Form 10-Q
period 1995-03-31
CRAWFORD & CO
filed 1995-05-11
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1995                                  Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Three-Month
     Periods Ended March 31, 1995 and March 31, 1994:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                              1995        1994

Revenues                                                  $148,649    $148,792

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,378 in 1995 and $8,372 in 1994                    100,965     102,189

   Selling, general and administrative expense              31,800      29,711

           Total costs and expenses                        132,765     131,900

Income Before Income Taxes                                  15,884      16,892

Provision for Income Taxes                                   6,406       6,805

Net Income                                                  $9,478     $10,087

Earnings Per Share                                           $0.27       $0.28

Weighted Average Shares Outstanding                     34,930,601  36,054,281


Declared Dividends Per Share - Class A Common Stock        $0.1450     $0.1400

Declared Dividends Per Share - Class B Common Stock        $0.1350     $0.1250


                (See accompanying notes to condensed financial statements)

Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1995                                    Page 3


Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994:


                                                     (In Thousands of Dollars)

                                                        (Unaudited)
                                                          March 31 December 31
                                                              1995        1994

ASSETS

Current Assets:
   Cash and cash equivalents                               $24,680     $38,968
   Short-term investments, at fair value                    15,879      18,766
   Accounts receivable, less allowance for doubtful
      accounts of $10,452 in 1995 and $10,220 in 1994      103,130     104,942
   Unbilled revenues, at estimated billable amounts         60,191      59,601
   Prepaid income taxes                                     12,141      12,147
   Prepaid expenses and other current assets                 9,692       9,215

       Total current assets                                225,713     243,639


Property and Equipment:
   Property and equipment, at cost:                        117,151     112,513
   Less accumulated depreciation and amortization          (79,104)    (75,065)

       Net property and equipment                           38,047      37,448


Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $6,149 in 1995
      and $5,833 in 1994                                    54,061      51,684
   Prepaid pension obligation                               34,857      23,500
   Other                                                     6,815       6,623

       Total other assets                                   95,733      81,807


TOTAL ASSETS                                              $359,493    $362,894


             (See accompanying notes to condensed financial statements)

Form 10-Q                                     Crawford & Company
Quarter Ended March 31, 1995                     Page 4


  Consolidated Balance Sheets - (Continued)


                                                     (In Thousands of Dollars)

                                                       (Unaudited)
                                                          March 31 December 31
                                                              1995        1994

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                    $7,314      $9,123
   Accounts payable                                         10,378      10,999
   Accrued compensation and related costs                   29,559      39,219
   Other accrued liabilities                                32,478      31,167
   Deferred revenues                                        26,650      25,813
   Current installments of long-term debt                    1,572       1,298

       Total current liabilities                           107,951     117,619

Noncurrent Liabilities:
   Long-term debt, less current installments                 9,988       9,962
   Deferred income taxes                                    19,106      14,720
   Postretirement medical benefit obligation                 7,948       7,440

       Total noncurrent liabilities                         37,042      32,122

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,385,650 and 18,036,268
      shares issued in 1995 and 1994, respectively          17,386      17,449
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,451,958 and 18,032,640
      shares issued in 1995 and 1994, respectively          17,452      17,580
   Retained earnings                                       182,345     180,772
   Cumulative translation adjustment                        (2,683)     (2,648)

       Total shareholders' investment                      214,500     213,153


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $359,493    $362,894


            (See accompanying notes to condensed financial statements)

Form 10-Q                                     Crawford & Company
Quarter Ended March 31, 1995                     Page 5


Unaudited Consolidated Statements of Cash Flows for the Three-Month Periods
  Ended March 31, 1995 and March 31, 1994:

                                                     (In Thousands of Dollars)

                                                              1995        1994

Cash Flows From Operating Activities:
   Net income                                               $9,478     $10,087
   Reconciliation of net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                       4,090       3,690
         Deferred income taxes                               4,037        (276)
         Loss on sales of property and equipment               147           8
         Changes in operating assets and liabilities:
            Short-term investments                           2,887        (919)
            Accounts receivable, net                         1,722        (839)
            Unbilled revenues                                 (651)     (5,351)
            Prepaid or accrued income taxes                  1,342       6,336
            Accounts payable and accrued liabilities        (9,190)      1,532
            Deferred revenues                                  837        (364)
            Prepaid expenses and other assets              (16,245)      1,127
Net cash (used in) provided by operating activities         (1,546)     15,031

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                   (3,451)     (2,715)
   Sales of property and equipment                              21          28
Net cash used in investing activities                       (3,430)     (2,687)

Cash Flows From Financing Activities:
   Dividends paid                                           (4,895)     (4,778)
   Repurchase of common stock                               (3,512)          0
   Issuance of common stock                                    311         302
   Increase (Decrease) in short-term borrowings             (1,728)      1,056
   Increase (Decrease) in long-term debt                       539        (153)
Net cash used in financing activities                       (9,285)     (3,573)

Effect of exchange rate changes on cash
   and cash equivalents                                        (27)       (214)
Increase (Decrease) in cash and cash equivalents           (14,288)      8,557
Cash and cash equivalents at beginning of period            38,968      40,111
Cash and cash equivalents at end of period                 $24,680     $48,668

Cash payments for income taxes                                $810        $797

           (See accompanying notes to condensed financial statements)