Form 10-Q
period 1995-06-30
CRAWFORD & CO
filed 1995-08-11
CIK 25475

Form 10-Q                                             Crawford & Company
Quarter Ended June 30, 1995                           Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Six-Month
     Periods ended June 30, 1995 and June 30, 1994:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1995        1994

Revenues                                                 $299,512    $296,616

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $17,073 in 1995 and $15,700 in 1994                 205,200     203,106

   Selling, general and administrative expense             67,402      59,140

           Total costs and expenses                       272,602     262,246

Income Before Income Taxes                                 26,910      34,370

Provision for Income Taxes                                 10,852      13,850

Net Income                                                $16,058     $20,520

Earnings Per Share                                          $0.46       $0.57

Weighted Average Shares Outstanding                    34,889,009  36,043,364


Declared Dividends Per Share - Class A Common               $0.29       $0.28

Declared Dividends Per Share - Class B Common               $0.27       $0.25


          (See accompanying notes to condensed financial statements)



Form 10-Q                                              Crawford & Company
Quarter Ended June 30, 1995                            Page 3






Quarterly Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended June 30, 1995 and June 30, 1994:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1995        1994

Revenues                                                 $150,863    $147,824

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,695 in 1995 and $7,328 in 1994                   104,235     100,917

   Selling, general and administrative expense             35,602      29,429

           Total costs and expenses                       139,837     130,346

Income Before Income Taxes                                 11,026      17,478

Provision for Income Taxes                                  4,446       7,045

Net Income                                                 $6,580     $10,433

Earnings Per Share                                          $0.19       $0.29

Weighted Average Shares Outstanding                    34,851,171  36,032,567


Declared Dividends Per Share - Class A Common              $0.145      $0.140

Declared Dividends Per Share - Class B Common              $0.135      $0.125


             (See accompanying notes to condensed financial statements)



Form 10-Q                                              Crawford & Company
Quarter Ended June 30, 1995                            Page 4


Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994:


                                                     (In Thousands of Dollars)

                                                       (Unaudited)
                                                           June 30 December 31
                                                              1995        1994

ASSETS

Current Assets:
   Cash and cash equivalents                               $22,649     $38,968
   Short-term investments, at fair value                     9,976      18,766
   Accounts receivable, less allowance for doubtful
      accounts of $10,688 in 1995 and $10,220 in 1994      110,416     104,942
   Unbilled revenues, at estimated billable amounts         60,905      59,601
   Prepaid income taxes                                     13,110      12,147
   Prepaid expenses and other current assets                12,172       9,215

       Total current assets                                229,228     243,639


Property and Equipment:
   Property and equipment, at cost:                        121,186     112,513
   Less accumulated depreciation and amortization          (82,318)    (75,065)

       Net property and equipment                           38,868      37,448


Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $6,598 in 1995
      and $5,833 in 1994                                    53,873      51,684
   Prepaid pension obligation                               35,054      23,500
   Other                                                     5,374       6,623

       Total other assets                                   94,301      81,807


TOTAL ASSETS                                              $362,397    $362,894

           (See accompanying notes to condensed financial statements)


Form 10-Q                                              Crawford & Company
Quarter Ended June 30, 1995                            Page 5


  Consolidated Balance Sheets - (Continued)


                                                     (In Thousands of Dollars)

                                                       (Unaudited)
                                                           June 30 December 31
                                                              1995        1994

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                    $8,786      $9,123
   Accounts payable                                         11,611      10,999
   Accrued compensation and related costs                   26,289      39,219
   Other accrued liabilities                                31,374      31,167
   Deferred revenues                                        28,130      25,813
   Current installments of long-term debt                    1,474       1,298

       Total current liabilities                           107,664     117,619

Noncurrent Liabilities:
   Long-term debt, less current installments                10,237       9,962
   Deferred income taxes                                    19,020      14,720
   Postretirement medical benefit obligation                 8,314       7,440

       Total noncurrent liabilities                         37,571      32,122

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,406,248 and 17,449,130
      shares issued in 1995 and 1994, respectively          17,406      17,449
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,466,548 and 17,580,213
      shares issued in 1995 and 1994, respectively          17,467      17,580
   Retained earnings                                       184,424     180,772
   Cumulative translation adjustment                        (2,135)     (2,648)

       Total shareholders' investment                      217,162     213,153


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $362,397    $362,894

         (See accompanying notes to condensed financial statements)



Form 10-Q                                              Crawford & Company
Quarter Ended June 30, 1995                            Page 6


Unaudited Consolidated Statements of Cash Flows for the Six-Month Periods Ended
     June 30, 1995 and June 30, 1994:

                                                     (In Thousands of Dollars)

                                                              1995        1994

Cash Flows From Operating Activities:
   Net income                                              $16,058     $20,520
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                       8,450       7,489
         Deferred income taxes                               4,159        (433)
         Loss on sales of property and equipment               246          44
         Changes in operating assets and liabilities:
            Short-term investments                           8,790       2,409
            Accounts receivable, net                        (4,913)     (9,579)
            Unbilled revenues                                 (817)     (2,791)
            Prepaid or accrued income taxes                 (1,672)      4,581
            Accounts payable and accrued liabilities        (9,411)        223
            Deferred revenues                                2,317       3,285
            Prepaid expenses and other assets              (18,782)     (6,653)
Net cash provided by operating activities                    4,425      19,095

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                   (8,004)     (5,201)
   Net assets of companies acquired                              0      (2,350)
   Sales of property and equipment                              92         128
Net cash used in investing activities                       (7,912)     (7,423)

Cash Flows From Financing Activities:
   Dividends paid                                           (9,774)     (9,559)
   Repurchase of common stock                               (3,512)     (3,147)
   Issuance of common stock                                    724         417
   Increase (Decrease) in short-term borrowings               (775)        642
   Increase (Decrease) in long-term debt                       336         (40)
Net cash used in financing activities                      (13,001)    (11,687)

Effect of exchange rate changes on cash and cash
   equivalents                                                 169        (205)
Decrease in cash and cash equivalents                      (16,319)       (220)
Cash and cash equivalents at beginning of period            38,968      40,111
Cash and cash equivalents at end of period                 $22,649     $39,891

Cash payments for income taxes                              $8,209      $9,565

          (See accompanying notes to condensed financial statements)