Form 10-Q
period 1995-09-30
CRAWFORD & CO
filed 1995-11-13
CIK 25475

Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1995                           Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Nine-Month
     Periods ended September 30, 1995 and September 30, 1994:

                                                 (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                              1995        1994

Revenues                                                  $450,466    $445,667

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $25,698 in 1995 and $23,575 in 1994                  310,119     305,193

   Selling, general and administrative expense              97,631      87,298

           Total costs and expenses                        407,750     392,491

Income Before Income Taxes                                  42,716      53,176

Provision for Income Taxes                                  17,228      21,880

Net Income                                                 $25,488     $31,296

Earnings Per Share                                           $0.73       $0.87

Weighted Average Shares Outstanding                     34,885,628  35,910,101


Declared Dividends Per Share - Class A Common               $0.435      $0.420

Declared Dividends Per Share - Class B Common               $0.405      $0.375


             (See accompanying notes to condensed financial statements)



Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1995                           Page 3






Quarterly Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended September 30, 1995 and September 30, 1994:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                              1995        1994

Revenues                                                  $150,954    $149,051

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,625 in 1995 and $7,874 in 1994                    104,750     102,091

   Selling, general and administrative expense              30,398      28,154

           Total costs and expenses                        135,148     130,245

Income Before Income Taxes                                  15,806      18,806

Provision for Income Taxes                                   6,375       8,030

Net Income                                                  $9,431     $10,776

Earnings Per Share                                           $0.27       $0.30

Weighted Average Shares Outstanding                     34,878,976  35,647,921


Declared Dividends Per Share - Class A Common               $0.145      $0.140

Declared Dividends Per Share - Class B Common               $0.135      $0.125


             (See accompanying notes to condensed financial statements)



Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1995                           Page 4


Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994:


                                                  (In Thousands of Dollars)

                                                    (Unaudited)
                                                      September 30 December 31
                                                              1995        1994

ASSETS

Current Assets:
   Cash and cash equivalents                               $34,737     $38,968
   Short-term investments, at fair value                     6,561      18,766
   Accounts receivable, less allowance for doubtful
      accounts of $10,300 in 1995 and $10,220 in 1994      110,878     104,942
   Unbilled revenues, at estimated billable amounts         60,510      59,601
   Prepaid income taxes                                     11,592      12,147
   Prepaid expenses and other current assets                12,380       9,215

       Total current assets                                236,658     243,639


Property and Equipment:
   Property and equipment, at cost:                        122,394     112,513
   Less accumulated depreciation and amortization          (84,058)    (75,065)

       Net property and equipment                           38,336      37,448


Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $7,113 in 1995
      and $5,833 in 1994                                    55,019      51,684
   Prepaid pension obligation                               35,168      23,500
   Other                                                     4,751       6,623

       Total other assets                                   94,938      81,807


TOTAL ASSETS                                              $369,932    $362,894


           (See accompanying notes to condensed financial statements)

Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1995                           Page 5


  Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                    (Unaudited)
                                                     September 30  December 31
                                                             1995         1994

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                    $9,258      $9,123
   Accounts payable                                         12,345      10,999
   Accrued compensation and related costs                   29,894      39,219
   Other accrued liabilities                                30,350      31,167
   Deferred revenues                                        27,621      25,813
   Current installments of long-term debt                    1,387       1,298

       Total current liabilities                           110,855     117,619

Noncurrent Liabilities:
   Long-term debt, less current installments                10,063       9,962
   Deferred income taxes                                    19,037      14,720
   Postretirement medical benefit obligation                 7,738       7,440
   Other                                                       823           0

       Total noncurrent liabilities                         37,661      32,122

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,417,986 and 17,449,130
      shares issued in 1995 and 1994, respectively          17,418      17,449
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,464,280 and 17,580,213
      shares issued in 1995 and 1994, respectively          17,464      17,580
   Retained earnings                                       188,937     180,772
   Cumulative translation adjustment                        (2,403)     (2,648)

       Total shareholders' investment                      221,416     213,153


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $369,932    $362,894

       (See accompanying notes to condensed financial statements)


Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1995                           Page 6


Unaudited Consolidated Statements of Cash Flows for the Nine-Month Periods
     Ended September 30, 1995 and September 30, 1994:

                                                     (In Thousands of Dollars)

                                                              1995        1994

Cash Flows From Operating Activities:
   Net income                                              $25,488     $31,296
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                      12,685      11,137
         Deferred income taxes                               6,359         (22)
         Loss on sales of property and equipment               691         138
         Changes in operating assets and liabilities,
           net of effects of acquisitions:
            Short-term investments                          12,205       6,502
            Accounts receivable, net                        (5,447)    (17,016)
            Unbilled revenues                                 (511)       (422)
            Prepaid or accrued income taxes                 (3,247)      3,644
            Accounts payable and accrued liabilities        (5,963)     10,390
            Deferred revenues                                1,809       4,200
            Prepaid expenses and other assets              (16,154)     (5,563)
Net cash provided by operating activities                   27,915      44,284

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (10,833)     (8,541)
   Net assets of companies acquired                         (4,206)     (8,678)
   Sales of property and equipment                             123         173
Net cash used in investing activities                      (14,916)    (17,046)

Cash Flows From Financing Activities:
   Dividends paid                                          (14,658)    (14,279)
   Repurchase of common stock                               (3,721)     (8,917)
   Issuance of common stock                                    910         552
   Decrease in short-term borrowings                          (265)       (356)
   Increase in long-term debt                                  274         189
Net cash used in financing activities                      (17,460)    (22,811)

Effect of exchange rate changes on cash and cash
   equivalents                                                 230         (66)
Increase (Decrease) in cash and cash equivalents            (4,231)      4,361
Cash and cash equivalents at beginning of period            38,968      40,111
Cash and cash equivalents at end of period                 $34,737     $44,472

Cash payments for income taxes                             $13,946     $18,031

          (See accompanying notes to condensed financial statements)