Form 10-Q/A
period 1995-09-30
CRAWFORD & CO
filed 1995-11-27
CIK 25475

[ARTICLE] 5
[RESTATED]
[CIK] 0000025475
[NAME] CRAWFORD & COMPANY
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                           34737
[SECURITIES]                                      6561
[RECEIVABLES]                                   181688
[ALLOWANCES]                                     10300
[INVENTORY]                                          0
[CURRENT-ASSETS]                                236658
[PP&E]                                          122394
[DEPRECIATION]                                   84058
[TOTAL-ASSETS]                                  369932
[CURRENT-LIABILITIES]                           110855
[BONDS]                                          10063
[COMMON]                                         34882
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      186534
[TOTAL-LIABILITY-AND-EQUITY]                    369932
[SALES]                                              0
[TOTAL-REVENUES]                                450466
[CGS]                                                0
[TOTAL-COSTS]                                   310119
[OTHER-EXPENSES]                                 97631
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                  42716
[INCOME-TAX]                                     17228
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     25488
[EPS-PRIMARY]                                     0.73
[EPS-DILUTED]                                        0