Form 10-K405
period 1995-12-31
CRAWFORD & CO
filed 1996-03-27
CIK 25475

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K

      X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ----       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ----       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------

Commission file number 1-10356.
                       -------

                             CRAWFORD & COMPANY
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

               Georgia                                    58-0506554
--------------------------------------------   ---------------------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

5620 Glenridge Dr., N.E., Atlanta, Georgia                   30342
--------------------------------------------   ---------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (404) 256-0830
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                        Name of each exchange on which registered
           -------------------                        -----------------------------------------
Class A Common Stock - $1.00 Par Value                            New York Stock Exchange
Class B Common Stock - $1.00 Par Value                            New York Stock Exchange
--------------------------------------                            -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ---

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $129,000,000 as of March 1, 1996, based upon the closing price as reported on NYSE on such date.
*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1996 was:

         Class A Common Stock - $1.00 Par Value -  16,961,861 Shares
         Class B Common Stock - $1.00 Par Value -  17,281,505 Shares
--------------------------------------------------------------------------------

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1995, Part I
- Item 2; Part II - Items 5, 6, 7 and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is a diversified service firm which provides claims services, risk management services, disability management, risk control services and risk management information services to insurance companies, self-insured corporations and governmental entities.

The Registrant is not owned by or affiliated with any insurance company.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from each of the Registrant's principal service categories are shown in the following schedule:

                                                                            Years Ended December 31,
                                                                            ------------------------

                                                                          1995         1994         1993
                                                                          ----         ----         ----
 Domestic Claims Services (including Risk Management and Other
 Services, other than Parent Care)                                        71.0%        75.1%        73.8%

 Domestic Disability Management Services (including Parent Care)          15.1%        17.0%        18.7%

 International Operations                                                 13.9%         7.9%         7.5%
                                                                         ------       ------       ------

                                                                         100.0%       100.0%       100.0%
                                                                         ======       ======       ======


DOMESTIC CLAIMS SERVICES. Domestic claims services, which produced 71.0% of the Registrant's 1995 revenues, are provided by two of the Registrant's domestic service units, each servicing different markets while providing many of the same services. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require various partial services which the Registrant provides through its Claims Services unit. The Registrant's Risk Management Services unit services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them the more complete range of services they typically require, including the supervision of field locations, information services and medical cost-containment. In November of 1993, the Registrant reorganized and reduced its major domestic service units from six to three, expanding the Risk Management Services unit to include all of the services offered to the self-insured corporate market. In 1994, the Registrant designated 48 Risk Management Control branches to provide centralized account management to the self-insured market. While these reorganizations did not change the services offered by the Registrant, it made it easier for the Registrant to package these services and deliver them to its various clients.

The major elements of domestic claims administration services (which include the partial services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are as follows:

         - Initial Reporting - the Registrant's XPressLinkSM service provides 24-hour receipt, acknowledgement, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

         - Investigation - the development of information necessary to determine the cause and origin of loss.

         - Evaluation - the determination of the extent and value of damage incurred and the coverage, liability and compensability relating to the parties involved.

         - Disposition - the resolution of the claim, whether by negotiation and settlement, by denial or by other resolution.

Expanded services provided primarily, but not exclusively, to Registrant's self-insured clients through its Risk Management Services unit include the following:

         - Information Services - provides reports of detailed claims information of both a statistical and financial nature to self-insured corporations, governmental entities and insurance companies. The Registrant's basic information system is SISDATSM, but the registrant also offers SISDAT+SM, a risk management information system which integrates the basic information provided by the SISDATSM system with the on-line inquiry and flexible reporting capabilities of Risk Sciences Group's SIGMASM system (discussed below).

         - Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim. This function is provided primarily for self-insured clients and is handled by the Registrant's Risk Management Services unit.

         - Auditing Services - the Registrant's Sentinel Medical Review System(R), a bill audit program, utilizes proprietary software developed by the Registrant, to assist clients in controlling medical costs associated with workers compensation claims by comparing fees charged by health care providers with maximum fee schedules prescribed by state workers compensation regulations as well as usual and customary charges in non-fee schedule states. The Registrant also performs hospital bill audits related to workers compensation claims.

         - Medical Review Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations involved in employee group health insurance plans. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, discharge planning, and the Early Medical Management InterventionSM (EMMISM) program which provides services to actively control workers compensation medical and indemnity costs at the onset of a claim through nurse screening for severity as claims are received from XPressLinkSM or directly from the client. The Registrant also provides a workers compensation PPO network to its self- insured clients.

The claims administration services described above are provided to clients for a variety of different referral assignments which are generally classified as to the underlying insured risk categories used by insurance companies. The major categories are described below:

         - Automobile - relates to all types of losses involving use of the automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft and comprehensive liability.

         - Property - relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property and damage to property under inland marine coverage.

         - Workers Compensation - relates to claims arising under state and federal workers compensation laws.

         - Public Liability - relates to a wide range of non-automobile liability claims such as product liability, owners, landlords and tenants' liabilities and comprehensive general liability.


Catastrophe services are provided by two subunits within the Registrant's Claims Services unit. The Catastrophe Services division provides quick response teams for support to clients by servicing insurance claims following hurricanes, tornados, earthquakes, floods and other natural disasters. In addition, the Registrant has established the Cornerstone Group, which provides catastrophic liability management services, including class action litigation support, cost containment, claims management systems development, and contingency planning, for clients faced with product liability, explosion, oil spill, chemical release and other man-made disasters.

DOMESTIC DISABILITY MANAGEMENT SERVICES. The Registrant's Disability Management Services unit, which produced 15.1% of the Registrant's 1995 revenues, serves both the insurance company and self-insured markets by offering a full range of medical and disability cost-containment services. The services it provides play an integral part in the resolution of many claims, particularly those workers compensation cases which involve lost time injuries or illnesses. In addition, Disability Management Services interfaces closely with Risk Management Services to provide medical case management, vocational consulting and return-to-work programs to the self-insured corporate market. Major categories of disability management services are discussed in the following paragraphs:

         - Vocational Services - provides vocational evaluation in order to assess an injured employee's potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. The Crawford Occupational Re-EmploymentSM (CORESM) program enlists the services of our vocational, medical and employment consultants to assist in the re-employment and preparation of injured individuals to return to work.

         - Medical Case Management Services - are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person's physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to insure that such treatment is appropriate and necessary in the circumstances.

         - Health and Wellness Services - involves programs designed to improve employee performance on the job and thus reduce employer costs of absenteeism, health and accident claims and workers compensation claims. These include employee assistance programs which provide employees with appropriate counseling and referral for problems associated with drug or alcohol dependency, job-related stress, marital or family matters or other causes.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. Management believes that additional risk management and other related services, which support and supplement the claims and disability management services offered, are important to enable the Registrant to provide the full range of services required by its clients. Some of these services are discussed in the following paragraphs:

         - RISK CONTROL SERVICES - involves the identification of factors which cause loss and the development of procedures and techniques designed to prevent, minimize or control these losses. These services are provided by risk control consultants, who develop complete programs for the client which emphasize preventative measures to reduce the costs of losses. Risk control consultants also perform risk assessments of larger, more complicated risks for the insurance industry.

                 Additionally, through Crawford/FPE the Registrant provides fire protection consulting and system design, industrial hygiene, and boiler and machinery consulting. With the Registrant's realignment of service units in November of 1993, Risk Control Services became a service under the Risk Management Services unit, thus making it easier to deliver its services to the self-insured corporate market.

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant and part of the Risk Management Services unit. Risk Sciences Group (RSG) provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems SISDATSM and SISDAT+SM, and has developed the SIGMASM system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure and insurance policy information. With its staff of approximately 129 employees, RSG serves a variety of clients with specialized computer programs for long-term risk management planning; data and systems integration; development of historical claims/loss databases; claims administration and management; regulatory reporting; insurance and risk management cost control; and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting. In April of 1993 the Registrant acquired Paradigm Infosystems, Inc., a company which specializes in the design and development of PC/LAN-based risk management
                 information systems software.   Paradigm incorporates the
                 windows-style graphical user interface technology into its PC software resulting in a user-friendly product which meets a
                 variety of client needs.   Together, RSG and Paradigm provide
                 users with claims processing software, risk management information services and systems consulting expertise.

         - PARENT CARE - offers a full menu of elder care service including comprehensive on-site assessments, complete care coordination and on-going care monitoring. Acquired by the Registrant during 1994, Parent Care provides its services through experienced health care professionals with an incite to local quality care needs and offers these services in Florida and New York to senior citizens and their children, attorneys and trust officers.

         - EDUCATION SERVICES - are provided by the Registrant's Learning & Resource Center, whose principal objective is to provide technical and management training to the Registrant's employees in order to assure consistent quality in the delivery of services to clients. In addition, the Learning & Resource Center markets its classrooms and correspondence courses in many risk management subjects to outside clients.

INTERNATIONAL OPERATIONS. International operations provided 13.9% of the Registrant's 1995 revenues. Through its Canadian subsidiary, Crawford & Company Insurance Adjusters Ltd., the Registrant provides in Canada generally the same array of claims, risk management and disability management services as the Registrant provides to the United States insurance and self-insured marketplace. In December 1990, the Registrant acquired Graham Miller Group Limited ("Graham Miller"), a London-based international loss adjusting firm. Graham Miller provides loss adjusting services to international insurance underwriters, including Lloyds of London, through owned or affiliated offices in approximately 40 countries. In April of 1994, Crawford & Company Insurance Adjusters Ltd. acquired all the outstanding capital stock of Finnamore & Partners Limited ("Finnamore"), a Canadian specialty loss adjusting firm headquartered in Halifax. Effective January 1, 1996, Finnamore was amalgamated with Crawford & Company Insurance Adjusters Ltd. In September of 1994, a subsidiary of the Registrant acquired all of the outstanding stock of Arnold & Green Ltd. ("A & G"), a United Kingdom based liability adjusting firm headquartered in Stockport, Cheshire, which handles claims in the fields of employers' liability, public liability, products and product guaranties, as well as professional indemnity errors and omissions and contractors' all risk loss exposures. In November of 1994, subsidiaries of the Registrant acquired the Brocklehurst Group ("Brocklehurst"), consisting primarily of a United Kingdom based chartered loss adjusting firm specializing in property, aviation, marine, agriculture and oil and energy exposures. The Registrant has consolidated Graham Miller's existing United Kingdom branches with those of Brocklehurst under the names "Crawford Brocklehurst" and "Brocklehurst Miller". A & G will continue to operate separately in the United Kingdom under the name "Crawford Arnold & Green". Outside of the United Kingdom and North America, the Registrant will do business as "Crawford Graham Miller". Non-North American revenues and expenses were reported on a three-month delayed basis until 1995. Such revenues and expenses are now reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 1995 and 1994 consolidated financial statements reflect the non-North American financial position as of October 31, 1995 and September 30, 1994, respectively and the results of non-North American operations and cash flows for the 13-month period ended October 31, 1995 and the 12-month periods ending September 30, 1994 and 1993. This change had no material effect on the Registrant's financial position, results of operation, or cash flows.

The major services offered by the Registrant through its U.K. headquartered international operations are listed below:

         - Property and Casualty - provides loss adjusting services for property, general liability, professional indemnity for directors and officers, product liability and medical malpractice.

         - Oil, Energy & Engineering - provides loss adjusting for oil, gas, petrochemicals, other energy risks, utilities and mining industries, as well as marine and off-shore risks.

         - Environmental Pollution - provides cost-containment and claims management services with respect to environmental related losses.

         - Construction - provides loss adjusting services under contractors' all risk, engineering all risk, and contractors' liability coverages.

                 Additionally evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

         - Catastrophe - organizes major loss teams to provide claims management and cost containment services through proprietary information systems.

         - Marine - provides loss adjusting services for freight carriers liability, loss investigations, recoveries, salvage disposal, yatch and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

         - Specie and Fine Art - provides loss adjusting services under fine art dealers' block and jewelry and furriers' block policies.

         - Entertainment Industry - provides a broad range of loss adjusting services for television, commercial and educational film production, and theater and live events.

         - Aviation - manages salvage removal and sale and provides loss adjusting services for hull related risks, as well as cargo and legal liability, hangar and airport owners'/operators' liability policies.

         - Banking, Financial and Political Risks - performs loss adjusting functions under bankers blanket bond, political risk, and financial contingency policies.

         - Livestock - performs loss adjusting on bloodstock, liability/equestrian activity.

         - Security Consultancy - performs loss prevention and bank surveys and adjusts cash-in- transit losses.

         - Reinsurance - provides external audits, portfolio analyses, and management and marketing research. Additionally provides underwriting review, cash control and management of discontinued operations.


During 1994, the Registrant opened a health care management services office in London to provide medical and vocational case management services to the employer liability market and to provide specialized return to work and expert testimony services in the auto liability market. It is hoped these services will expand in the coming years, both within and outside of the United Kingdom.

                   COMPETITION, EMPLOYMENT AND OTHER FACTORS


The claims services, risk management services, disability management, and risk control markets are each highly competitive and are composed of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, health and disability management, risk control and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, such organizations derive revenues from independent claims administration activities which equal those of the Registrant.

The majority of property and casualty insurance companies maintain their own staffs of salaried adjusters, with field adjusters located in those areas in which the volume of claims justifies maintaining a salaried staff. These companies utilize independent adjusters to service claims when the volume of claims exceeds the capacity of their staffs and when claims arise in areas not serviced by staff adjusters. The volume of property claim assignments referred to the Registrant fluctuates primarily depending on the occurrence of severe weather.

The United States insurance industry generally uses internal adjusting personnel to make automobile claims adjustments by telephone and assigns the limited function of appraising physical damage to outside service organizations, such as the Registrant. The Registrant believes that such limited assignments from automobile insurers may continue, reflecting a perception by insurance companies that they can reduce adjusting expenses in amounts greater than the higher losses associated with telephone adjusting. In certain instances, however, insurers have attempted to reduce the fixed cost of their claims departments by increasing outside assignments to independent firms such as the Registrant.

As insurance premiums have increased and corporate risk management personnel have become more aware of alternative methods of financing losses, there has been a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental instrumentalities. These programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, as well as permit certain risk management services to be provided to the client by service companies independent of the insurance company. In addition to providing full claims administration services for such clients, the Registrant generally provides statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by the Registrant and the fee to be paid for its services (generally a fixed rate per assignment within the various risk classifications).


In addition to the large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional risk management services firms located throughout the United States and internationally. Many of these smaller firms have rate structures that are lower than the Registrant's, but do not offer the broad spectrum of risk management services which the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its broader scope of services and its large number of geographically dispersed offices provide it with a competitive advantage in securing business from national and international clients.

The Registrant has approximately 442 branch offices which provide claims administration services in the fifty states of the United States, and through subsidiaries in nine provinces of Canada and Puerto Rico. In addition, it has 53 Risk Management Control branches. Disability Management Services are provided in approximately 188 office locations in the United States and 19 in Canada. At the end of 1995 the Registrant had 16 Risk Control offices and 7 Risk Sciences Group offices. Many of the Registrant's service units are co-located in the same facility. Internationally, the Registrant and its affiliates have 109 claims offices serving approximately 40 non-North American countries and one health care management office in London.

The Registrant has branch profit-sharing agreements with most of its branch managers in the United States under which those managers participate in the profits of their respective branches. These agreements provide a formula for the determination of branch office profits and specify the managers' participation percentage, which is generally 40%.

During 1995, revenues derived from services provided to American International Group and its subsidiaries (AIG) approximated 12% of total revenues. During 1994 and 1993, revenues derived from services provided by the Registrant to AIG were 14% and 16% of total revenue in each of such years. Revenues derived from AIG, an insurance holding company, principally relate to claims administration services provided under the high-risk retention programs described above. In addition, the Registrant also provides disability management services and other risk management services to AIG. The Registrant believes that its relationships with all its customers, including AIG, are good.

At December 31, 1995, the total number of full-time employees was 7,189 compared with 7,896 at December 31, 1994. The Registrant, through its Learning & Resource Center, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and disability management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to this technical training, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing and sales topics. These programs involve both in-house and external resources.


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 1995, the Registrant leased approximately 611 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 6 of Notes to Consolidated Financial Statements included in the Registrant's 1995 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

The Registrant owns or leases approximately 3,120 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States and Canada. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.


ITEM 3.  LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Registrant is named as a defendant in suits by insureds or claimants contesting decisions by the Registrant or its clients with respect to the settlement of claims. Additionally, clients of the Registrant have brought actions for indemnification on the basis of alleged negligence on the part of the Registrant, its agents or employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Registrant; however, the Registrant is self-insured for the deductibles under its various insurance coverages. In the opinion of the Registrant, adequate reserves have been provided for such self-insured risks.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

    Name                                   Office                                                             Age
    ----                                   ------                                                             ---
D. A. Smith               Chairman, President and Chief Executive Officer                                      46
A. L. Meyers, Jr.         President - Claims Services                                                          58
J. R. Bryant              President - Risk Management Services                                                 45
R. P. Albright            President - Disability Management                                                    54
G. L. Box                 President - International Operations                                                 62
D. R. Chapman             Executive Vice President - Finance                                                   56
G. N. Cox                 Senior Vice President - Human Resources                                              51
J. F. Osten               Senior Vice President - General Counsel & Corporate Secretary                        54
J. S. Tatum               Vice President - Information Technology                                              41
L. H. Chase               Vice President - Business Process Management                                         48

All of the above officers, except as indicated below, have been associated with the Registrant in management capacities for more than five years and have held the positions indicated in the above table for more than five years.

Mr. Smith was appointed to his present position effective January 1, 1996. Prior to January 1, 1996 and since November 1, 1994, he was President and Chief Operating Officer. From August 1, 1992 to November 1, 1994, Mr. Smith was President - Claims Services. From January 1, 1991 to August 1, 1992, Mr. Smith was President of Crawford & Company International, Inc., and he was Vice President, and later, Senior Vice President with responsibility for the Registrant's Midwest Region from January 1, 1986 to January, 1991.

Mr. Meyers was appointed to his present position effective September 1, 1995. He had previously retired from the Company in April 1994, after having served as General Manager of the Registrant's Fairfax, Virginia branch office since 1988. During the period between his retirement and appointment to his present position he served as a consultant and operations supervisor for the Registrant.

Mr. Albright was appointed to his present position effective November 1, 1993. Prior to November 1, 1993 and since March 1, 1983, he was Senior Vice President
- Marketing.

Mr. Bryant was appointed to his present position effective August 1, 1995. Prior to August 1, 1995 and since November 1, 1994, he was President - Claims Services. From January 1, 1993 to November 1, 1994, he was Vice President - National Sales Manager and from March, 1989 to December, 1992 he was Regional Director - RMS for the Registrant's Midwest Region becoming an Assistant Vice President on July 1, 1990.

Mr. Box was appointed to his present position effective November 1, 1994. From July 1, 1994 to November 1, 1994, he was Vice President - International Operations, and for more than five years prior to July, 1994 was responsible for the management of the Registrant's Mid-Atlantic region.

Mr. Tatum was appointed to his present position effective August 1, 1995. Prior to August 1, 1995 and since April 15, 1994, he was President of Risk Sciences Group, Inc. From January 1, 1992 to April 15, 1994, he was a Vice President of Risk Sciences Group, Inc. in charge of Northeast Operations and from June, 1990 to December 31, 1991, he was Director of Operations for Risk Sciences Group, Inc.

Officers of the Registrant are appointed annually by the Board of Directors.


PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY AND RELATED
         SHAREHOLDER MATTERS

The information required by this Item is included on pages 26-27 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 under the caption "Quarterly Financial Data" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 28 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 24-25 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 13-23 and pages 26-27 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data", and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 11 and 12 herein.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-10 under the captions "Executive Compensation and Other Information", "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" and on page 14 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The information required by this Item is included on pages 10-13 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 13 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, and is incorporated herein by reference.



PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a)      The following documents are filed as part of this report:

         1.      Financial Statements

                 The Registrant's 1995 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 1995 and 1994, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                 Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                 -        Consolidated Balance Sheets -- December 31, 1995 and
                          1994

                 - Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

                 - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1995, 1994 and 1993

                 - Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

                 - Notes to Consolidated Financial Statements - December 31, 1995, 1994 and 1993

         2.      Financial Statement Schedule

                 -        Report of Independent Public Accountants as to
                          Schedule


         Schedule
          Number
         --------
             II           Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993


                          Schedules I and III through V not listed above have been omitted because they are not applicable.


         3.      Exhibits filed with this report.

         Exhibit No.                               Document
         -----------                               --------
         3.1              Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to
                          Exhibit 19.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30,
                          1991).

         3.2              Restated By-laws of the Registrant, as amended.

         10.1 *           Crawford & Company Incentive Stock Option Plan (incorporated by reference to Exhibit 10(a) to the Registrant's annual report on Form 10-K for the year ended December 31, 1981).

         10.2 *           Amendment to Crawford & Company Incentive Stock Option Plan (incorporated by reference to
                          Appendix D on page D-1 of Registrant's Proxy Statement for the Special Meeting of Shareholders
                          held on July 24, 1990).

         10.3 *           Crawford & Company 1987 Stock Option Plan (incorporated by reference to Exhibit 28(a) to the
                          Registration Statement on Form S-8, Registration No. 33-22595).

         10.4 *           Amendment to Crawford & Company 1987 Stock Option Plan (incorporated by reference to Appendix C on page C-1 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on
                          July 24, 1990).

         10.5 *           Crawford & Company 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit
                          10.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).


         Exhibit No.                               Document
         -----------                               --------
         10.6 *           Crawford & Company Annual Incentive Compensation Plan (incorporated by reference to Exhibit
                          10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.7 *           Crawford & Company 1996 Annual Incentive Compensation Plan.

         10.8 *           Crawford & Company 1994-1996 Long-Term Executive Bonus Plan (incorporated by reference to
                          Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1993).

         10.9 *           Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to
                          Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1993).

         10.10 *          Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996).

         10.11 *          Amended and Restated Crawford & Company Medical Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1994).

         10.12 *          Discretionary Allowance Plan  (incorporated by reference to Exhibit 10.10 to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1994).

         10.13 *          Deferred Compensation Plan  (incorporated by reference to Exhibit 10.11 to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1994).

         11.1             Computation of Fully Diluted Earnings Per Share for the year ended December 31, 1995.

         13.1             The Registrant's Annual Report to Shareholders for the year ended December 31, 1995  (only those portions incorporated herein by reference).

         21.1             Subsidiaries of Crawford & Company.

         23.1             Consent of Arthur Andersen LLP.

         23.2             Consent of Deloitte & Touche.

         24.1-8           Powers of Attorney.


         Exhibit No.                               Document
         -----------                               --------
         27.1                         Financial Data Schedule (for SEC use only).


 * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1995.

(c)      The Registrant has filed the Exhibits listed in Item 14(a)(3).

(d) Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All subsidiaries included in the consolidated financial statements are wholly-owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CRAWFORD & COMPANY




Date     March  25, 1996                       By   /s/   D. A. Smith
         ---------------------                   ------------------------------
                                               D. A. SMITH, Chairman, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                     NAME AND TITLE
                                                     --------------

Date     March  25, 1996                                        /s/     D. A. Smith
         ---------------------                       ----------------------------------------------
                                                     D. A. SMITH, Chairman, President and Chief
                                                     Executive Officer (Principal Executive Officer)
                                                     and Director


Date     March  25, 1996                                       /s/     D. R. Chapman
         ---------------------                       ----------------------------------------------
                                                     D. R. CHAPMAN, Executive Vice President-
                                                     Finance (Principal Financial Officer)


Date     March  25, 1996                                       /s/     J. F. Giblin
         ---------------------                       ----------------------------------------------
                                                     J. F. GIBLIN, Vice President and Controller
                                                     (Principal Accounting Officer)


Date     March  25, 1996                                             *
         ---------------------                       ----------------------------------------------
                                                     VIRGINIA C. CRAWFORD, Director

                                                            NAME AND TITLE
                                                            --------------
Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            FORREST L. MINIX, Director


Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            J. HICKS LANIER, Director


Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            CHARLES FLATHER, Director


Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            JESSE S. HALL, Director


Date     March  25 , 1996                                               *
         ---------------------                              ----------------------------------------------
                                                            LINDA K. CRAWFORD, Director


Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            JESSE C. CRAWFORD, Director


Date     March  25, 1996                                                *
         ---------------------                              ----------------------------------------------
                                                            LARRY L. PRINCE, Director


Date     March  25,  1996                            *By       /s/    Judd F. Osten
         ---------------------                              ----------------------------------------------
                                                            JUDD F. OSTEN - As attorney-in-fact for the
                                                            Directors above whose name an asterisk appears

(Logo)                      ARTHUR ANDERSEN LLP



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE




To Crawford & Company:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 30, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole, we did not audit the 1994 and 1993 financial statements of certain foreign operations, which statements reflect approximately 7% of consolidated assets in 1994 and approximately 4% of consolidated revenues in 1994 and 1993. The schedule listed in Item 14(a)2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP



Atlanta, Georgia
January 30, 1996

                                                                     SCHEDULE II



                     CRAWFORD & COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
            -----------------------------------------------------
                          (In Thousands of Dollars)


 Col. A                               Col. B                 Col. C             Col. D                 Col. E
 ------                               ------                 ------             ------                 ------

                                      Balance at             Additions          Additions              Balance
                                      Beginning of           Charged to         (Deductions)           at End of
 Period                               Period                 Costs and          from                   Period
                                                             Expenses           Allowances(1)
 1995

 Deducted in Consolidated balance
 sheets from accounts receivable      $10,220                $  (779)            $   862                $10,303
                                      =======                =======             =======                =======

 1994

 Deducted in Consolidated balance
 sheets from accounts receivable      $10,128                $(1,693)            $ 1,785                $10,220
                                      =======                =======             =======                =======

 1993

 Deducted in Consolidated balance
 sheets from accounts receivable      $ 9,502                $ 2,543             $(1,917)               $10,128
                                      =======                =======             =======                =======


(1)      Represents uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX

                                                                                                               Sequential
                                                                                                              Page Number
     Exhibit No.                     Description of Exhibit                                                    of Exhibit
     -----------                     ----------------------                                                    ----------
         3.1              Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 19.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

         3.2   *          Restated By-laws of the Registrant, as amended.

         10.1             Crawford & Company Incentive Stock Option Plan (incorporated by reference to Exhibit 10(a) to the Registrant's annual report on Form
                          10-K for the year ended December 31, 1981).

         10.2             Amendment to Crawford & Company Incentive Stock Option Plan (incorporated by reference to Appendix D on page D-1 of Registrant's Proxy Statement for the
                          Special Meeting of Shareholders held on July 24, 1990).

         10.3             Crawford & Company 1987 Stock Option Plan (incorporated by reference to
                          Exhibit 28(a) to the Registration Statement on Form S-8, Registration No. 33-
                          22595).

         10.4             Amendment to Crawford & Company 1987 Stock Option Plan (incorporated by reference to Appendix C on page C-1 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on July 24, 1990).

         10.5             Crawford & Company 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.6             Crawford & Company Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.7  *          Crawford & Company 1996 Annual Incentive Compensation Plan.


                                 EXHIBIT INDEX

                                                                                                               Sequential
                                                                                                              Page Number
     Exhibit No.                     Description of Exhibit                                                    of Exhibit
     -----------                     ----------------------                                                    ----------
         10.8             Crawford & Company 1994-1996 Long-Term Executive Bonus Plan (incorporated by reference to Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993).

         10.9             Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993).

         10.10            Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the
                          Annual Meeting of Shareholders to be held on April 18, 1996).

         10.11            Amended and Restated Crawford & Company Medical Reimbursement Plan
                          (incorporated by reference to Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         10.12            Discretionary Allowance Plan (incorporated by reference to Exhibit 10.10 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1994).

         10.13            Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the
                          Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         11.1  *          Computation of Fully Diluted Earnings Per Share for the year ended December
                          31, 1995.

         13.1  *          The Registrant's Annual Report to Shareholders for the year ended December 31,
                          1995 (only those portions incorporated hereby by reference).

         21.1  *          Subsidiaries of Crawford & Company.

         23.1  *          Consent of Arthur Andersen LLP.

         23.2  *          Consent of Deloitte & Touche.

         24.1-8*          Powers of Attorney.

         27.1  *          Financial Data Schedule (for SEC use only).


* Filed by EDGAR