Form 10-Q
period 1996-03-31
CRAWFORD & CO
filed 1996-05-10
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1996                             Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Three-Month
     Period ended March 31, 1996 and March 31, 1995:

                                              (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1996        1995

Revenues                                                 $161,563    $148,649

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $7,784 in 1996 and $8,378 in 1995                   116,804     106,683

   Selling, general and administrative expense             27,281      26,082

           Total costs and expenses                       144,085     132,765

Income Before Income Taxes                                 17,478      15,884

Provision for Income Taxes                                  7,047       6,406

Net Income                                                $10,431      $9,478

Earnings Per Share                                          $0.30       $0.27

Weighted Average Shares Outstanding                    34,310,476  34,930,601


Declared Dividends Per Share - Class A Common              $0.150      $0.145

Declared Dividends Per Share - Class B Common              $0.145      $0.135


          (See accompanying notes to condensed financial statements)

Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1996                             Page 3


Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995:


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         March 31 December 31
                                                             1996        1995

ASSETS

Current Assets:
   Cash and cash equivalents                              $50,841     $40,802
   Short-term investments, at fair value                    3,384       5,596
   Accounts receivable, less allowance for doubtful
      accounts of $10,344 in 1996 and $10,303 in 1995     111,755     111,636
   Unbilled revenues, at estimated billable amounts        64,898      60,486
   Prepaid income taxes                                     9,331       6,115
   Prepaid expenses and other current assets               11,338       9,745

       Total current assets                               251,547     234,380


Property and Equipment:
   Property and equipment, at cost:                       122,794     121,307
   Less accumulated depreciation and amortization         (87,582)    (84,859)

       Net property and equipment                          35,212      36,448


Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $8,050 in 1996
      and $7,596 in 1995                                   54,776      55,731
   Prepaid pension obligation                              35,408      34,243
   Other                                                    9,221       6,181

       Total other assets                                  99,405      96,155


TOTAL ASSETS                                             $386,164    $366,983

            (See accompanying notes to condensed financial statements)


Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1996                              Page 4


                      Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         March 31 December 31
                                                             1996        1995

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                  $10,300     $10,154
   Accounts payable                                        13,211      12,366
   Accrued compensation and related costs                  34,825      26,764
   Other accrued liabilities                               40,278      29,394
   Deferred revenues                                       15,319      15,504
   Current installments of long-term debt                     805         872

       Total current liabilities                          114,738      95,054

Noncurrent Liabilities:
   Long-term debt, less current installments                8,900       9,412
   Deferred income taxes                                   15,107      14,854
   Deferred revenues                                       11,010      10,498
   Postretirement medical benefit obligation                8,103       7,938
   Self-insured risks                                       7,775       7,347
   Other                                                    1,401       1,020

       Total noncurrent liabilities                        52,296      51,069

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  16,864,180 and 17,229,986
      shares issued in 1996 and 1995, respectively         16,864      17,230
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,282,930 and 17,297,730
      shares issued in 1996 and 1995, respectively         17,283      17,298
   Retained earnings                                      188,683     189,294
   Cumulative translation adjustment                       (3,700)     (2,962)

       Total shareholders' investment                     219,130     220,860


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $386,164    $366,983

         (See accompanying notes to condensed financial statements)


Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1996                              Page 5


Unaudited Consolidated Statements of Cash Flows for the Three-Month Periods
     Ended March 31, 1996 and March 31, 1995:

                                                     (In Thousands of Dollars)

                                                             1996        1995

Cash Flows From Operating Activities:
   Net income                                             $10,431      $9,478
   Reconciliation of net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                      4,163       4,090
         Deferred income taxes                              2,547       4,037
         Loss on sales of property and equipment               42         147
         Changes in operating assets and liabilities:
            Short-term investments                          2,212       2,887
            Accounts receivable, net                         (727)      1,722
            Unbilled revenues                              (4,522)       (651)
            Prepaid or accrued income taxes                 3,477       1,342
            Accounts payable and accrued liabilities       12,232      (9,190)
            Deferred revenues                                 328         837
            Prepaid expenses and other assets              (7,099)    (16,245)
Net cash provided by (used in) operating activities        23,084      (1,546)

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (2,148)     (3,451)
   Proceeds from sales of property and equipment               23          21
Net cash used in investing activities                      (2,125)     (3,430)

Cash Flows From Financing Activities:
   Dividends paid                                          (5,085)     (4,895)
   Repurchase of common stock                              (6,644)     (3,512)
   Issuance of common stock                                   306         311
   Increase (decrease) in short-term borrowings               483      (1,728)
   Increase in long-term debt                                 102         539
Net cash used in financing activities                     (10,838)     (9,285)

Effect of exchange rate changes on cash and cash
   equivalents                                                (82)        (27)
Increase (decrease) in cash and cash equivalents           10,039     (14,288)
Cash and cash equivalents at beginning of period           40,802      38,968
Cash and cash equivalents at end of period                $50,841     $24,680

Cash payments for income taxes                             $1,569        $810

          (See accompanying notes to condensed financial statements)