Form 10-K405/A
period 1995-12-31
CRAWFORD & CO
filed 1996-05-30
CIK 25475

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-K/A


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

Commission file number 1-10356.
                       -------

                             CRAWFORD & COMPANY
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

               Georgia                                    58-0506554
- --------------------------------------------   ---------------------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

5620 Glenridge Dr., N.E., Atlanta, Georgia                   30342
- --------------------------------------------   ---------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (404) 256-0830
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                        Name of each exchange on which registered
           -------------------                        -----------------------------------------
Class A Common Stock - $1.00 Par Value                            New York Stock Exchange
Class B Common Stock - $1.00 Par Value                            New York Stock Exchange
- --------------------------------------                            -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
- --------------------------------------------------------------------------------
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

         Class A Common Stock - $1.00 Par Value -  16,961,861 Shares
         Class B Common Stock - $1.00 Par Value -  17,281,505 Shares
- --------------------------------------------------------------------------------

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1995, Part I
- - Item 2; Part II - Items 5, 6, 7 and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, Part III -Items 10, 11, 12, and 13.

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

Mr. Albright was appointed to his present position effective November 1, 1993. Prior to November 1, 1993 and since March 1, 1983, he was Senior Vice President
- - Marketing.

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

                 - Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

                 - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1995, 1994 and 1993

                 - Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

                 - Notes to Consolidated Financial Statements - December 31, 1995, 1994 and 1993


                 The reports of Touche Ross & Co. as of and for the years ended September 30, 1993 and September 30, 1994 are incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31, 1993 and to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31, 1994, respectively.

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

         21.1             Subsidiaries of Crawford & Company.

         23.1             Consent of Arthur Andersen LLP.

         23.2             Consent of Deloitte & Touche.

         24.1-8           Powers of Attorney.


         Exhibit No.                               Document
         -----------                               --------
         27.1                         Financial Data Schedule (for SEC use only).

         99.1                         Touche Ross & Co. report as of and for the year ended September 30, 1993 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December
                                      31, 1993).

         99.2                         Touche Ross & Co. report as of and for the year ended September 30, 1994 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31,
                                      1994).


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

         23.1  *          Consent of Arthur Andersen LLP.

         23.2  *          Consent of Deloitte & Touche.

         24.1-8*          Powers of Attorney.

         27.1  *          Financial Data Schedule (for SEC use only).

         99.1             Touche Ross & Co. report as of and for the year ended September 30, 1993 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December
                          31, 1993).

         99.2             Touche Ross & Co. report as of and for the year ended September 30, 1994 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31,
                          1994).
* Filed by EDGAR