Form 10-Q
period 1996-06-30
CRAWFORD & CO
filed 1996-08-12
CIK 25475

Form 10-Q                                          Crawford & Company
Quarter Ended June 30, 1996                        Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Six-Month
   Periods ended June 30, 1996 and June 30, 1995:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1996        1995

Revenues                                                 $319,192    $299,512

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $15,868 in 1996 and $17,073 in 1995                 229,996     216,527

   Selling, general and administrative expense             54,574      56,075

           Total costs and expenses                       284,570     272,602

Income Before Income Taxes                                 34,622      26,910

Provision for Income Taxes                                 13,963      10,852

Net Income                                                $20,659     $16,058

Earnings Per Share                                          $0.60       $0.46

Weighted Average Shares Outstanding                    34,207,508  34,889,009


Declared Dividends Per Share - Class A Common               $0.30       $0.29

Declared Dividends Per Share - Class B Common               $0.29       $0.27


          (See accompanying notes to condensed financial statements)


Form 10-Q                                          Crawford & Company
Quarter Ended June 30, 1996                        Page 3



Quarterly Unaudited Consolidated Statements of Income for the Three-Month
   Periods ended June 30, 1996 and June 30, 1995:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1996        1995

Revenues                                                 $157,629    $150,863

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,089 in 1996 and $8,695 in 1995                   113,192     109,844

   Selling, general and administrative expense             27,293      29,993

           Total costs and expenses                       140,485     139,837

Income Before Income Taxes                                 17,144      11,026

Provision for Income Taxes                                  6,916       4,446

Net Income                                                $10,228      $6,580

Earnings Per Share                                          $0.30       $0.19

Weighted Average Shares Outstanding                    34,104,541  34,851,171


Declared Dividends Per Share - Class A Common              $0.150      $0.145

Declared Dividends Per Share - Class B Common              $0.145      $0.135


          (See accompanying notes to condensed financial statements)


Form 10-Q                                          Crawford & Company
Quarter Ended June 30, 1996                        Page 4


Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995:


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         June 30  December 31
                                                            1996         1995

ASSETS

Current Assets:
   Cash and cash equivalents                              $45,816     $40,802
   Short-term investments, at fair value                    2,260       5,596
   Accounts receivable, less allowance for doubtful
     accounts of $10,611 in 1996 and $10,303 in 1995      113,644     111,636
   Unbilled revenues, at estimated billable amounts        64,966      60,486
   Prepaid income taxes                                     8,651       6,115
   Prepaid expenses and other current assets               10,641       9,745

       Total current assets                               245,978     234,380


Property and Equipment:
   Property and equipment, at cost:                       124,074     121,307
   Less accumulated depreciation and amortization         (90,326)    (84,859)

       Net property and equipment                          33,748      36,448


Other Assets:
   Intangible assets arising from acquisitions, less
     accumulated amortization of $8,508 in 1996
     and $7,596 in 1995                                    54,281      55,731
   Prepaid pension obligation                              42,464      34,243
   Other                                                    6,621       6,181

       Total other assets                                 103,366      96,155


TOTAL ASSETS                                             $383,092    $366,983

         (See accompanying notes to condensed financial statements)


Form 10-Q                                          Crawford & Company
Quarter Ended June 30, 1996                        Page 5


  Consolidated Balance Sheets - (Continued)


                                                     (In Thousands of Dollars)

                                                      (Unaudited)
                                                         June 30  December 31
                                                            1996         1995

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                   $9,174     $10,154
   Accounts payable                                        10,837      12,366
   Accrued compensation and related costs                  33,674      26,764
   Other accrued liabilities                               35,655      29,394
   Deferred revenues                                       15,653      15,504
   Current installments of long-term debt                     797         872

       Total current liabilities                          105,790      95,054

Noncurrent Liabilities:
   Long-term debt, less current installments                8,827       9,412
   Deferred income taxes                                   15,044      14,854
   Deferred revenues                                       11,478      10,498
   Postretirement medical benefit obligation                8,270       7,938
   Self-insured risks                                       8,896       7,347
   Other                                                    1,827       1,020

       Total noncurrent liabilities                        54,342      51,069

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  16,841,441 and 17,229,986
      shares issued in 1996 and 1995, respectively         16,841      17,230
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,249,388 and 17,297,730
      shares issued in 1996 and 1995, respectively         17,249      17,298
   Retained earnings                                      193,002     189,294
   Cumulative translation adjustment                       (4,132)     (2,962)

       Total shareholders' investment                     222,960     220,860


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $383,092    $366,983

         (See accompanying notes to condensed financial statements)


Form 10-Q                                          Crawford & Company
Quarter Ended June 30, 1996                        Page 6


Unaudited Consolidated Statements of Cash Flows for the Six-Month Periods Ended
     June 30, 1996 and June 30, 1995:

                                                     (In Thousands of Dollars)

                                                             1996        1995

Cash Flows From Operating Activities:
   Net income                                             $20,659     $16,058
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                      8,341       8,450
         Deferred income taxes                              1,214       4,159
         Loss on sales of property and equipment               90         246
         Changes in operating assets and liabilities:
            Short-term investments                          3,336       8,790
            Accounts receivable, net                       (2,761)     (4,913)
            Unbilled revenues                              (4,728)       (817)
            Prepaid or accrued income taxes                   252      (1,672)
            Accounts payable and accrued liabilities       11,672      (9,411)
            Deferred revenues                               1,130       2,317
            Prepaid expenses and other assets             (12,011)    (18,782)
Net cash provided by operating activities                  27,194       4,425

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (4,371)     (8,004)
   Sales of property and equipment                            115          92
Net cash used in investing activities                      (4,256)     (7,912)

Cash Flows From Financing Activities:
   Dividends paid                                         (10,117)     (9,774)
   Repurchase of common stock                              (7,604)     (3,512)
   Issuance of common stock                                   330         724
   Decrease in short-term borrowings                         (525)       (775)
   Increase in long-term debt                                 121         336
Net cash used in financing activities                     (17,795)    (13,001)

Effect of exchange rate changes on cash and cash
   equivalents                                               (129)        169
Increase (Decrease) in cash and cash equivalents            5,014     (16,319)
Cash and cash equivalents at beginning of period           40,802      38,968
Cash and cash equivalents at end of period                $45,816     $22,649

Cash payments for income taxes                            $13,026      $8,209

          (See accompanying notes to condensed financial statements)