Form 10-Q
period 1996-09-30
CRAWFORD & CO
filed 1996-11-06
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended September 30, 1996                         Page 2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Nine-Month
     Periods ended September 30, 1996 and September 30, 1995:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1996        1995

Revenues                                                 $474,089    $450,466

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $24,333 in 1996 and $25,698 in 1995                 340,871     327,135

   Selling, general and administrative expenses            80,407      80,615

           Total costs and expenses                       421,278     407,750

Income Before Income Taxes                                 52,811      42,716

Provision for Income Taxes                                 21,297      17,228

Net Income                                                $31,514     $25,488

Earnings Per Share                                          $0.92       $0.73

Weighted Average Shares Outstanding                    34,144,097  34,855,628


Declared Dividends Per Share - Class A Common Stock        $0.450      $0.435

Declared Dividends Per Share - Class B Common Stock        $0.435      $0.405

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1996                        Page 3

Quarterly Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended September 30, 1996 and September 30, 1995:

                                                  (In Thousand of Dollars
                                              Except Share and Per Share Data)

                                                             1996        1995

Revenues                                                 $154,897    $150,954

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,466 in 1996 and $8,625 in 1995                   110,875     110,608

   Selling, general and administrative expenses            25,833      24,540

           Total costs and expenses                       136,708     135,148

Income Before Income Taxes                                 18,189      15,806

Provision for Income Taxes                                  7,334       6,375

Net Income                                                $10,855      $9,431

Earnings Per Share                                          $0.32       $0.27

Weighted Average Shares Outstanding                    34,022,615  34,878,976


Declared Dividends Per Share - Class A Common Stock        $0.150      $0.145

Declared Dividends Per Share - Class B Common Stock        $0.145      $0.135

           (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1996                        Page 4

Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995:

                                                     (In Thousands of Dollars)

                                                     (Unaudited)
                                                     September 30 December 31
                                                             1996        1995

ASSETS

Current Assets:
   Cash and cash equivalents                              $53,312     $40,802
   Short-term investments, at fair value                      126       5,596
   Accounts receivable, less allowance for doubtful
      accounts of $10,978 in 1996 and $10,303 in 1995     109,387     111,636
   Unbilled revenues, at estimated billable amounts        67,611      60,486
   Prepaid income taxes                                     9,499       6,115
   Prepaid expenses and other current assets                9,363       9,745

       Total current assets                               249,298     234,380

Property and Equipment:
   Property and equipment, at cost:                       123,207     121,307
   Less accumulated depreciation and amortization         (90,768)    (84,859)

       Net property and equipment                          32,439      36,448

Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $8,976 in 1996
      and $7,596 in 1995                                   53,989      55,731
   Prepaid pension obligation                              42,712      34,243
   Other                                                    7,100       6,181

       Total other assets                                 103,801      96,155

TOTAL ASSETS                                             $385,538    $366,983

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1996                        Page 5

  Consolidated Balance Sheets - (Continued)

                                                     (In Thousands of Dollars)

                                                      (Unaudited)
                                                     September 30 December 31
                                                             1996        1995

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                   $8,547     $10,154
   Accounts payable                                        11,044      12,366
   Accrued compensation and related costs                  36,168      26,764
   Other accrued liabilities                               34,841      29,394
   Deferred revenues                                       16,364      15,504
   Current installments of long-term debt                     849         872

       Total current liabilities                          107,813      95,054

Noncurrent Liabilities:
   Long-term debt, less current installments                9,431       9,412
   Deferred income taxes                                   14,305      14,854
   Deferred revenues                                       12,261      10,498
   Postretirement medical benefit obligation                8,425       7,938
   Self-insured risks                                       9,037       7,347
   Other                                                    2,231       1,020

       Total noncurrent liabilities                        55,690      51,069

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  16,593,623 and 17,229,986
      shares issued in 1996 and 1995, respectively         16,594      17,230
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  17,171,174 and 17,297,730
      shares issued in 1996 and 1995, respectively         17,171      17,298
   Retained earnings                                      191,574     189,294
   Cumulative translation adjustment                       (3,304)     (2,962)

       Total shareholders' investment                     222,035     220,860

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $385,538    $366,983

         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1996                        Page 6

Unaudited Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
     September 30, 1996 and September 30, 1995:

                                                     (In Thousands of Dollars)

                                                             1996        1995

Cash Flows From Operating Activities:
   Net income                                             $31,514     $25,488
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                     11,933      12,685
         Deferred income taxes                              1,336       6,359
         Loss on sales of property and equipment              324         691
         Changes in operating assets and liabilities:
            Short-term investments                          5,470      12,205
            Accounts receivable, net                        1,836      (5,447)
            Unbilled revenues                              (6,959)       (511)
            Prepaid or accrued income taxes                (1,511)     (3,247)
            Accounts payable and accrued liabilities       13,992      (5,963)
            Deferred revenues                               2,624       1,809
            Prepaid expenses and other assets             (10,944)    (16,154)
Net cash provided by operating activities                  49,615      27,915

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (6,137)    (10,833)
   Net assets of companies acquired                             0      (4,206)
   Sales of property and equipment                            301         123
Net cash used in investing activities                      (5,836)    (14,916)

Cash Flows From Financing Activities:
   Dividends paid                                         (15,119)    (14,658)
   Repurchase of common stock                             (15,940)     (3,721)
   Issuance of common stock                                 1,063         910
   Decrease in short-term borrowings                       (1,357)       (265)
   Increase in long-term debt                                 126         274
Net cash used in financing activities                     (31,227)    (17,460)

Effect of exchange rate changes on cash and cash
   equivalents                                                (42)        230
Increase (Decrease) in cash and cash equivalents           12,510      (4,231)
Cash and cash equivalents at beginning of period           40,802      38,968
Cash and cash equivalents at end of period                $53,312     $34,737

Cash payments for income taxes                            $21,461     $13,946

           (See accompanying notes to condensed financial statements)