Form 10-K
period 1996-12-31
CRAWFORD & CO
filed 1997-03-26
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                                   ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   / X /         SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                    -----------------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   /   /         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from               to
                                                -------------    ------------

Commission file number 1-10356.
                       -------

                              CRAWFORD & COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          Georgia                                                   58-0506554
----------------------------------------------------------  -------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
 organization)

    5620 Glenridge Dr., N.E., Atlanta, Georgia                                    30342
---------------------------------------------------      ---------------------------------------------------------
      (Address of principal executive offices)                                    (Zip Code)


      Registrant's telephone number, including area code  (404) 256-0830
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                        Name of each exchange on which registered
                 -------------------                        -----------------------------------------
     Class A Common Stock - $1.00 Par Value                            New York Stock Exchange
     Class B Common Stock - $1.00 Par Value                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X    No
                                                 ---      ---

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $155,460,000 as of February 28, 1997, based upon the closing price as reported on NYSE on such date.
-------------------------------------------------------------------------------
*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [     ]

The number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 1997 was:

          Class A Common Stock - $1.00 Par Value - 16,203,576 Shares Class B Common Stock - $1.00 Par Value - 17,150,624 Shares

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1996, Part I
- Item 2; Part II - Items 5, 6, 7 and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is a worldwide diversified service firm which provides claims adjusting and risk management information services to insurance companies, self-insured corporations and governmental entities.

The Registrant is not owned by or affiliated with any insurance company.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from each of the Registrant's principal service categories are shown in the following schedule:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                           1996         1995         1994
                                                                           ----         ----         ----
 Domestic Operations                                                      87.6%        86.1%        92.1%

 International Operations                                                 12.4%        13.9%         7.9%
                                                                         ------       ------       ------
                                                                         100.0%       100.0%       100.0%
                                                                         ======       ======       ======


DOMESTIC OPERATIONS. Domestic claims services are provided by the Registrant to two different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require various partial services which the Registrant provides. The Registrant also services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them the more complete range of services they typically require, including the supervision of field locations, information services and medical cost- containment.


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

Expanded services provided primarily, but not exclusively, to Registrant's self-insured clients include the following:

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

         - Medical Review Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations involved in employee group health insurance plans. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, discharge planning, and the Early Medical Management InterventionSM (EMMISM) program which provides services to actively control workers compensation medical and indemnity costs at the onset of a claim

         - through nurse screening for severity as claims are received from XPressLink SM or directly from the client. The Registrant also provides a workers compensation PPO network to its self-insured clients.

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

         - Elder Care - offers a full menu of elder care service including comprehensive on-site assessments, complete care coordination and on-going care monitoring. These services are provided through experienced health care professionals with an insight to local quality care needs and offers these services in Florida and New York to senior citizens and their children, attorneys and trust officers.


The claims administration services described above are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories used by insurance companies. The major categories are described below:

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

The Registrant provides quick response catastrophe teams for support to clients by servicing insurance claims following hurricanes, tornados, earthquakes, floods and other natural disasters. In addition, the Registrant provides catastrophic liability management services, including class action litigation support, cost containment, claims management systems development, and contingency planning, for clients faced with product liability, explosion, oil spill, chemical release and other man-made disasters.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and casualty risk management services offered:

         - RISK CONTROL SERVICES - involves the identification of factors which cause loss and the development of procedures and techniques designed to prevent, minimize or control these losses. These services are provided by risk control consultants, who develop complete programs for the client which emphasize preventative measures to reduce the costs of losses. Risk control consultants also perform risk assessments of larger, more complicated risks for the insurance industry. Additionally, through Crawford/FPE the Registrant provides fire protection consulting and system design, industrial hygiene, and boiler and machinery consulting. The Registrant sold its risk control services business in January, 1997 and will no longer offer these services.

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group (RSG) provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems SISDATSM and SISDAT+SM, and has developed the SIGMASM system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure and insurance policy information. With its staff of approximately 114 employees, RSG serves a variety of clients with specialized computer programs for long-term risk management planning; data and systems integration; development of historical claims/loss databases; claims administration and management; regulatory reporting; insurance and risk management cost control; and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

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


INTERNATIONAL OPERATIONS. International operations provided 12.4% of the Registrant's 1996 revenues. Through its Canadian subsidiary, Crawford & Company Insurance Adjusters Ltd., the Registrant provides in Canada generally the same array of claims, risk management and disability management services as the Registrant provides to the United States insurance and self-insured marketplace. In December 1990, the Registrant acquired Graham Miller Group Limited ("Graham Miller"), a London-based international loss adjusting firm. Graham Miller provides loss adjusting services to international insurance underwriters, including Lloyds of London, through owned or affiliated offices in approximately 40 countries. In April of 1994, Crawford & Company Insurance Adjusters Ltd. acquired all the outstanding capital stock of Finnamore & Partners Limited ("Finnamore"), a Canadian specialty loss adjusting firm headquartered in Halifax, Nova Scotia. Effective January 1, 1996, Finnamore was amalgamated with Crawford & Company Insurance Adjusters Ltd. In September of 1994, a subsidiary of the Registrant acquired all of the outstanding stock of Arnold & Green Ltd. ("A & G"), a United Kingdom based liability adjusting firm headquartered in Stockport, Cheshire, which handles claims in the fields of employers' liability, public liability, products and product guaranties, as well as professional indemnity errors and omissions and contractors' all risk loss exposures. In November of 1994, subsidiaries of the Registrant acquired the Brocklehurst Group ("Brocklehurst"), consisting primarily of a United Kingdom based chartered loss adjusting firm specializing in property, aviation, marine, agriculture and oil and energy exposures. In 1995 the Registrant consolidated Graham Miller's existing United Kingdom branches with those of Brocklehurst under the names "Crawford Brocklehurst" and "Brocklehurst Miller". A & G continued to operate separately in the United Kingdom under the name "Crawford Arnold & Green". Outside of the United Kingdom and North America, the Registrant did business as "Crawford Graham Miller".

In December, 1996, an English subsidiary of the Registrant acquired all of the non-United States operations of the Thomas Howell Group, a London, England based international loss adjusting enterprise owned by a subsidiary of Swiss Reinsurance Company of Zurich, Switzerland, which received stock in Registrant's subsidiary as consideration for the transfer. Concurrently, all of the Registrant's non-U.S. subsidiaries were transferred to that same English subsidiary, in which Registrant now has a sixty percent (60%) interest and Swiss Reinsurance Company's subsidiary has a forty percent (40%) interest.

Non-North American revenues and expenses were reported on a three-month delayed basis until 1995. Such revenues and expenses are now reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 1996 and 1995 consolidated financial statements reflect the non-North American financial position as of October 31, 1996 and 1995 and the results of non-North American operations and cash flows for the 12-month period ended October 31, 1996, the 13-month period ended October 31, 1995, and the 12-month period ended September 30, 1994. This change had no material effect on the Registrant's financial position, results of operations, or cash flows. Because of the deferred reporting of non-North American operations, the merger of the international operations of the Registrant with those of Thomas Howell Group is not reflected in the Registrant's December 31, 1996 consolidated financial statements.


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

         - Marine - provides loss adjusting services for freight carriers liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

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



                   COMPETITION, EMPLOYMENT AND OTHER FACTORS


The claims services markets, both domestically and internationally, are highly competitive and are composed of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, health and disability management, and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, such organizations derive revenues from independent claims administration activities which equal those of the Registrant.

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

The Registrant has approximately 530 offices which provide some or all of Registrant's services in the fifty states of the United States, and through subsidiaries in nine provinces of Canada and Puerto Rico. Internationally, the Registrant and its affiliates have 180 offices serving approximately 49 non-North American countries.

The Registrant has branch profit-sharing agreements with most of its branch managers in the United States under which those managers participate in the profits of their respective branches. These agreements provide a formula for the determination of branch office profits and specify the managers' participation percentage, which is generally 40%.

During 1996, revenues derived from services provided to American International Group and its subsidiaries (AIG) approximated 9.5% of total revenues. During 1995 and 1994, revenues derived from services provided by the Registrant to AIG were 12% and 14% of total revenue in each of such years. Revenues derived from AIG, an insurance holding company, principally relate to claims administration services provided under the high-risk retention programs described above. In addition, the Registrant also provides disability management services and other risk management services to AIG. The Registrant believes that its relationships with all its customers, including AIG, are good.

At December 31, 1996, the total number of full-time employees was 6,844 compared with 7,189 at December 31, 1995. The Registrant, through its Learning & Resource Center, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and disability management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to this technical training, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing and sales topics. These programs involve both in-house and external resources.


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 1996, the Registrant leased approximately 594 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 6 of Notes to Consolidated Financial Statements included in the Registrant's 1996 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

The Registrant owns or leases approximately 2,553 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States and Canada. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

    Name                                   Office                                                      Age
    ----                                   ------                                                      ---
D. A. Smith               Chairman, President and Chief Executive Officer                              47
A. L. Meyers, Jr.         President - Claims Services                                                  59
J. R. Bryant              President - Risk Management Services                                         46
D. R. Chapman             Executive Vice President - Finance                                           57
J. F. Osten               Senior Vice President - General Counsel & Corporate Secretary                55


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

PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY AND RELATED
SHAREHOLDER MATTERS

The information required by this Item is included on pages 40-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 under the caption "Quarterly Financial Data" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 23-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on page 11 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-9 under the captions "Executive Compensation and Other Information", "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" and on page 15 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item is included on pages 10-14 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 14 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, and is incorporated herein by reference.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      The following documents are filed as part of this report:

         1.      Financial Statements

                 The Registrant's 1996 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 1996 and 1995, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                 Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                 -    Consolidated Balance Sheets -- December 31, 1996 and 1995

                 - Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

                 - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1996, 1995 and 1994

                 - Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                 - Notes to Consolidated Financial Statements - December 31, 1996, 1995 and 1994

         The report of Touche Ross & Co. as of and for the year ended September 30, 1994 is incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31, 1994.

         2.      Financial Statement Schedule

                 -    Report of Independent Public Accountants as to Schedule


         Schedule
          Number
         --------
             II           Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994


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

         10.6 *           Crawford & Company 1997 Key Employee Stock Option Plan (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be
                          held on April 22, 1997).

         10.7 *           Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to
                          Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual meeting of
                          Shareholders to be held on April 22, 1997).

         10.8 *           Crawford & Company Annual Incentive Compensation Plan (incorporated by reference to Exhibit
                          10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.9 *           Crawford & Company 1996 Annual Incentive Compensation Plan (incorporated by reference to
                          Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1995).

         10.10 *          Crawford & Company 1994-1996 Long-Term Executive Bonus Plan (incorporated by reference to
                          Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1993).

         10.11*           Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to
                          Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31,
                          1993).

         10.12 *          Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the Annual Meeting of Shareholders held on
                          April 18, 1996).

         10.13 *          Amended and Restated Crawford & Company Medical Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1994).

         10.14 *          Discretionary Allowance Plan  (incorporated by reference to Exhibit 10.10 to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1994).

         10.15 *          Deferred Compensation Plan  (incorporated by reference to Exhibit 10.11 to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1994).

         11.1             Computation of Fully Diluted Earnings Per Share for the year ended December 31, 1996.

         13.1             The Registrant's Annual Report to Shareholders for the year ended December 31, 1996  (only those portions incorporated herein by reference).

         21.1             Subsidiaries of Crawford & Company.

         23.1             Consent of Arthur Andersen LLP.

         23.2             Consent of Deloitte & Touche.

         24.1-9           Powers of Attorney.

         27.1             Financial Data Schedule.

         99.1             Touche Ross & Co. report as of and for the year ended September 30, 1994 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended December 31,
                          1994).

 * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1996.

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

                                     CRAWFORD & COMPANY




Date     March  20, 1997             By   /s/     D. A. Smith
         ---------------             ---------------------------------
                                     D. A. SMITH, Chairman, President and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     NAME AND TITLE
                                     --------------


Date     March  20, 1997                  /s/     D. A. Smith
         ---------------             ---------------------------------
                                     D. A. SMITH, Chairman, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer) and Director


Date     March  20, 1997                  /s/     D. R. Chapman
         ---------------             ---------------------------------
                                     D. R. CHAPMAN, Executive Vice President-
                                     Finance (Principal Financial Officer)



Date     March  20, 1997                  /s/     J. F. Giblin
         ---------------             ---------------------------------
                                     J. F. GIBLIN, Vice President and Controller
                                     (Principal Accounting Officer)


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     VIRGINIA C. CRAWFORD, Director

                                     NAME AND TITLE


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     FORREST L. MINIX, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     J. HICKS LANIER, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     CHARLES FLATHER, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     JESSE S. HALL, Director


Date     March  24 , 1997                 *
         ---------------             ---------------------------------
                                     LINDA K. CRAWFORD, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     JESSE C. CRAWFORD, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     LARRY L. PRINCE, Director


Date     March  24, 1997                  *
         ---------------             ---------------------------------
                                     JOHN A. WILLIAMS, Director


Date     March  24 , 1997         By      /s/    Judd F. Osten
         ---------------             ---------------------------------
                                     JUDD F. OSTEN - As attorney-in-fact for the
                                     Directors above whose name an asterisk
                                     appears

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES





To Crawford & Company:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 28, 1997. Our audit was made for the purposes of forming an opinion on those statements taken as a whole. We did not audit the 1994 financial statements of certain foreign operations, which statements reflect approximately 4% of consolidated revenues in 1994. The schedule listed in Item 14(a)2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 28, 1997

                                                                     SCHEDULE II



                      CRAWFORD & COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------
                           (In Thousands of Dollars)



 Col. A                              Col. B               Col. C             Col. D                 Col. E
 ------                              ------               ------             ------                 ------
                                     Balance at           Additions          Additions              Balance
                                     Beginning of         Charged to         (Deductions)           End of
Period                               Period               Costs and          from                   Period
                                                          Expenses           Allowances(1)
 1996

 Deducted in
 Consolidated balance
 sheets from accounts
 receivable                           $10,303               $1,025              $364                 $11,692
                                      -------              -------            ------                 -------

 1995

 Deducted in
 Consolidated balance
 sheets from accounts
 receivable                           $10,220                 $193             $(110)                $10,303
                                      -------              -------            ------                 -------

 1994

 Deducted in
 Consolidated balance
 sheets from accounts
 receivable                           $10,128              $(1,373)           $1,465                 $10,220
                                      -------              -------            ------                 -------


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

         10.6                     Crawford & Company 1997 Key Employee Stock Option Plan
                                  (incorporated by reference to Appendix A on page A-1 of the
                                  Registrant's Proxy Statement for the Annual Meeting of
                                  Shareholders to be held on April 22, 1997).

         10.7                     Crawford & Company 1997 Non-Employee Director Stock Option
                                  Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual meeting of
                                  Shareholders to be held on April 22, 1997).


                                EXHIBIT INDEX

                                                                                                               Sequential
                                                                                                              Page Number
     Exhibit No.                     Description of Exhibit                                                    of Exhibit
     -----------                     ----------------------                                                    ----------
         10.8                     Crawford & Company Annual Incentive Compensation Plan
                                  (incorporated by reference to Exhibit 10.7 to the
                                  Registrant's annual report on Form 10-K for the year ended
                                  December 31, 1992).

         10.9                     Crawford & Company 1996 Annual Incentive Compensation Plan.
                                  (incorporated by reference to Exhibit 10.7 to the
                                  Registrant's annual report on Form 10-K for the year ended
                                  December 31, 1995).

         10.10                    Crawford & Company 1994-1996 Long-Term Executive Bonus Plan
                                  (incorporated by reference to Exhibit 10.7 to the
                                  Registrant's annual report on Form 10-K for the year ended
                                  December 31, 1993).

         10.11                    Amended and Restated Supplemental Executive Retirement Plan
                                  (incorporated by reference to Exhibit 10.9 to the
                                  Registrant's annual report on Form 10-K for the year ended
                                  December 31, 1993).

         10.12                    Crawford & Company 1996 Employee Stock Purchase Plan
                                  (incorporated by reference to Appendix A on page A-1 of
                                  Registrant's Proxy Statement for the Annual Meeting of
                                  Shareholders held on April 18, 1996).

         10.13                    Amended and Restated Crawford & Company Medical Reimbursement
                                  Plan (incorporated by reference to Exhibit 10.9 to the
                                  Registrant's annual report on Form 10-K for the year ended
                                  December 31, 1994).

         10.14                    Discretionary Allowance Plan (incorporated by reference to
                                  Exhibit 10.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         10.15                    Deferred Compensation Plan (incorporated by reference to
                                  Exhibit 10.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         11.1                     Computation of Fully Diluted Earnings Per Share for the year ended December 31, 1996.


                                EXHIBIT INDEX

                                                                                                               Sequential
                                                                                                              Page Number
     Exhibit No.                     Description of Exhibit                                                    of Exhibit
     -----------                     ----------------------                                                    ----------
         13.1                     The Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (only those portions incorporated
                                  hereby by reference).

         21.1                     Subsidiaries of Crawford & Company.

         23.1                     Consent of Arthur Andersen LLP.

         23.2                     Consent of Deloitte & Touche.

         24.1-9                   Powers of Attorney.

         27.1                     Financial Data Schedule.

         99.1                     Touche Ross & Co. report as of and for the year ended
                                  September 30, 1994 (incorporated by reference to pages 19-21 of Registrant's Report on Form 10-K for the year ended
                                  December 31, 1994).
