Form 10-Q
period 1997-03-31
CRAWFORD & CO
filed 1997-05-13
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1997                             Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended March 31, 1997 and March 31, 1996:

                                                (In Thousands of Dollars
                                             Except Share and Per Share Data)

                                                             1997        1996

Revenues                                                 $165,951    $161,563

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $8,575 in 1997 and $7,784 in 1996                   119,594     116,804

   Selling, general and administrative expenses            27,075      27,281

   Restructuring charge                                    13,000           0

           Total costs and expenses                       159,669     144,085

Income Before Income Taxes and Minority Interest            6,282      17,478

Provision for Income Taxes                                  3,166       7,047

Income Before Minority Interest                             3,116      10,431

Minority Interest in Loss of Joint Venture                  3,199           0

Net Income                                                 $6,315     $10,431

Earnings Per Share                                          $0.13       $0.20

Weighted Average Shares Outstanding                    50,030,061  51,465,714


Declared Dividends Per Share - Class A Common Stock        $0.110      $0.100

Declared Dividends Per Share - Class B Common Stock        $0.110      $0.097

          (See accompanying notes to condensed financial statements)


Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1997                              Page 3


Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996:


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         March 31 December 31
                                                             1997        1996

ASSETS

Current Assets:
   Cash and cash equivalents                              $64,640     $55,485
   Accounts receivable, less allowance for doubtful
      accounts of $15,005 in 1997 and $11,692 in 1996     128,085     112,975
   Unbilled revenues, at estimated billable amounts        93,646      68,593
   Prepaid income taxes                                     2,677       2,677
   Prepaid expenses and other current assets               13,150       7,166

       Total current assets                               302,198     246,896


Property and Equipment:
   Property and equipment, at cost:                       154,416     123,901
   Less accumulated depreciation and amortization        (112,402)    (92,264)

       Net property and equipment                          42,014      31,637


Other Assets:
   Intangible assets arising from acquisitions,
      less accumulated amortization of $9,193
      in 1997 and $8,768 in 1996                           51,934      52,266
   Prepaid pension obligation                              42,759      41,405
   Other                                                    6,249       5,881

       Total other assets                                 100,942      99,552


TOTAL ASSETS                                             $445,154    $378,085

          (See accompanying notes to condensed financial statements)


Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1997                              Page 4


                 Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         March 31 December 31
                                                             1997        1996

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                  $19,028      $8,437
   Accounts payable                                        16,052      13,329
   Accrued compensation and related costs                  27,386      30,811
   Other accrued liabilities                               59,409      32,645
   Deferred revenues                                       15,992      16,300
   Current installments of long-term debt                   9,717       9,130

       Total current liabilities                          147,584     110,652

Noncurrent Liabilities:
   Long-term debt, less current installments                4,330         376
   Deferred income taxes                                   13,810      13,810
   Deferred revenues                                       12,921      12,902
   Postretirement medical benefit obligation                8,155       8,037
   Self-insured risks                                       9,075       8,172
   Minority interest                                       27,719           0
   Other                                                    5,851       2,600

       Total noncurrent liabilities                        81,861      45,897

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  24,285,960 and 24,392,393
      shares issued in 1997 and 1996, respectively         24,286      24,392
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  25,677,343 and 25,718,919
      shares issued in 1997 and 1996, respectively         25,677      25,719
   Retained earnings                                      171,370     173,708
   Cumulative translation adjustment                       (5,624)     (2,283)

       Total shareholders' investment                     215,709     221,536


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $445,154    $378,085


          (See accompanying notes to condensed financial statements)


Form 10-Q                                                 Crawford & Company
Quarter Ended March 31, 1997                              Page 5


Unaudited Consolidated Statements of Cash Flows for the Three-Month Periods
Ended March 31, 1997 and March 31, 1996:

                                                    (In Thousands of Dollars)


                                                             1997        1996

Cash Flows From Operating Activities:
   Net income                                              $6,315     $10,431
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in loss of joint venture        (3,199)          0
         Depreciation and amortization                      3,800       4,163
         Deferred income taxes                             (6,007)      2,547
         Loss on sales of property and equipment               75          42
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Short-term investments                              0       2,212
            Accounts receivable, net                        1,759        (727)
            Unbilled revenues                               4,910      (4,522)
            Prepaid or accrued income taxes                 4,416       3,477
            Accounts payable and accrued liabilities       11,108      12,232
            Deferred revenues                                (264)        328
            Prepaid expenses and other assets              (4,819)     (7,099)
Net cash provided by operating activities                  18,094      23,084

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (4,602)     (2,148)
   Proceeds from sales of property and equipment              142          23
Net cash used in investing activities                      (4,460)     (2,125)

Cash Flows From Financing Activities:
   Dividends paid                                          (5,504)     (5,085)
   Repurchase of common stock                              (4,399)     (6,644)
   Issuance of common stock                                 1,103         306
   Increase in short-term borrowings                        1,410         483
   (Decrease) increase in long-term debt                     (576)        102
Net cash used in financing activities                      (7,966)    (10,838)

Effect of exchange rate changes on cash and
   cash equivalents                                         3,487         (82)
Increase in cash and cash equivalents                       9,155      10,039
Cash and cash equivalents at beginning of period           55,485      40,802
Cash and cash equivalents at end of period                $64,640     $50,841

Cash payments for income taxes                             $1,494      $1,569

          (See accompanying notes to condensed financial statements)