Form 10-Q
period 1997-06-30
CRAWFORD & CO
filed 1997-08-12
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended June 30, 1997                              Page 2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Six-Month
     Periods ended June 30, 1997 and June 30, 1996:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                             1997        1996

Revenues                                                  $348,520    $319,192

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $18,789 in 1997 and $15,868 in 1996                  249,615     229,996

   Selling, general and administrative expenses             56,960      54,574

   Restructuring charge                                     13,000           0

           Total costs and expenses                        319,575     284,570

Income Before Income Taxes and Minority Interest            28,945      34,622

Provision for Income Taxes                                  11,703      13,963

Income Before Minority Interest                             17,242      20,659

Minority Interest in Loss of Joint Venture                   2,505           0

Net Income                                                 $19,747     $20,659

Earnings Per Share                                           $0.40       $0.40

Weighted Average Shares Outstanding                     49,882,717  51,311,262


Declared Dividends Per Share - Class A Common Stock          $0.22       $0.20

Declared Dividends Per Share - Class B Common Stock          $0.22       $0.19

         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1997                             Page 3


Quarterly Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended June 30, 1997 and June 30, 1996:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                             1997        1996

Revenues                                                  $182,569    $157,629

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $10,214 in 1997 and $8,089 in 1996                   130,021     113,192

   Selling, general and administrative expenses             29,885      27,293

           Total costs and expenses                        159,906     140,485

Income Before Income Taxes and Minority Interest            22,663      17,144

Provision for Income Taxes                                   8,537       6,916

Income Before Minority Interest                             14,126      10,228

Minority Interest in Income of Joint Venture                  (694)          0

Net Income                                                 $13,432     $10,228

Earnings Per Share                                           $0.27       $0.20

Weighted Average Shares Outstanding                     49,736,992  51,156,812


Declared Dividends Per Share - Class A Common Stock          $0.11       $0.10

Declared Dividends Per Share - Class B Common Stock          $0.11       $0.10

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1997                             Page 4


Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996:


                                                    (In Thousands of Dollars)

                                                      (Unaudited)
                                                         June 30  December 31
                                                            1997         1996

ASSETS

Current Assets:
   Cash and cash equivalents                               $71,343     $55,485
   Accounts receivable, less allowance for doubtful
      accounts of $15,777 in 1997 and $11,692 in 1996      122,983     112,975
   Unbilled revenues, at estimated billable amounts         95,886      68,593
   Prepaid income taxes                                      5,260       2,677
   Prepaid expenses and other current assets                14,656       7,166

       Total current assets                                310,128     246,896


Property and Equipment:
   Property and equipment, at cost                         152,342     123,901
   Less accumulated depreciation and amortization         (111,428)    (92,264)

       Net property and equipment                           40,914      31,637


Other Assets:
   Intangible assets arising from acquisitions,
      less accumulated amortization of $9,625
      in 1997 and $8,768 in 1996                            51,479      52,266
   Prepaid pension obligation                               42,958      41,405
   Other                                                     7,131       5,881

       Total other assets                                  101,568      99,552

TOTAL ASSETS                                              $452,610    $378,085


          (See accompanying notes to condensed financial statements)


Form 10-Q                                                Crawford & Company
Quarter Ended June 30, 1997                              Page 5


                  Consolidated Balance Sheets - (Continued)


                                                      (In Thousands of Dollars)

                                                       (Unaudited)
                                                          June 30  December 31
                                                             1997        1996

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                   $27,015      $8,437
   Accounts payable                                         17,426      13,329
   Accrued compensation and related costs                   29,245      30,811
   Other accrued liabilities                                59,247      32,645
   Deferred revenues                                        16,102      16,300
   Current installments of long-term debt                    9,915       9,130

       Total current liabilities                           158,950     110,652

Noncurrent Liabilities:
   Long-term debt, less current installments                 3,551         376
   Deferred income taxes                                    10,030      13,810
   Deferred revenues                                        13,478      12,902
   Postretirement medical benefit obligation                 8,296       8,037
   Self-insured risks                                        9,123       8,172
   Minority interest                                        28,412           0
   Other                                                     4,771       2,600

       Total noncurrent liabilities                         77,661      45,897

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  23,909,275 and 24,392,393
      shares issued in 1997 and 1996, respectively          23,909      24,392
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  25,647,760 and 25,718,919
      shares issued in 1997 and 1996, respectively          25,648      25,719
   Retained earnings                                       173,499     173,708
   Cumulative translation adjustment                        (7,057)     (2,283)

       Total shareholders' investment                      215,999     221,536

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $452,610    $378,085


        (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1997                             Page 6


Unaudited Consolidated Statements of Cash Flows for the Six-Month Periods Ended
     June 30, 1997 and June 30, 1996:

                                                      (In Thousands of Dollars)

                                                             1997        1996

Cash Flows From Operating Activities:
   Net income                                              $19,747     $20,659
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in loss of joint venture         (2,505)          0
         Depreciation and amortization                       8,028       8,341
         Deferred income taxes                              (6,363)      1,214
         Loss on sales of property and equipment               907          90
         Changes in operating assets and liabilities:
            Short-term investments                               0       3,336
            Accounts receivable, net                         6,509      (2,761)
            Unbilled revenues                                2,583      (4,728)
            Prepaid or accrued income taxes                 (1,900)        252
            Accounts payable and accrued liabilities        12,931      11,672
            Deferred revenues                                  393       1,130
            Prepaid expenses and other assets               (9,775)    (12,011)
Net cash provided by operating activities                   30,555      27,194

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                   (6,293)     (4,371)
   Sales of property and equipment                             179         115
Net cash used in investing activities                       (6,114)     (4,256)

Cash Flows From Financing Activities:
   Dividends paid                                          (10,977)    (10,117)
   Repurchase of common stock                              (11,265)     (7,604)
   Issuance of common stock                                  1,733         330
   Increase/(decrease) in short-term borrowings              9,740        (525)
   (Decrease)/increase in long-term debt                    (1,167)        121
Net cash used in financing activities                      (11,936)    (17,795)

Effect of exchange rate changes on cash
  and cash equivalents                                       3,353        (129)
Increase in cash and cash equivalents                       15,858       5,014
Cash and cash equivalents at beginning of period            55,485      40,802
Cash and cash equivalents at end of period                 $71,343     $45,816

Cash payments for income taxes                             $14,260     $13,026


         (See accompanying notes to condensed financial statements)