Form 10-Q
period 1997-09-30
CRAWFORD & CO
filed 1997-11-12
CIK 25475

Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1997                        Page 2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Nine-Month
     Periods ended September 30, 1997 and September 30, 1996:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                             1997        1996

Revenues                                                 $527,416    $474,089

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $28,927 in 1997 and $24,333 in 1996                 376,592     340,871

   Selling, general and administrative expenses            83,324      80,407

   Restructuring charge                                    13,000           0

        Total costs and expenses                          472,916     421,278

Income Before Income Taxes and Minority Interest           54,500      52,811

Provision for Income Taxes                                 21,670      21,297

Income Before Minority Interest                            32,830      31,514

Minority Interest in Loss of Joint Venture                  1,803           0

Net Income                                                $34,633     $31,514

Net Income Per Share
   Primary                                                  $0.70       $0.62
   Assuming Full Dilution                                   $0.67       $0.60

Average Number of Class A and Class B Common
Shares used in Net Income per Share Calculations
   Primary                                             49,736,692  51,216,146
   Assuming Full Dilution                              51,707,649  52,521,003

Declared Dividends Per Share - Class A Common Stock         $0.33       $0.30

Declared Dividends Per Share - Class B Common Stock         $0.33       $0.29


         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1997                        Page 3


Quarterly Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended September 30, 1997 and September 30, 1996:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                             1997        1996

Revenues                                                 $178,896    $154,897

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $10,139 in 1997 and $8,466 in 1996                  126,977     110,875

   Selling, general and administrative expenses            26,364      25,833

        Total costs and expenses                          153,341     136,708

Income Before Income Taxes and Minority Interest           25,555      18,189

Provision for Income Taxes                                  9,967       7,334

Income Before Minority Interest                            15,588      10,855

Minority Interest in Income of Joint Venture                 (702)          0

Net Income                                                $14,886     $10,855

Net Income Per Share
   Primary                                                  $0.30       $0.22
   Assuming Full Dilution                                   $0.29       $0.21

Average Number of Class A and Class B Common
Shares used in Net Income per Share Calculations
   Primary                                             49,449,406  51,033,923
   Assuming Full Dilution                              51,420,363  52,338,780


Declared Dividends Per Share - Class A Common Stock         $0.11       $0.10

Declared Dividends Per Share - Class B Common Stock         $0.11       $0.10


         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1997                        Page 4


Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996:


                                                    (In Thousands of Dollars)

                                                    (Unaudited)
                                                   September 30   December 31
                                                           1997          1996

ASSETS

Current Assets:
   Cash and cash equivalents                              $68,871     $55,485
   Accounts receivable, less allowance for doubtful
     accounts of $16,064 in 1997 and $11,692 in 1996      121,166     112,975
   Unbilled revenues, at estimated billable amounts        93,317      68,593
   Prepaid income taxes                                     3,134       2,677
   Prepaid expenses and other current assets               14,605       7,166

      Total current assets                                301,093     246,896


Property and Equipment:
   Property and equipment, at cost                        152,578     123,901
   Less accumulated depreciation and amortization        (112,264)    (92,264)

      Net property and equipment                           40,314      31,637


Other Assets:
   Intangible assets arising from acquisitions,
     less accumulated amortization of $10,063 in
     1997 and $8,768 in 1996                               51,114      52,266
   Prepaid pension obligation                              47,612      41,405
   Other                                                    4,677       5,881

      Total other assets                                  103,403      99,552


TOTAL ASSETS                                             $444,810    $378,085


          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1997                        Page 5


                 Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                    (Unaudited)
                                                   September 30   December 31
                                                           1997          1996

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                  $20,721      $8,437
   Accounts payable                                        18,899      13,329
   Accrued compensation and related costs                  29,466      30,811
   Other accrued liabilities                               58,001      32,645
   Deferred revenues                                       16,057      16,300
   Current installments of long-term debt                   9,750       9,130

      Total current liabilities                           152,894     110,652

Noncurrent Liabilities:
   Long-term debt, less current installments                  984         376
   Deferred income taxes                                   11,189      13,810
   Deferred revenues                                       14,136      12,902
   Postretirement medical benefit obligation                8,183       8,037
   Self-insured risks                                       8,663       8,172
   Minority interest                                       27,431           0
   Other                                                    4,102       2,600

      Total noncurrent liabilities                         74,688      45,897

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
     shares authorized;  23,733,248 and 24,392,393
     shares issued in 1997 and 1996, respectively          23,733      24,392
   Class B Common Stock, $1.00 par value;  50,000,000
     shares authorized;  25,511,224 and 25,718,919
     shares issued in 1997 and 1996, respectively          25,511      25,719
   Retained earnings                                      176,221     173,708
   Cumulative translation adjustment                       (8,237)     (2,283)

      Total shareholders' investment                      217,228     221,536


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $444,810    $378,085


         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended September 30, 1997                        Page 6


Unaudited Consolidated Statements of Cash Flows for the Nine-Month Periods
     Ended September 30, 1997 and September 30, 1996:

                                                    (In Thousands of Dollars)

                                                            1997        1996

Cash Flows From Operating Activities:
   Net income                                             $34,633     $31,514
   Reconciliation of net income to net cash
     provided by operating activities:
       Minority interest in loss of joint venture          (1,803)          0
       Depreciation and amortization                       11,742      11,933
       Deferred income taxes                               (3,078)      1,336
       Loss on sales of property and equipment                339         324
       Changes in operating assets and liabilities:
         Short-term investments                                 0       5,470
         Accounts receivable, net                           7,691       1,836
         Unbilled revenues                                  4,841      (6,959)
         Prepaid or accrued income taxes                    4,640      (1,511)
         Accounts payable and accrued liabilities           6,462      13,992
         Deferred revenues                                    992       2,624
         Prepaid expenses and other assets                (15,692)    (10,944)
Net cash provided by operating activities                  50,767      49,615

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                  (7,506)     (6,137)
   Sales of property and equipment                            205         301
Net cash used in investing activities                      (7,301)     (5,836)

Cash Flows From Financing Activities:
   Dividends paid                                         (16,425)    (15,119)
   Repurchase of common stock                             (20,624)    (15,940)
   Issuance of common stock                                 3,977       1,063
   Increase/(decrease) in short-term borrowings             3,755      (1,357)
   (Decrease)/increase in long-term debt                   (3,897)        126
Net cash used in financing activities                     (33,214)    (31,227)

Effect of exchange rate changes on cash and
   cash equivalents                                         3,134         (42)
Increase in cash and cash equivalents                      13,386      12,510
Cash and cash equivalents at beginning of period           55,485      40,802
Cash and cash equivalents at end of period                $68,871     $53,312

Cash payments for income taxes                            $21,027     $21,461


         (See accompanying notes to condensed financial statements)