Form 10-K405
period 1997-12-31
CRAWFORD & CO
filed 1998-03-27
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
                                    ---------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF TH
  [X]             SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                     -----------------
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  [ ]             SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from               to
                                                 -------------    -------------
Commission file number 1-10356.
                       -------
                               CRAWFORD & COMPANY
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Georgia                                58-0506554
----------------------------------       -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 5620 Glenridge Dr., N.E., Atlanta, Georgia                 30342
---------------------------------------------   -------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (404) 256-0830 Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
Class A Common Stock - $1.00 Par Value           New York Stock Exchange
Class B Common Stock - $1.00 Par Value           New York Stock Exchange
--------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $147,179,000 as of March 2, 1998, based upon the closing price as reported on NYSE on such date.

*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 1998, was:

           Class A Common Stock - $1.00 Par Value - 23,873,073 Shares
           Class B Common Stock - $1.00 Par Value - 25,461,070 Shares
--------------------------------------------------------------------------------

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1997, Part I -
Item 2; Part II - Items 5, 6, 7 and 8; Part IV - Item 14, and (2) Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is a worldwide insurance services firm which provides claims adjusting and risk management information services to insurance companies, self-insured corporations and governmental entities.

The Registrant is not owned by or affiliated with any insurance company. A forty percent (40%) interest in the Registrant's non-U.S. operating subsidiaries is owned by a subsidiary of Swiss Reinsurance Company (See "International Operations", page 6).

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from the Registrant's domestic and international operations are shown in the following schedule:



                                                   Years Ended December 31,
                                                   ------------------------


                                             1997            1996           1995
                                             ----            ----           ----

Domestic Operations                          78.9%           87.6%           86.1%


International Operations                     21.1%           12.4%           13.9%
                                             ----            ----            ----


                                            100.0%          100.0%          100.0%
                                            =====           =====           =====




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

                           Initial Reporting - the Registrant's XPressLink(SM) service provides 24- hour receipt, acknowledgement,
            ----           and distribution of claims information
                           through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

            ---- Investigation - the development of information necessary to determine the cause and origin of loss.

            ---- Evaluation - the determination of the extent and value of damage incurred and the coverage, liability and compensability relating to the parties involved.

            ---- Disposition - the resolution of the claim, whether by negotiation and settlement, by denial or by other resolution.

Expanded services provided primarily, but not exclusively, to Registrant's self-insured clients include the following:

            ---- Information Services - provides reports of detailed claims information of both a statistical and financial nature to self-insured corporations, governmental entities and insurance companies. The Registrant's basic information system is SISDATSM, but the registrant also offers SISDAT+(SM), a risk management information system which integrates the basic information provided by the SISDAT(SM) system with the on- line inquiry and flexible reporting capabilities of Risk Sciences Group's SIGMA(SM) system (discussed below).

            ---- Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.

            ---- Auditing Services - the Registrant's provider and hospital bill audit programs assist clients in controlling medical costs associated with workers compensation claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by state workers compensation regulations as well as usual and customary charges in non-fee schedule states.

            ---- Medical Review Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations involved in employee group health insurance plans. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, discharge planning, and the Early Medical Management Intervention(SM) (EMMI(SM)) program which provides services to actively control workers compensation medical and indemnity costs at the onset of a claim through nurse screening for severity as claims are received from XPressLink(SM) or directly from the client. The Registrant also provides a workers compensation PPO network through First Health Group.

             ---- Vocational Services - provides vocational evaluation in order to assess an injured employee's potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. The Crawford Occupational Re-Employment(SM) (CORE(SM)) program enlists the services of our vocational, medical and employment consultants to assist in the re-employment and preparation of injured individuals to return to work.

             ---- Medical Case Management Services - are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person's physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to insure that such treatment is appropriate and necessary in the circumstances.

             ---- Elder Care - offers a full menu of elder care service including comprehensive on-site assessments, complete care coordination and on-going care monitoring. These services are provided through experienced health care professionals with an insight to local quality care needs in Florida and New York to senior citizens and their children, attorneys and trust officers.

The claims administration services described above are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories used by insurance companies. The major categories are described below:

             ---- Automobile - relates to all types of losses involving use of the automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft and comprehensive liability.

             ---- Property - relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property and damage to property under inland marine coverage.

             ---- Workers Compensation - relates to claims arising under state and federal workers compensation laws.

             ---- Public Liability - relates to a wide range of non-automobile liability claims such as product liability, owners, landlords and tenants' liabilities and comprehensive general liability.

             ---- Catastrophe - covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.

             ---- Class Action Support - relates to the administration and field inspection requirements with respect to product liability class action settlements.

ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and casualty risk management services offered:

             ---- RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group (RSG) provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems SISDAT(SM) and SISDAT+(SM), and has developed the SIGMA(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning; data and systems integration; development of historical claims/loss databases; claims administration and management; regulatory reporting; insurance and risk management cost control; and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.


             ---- EDUCATION SERVICES - are provided by the Registrant's Learning & Resource Center, whose principal objective is to provide technical and management training to the Registrant's employees in order to assure consistent quality in the delivery of services to clients. In addition, the Learning & Resource Center markets its classrooms and correspondence courses in many risk management subjects to outside clients.

INTERNATIONAL OPERATIONS. International operations provided 21.1% of the Registrant's 1997 revenues. In December 1996, an English subsidiary of the Registrant (renamed Crawford-THG Limited) acquired all of the non-United States operations of the Thomas Howell Group, a London, England based international loss adjusting enterprise owned by a subsidiary of Swiss Reinsurance Company of Zurich, Switzerland, which received stock in Crawford-THG Limited as consideration for the transfer. Concurrently, all of the Registrant's non-U.S. subsidiaries were transferred to Crawford-THG Limited, in which Registrant now has a sixty percent (60%) interest and Swiss Reinsurance Company's subsidiary has a forty percent (40%) interest.

Non-North American revenues and expenses were reported on a three-month delayed basis until 1995. Such revenues and expenses are now reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 1997, 1996 and 1995 consolidated financial statements reflect the non-North American financial position as of October 31, 1997, 1996 and 1995 and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 1997 and 1996, and the 13-month period ended October 31, 1995. This change had no material effect on the Registrant's financial position, results of operations, or cash flows. Because of the deferred reporting of non-North American operations, the merger of the international operations of the Registrant with those of Thomas Howell Group is not reflected in the December 31, 1996 consolidated financial statements.

The major services offered by the Registrant through its U.K. headquartered international operations doing business outside of the U.S. under the name Crawford-THG are listed below:

             ---- Property and Casualty - provides loss adjusting services for property, general liability, professional indemnity for directors and officers, product liability and medical malpractice.

             ---- Oil, Energy & Engineering - provides loss adjusting for oil, gas, petrochemicals, other energy risks, utilities and mining industries, as well as marine and off-shore risks.

             ---- Environmental Pollution - provides cost-containment and claims management services with respect to environmental related losses.

             ---- Construction - provides loss adjusting services under contractors' all risk, engineering all risk, and contractors' liability coverages. Additionally evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

             ---- Catastrophe - organizes major loss teams to provide claims management and cost containment services through proprietary information systems.

             ---- Marine - provides loss adjusting services for freight carriers liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

            ----- Specie and Fine Art - provides loss adjusting services under fine art dealers' block and jewelry and furriers' block policies.

            ----- Entertainment Industry - provides a broad range of loss adjusting services for television, commercial and educational film production, and theater and live events.

            ----- Aviation - manages salvage removal and sale and provides loss adjusting services for hull related risks, as well as cargo and legal liability, hangar and airport owners'/operators' liability policies.

            ----- Banking, Financial and Political Risks - performs loss adjusting functions under bankers blanket bond, political risk, and financial contingency policies.

            ----- Livestock - performs loss adjusting on bloodstock, liability/equestrian activity.

            ----- Security Consultancy - performs loss prevention and bank surveys and adjusts cash-in-transit losses.

            ----- Reinsurance - provides external audits, portfolio analyses, and management and marketing research. Additionally provides underwriting review, cash control and management of discontinued operations.

            ----- Medical and Vocational Case Management Services - provides specialized return to work and expert testimony services in the employer liability and auto liability markets.

SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the United States and 300 offices in 50 countries throughout the rest of the world. In 1997 the Registrant developed a Global Service Center in Atlanta to provide a centralized claims administration facility which includes all of the services necessary to handle low severity, high frequency claims in a more timely, cost effective manner. Additionally, the Registrant is consolidating its U.S. offices in major metropolitan areas into service centers, to reduce administrative expenses and enhance the delivery of coordinated services.

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

Much of the Registrant's operations are dependent on information technology in the receipt, processing, disposition and archiving of claims and claim related information. The Registrant has reviewed its systems and computer software programs, and believes it will be able to modify or replace those of its systems which might be impacted by the "Year 2000 problem" associated with the capability to properly recognize and process date sensitive data beyond year 1999. Much of the Registrant's data is received from or distributed to its clients and other third parties, and its ability to do so could be impacted by system problems of those third parties over which the Registrant has no control. The inability of the Registrant or its major trading partners to modify or replace the Year 2000 non-compliant systems in a timely manner could have a material impact on future financial results.

During 1997 and 1996 no single client contributed in excess of 10% of Registrant's revenues. During 1995, revenues derived from services provided by the Registrant to American International Group and its subsidiaries ("AIG") were 12% of total revenue. Revenues derived from AIG, an insurance holding company, principally relate to claims administration services provided under the high-risk retention programs described above. In addition, the Registrant also provides disability management services and other risk management services to AIG. The Registrant believes that its relationships with all its customers, including AIG, are good.

At December 31, 1997, the total number of full-time employees was 7,656 compared with 6,844 at December 31, 1996. The Registrant, through its Learning & Resource Center, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and disability management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to this technical training, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing and sales topics. These programs involve both in-house and external resources.

ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 1997, the Registrant leased approximately 575 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 6 of Notes to Consolidated Financial Statements included in the Registrant's 1997 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

The Registrant owns or leases approximately 2,093 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:


    Name                                    Office                                                                Age
    ----                                    ------                                                                ---
D. A. Smith                Chairman, President and Chief Executive Officer                                         48
A. L. Meyers, Jr.          President - Claims Management Services                                                  60
J. R. Bryant               Executive Vice President - Business Development                                         47
D. R. Chapman              Executive Vice President - Finance                                                      58
J. F. Osten                Senior Vice President - General Counsel & Corporate Secretary                           56
B. J. Lobona               Senior Vice President - Technology Planning and Development                             48
G. P. Hodson               Senior Vice President - Strategic Planning and Projects                                 51
W. L. Beach                Senior Vice President - Chief Learning Officer                                          53
R. S. Elder                Group Managing Director, Crawford-THG Limited                                           48


Mr. Smith was appointed to his present position effective January 1, 1996. Prior to January 1, 1996 and since November 1, 1994, he was President and Chief Operating Officer. From August 1, 1992 to November 1, 1994, Mr. Smith was President - Claims Services. From January 1, 1991 to August 1, 1992, Mr. Smith was President of Crawford & Company International, Inc.

Mr. Meyers was appointed to his present position effective August 1, 1995. He had previously retired from the Company in April 1994, after having served as General Manager of the Registrant's Fairfax, Virginia branch office since 1988. During the period between his retirement and appointment to his present position he served as a consultant and operations supervisor for the Registrant.

Mr. Bryant was appointed to his present position effective August 1, 1997. Prior to August 1, 1997 and since August 1, 1995 he was President - Casualty Risk Management Services. Prior to August 1, 1995 and since November 1, 1994, he was President - Claims Services. From January 1, 1993 to November 1, 1994, he was Vice President - National Sales Manager and from March 1989 to December 1992 he was Regional Director - RMS for the Registrant's Midwest Region, becoming an Assistant Vice President on July 1, 1990.

Mr. Chapman and Mr. Osten have been associated with the Registrant in management capacities for more than five years and have held the positions indicated in the above table for more than five years.

Mr. Lobona was hired by the Registrant July 1, 1996 as Director - Technical Planning. He became Vice President - Technical Management February 1, 1997 and Senior Vice President - Technical Planning and Development, his current position, August 1, 1997. Prior to July 1996 he was Director, Eastern Operations for Saros Corporation in Bellevue, Washington.

Mr. Hodson was appointed to his present position in September of 1997. From April 1996 through August 1997 he was a Vice President in Casualty Operations. From May 1995 to March 1996 he was the Southeast Regional Manager for the Registrant, first as an Assistant Vice President and then as a Vice President. Prior to May 1995 he was General Manager of the Registrant's Ft. Lauderdale, Florida office.

Mr. Beach was hired by the Registrant as its Chief Learning Officer September 1996. For more than five years prior to that he was a partner of Southern Consulting Group in Atlanta, Georgia.

Mr. Elder has held his current position since April 1997. Prior to being hired by Crawford-THG Limited he was employed by G. E. Capital in the U.K. from August 1992 to October 1994 as Managing Director of G. E. Capital Fleet Services U.K. and from October 1994 to March 1997 as Managing Director of G. E. Capital Automotive Financial Services U.K.

Officers of the Registrant are appointed annually by the Board of Directors, except for Mr. Elder who is appointed by the Board of Directors of Crawford-THG Limited.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information required by this Item is included on pages 40-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the caption "Quarterly Financial Data" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 16-20 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 21-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 10-11 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-9 under the captions "Executive Compensation and Other Information", "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" and on page 15 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item is included on pages 10-14 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 14 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.   Financial Statements

         The Registrant's 1997 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 1997 and 1996, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
         Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                 -----      Consolidated Balance Sheets -- December 31, 1997 and
                            1996

                 ----- Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

                 ----- Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1997, 1996 and 1995

                 ----- Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                 ----- Notes to Consolidated Financial Statements - December 31, 1997, 1996 and 1995

    2.       Financial Statement Schedule

                -----       Report of Independent Public Accountants as to
                            Schedule


    Schedule
     Number
      II Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995

                            Schedules I and III through V not listed above have been omitted because they are not applicable.

    3.       Exhibits filed with this report.

Exhibit No.                                 Document
          3.1              Restated Articles of Incorporation of the Registrant,
                           as amended (incorporated by reference to Exhibit 19.1
                           to the Registrant's quarterly report on Form 10-Q for
                           the quarter ended June 30, 1991).

          3.2              Restated By-laws of the Registrant, as amended.

         10.1 *            Crawford & Company 1987 Stock Option Plan
                           (incorporated by reference to Exhibit 28(a) to the Registration Statement on Form S-8, Registration No.
                           33- 22595).

         10.2 *            Amendment to Crawford & Company 1987 Stock Option
                           Plan (incorporated by reference to Appendix C on page
                           C-1 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on July 24,
                           1990).

         10.3 * Crawford & Company 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.4 *            Crawford & Company 1997 Key Employee Stock Option
                           Plan (incorporated by reference to Appendix A on page
                           A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 22,
                           1997).

         10.5 *            Crawford & Company 1997 Non-Employee Director Stock
                           Option Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual meeting of Shareholders held on April 22,
                           1997).


         10.6 *            Amended and Restated Supplemental Executive
                           Retirement Plan (incorporated by reference to Exhibit
                           10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993).

         10.7 *            Crawford & Company 1996 Employee Stock Purchase
                           Plan (incorporated by reference to Appendix A on page
                           A-1 of Registrant's Proxy Statement for the Annual
                           Meeting of Shareholders held on April 18, 1996).

         10.8 *            Amended and Restated Crawford & Company Medical
                           Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1994).

         10.9 * Discretionary Allowance Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31,
                           1994).

        10.10 * Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31,
                           1994).

         11.1 Computation of Basic and Diluted Earnings Per Share for the year ended December 31, 1997.

         11.2 Computation of Basic and Diluted Earnings Per Share for the year ended December 31, 1996.

         11.3 Computation of Basic and Diluted Earnings Per Share for the year ended December 31, 1995.

         13.1 The Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (only those portions incorporated herein by reference).

         21.1              Subsidiaries of Crawford & Company.

         23.1              Consent of Arthur Andersen LLP.

       24.1-8              Powers of Attorney.

         27.1              Financial Data Schedule. (for SEC use only)

         27.2              Financial Data Schedule - Restated year ending 1996. (for SEC use only)

 * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1997.

(c)      The Registrant has filed the Exhibits listed in Item 14(a)(3).

(d) Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All subsidiaries included in the consolidated financial statements are wholly-owned, except Crawford-THG Limited and its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRAWFORD & COMPANY



Date     March 27, 1998          By:/s/D. A. Smith
         ---------------------      ------------------------------------
                                 D. A. SMITH, Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 NAME AND TITLE
                                 --------------


Date     March 27, 1998               /s/D. A. Smith
         ---------------------   ---------------------------------------
                                 D. A. SMITH, Chairman, President and Chief
                                 Executive Officer (Principal Executive Officer)
                                 and Director


Date     March 25, 1998              /s/D. R. Chapman
         ---------------------   ----------------------------------------------
                                 D. R. CHAPMAN, Executive Vice President-
                                 Finance (Principal Financial Officer)


Date     March  25, 1998             /s/J. F. Giblin
         ---------------------   ----------------------------------------------
                                 J. F. GIBLIN, Vice President and Controller
                                 (Principal Accounting Officer)

                                NAME AND TITLE

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               FORREST L. MINIX, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               J. HICKS LANIER, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               CHARLES FLATHER, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               LINDA K. CRAWFORD, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               JESSE C. CRAWFORD, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               LARRY L. PRINCE, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               JOHN A. WILLIAMS, Director

Date     March 27, 1998                 *
         --------------------  -------------------------------
                               E. JENNER WOOD, III, Director

Date     March 27, 1998        By /s/Judd F. Osten
         --------------------    -----------------------------------------
                                 JUDD F. OSTEN - As attorney-in-fact for the
                                 Directors above whose name an asterisk appears

                                  EXHIBIT INDEX

                                                                                             Sequential
                                                                                            Page Number
     Exhibit No.              Description of Exhibit                                         of Exhibit
     -----------              ----------------------                                        -----------
         3.1               Restated Articles of Incorporation of the Registrant, as
                           amended (incorporated by reference to Exhibit 19.1 to the
                           Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

         3.2               Restated By-laws of the Registrant, as amended.

         10.1              Crawford & Company 1987 Stock Option Plan (incorporated
                           by reference to Exhibit 28(a) to the Registration Statement on
                           Form S-8, Registration No. 33-22595).

         10.2              Amendment to Crawford & Company 1987 Stock Option Plan
                           (incorporated by reference to Appendix C on page C-1 of the
                           Registrant's Proxy Statement for the Special Meeting of
                           Shareholders held on July 24, 1990).

         10.3              Crawford & Company 1990 Stock Option Plan, as amended
                           (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31,
                           1992).

         10.4              Crawford & Company 1997 Key Employee Stock Option Plan
                           (incorporated by reference to Appendix A on page A-1 of the
                           Registrant's Proxy Statement for the Annual Meeting of
                           Shareholders held on April 22, 1997).

         10.5              Crawford & Company 1997 Non-Employee Director Stock
                           Option Plan (incorporated by reference to Appendix B on page
                           B-1 of the Registrant's Proxy Statement for the Annual
                           meeting of Shareholders held on April 22, 1997).

         10.6              Amended and Restated Supplemental Executive Retirement
                           Plan (incorporated by reference to Exhibit 10.9 to the
                           Registrant's annual report on Form 10-K for the year ended
                           December 31, 1993).

         10.7              Crawford & Company 1996 Employee Stock Purchase Plan
                           (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the Annual Meeting of
                           Shareholders held on April 18, 1996).

                                  EXHIBIT INDEX

                                                                                             Sequential
                                                                                            Page Number
     Exhibit No.              Description of Exhibit                                         of Exhibit
     ----------               ----------------------                                        -----------
         10.8              Amended and Restated Crawford & Company Medical
                           Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         10.9              Discretionary Allowance Plan (incorporated by reference to
                           Exhibit 10.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         10.10             Deferred Compensation Plan (incorporated by reference to
                           Exhibit 10.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         11.1              Computation of Basic and Diluted Earnings Per Share for the
                           year ended December 31, 1997.

         11.2              Computation of Basic and Diluted Earnings Per Share for the
                           year ended December 31, 1996.

         11.3              Computation of Basic and Diluted Earnings Per Share for the
                           year ended December 31, 1995.

         13.1              The Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (only those portions incorporated
                           hereby by reference).

         21.1              Subsidiaries of Crawford & Company.

         23.1              Consent of Arthur Andersen LLP.

         24.1-8            Powers of Attorney.

         27.1              Financial Data Schedule (for SEC use only).

         27.2              Financial Data Schedule - Restated year ending 1996. (for SEC use only)

                              ARTHUR ANDERSEN LLP





             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE





To Crawford & Company:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 30, 1998

                                                                     SCHEDULE II

                       CRAWFORD & COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (In Thousands of Dollars)

Col. A                                Col. B                             Col. C                 Col. D                   Col. E
------                                ------                             ------                 ------                   ------


                                      Balance at                       Additions                Additions                Balance
Period                                Beginning                                                 (Deductions)             at End
                                      of Period                                                 from                     of
                                                                                                Allowances(2)            Period
                                                           Charged            Charged
                                                           to Costs           to Other
                                                           and                Accounts
                                                           Expenses           (1)

1997

Deducted in
Consolidated balance
sheets from accounts                  $11,692              $2,008             $4,596            $(1,494)                 $16,802
receivable                            =======              ======             ======            =======                  =======


1996

Deducted in
Consolidated balance
sheets from accounts                  $10,303              $1,025                 --            $   364                  $11,692
receivable                            =======              ======                               =======                  =======


1995

Deducted in
Consolidated balance
sheets from accounts                  $10,220              $  193                 --            $  (110)                 $10,303
receivable                            =======              ======                               =======                  =======




(1) Represents adjustments to allowance for doubtful accounts receivable arising from acquisitions.

(2) Represents uncollectible accounts written off, net of recoveries.