Form 10-Q
period 1998-03-31
CRAWFORD & CO
filed 1998-05-11
CIK 25475

Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1998                             Page 2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Three-Month
    Periods ended March 31, 1998 and March 31, 1997:

                                                 (In Thousands of Dollars
                                             Except Share and Per Share Data)

                                                            1998        1997

Revenues                                                $166,133    $165,951

Costs and Expenses:
  Cost of services provided, less reimbursed expenses
  of $9,351 in 1998 and $8,575 in 1997                   123,782     119,594

  Selling, general and administrative expenses            22,803      27,075

  Year 2000 expenses                                       1,028           0

  Restructuring charge                                         0      13,000

       Total costs and expenses                          147,613     159,669

Income Before Income Taxes and Minority Interest          18,520       6,282

Provision for Income Taxes                                 7,113       3,166

Income Before Minority Interest                           11,407       3,116

Minority Interest in Loss of Joint Venture                    13       3,199

Net Income                                               $11,420      $6,315

Net Income Per Share
  Basic                                                    $0.23       $0.13
  Diluted                                                  $0.23       $0.12

Average Number of Class A and Class B Common
Shares used in Net Income per Share Calculations
  Basic                                               49,319,110  50,030,061
  Diluted                                             50,081,447  51,416,151

Declared Dividends Per Share - Class A Common Stock       $0.125      $0.110

Declared Dividends Per Share - Class B Common Stock       $0.125      $0.110

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended March 31, 1998                            Page 3


Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997:


                                                  (In Thousands of Dollars)

                                                      (Unaudited)
                                                        March 31 December 31
                                                            1998        1997

ASSETS

Current Assets:
  Cash and cash equivalents                              $45,309     $55,380
  Accounts receivable, less allowance for doubtful
    accounts of $16,730 in 1998 and $16,802 in 1997      117,056     117,338
  Unbilled revenues, at estimated billable amounts        86,771      87,688
  Prepaid income taxes                                     1,261         981
  Prepaid expenses and other current assets               13,467      12,558

     Total current assets                                263,864     273,945


Property and Equipment:
  Property and equipment, at cost:                       148,829     149,506
  Less accumulated depreciation and amortization        (108,841)   (110,314)

     Net property and equipment                           39,988      39,192


Other Assets:
  Intangible assets arising from acquisitions,
    less accumulated amortization of $11,045
    in 1998 and $10,533 in 1997                           51,297      51,968
  Prepaid pension obligation                              49,010      45,972
  Other                                                    9,219       5,981

     Total other assets                                  109,526     103,921


TOTAL ASSETS                                            $413,378    $417,058


         (See accompanying notes to condensed financial statements)


Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1998                             Page 4


                 Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                     (Unaudited)
                                                        March 31 December 31
                                                            1998        1997

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings                                  $19,836     $19,812
  Accounts payable                                        18,059      19,956
  Accrued compensation and related costs                  20,185      26,616
  Other accrued liabilities                               44,478      41,419
  Deferred revenues                                       15,911      16,241
  Current installments of long-term debt                     453         594

     Total current liabilities                           118,922     124,638

Noncurrent Liabilities:
  Long-term debt, less current installments                  680         731
  Deferred income taxes                                   15,323      14,921
  Deferred revenues                                       13,556      13,404
  Postretirement medical benefit obligation                8,263       8,105
  Self-insured risks                                       9,151       9,067
  Minority interest                                       26,719      26,732
  Other                                                    5,111       4,455

     Total noncurrent liabilities                         78,803      77,415

Shareholders' Investment:
  Class A Common Stock, $1.00 par value;  50,000,000
    shares authorized;  23,931,433 and 23,915,727
    shares issued in 1998 and 1997, respectively          23,931      23,916
  Class B Common Stock, $1.00 par value;  50,000,000
    shares authorized;  25,439,054 and 25,477,233
    shares issued in 1998 and 1997, respectively          25,439      25,477
  Retained earnings                                      177,113     174,973
  Accumulated other comprehensive income                 (10,830)     (9,361)

     Total shareholders' investment                      215,653     215,005

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $413,378    $417,058


        (See accompanying notes to condensed financial statements)


Form 10-Q                                                Crawford & Company
Quarter Ended March 31, 1998                             Page 5


Unaudited Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 1998 and March 31, 1997:

                                                   (In Thousands of Dollars)

                                                            1998        1997

Cash Flows From Operating Activities:
  Net income                                             $11,420      $6,315
  Reconciliation of net income to net cash
    provided by operating activities:
       Minority interest in loss of joint venture            (13)     (3,199)
       Depreciation and amortization                       3,832       3,800
       Deferred income taxes                                 336      (6,007)
       (Gain)/loss on sales of property and equipment        (75)         75
       Changes in operating assets and liabilities,
           net of effects of acquisitions:
         Accounts receivable, net                         (1,951)      1,759
         Unbilled revenues                                (1,091)      4,910
         Prepaid or accrued income taxes                   5,686       4,416
         Accounts payable and accrued liabilities         (6,696)     11,108
         Deferred revenues                                  (370)       (264)
         Prepaid expenses and other assets                (6,676)     (4,819)
Net cash provided by operating activities                  4,402      18,094

Cash Flows From Investing Activities:
  Acquisitions of property and equipment                  (4,630)     (4,602)
  Proceeds from sales of property and equipment               31         142
Net cash used in investing activities                     (4,599)     (4,460)

Cash Flows From Financing Activities:
  Dividends paid                                          (6,176)     (5,504)
  Repurchase of common stock                              (7,427)     (4,399)
  Issuance of common stock                                 4,301       1,103
  Increase in short-term borrowings                          905       1,410
  Decrease in long-term debt                                (115)       (576)
Net cash used in financing activities                     (8,512)     (7,966)

Effect of exchange rate changes on cash and
  cash equivalents                                        (1,362)      3,487
(Decrease)/increase in cash and cash equivalents         (10,071)      9,155
Cash and cash equivalents at beginning of period          55,380      55,485
Cash and cash equivalents at end of period               $45,309     $64,640

Cash payments for income taxes                            $2,587      $1,494


          (See accompanying notes to condensed financial statements)