Form 10-Q
period 1998-06-30
CRAWFORD & CO
filed 1998-08-14
CIK 25475

Form 10Q                                                Crawford & Company
Quarter Ended June 30, 1998                             Page 2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Six-Month
     Periods ended June 30, 1998 and June 30, 1997:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                            1998        1997

Revenues                                                $336,161    $348,520

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $18,590 in 1998 and $18,789 in 1997                  246,361     249,615

   Selling, general and administrative expenses           49,581      56,960

   Year 2000 expenses                                      2,970           0

   Restructuring charge                                        0      13,000

        Total costs and expenses                         298,912     319,575

Income Before Income Taxes and Minority Interest          37,249      28,945

Provision for Income Taxes                                14,302      11,703

Income Before Minority Interest                           22,947      17,242

Minority Interest in Loss of Joint Venture                   487       2,505

Net Income                                               $23,434     $19,747

Net Income Per Share
    Basic                                                  $0.47       $0.40
    Diluted                                                $0.47       $0.39

Average Number of Class A and Class B Common
Shares used in Net Income per Share Calculations
    Basic                                             49,617,415  49,882,717
    Diluted                                           50,319,289  51,289,222

Declared Dividends Per Share - Class A Common Stock       $0.250      $0.220

Declared Dividends Per Share - Class B Common Stock       $0.250      $0.220

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1998                             Page 3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Financial Statements:

Year-to-Date Unaudited Consolidated Statements of Income for the Three-Month
     Periods ended June 30, 1998 and June 30, 1997:

                                                  (In Thousands of Dollars
                                              Except Share and Per Share Data)

                                                            1998        1997

Revenues                                                $170,028    $182,569

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
   of $9,239 in 1998 and $10,214 in 1997                  122,579     130,021

   Selling, general and administrative expense            26,778      29,885

   Year 2000 expenses                                      1,942           0

        Total costs and expenses                         151,299     159,906

Income Before Income Taxes and Minority Interest          18,729      22,663

Provision for Income Taxes                                 7,189       8,537

Income Before Minority Interest                           11,540      14,126

Minority Interest in Loss of Joint Venture                   474        (694)

Net Income                                               $12,014     $13,432

Net Income Per Share
    Basic                                                  $0.24       $0.27
    Diluted                                                $0.24       $0.27

Average Number of Class A and Class B Common
Shares used in Net Income per Share Calculations
    Basic                                             49,912,441  49,736,992
    Diluted                                           50,614,315  52,133,460

Declared Dividends Per Share - Class A Common Stock       $0.125      $0.110

Declared Dividends Per Share - Class B Common Stock       $0.125      $0.110

          (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1998                             Page 4


Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997:


                                                   (In Thousands of Dollars)

                                                     (Unaudited)
                                                         June 30 December 31
                                                            1998        1997

ASSETS

Current Assets:
   Cash and cash equivalents                             $41,851     $55,380
   Accounts receivable, less allowance for doubtful
      accounts of $17,014 in 1998 and $16,802 in 1997    121,186     117,338
   Unbilled revenues, at estimated billable amounts       87,467      87,688
   Prepaid income taxes                                        0         981
   Prepaid expenses and other current assets              17,827      12,558

     Total current assets                                268,331     273,945

Property and Equipment:
   Property and equipment, at cost:                      150,410     149,506
   Less accumulated depreciation and amortization       (110,163)   (110,314)

     Net property and equipment                           40,247      39,192

Other Assets:
   Intangible assets arising from acquisitions, less accumulated accumulated amortization of $11,572 in 1998
     and $10,533 in 1997                                  50,870      51,968
   Prepaid pension obligation                             55,273      45,972
   Other                                                  13,131       5,981

     Total other assets                                  119,274     103,921

TOTAL ASSETS                                            $427,852    $417,058

         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1998                             Page 5


                 Consolidated Balance Sheets - (Continued)


                                                    (In Thousands of Dollars)

                                                     (Unaudited)
                                                         June 30 December 31
                                                            1998        1997

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                 $22,054     $19,812
   Accounts payable                                       20,846      19,956
   Accrued compensation and related costs                 23,170      26,616
   Other accrued liabilities                              44,362      41,419
   Deferred revenues                                      16,977      16,241
   Current installments of long-term debt                    447         594

     Total current liabilities                           127,856     124,638

Noncurrent Liabilities:
   Long-term debt, less current installments                 659         731
   Deferred income taxes                                   8,282      14,921
   Deferred revenues                                      13,690      13,404
   Postretirement medical benefit obligation               8,414       8,105
   Self-insured risks                                      7,687       9,067
   Minority interest                                           0      26,732
   Other                                                   5,572       4,455

     Total noncurrent liabilities                         44,304      77,415

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
     shares authorized;  25,902,798 and 23,915,727
     shares issued in 1998 and 1997, respectively         25,903      23,916
   Class B Common Stock, $1.00 par value;  50,000,000
     shares authorized;  25,337,627 and 25,477,233
     shares issued in 1998 and 1997, respectively         25,338      25,477
   Additional Paid-in-Capital                             31,231           0
   Retained earnings                                     180,748     174,973
   Accumulated other comprehensive income                 (7,528)     (9,361)

     Total shareholders' investment                      255,692     215,005

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $427,852    $417,058

         (See accompanying notes to condensed financial statements)


Form 10-Q                                               Crawford & Company
Quarter Ended June 30, 1998                             Page 6


Unaudited Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 1998 and June 30, 1997:

                                                    (In Thousands of Dollars)

                                                            1998        1997

Cash Flows From Operating Activities:
  Net income                                             $23,434     $19,747
  Reconciliation of net income to net cash
    provided by operating activities:
      Minority interest in income of joint venture          (487)     (2,505)
      Depreciation and amortization                        7,566       8,028
      Deferred income taxes                                1,166      (6,363)
      (Gain)/loss on sales of property and equipment        (614)        907
      Changes in operating assets and liabilities,
          net of effects of acquisitions:
        Accounts receivable, net                          (5,204)      6,509
        Unbilled revenues                                   (950)      2,583
        Prepaid or accrued income taxes                    3,116      (1,900)
        Accounts payable and accrued liabilities          (1,513)     12,931
        Deferred revenues                                    791         393
        Prepaid expenses and other assets                (16,724)     (9,775)
Net cash provided by operating activities                 10,581      30,555

Cash Flows From Investing Activities:
  Acquisitions of property and equipment                  (8,228)     (6,293)
  Proceeds from sales of property and equipment              117         179
Net cash used in investing activities                     (8,111)     (6,114)

Cash Flows From Financing Activities:
  Dividends paid                                         (12,357)    (10,977)
  Repurchase of common stock                             (12,292)    (11,265)
  Issuance of common stock                                 6,938       1,733
  Increase in short-term borrowings                        2,787       9,740
  Decrease in long-term debt                                (188)     (1,167)
Net cash used in financing activities                    (15,112)    (11,936)

Effect of exchange rate changes on cash
  and cash equivalents                                      (887)      3,353
(Decrease)/increase in cash and cash equivalents         (13,529)     15,858
Cash and cash equivalents at beginning of period          55,380      55,485
Cash and cash equivalents at end of period               $41,851     $71,343

Cash payments for income taxes                           $10,025     $14,260

          (See accompanying notes to condensed financial statements)