Form 10-Q
period 1998-09-30
CRAWFORD & CO
filed 1998-11-16
CIK 25475

Form 10Q                                                   Crawford & Company
Quarter Ended September 30, 1998                           Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Unaudited Consolidated Statements of Income for the Nine-Month Periods ended September 30, 1998 and September 30, 1997:

                                                             (In Thousands
                                                         Except Per Share Data)

                                                             1998        1997

Revenues                                                 $501,277    $527,416

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
      of $26,638 in 1998 and $28,927 in 1997              370,362     376,592

   Selling, general and administrative expenses            78,110      83,324

   Year 2000 expenses                                       5,231           0

   Restructuring charges                                   14,873      13,000

           Total costs and expenses                       468,576     472,916

Income Before Income Taxes and Minority Interest           32,701      54,500

Provision for Income Taxes                                 12,561      21,670

Income Before Minority Interest                            20,140      32,830

Minority Interest in Loss of Joint Venture                  1,177       1,803

Net Income                                                $21,317     $34,633

Net Income Per Share
    Basic                                                   $0.43       $0.70
    Diluted                                                 $0.42       $0.67

Average Number of Class A and Class B Common
Shares used in per Share Calculations
    Basic                                                  50,142      49,737
    Diluted                                                50,777      51,708

Declared Dividends Per Share - Class A Common Stock        $0.375      $0.330

Declared Dividends Per Share - Class B Common Stock        $0.375      $0.330

          (See accompanying notes to condensed financial statements)


Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1998                           Page 3

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Financial Statements:

Unaudited Consolidated Statements of Income for the Three-Month Periods ended September 30, 1998 and September 30, 1997:

                                                             (In Thousands
                                                        Except Per Share Data)

                                                             1998        1997

Revenues                                                 $165,116    $178,896

Costs and Expenses:

   Cost of services provided, less reimbursed expenses
      of $8,048 in 1998 and $10,139 in 1997               124,001     126,977

   Selling, general and administrative expenses            28,529      26,364

   Year 2000 expenses                                       2,261           0

   Restructuring charges                                   14,873           0

           Total costs and expenses                       169,664     153,341

(Loss) Income Before Income Taxes and Minority Interest    (4,548)     25,555

(Benefit) Provision for Income Taxes                       (1,741)      9,967

(Loss) Income Before Minority Interest                     (2,807)     15,588

Minority Interest in Loss (Income) of Joint Venture           690        (702)

Net (Loss) Income                                         ($2,117)    $14,886

Net (Loss) Income Per Share
    Basic                                                  ($0.04)      $0.30
    Diluted                                                ($0.04)      $0.29

Average Number of Class A and Class B Common
Shares used in per Share Calculations
    Basic                                                  51,162      49,449
    Diluted                                                51,797      51,420

Declared Dividends Per Share - Class A Common Stock        $0.125      $0.110

Declared Dividends Per Share - Class B Common Stock        $0.125      $0.110

         (See accompanying notes to condensed financial statements)


Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1998                           Page 4


Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997:


                                                     (In Thousands of Dollars)

                                                      (Unaudited)
                                                     September 30 December 31
                                                             1998        1997

ASSETS

Current Assets:
   Cash and cash equivalents                              $10,990     $55,380
   Accounts receivable, less allowance for doubtful
      accounts of $17,845 in 1998 and $16,802 in 1997     123,863     117,338
   Unbilled revenues, at estimated billable amounts        93,034      87,688
   Prepaid expenses and other current assets               12,042      13,539

       Total current assets                               239,929     273,945


Property and Equipment:
   Property and equipment, at cost:                       157,446     149,506
   Less accumulated depreciation and amortization        (114,686)   (110,314)

       Net property and equipment                          42,760      39,192


Other Assets:
   Intangible assets arising from acquisitions, less
      accumulated amortization of $12,123 in 1998
      and $10,533 in 1997                                  62,803      51,968
   Prepaid pension obligation                              55,010      45,972
   Capitalized software development costs                   9,149       1,013
   Other                                                   12,033       4,968

       Total other assets                                 138,995     103,921

TOTAL ASSETS                                             $421,684    $417,058

          (See accompanying notes to condensed financial statements)


Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1998                           Page 5


                 Consolidated Balance Sheets - (Continued)


                                                     (In Thousands of Dollars)

                                                      (Unaudited)
                                                     September 30 December 31
                                                             1998        1997

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings                                  $29,982     $19,812
   Accounts payable                                        23,493      19,956
   Accrued compensation and related costs                  21,486      26,616
   Accrued restructuring costs                             14,686       6,220
   Other accrued liabilities                               28,225      35,199
   Deferred revenues                                       17,237      16,241
   Current installments of long-term debt                     570         594

       Total current liabilities                          135,679     124,638

Noncurrent Liabilities:
   Long-term debt, less current installments                2,020         731
   Deferred income taxes                                    7,245      14,921
   Deferred revenues                                       13,585      13,404
   Postretirement medical benefit obligation                8,606       8,105
   Self-insured risks                                       7,587       9,067
   Minority interest                                            0      26,732
   Other                                                    5,936       4,455

       Total noncurrent liabilities                        44,979      77,415

Shareholders' Investment:
   Class A Common Stock, $1.00 par value;  50,000,000
      shares authorized;  25,826,009 and 23,915,727
      shares issued in 1998 and 1997, respectively         25,826      23,916
   Class B Common Stock, $1.00 par value;  50,000,000
      shares authorized;  25,185,817 and 25,477,233
      shares issued in 1998 and 1997, respectively         25,186      25,477
   Additional Paid-in-Capital                              25,912           0
   Retained earnings                                      173,178     174,973
   Cumulative foreign currency translation adjustment      (9,076)     (9,361)

       Total shareholders' investment                     241,026     215,005

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $421,684    $417,058

          (See accompanying notes to condensed financial statements)


Form 10-Q                                                  Crawford & Company
Quarter Ended September 30, 1998                           Page 6


Unaudited Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 1998 and September 30, 1997:

                                                     (In Thousands of Dollars)

                                                             1998        1997

Cash Flows From Operating Activities:
   Net income                                             $21,317     $34,633
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in income of joint venture      (1,177)     (1,803)
         Depreciation and amortization                     11,395      11,742
         Deferred income taxes                             (2,363)     (3,078)
         Loss on sales of property and equipment            1,114         339
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                       (4,943)      7,691
            Unbilled revenues                                  57       4,841
            Prepaid or accrued income taxes                (4,222)      4,640
            Accounts payable and accrued liabilities        6,878       6,462
            Deferred revenues                                 982         992
            Prepaid expenses and other assets             (12,236)    (15,303)
Net cash provided by operating activities                  16,802      51,156

Cash Flows From Investing Activities:
   Acquisitions of property and equipment                 (10,356)     (7,506)
   Purchase of ACI, net of cash acquired                  (15,827)          0
   Capitalization of software development costs            (8,864)       (389)
   Proceeds from sales of property and equipment              173         205
Net cash used in investing activities                     (34,874)     (7,690)

Cash Flows From Financing Activities:
   Dividends paid                                         (18,757)    (16,425)
   Repurchase of common stock                             (18,035)    (20,624)
   Issuance of common stock                                 8,037       3,977
   Increase in short-term borrowings                        6,180       3,755
   Decrease in long-term debt                              (2,323)     (3,897)
Net cash used in financing activities                     (24,898)    (33,214)

Effect of exchange rate changes on cash and
   cash equivalents                                        (1,420)      3,134
(Decrease) Increase in cash and cash equivalents          (44,390)     13,386
Cash and cash equivalents at beginning of period           55,380      55,485
Cash and cash equivalents at end of period                $10,990     $68,871

Cash payments for income taxes                            $21,895     $21,027

          (See accompanying notes to condensed financial statements)