Form 10-K405
period 1998-12-31
CRAWFORD & CO
filed 1999-03-25
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
                                    ---------

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                            -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

Commission file number 1-10356.
                       --------

                               CRAWFORD & COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                        58-0506554
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

5620 Glenridge Dr., N.E., Atlanta, Georgia                  30342
------------------------------------------    ---------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (404) 256-0830
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on which registered
         -------------------                -----------------------------------------
Class A Common Stock - $1.00 Par Value             New York Stock Exchange
Class B Common Stock - $1.00 Par Value             New York Stock Exchange
--------------------------------------             -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $89,324,000 as of March 2, 1999, based upon the closing price as reported on NYSE on such date.

*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 1999, was:
           Class A Common Stock - $1.00 Par Value - 25,347,384 Shares
           Class B Common Stock - $1.00 Par Value - 25,097,117 Shares
--------------------------------------------------------------------------------

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1998, Part I -
Item 2; Part II - Items 5, 6, 7 and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is a worldwide insurance services firm which provides claims adjusting and risk management information services to insurance companies, self-insured corporations, and governmental entities.

The Registrant is not owned by or affiliated with any insurance company. A forty percent (40%) interest in the Registrant's non-U.S. operating subsidiaries was owned by a subsidiary of Swiss Reinsurance Company until June, 1998 (see "International Operations", page 6).

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from the Registrant's domestic and international operations are shown in the following schedule:

                                                                                        Years Ended December 31,
                                                                                 --------------------------------------

                                                                                 1998            1997            1996
                                                                                 ----            ----            ----

Domestic Operations                                                               74.8%           78.9%           87.6%

International Operations                                                          25.2%           21.1%           12.4%
                                                                                 -----           -----           -----

                                                                                 100.0%          100.0%          100.0%
                                                                                 =====           =====           =====




DOMESTIC OPERATIONS. Domestic claims services are provided by the Registrant to two different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides. The Registrant also services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them the more complete range of services they typically require, including the supervision of field locations, information services and medical cost-containment.

The major elements of domestic claims administration services (which include the limited services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are as follows:

         - Initial Reporting - the Registrant's XPressLink(SM) service provides 24-hour receipt, acknowledgement, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

         - Investigation - the development of information necessary to determine the cause and origin of loss.

         - Evaluation - the determination of the extent and value of damage incurred and the coverage, liability, and compensability relating to the parties involved.

         - Disposition - the resolution of the claim, whether by negotiation and settlement, by denial, or by other means.

Expanded services provided primarily, but not exclusively, to Registrant's self-insured clients include the following:

         - Information Services - through the Registrant's information system, SISDAT(SM), it provides reports of detailed claims information of both a statistical and financial nature to self-insured corporations, governmental entities and insurance companies.

         - Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.

         - Auditing Services - the Registrant's provider and hospital bill audit programs assist clients in controlling medical costs associated with workers compensation claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by state workers compensation regulations as well as usual and customary charges in non-fee-schedule states.

         - Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations involved in employee group health insurance plans. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, and discharge planning. Early Intervention Services seek to actively control workers compensation medical and indemnity costs at the onset of a claim through nurse screening for severity as claims are received from XPressLink(SM) or directly from the client. The Registrant also provides a workers compensation PPO network through First Health Group.

         - Vocational Services - provides vocational evaluation in order to assess an injured employee's potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. Vocational, medical and employment consultants assist in the re-employment and preparation of injured individuals to return to work.

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

         - Long-Term Care - offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight to local quality care needs in Florida and New York, primarily to senior citizens and their children, attorneys, and trust officers.


The claims administration services described above are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories used by insurance companies. The major categories are described below:

         - Automobile - relates to all types of losses involving use of the automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

         - Property - relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

         - Workers Compensation - relates to claims arising under state and federal workers compensation laws.

         - Public Liability - relates to a wide range of non-automobile liability claims such as product liability; owners', landlords' and tenants' liabilities; and comprehensive general liability.

         - Catastrophe - covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.

         - Class Action Support - relates to the administration and field inspection requirements with respect to product liability class action settlements.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and casualty risk management services offered:

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group (RSG) provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, SISDAT(SM), and has developed the SIGMA(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning; data and systems integration; development of historical claims/loss databases; claims administration and management; regulatory reporting; insurance and risk management cost control; and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

         - REPAIRNET(SM) - is a network of contractors which contract with the Registrant to provide property damage repair services at agreed contract rates for property damage losses. The Registrant markets repairNet to property insurance companies to facilitate earlier, more economical resolution of smaller property damage claims under homeowner policies.

         - EDUCATION SERVICES - are provided by the Registrant's Crawford University. The primary purpose of the University is to provide education and certification for professionals engaged in service delivery for all lines of business to assure consistent quality in our work products. In addition, the University provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford University education programs and access the Crawford University continuing education curriculum in a variety of risk management subjects.

INTERNATIONAL OPERATIONS. In December 1996, an English subsidiary of the Registrant (renamed Crawford-THG Limited) acquired all of the non-United States operations of the Thomas Howell Group, a London, England based international loss adjusting enterprise owned by a subsidiary of Swiss Reinsurance Company of Zurich, Switzerland, which received stock in Crawford-THG Limited as consideration for the transfer. Concurrently, all of the Registrant's non-U.S. subsidiaries were transferred to Crawford-THG Limited, in which the Registrant retained a sixty percent (60%) interest and Swiss Reinsurance Company's subsidiary received a forty percent (40%) interest. In June 1998, Swiss Re exchanged its forty percent (40%) interest in Crawford-THG for 1,900,000 shares of the Registrant's Class A Common Stock. All of the Registrant's principal international operations are now wholly-owned by the Registrant. On July 13, 1998, the Registrant, through a wholly-owned subsidiary, acquired all of the outstanding shares in Adjusters Canada Incorporated, a Canadian loss adjusting company. On December 31, 1998, Adjusters Canada Incorporated and Crawford-THG (Canada) Limited were amalgamated into Crawford Adjusters Canada Incorporated.

Non-North American revenues and expenses are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 1998, 1997 and 1996 consolidated financial statements reflect the non-North American financial position as of October 31, 1998, 1997 and 1996 and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 1998, 1997 and 1996. Because of the deferred reporting of non-North American operations, the merger of the international operations of the Registrant with those of the Thomas Howell Group was not reflected in the December 31, 1996 consolidated financial statements and only ten months results are included in the December 31, 1997 consolidated financial statements.

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

         - Livestock - performs loss adjusting on bloodstock, and liability/equestrian activity.

         - Security Consultancy - performs loss prevention and bank surveys and adjusts cash-in-transit losses.

         - Reinsurance - provides external audits, portfolio analyses, and management and marketing research. Additionally provides underwriting review, cash control and management of discontinued operations.

         - Medical and Vocational Case Management Services - provides specialized return to work and expert testimony services in the employer liability and auto liability markets.



SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the United States and 300 offices in 50 countries throughout the rest of the world.

The Registrant has a branch profit-sharing compensation policy covering most of its branch managers in the United States, under which those managers participate in the profits of their respective branches. This policy provides a formula for the determination of branch office profits and pays the manager a percentage, generally forty percent (40%), of those profits.

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

When insurance premiums have increased and corporate risk management personnel have become more aware of alternative methods of financing losses, there has been a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental entities. These programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, and may permit certain risk management services to be provided to the client by service companies independent of the insurance company or broker. In addition to providing full claims administration services for such clients, the Registrant generally provides statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by the Registrant and the fee to be paid for its services (generally a fixed rate per assignment within the various risk classifications). These programs are sensitive to changes in premiums charged for full coverage insurance. In softer insurance markets, as have been experienced in recent years, these alternative risk programs tend to be less attractive to potential clients and are replaced by full traditional insurance and, accordingly, reduce the number of alternative risk programs in which the Registrant can participate.

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

Much of the Registrant's operations are dependent on information technology in the receipt, processing, disposition and archiving of claims and claim related information. The Registrant has reviewed its systems and computer software programs, and believes it will be able to modify or replace those of its systems which might be impacted by the "Year 2000 issue" associated with the capability to properly recognize and process date-sensitive data beyond year 1999. Much of the Registrant's data is received from or distributed to its clients and other third parties, and its ability to do so could be impacted by system problems of those third parties over which the Registrant has no control. The inability of the Registrant or its major trading partners to modify or replace the non-Year 2000 compliant systems in a timely manner could have a material impact on future financial results.

At December 31, 1998, the total number of full-time employees was 7,658 compared with 7,656 at December 31, 1997. The Registrant, through its Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and disability management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to this technical training, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYSTS' REPORTS

Certain written and oral statements made or incorporated by reference from time to time by the Registrant in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning.

Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

         - Changes in general economic conditions in the Registrant's major markets, which include the United States, the United Kingdom, and Canada, as well as, to a lesser extent, the other areas throughout the world in which the Registrant does business;

         - Occurrences of weather related, natural and man-made disasters;

         - Changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

         - Decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with the Registrant's business;

         - Continued growth in product liability class actions and the possibility that legislation may curtail or limit that growth;

         - The growth of the alternative risk market and the use of independent third party administrators such as the Registrant, as opposed to administrators affiliated with brokers or insurance carriers;

         - Ability to develop or acquire information technology resources to support and grow the Registrant's businesses;

         -        The ability to recruit, train, and retain qualified personnel;

         - The cyclical nature of the Registrant's business and the affect of general economic and weather conditions;

         - The renewal of existing major contracts with clients and the Registrant's ability to obtain such renewals and new contracts on satisfactory financial terms;

         - Unanticipated impact of Year 2000 issues, including the failure of products from major suppliers to function properly and the inability of trading partners to receive or transmit data from or to the Registrant;

         - Changes in accounting principles or application of such principles to the Registrant's business;

         - General risks associated with doing business outside the United States, including without limitation, restrictions on foreign-owned or controlled entities conducting loss adjusting activities in those jurisdictions and currency restrictions; and

         - Any other factors referenced or incorporated by reference in this report and any other report.

The risks included above are not exhaustive. Other sections of this report may include additional factors which could adversely impact the Registrant's business and financial performance. Moreover, the Registrant operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it asses the impact of known risk factors on the Registrant's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Registrant undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

Investors should also be aware that while the Registrant does, from time to time, communicate with securities analysts, it is against the Registrant's policy to disclose to them any material, non-public information or other confidential commercial information. Accordingly, investors should not assume that the Registrant agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Registrant has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that the reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Registrant.


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 1998, the Registrant leased approximately 550 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 5 of Notes to Consolidated Financial Statements included in the Registrant's 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

As of December 31, 1998, the Registrant owned or leased approximately 1,735 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

    Name                                    Office                                                              Age
    ----                                    ------                                                              ---

F. L. Minix                         Chairman and Chief Executive Officer                                        71
A. L. Meyers, Jr.                   President and Chief Operating Officer                                       61
J. F. Giblin                        Executive Vice President - Finance                                          42
J. F. Osten                         Senior Vice President - General Counsel & Corporate Secretary               57
W. L. Beach                         Senior Vice President - Human Resources                                     54
R. S. Elder                         Group Managing Director, Crawford-THG Limited                               49


Mr. Minix served as Chairman and Chief Executive Officer of the Registrant for more than five years until his retirement on January 1, 1996. He was retired until he returned to that position on September 28, 1998.

Mr. Meyers was appointed to his present position effective September 28, 1998. He served as President - Claims Management Services from August 1995 until March 1998. He had previously retired from the Company in April 1994, after having served as Manager of the Registrant's Washington, D. C. branch office since 1977. During the period between his retirement in 1994 and appointment as President - Claims Management Services in 1995, he served as a consultant and operations supervisor for the Registrant.

Mr. Giblin has been with the Registrant for more than five years, serving as Controller until his appointment to his present position in June, 1998.

Mr. Osten has been associated with the Registrant in management capacities for more than five years and has held the positions indicated in the above table for more than five years.

Mr. Beach was hired by the Registrant as its Chief Learning & Resources Officer in September 1996. For more than five years prior to that, he was a partner of Southern Consulting Group in Atlanta, Georgia.

Mr. Elder has held his current position since April 1997. Prior to being hired by Crawford-THG Limited, he was employed by G. E. Capital in the U.K. from August 1992 to October 1994 as Managing Director of G. E. Capital Fleet Services U.K. and from October 1994 to March 1997 as Managing Director of G. E. Capital Automotive Financial Services U.K.

Officers of the Registrant are appointed annually by the Board of Directors, except for Mr. Elder who is appointed by the Board of Directors of Crawford-THG Limited.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information required by this Item is included on pages 40-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the caption "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 23-41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on page 12 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-9 under the captions "Executive Compensation and Other Information" and "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and on page 14 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 10-13 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 13 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, and is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Registrant's 1998 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 1998 and 1997, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                  Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -   Consolidated Balance Sheets -- December 31, 1998 and 1997

                  - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997, and 1996

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1998, 1997 and 1996

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

                  - Notes to Consolidated Financial Statements - December 31, 1998, 1997, and 1996


         2.       Financial Statement Schedule

                  -   Report of Independent Public Accountants as to Schedule


         Schedule
          Number
         --------
            II             Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997, and 1996

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

         10.6 *                     Amended and Restated Supplemental Executive Retirement Plan.

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

         13.1                       The Registrant's Annual Report to Shareholders for the year ended December 31, 1998
                                    (only those portions incorporated herein by reference).

         21.1                       Subsidiaries of Crawford & Company.

         23.1                       Consent of Arthur Andersen LLP.

         24.1-7                     Powers of Attorney.

         27.1                       Financial Data Schedule.  (For SEC use only)

 * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1998.

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

                                      CRAWFORD & COMPANY



Date     March  25, 1999              By /s/ F. L. Minix
         ---------------                 --------------------------------------
                                         F. L. MINIX, Chairman and Chief
                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      NAME AND TITLE
                                      --------------


Date     March  25, 1999              /s/ F. L. Minix
         ---------------              -----------------------------------------
                                      F. L. MINIX, Chairman and Chief Executive
                                      Officer (Principal Executive Officer) and
                                      Director


Date     March  25, 1999              /s/ J. F. Giblin
         ---------------              -----------------------------------------
                                      J. F. GIBLIN, Executive Vice President-
                                      Finance (Principal Financial Officer)


Date     March  25, 1999              /s/ W. L. Hudson
         ---------------              -----------------------------------------
                                      W. L. HUDSON, Senior Vice President and
                                      Controller (Principal Accounting Officer)

                                      NAME AND TITLE


Date     March  24, 1999              /s/ Archie Meyers, Jr.
         ---------------              -----------------------------------------
                                      ARCHIE L. MEYERS, JR., Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      J. HICKS LANIER, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      CHARLES FLATHER, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      LINDA K. CRAWFORD, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      JESSE C. CRAWFORD, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      LARRY L. PRINCE, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      JOHN A. WILLIAMS, Director


Date     March  25, 1999              *
         ---------------              -----------------------------------------
                                      E. JENNER WOOD, III, Director


Date     March  25, 1999            By /s/ Judd F. Osten
         ---------------            -------------------------------------------
                                    JUDD F. OSTEN - As attorney-in-fact for the
                                    Directors above whose name an asterisk
                                    appears.

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

         3.2               Restated By-laws of the Registrant, as amended.                           23-31

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

         10.6              Amended and Restated Supplemental Executive Retirement Plan.              32-36

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

         13.1              The Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (only those portions incorporated
                           hereby by reference).                                                     37-62

         21.1              Subsidiaries of Crawford & Company.                                         63

         23.1              Consent of Arthur Andersen LLP.                                             64

         24.1-7            Powers of Attorney.                                                       65-71

         27.1              Financial Data Schedule. (For SEC use only)

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Crawford & Company:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 29, 1999

                                                                     SCHEDULE II



                       CRAWFORD & COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                            (In Thousands of Dollars)




Col. A                                Col. B                             Col. C                 Col. D                   Col. E
------                                ------                             ------                 ------                   ------


                                      Balance at                       Additions                Additions                Balance
Period                                Beginning                                                 (Deductions)             at End
                                      of Period                                                 from                     of
                                                                                                Allowances(2)            Period

                                                           Charged            Charged
                                                           to Costs           to Other
                                                           and                Accounts
                                                           Expenses           (1)
1998

Deducted in
consolidated balance
sheets from accounts                  $16,802              $2,780              $  746           $ (982)                  $19,346
receivable                            =======              ======              ======           ======                   =======


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