Form 10-Q
period 1999-03-31
CRAWFORD & CO
filed 1999-05-14
CIK 25475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      for the quarter ended March 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to ____

                         COMMISSION FILE NUMBER 1-10356

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

                      GEORGIA                          58-0506554
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

          5620 GLENRIDGE DRIVE, N.E.
          ATLANTA, GEORGIA                                  30342
          (Address of principal executive offices)       (Zip Code)

                                 (404) 256-0830
              (Registrant's telephone number, including area code)

                                  -------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,990,134
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,818,117


================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CRAWFORD AND COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 QUARTER ENDED
                                                                           --------------------------
                                                                           MARCH 31,        MARCH 31,
                                                                             1999             1998
                                                                           --------------------------

REVENUES                                                                   $172,621          $166,133

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $7,868 in 1999 and $9,351 in 1998                                  127,589           123,782

   Selling, general, and administrative expenses                             26,947            22,803

   Year 2000 expenses                                                         1,789             1,028

-----------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                         156,325           147,613
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                             16,296            18,520

PROVISION FOR INCOME TAXES                                                    6,258             7,113
-----------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                              10,038            11,407

MINORITY INTEREST IN LOSS OF JOINT VENTURE                                       --                13
-----------------------------------------------------------------------------------------------------

NET INCOME                                                                 $ 10,038          $ 11,420
=====================================================================================================

NET INCOME PER SHARE:
    BASIC                                                                  $   0.20          $   0.23
    DILUTED                                                                $   0.20          $   0.23
=====================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                                    50,614            49,320
    DILUTED                                                                  50,740            50,082
=====================================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                                   $   0.13          $  0.125
    CLASS B COMMON STOCK                                                   $   0.13          $  0.125
=====================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                       MARCH 31,        DECEMBER 31,
                                                                         1999               1998
----------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                           $  20,064           $   8,423
   Accounts receivable, less allowance for doubtful
      accounts of $19,393 in 1999 and $19,346 in 1998                    131,755             134,094
   Unbilled revenues, at estimated billable amounts                       92,998              88,871
   Prepaid expenses and other current assets                              17,561              19,758
----------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                              262,378             251,146
----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                       155,761             154,073
   Less accumulated depreciation and amortization                       (112,681)           (111,130)
----------------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                         43,080              42,943
----------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                       69,279              64,092
   Prepaid pension cost                                                   53,783              55,377
   Capitalized software costs                                             12,946              11,885
   Other                                                                  11,570               7,826
----------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                147,578             139,180
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 453,036           $ 433,269
====================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          (UNAUDITED)
                                                                           MARCH 31,        DECEMBER 31,
                                                                             1999              1998
--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                   $  53,974           $  37,196
   Accounts payable                                                           24,270              21,971
   Accrued compensation and related costs                                     16,580              24,219
   Accrued restructuring costs                                                 4,129               7,362
   Other accrued liabilities                                                  42,792              31,688
   Deferred revenues                                                          26,557              17,575
   Current installments of long-term debt                                        555                 563
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                             168,857             140,574
--------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                   1,509               1,854
   Deferred income taxes                                                       8,720               8,720
   Deferred revenues                                                          13,764              13,594
   Postretirement medical benefit obligation                                   8,108               7,983
   Self-insured risks                                                          8,954               9,002
   Other                                                                      11,224              11,491
--------------------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                           52,279              52,644
--------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 25,073 and 25,735
      shares issued in 1999 and 1998, respectively                            25,073              25,735
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,898 and 25,168
      shares issued in 1999 and 1998, respectively                            24,898              25,168
   Additional paid-in-capital                                                 14,725              24,560
   Retained earnings                                                         176,383             172,958
   Cumulative translation adjustment                                          (9,179)             (8,370)
--------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                                        231,900             240,051
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $ 453,036           $ 433,269
========================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                 ---------------------------
                                                                                 MARCH 31,         MARCH 31,
                                                                                   1999               1998
                                                                                 ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 10,038           $ 11,420
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in loss of joint venture                                    --                (13)
         Depreciation and amortization                                              4,199              3,832
         Loss (gain) on sales of property and equipment                                26                (75)
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                                4,212             (1,951)
            Unbilled revenues                                                      (3,558)            (1,091)
            Prepaid or accrued income taxes                                         6,050              5,686
            Accounts payable and accrued liabilities                               (4,635)            (5,443)
            Accrued restructuring costs                                            (3,728)            (1,253)
            Deferred revenues                                                       7,997               (370)
            Prepaid expenses and other assets                                         379             (4,386)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          20,980              6,356
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                          (3,961)            (4,630)
   Acquisition of business, net of cash acquired                                   (6,813)                --
   Capitalization of software costs                                                (1,308)            (1,954)
   Proceeds from sales of property and equipment                                      244                 31
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (11,838)            (6,553)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                  (6,612)            (6,176)
   Repurchase of common stock                                                      (7,588)            (7,427)
   Proceeds from exercise of stock options                                             56              4,301
   Increase in short-term borrowings                                               17,418                905
   Decrease in long-term debt                                                        (535)              (115)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 2,739             (8,512)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                         (240)            (1,362)
------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   11,641            (10,071)
Cash and cash equivalents at beginning of period                                    8,423             55,380
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 20,064           $ 45,309
============================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

2. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 1999.

3. On January 6, 1999, the Company acquired the Garden City Group ("GCG") for $7.6 million. The Company acquired assets with a fair value of $11.1 million and assumed liabilities of approximately $3.5 million. This transaction was accounted for by the purchase method of accounting. Goodwill related to the initial purchase was $5.4 million. In April 1999, the Company made additional payments to the former owners of GCG pursuant to the purchase agreement. Such additional purchase price was approximately $3.2 million and will be recorded as additional goodwill in the second quarter. The purchase price may be increased based on future earnings of GCG.

4. During the three months ended March 31, 1999, the Company utilized $3.7 million of its restructuring reserves for payments due to employee and lease terminations. As of March 31, 1999, remaining restructuring reserves were $9.8 million, $5.7 million of which is included in other noncurrent liabilities. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

5. Basic earnings per share is computed based on the weighted- average number of total common shares outstanding during the respective periods. Diluted earnings per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                              CRAWFORD AND COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Below is the calculation of basic and diluted net income per share for the three-months ended March 31, 1999 and 1998:

     --------------------------------------------------------------------------------------
                                                                     1999             1998
                                                                     ----             ----

     (In thousands, except per share data)

     Net income available to common shareholders                   $10,038          $11,420
                                                                   =======          =======

     Weighted-average common shares outstanding - Basic             50,614           49,320
     Dilutive effect of stock options                                  126              762
                                                                   -------          -------
     Weighted-average common shares outstanding - Diluted           50,740           50,082
                                                                   =======          =======

     Basic net income per share                                    $  0.20          $  0.23
                                                                   =======          =======
     Diluted net income per share                                  $  0.20          $  0.23
                                                                   =======          =======
     --------------------------------------------------------------------------------------

Additional options to purchase 3,707,662 shares of Class A Common Stock at $12.50 to $19.50 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares; to include them would have been antidilutive.

6. The Company has adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income (in thousands) for the quarters ended March 31, 1999 and 1998 was $9,229 and $9,951, respectively.

7. The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. Under SFAS 131, the Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch offices located in 51 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on income before taxes, nonrecurring charges, and minority interest.

                              CRAWFORD AND COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Financial information for the quarter ended March 31, 1999 and 1998 covering the Company's reportable segments is presented below (in thousands):

                                                       Domestic                International                Total
                                                  1999         1998          1999         1998        1999         1998
-------------------------------------------------------------------------------------------------------------------------

Revenues                                        $128,295     $127,257     $ 44,326     $ 38,876     $172,621     $166,133

Pretax Income Before Year 2000
Expenses and Minority Interest                    15,067       19,508        3,018           40       18,085       19,548
-------------------------------------------------------------------------------------------------------------------------

8. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments. SFAS 133, which will be effective for the Company in 2000, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the new standard is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

9. Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for capitalizing such costs. Adoption of SOP 98-1 had no material impact on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                     Domestic                 International                    Total
                                1999          1998          1999          1998          1999            1998
--------------------------------------------------------------------------------------------------------------

(in thousands)
Revenues                      $128,295      $127,257      $ 44,326      $ 38,876      $172,621      $  166,133

Compensation & Benefits         80,824        80,194        27,105        25,267       107,929         105,461
% of Revenues                     63.0%         63.0%         61.1%         65.0%         62.5%           63.5%

Expenses Other than
  Compensation & Benefits       32,404        27,555        14,203        13,569        46,607          41,124
% of Revenues                     25.3%         21.7%         32.0%         34.9%         27.0%           24.7%
                              --------------------------------------------------------------------------------

Pretax Income Before
  Year 2000 Expenses
  and Minority Interest       $ 15,067      $ 19,508      $  3,018      $     40      $ 18,085          19,548
% of Revenues                     11.7%         15.3%          6.8%          0.1%         10.5%           11.8%
--------------------------------------------------------------------------------------------------------------

The following discussion analyzes the Company's results reported by its two reportable segments, domestic operations and international operations. Expense amounts discussed are excluding Year 2000 expenses and minority interest.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues from insurance companies and self-insured entities totaled $128.3 million for the three months ended March 31, 1999, an increase of 0.8% from the $127.3 million reported for the same period in 1998. Domestic revenues from insurance companies increased 1% to $73.1 million. The Garden City Group ("GCG") acquisition contributed $4.8 million of revenue in the quarter. However, these gains were largely offset by a decline in revenues related to the winding down of a major class action project, from $5.5 million in the first quarter of 1998 to $1.8 million in the first quarter of 1999. Revenues from self-insured entities, excluding the class action project, decreased 1.7% to $48.6 million in the first quarter of 1999.

Excluding the impact of the GCG acquisition, domestic unit volume, measured principally by cases received, decreased 0.7% in the first quarter of 1999, compared to the same period in 1998. Additionally, changes in the mix of services provided and in the rates charged for those services had the combined effect of decreasing revenues by approximately 2.2% in the quarter, compared to the same period in 1998. The Company's acquisition of GCG increased domestic revenues by 3.7% in the quarter.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues remained at 63.0% in the first quarter of 1999 as compared to the same period in 1998.

Domestic salaries and wages increased slightly in the first quarter of 1999 to $68.1 million from $67.0 million in the 1998 period. Payroll taxes and fringe benefits for domestic operations totaled $12.7 million in the first quarter of 1999, decreasing 4% from 1998 costs of $13.2 million for the same period in 1998. This decline was due primarily to fewer full-time equivalent employees, which reduced benefits expenses. Lower self-insured worker's compensation costs were offset by increased pension expenses. Pension expense in 1998 was lower due to favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 25.3% of revenues for the quarter ended March 31, 1999, up from 21.7% of revenues for the same period in 1998. This increase is due primarily to higher professional fees, higher interest costs as a result of increased borrowings in 1999, and nonrecurring foreign currency transaction gains in the 1998 quarter.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations totaled $44.3 million for the first three months of 1999, a 14.0% increase from $38.9 million in the first three months of 1998. This increase is due to the July 1998 acquisition of Adjusters Canada Incorporated ("ACI"). Revenues in 1999 are net of a 2.0% decline for the quarter due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, declined to 61.1% for the quarter ended March 31, 1999, from 65.0% for the comparable period in 1998. The Company restructured its United Kingdom operations in the third quarter of 1998, resulting in a reduction of approximately 150 staff and the elimination of the related compensation expenses.

Salaries and wages of international personnel decreased to 52.4% of revenue for the quarter ended March 31, 1999, from 55.8% for the comparable period in 1998. Payroll taxes and fringe benefits decreased as a percent of revenues, to 8.8% in the quarter ended March 31, 1999, from 9.2% for the same period in 1998.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits approximated 32.0% of international revenues for the first quarter of 1999, compared to 34.9% of revenues for the same period in 1998. These expenses comprise a higher percentage of revenues than the Company's domestic operations due primarily to amortization of intangible assets and higher automobile, occupancy, and interest costs. The decline in these expenses is primarily due to lower professional fees in 1999, as significant fees were incurred in 1998 related to the restructuring of the Company's U.K. operations.

FINANCIAL CONDITION

At March 31, 1999, current assets exceeded current liabilities by approximately $93.5 million, a decrease of $17.1 million from the working capital balance at December 31, 1998. Cash and cash equivalents at March 31, 1999 totaled $20.1 million, increasing $11.6 million from the balance at the end of 1998. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for repurchases of common stock, the acquisition of GCG and dividends paid to shareholders.

During 1997, the Company announced a share repurchase program to acquire up to an aggregate of 3,000,000 shares of its Class A or Class B Common Stock through open market purchases. During the first quarter of 1999, the Company repurchased 667,400 shares of its Class A Common Stock and 274,000 shares of its Class B Common Stock at an average per share cost of $11.53 and $11.42, respectively. As of March 31, 1999, 379,100 shares were remaining to be repurchased under the 1997 Board authorization. In April 1999, the Board of Directors authorized a share repurchase program to acquire an additional 3,000,000 shares of Class A or Class B Common Stock through open market purchases.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of March 31, 1999 totaled $54.0 million, as compared to $37.2 million at the end of 1998. The Company believes that its current financial resources, together with funds generated from operations and existing and potential long-term borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at March 31, 1999 was $231.9 million, compared with $240 million at December 31, 1998. The decline was due to share repurchases during the quarter.

FACTORS THAT MAY AFFECT FUTURE RESULTS

YEAR 2000

The Company's project to remediate its computer systems to address the Year 2000 issue is proceeding on schedule. The Year 2000 issue, which is common to most organizations, concerns the inability of information systems, including embedded chips, to properly distinguish the year 2000 from the year 1900. This could result in a system failure or a temporary inability to process claims, to make claims payments, or to transact similar normal business activities.

The Company's Year 2000 project contains five primary remediation phases: identification, assessment, repair, testing, and contingency planning. Additionally, the Company prioritizes each information technology ("IT") and non-IT system according to its criticality to the Company's operations. As of April 30, 1999, the Company has completed the remediation of and placed into production approximately 90% (determined on the basis of lines of code) of its U.S. systems. For the remainder of the U.S. systems, the Company is either in the repair or testing phase. The Company plans to have substantially all of these systems repaired and tested by May 31, 1999. During the third quarter of 1998, the Company began its contingency planning efforts for critical business processes. The Company expects to complete these contingency plans by June 30, 1999. Except for personal computers, non-IT systems, and one computer system (which represents less than 1% of the Company's lines of code), the Company expects to complete its remediation (including development of contingency plans, where appropriate) by June 30, 1999. With respect to personal computers, non-IT systems (primarily telephones), and the remaining computer system, the Company expects to complete remediation or replacement by September 30, 1999.

The Company is also corresponding with vendors and business partners regarding their Year 2000 readiness. Requests for verification of Year 2000 compliance have been sent to key vendors, and the Company is actively soliciting responses from external parties identified as critical (e.g. telecommunications providers). For critical external parties for which the Company is unable to obtain satisfactory assurances of compliance, the Company intends to either change suppliers or develop detailed contingency plans. The Company plans to complete this process by June 30, 1999.

The Company has determined that the Year 2000 efforts required in its international operations are significantly less than those required in the U.S., primarily due to the use of newer systems and less automation internationally. Remediation efforts in the international operations are progressing, and the established deadlines for completion are similar to those discussed above for domestic operations.

The Company has engaged an independent consultant to evaluate its Year 2000 project and to report on its findings to the Company's Board of Directors.

The Company believes the most significant risks related to the project are the ability to effectively remediate its U.S. claims management systems. The worst-case scenario, a complete failure of these systems, would require the Company to shift temporarily to a manual processing mode. Such a scenario could significantly delay the processing, payment, and reporting of claims and, thus, the Company's revenue from such services. If the Company were forced to operate in such a mode for an extended length of time, the adverse impact on the Company's financial position and results of operations would likely be material. However, the Company believes that its remediation efforts will reduce the risk of such an occurrence to a very low level.

The total cost associated with the Year 2000 project is not expected to be material to the Company's financial position. The Company estimates the total cost of its Year 2000 compliance efforts to be approximately $13 million, with approximately $9.8 million having been incurred through March 31, 1999. The Company expects to incur approximately $2.7 million for the remainder of 1999 and $0.5 million in 2000 in such costs.

Due to the general uncertainty inherent in the Year 2000 issue, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

EURO

On January 1, 1999, the euro was introduced as the official currency in eleven European countries in which the Company operates. Companies and individuals in those countries may now enter into transactions either in euros or in the local currency. Management does not believe the introduction of the euro will materially affect the Company's financial position or results of operations.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes and could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first quarter of 1999, 26% of the Company's total revenue was generated from its international operations. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new claims management system. As of March 31, 1999, approximately $10.7 million of internal and external costs have been capitalized in connection with this development project. The server-based system, which is scheduled to be completed by the end of 1999, is designed to streamline and automate the claims intake, assignment, management and reporting functions. The Company believes the system will increase its competitive advantages, particularly in the self-insured corporate market. However, if the system fails to function as planned, it could adversely affect the Company's competitive position and revenues.

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Company's Form 10-K for the year ended December 31, 1998, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheets of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of March 31, 1999 and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated January 29, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Arthur Andersen LLP

Atlanta, Georgia
May 7, 1999

PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

                  15   Letter from Arthur Andersen LLP
                  27   Financial Data Schedule

                  (b) Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRAWFORD & COMPANY
                                          (Registrant)




Date: May 14, 1999                        /s/ F. L. Minix
                                          --------------------------------------
                                          F. L. Minix
                                          Chairman of the Board and
                                          Chief Executive Officer



Date: May 14, 1999                        /s/ J. F. Giblin
                                          --------------------------------------
                                          J. F. Giblin
                                          Executive Vice President - Finance
                                          (Principal Financial Officer)



Date: May 14, 1999                        /s/ W. L. Hudson
                                          --------------------------------------
                                          W. L. Hudson
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                Description                                                Sequential Page No.

   15                      Letter from Arthur Andersen                                        18

   27                      Financial Data Schedule (for SEC use only)