Form 10-Q
period 1999-06-30
CRAWFORD & CO
filed 1999-08-16
CIK 25475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       for the quarter ended June 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from ____ to _____

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

                                  YES [X]   NO  [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 25,028,306
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,820,871

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               CRAWFORD & COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    SIX MONTHS ENDED
                                                                            -----------------------------------
                                                                            JUNE 30,                   JUNE 30,
                                                                              1999                       1998
                                                                            -----------------------------------

REVENUES                                                                    $342,448                   $336,161

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $17,993 in 1999 and $18,590 in 1998                                 250,132                    246,361

   Selling, general, and administrative expenses                              56,203                     49,581

   Year 2000 expenses                                                          2,846                      2,970

----------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                          309,181                    298,912
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                              33,267                     37,249

PROVISION FOR INCOME TAXES                                                    12,765                     14,302
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                               20,502                     22,947

MINORITY INTEREST IN LOSS OF JOINT VENTURE                                         -                        487
----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $ 20,502                   $ 23,434
================================================================================================================

NET INCOME PER SHARE:
    BASIC                                                                   $   0.41                   $   0.47
    DILUTED                                                                 $   0.41                   $   0.47
================================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                                     50,205                     49,617
    DILUTED                                                                   50,297                     50,319
================================================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                                    $   0.26                   $   0.25
    CLASS B COMMON STOCK                                                    $   0.26                   $   0.25
================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      QUARTER ENDED
                                                                             -----------------------------------
                                                                             JUNE 30,                   JUNE 30,
                                                                              1999                        1998
                                                                             -----------------------------------
REVENUES                                                                     $169,827                   $170,028

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $10,125 in 1999 and $9,239 in 1998                                   122,543                    122,579

   Selling, general, and administrative expenses                               29,256                     26,778

   Year 2000 expenses                                                           1,057                      1,942

----------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                           152,856                    151,299
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                               16,971                     18,729

PROVISION FOR INCOME TAXES                                                      6,507                      7,189
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                                10,464                     11,540

MINORITY INTEREST IN LOSS OF JOINT VENTURE                                          -                        474
----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                   $ 10,464                   $ 12,014
================================================================================================================

NET INCOME PER SHARE:
    BASIC                                                                    $   0.21                   $   0.24
    DILUTED                                                                  $   0.21                   $   0.24
================================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                                      49,814                     49,912
    DILUTED                                                                    49,876                     50,614
================================================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                                     $  0.13                   $   0.125
    CLASS B COMMON STOCK                                                     $  0.13                   $   0.125
================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                           CRAWFORD & COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                                                  (UNAUDITED)
                                                                                   JUNE 30,                  DECEMBER 31,
                                                                                     1999                        1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   8,529                   $   8,423
   Accounts receivable, less allowance for doubtful
      accounts of $19,232 in 1999 and $19,346 in 1998                                135,862                     134,094
   Unbilled revenues, at estimated billable amounts                                   90,821                      88,871
   Prepaid expenses and other current assets                                          16,994                      19,758
-------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                          252,206                     251,146
-------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                                   156,703                     154,073
   Less accumulated depreciation and amortization                                   (113,502)                   (111,130)
-------------------------------------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                                     43,201                      42,943
-------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                                   72,086                      64,092
   Prepaid pension cost                                                               52,890                      55,377
   Capitalized software costs                                                         14,598                      11,885
   Other                                                                               9,348                       7,826
-------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                            148,922                     139,180
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $ 444,329                   $ 433,269
=========================================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD & COMPANY

                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         (UNAUDITED)
                                                                                           JUNE 30,                 DECEMBER 31,
                                                                                             1999                       1998
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
-------------------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:
   Short-term borrowings                                                                   $ 51,121                   $ 37,196
   Accounts payable                                                                          25,092                     21,971
   Accrued compensation and related costs                                                    21,700                     24,219
   Accrued restructuring costs                                                                2,581                      7,362
   Other accrued liabilities                                                                 35,433                     31,688
   Deferred revenues                                                                         21,474                     17,575
   Current installments of long-term debt                                                       710                        563
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                            158,111                    140,574
-------------------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                                  1,170                      1,854
   Deferred income taxes                                                                      8,720                      8,720
   Deferred revenues                                                                         13,860                     13,594
   Postretirement medical benefit obligation                                                  8,014                      7,983
   Self-insured risks                                                                        10,294                      9,002
   Other                                                                                     10,977                     11,491
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                                          53,035                     52,644
-------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value;  50,000
      shares authorized; 24,970 and 25,735
      shares issued in 1999 and 1998, respectively                                           24,970                     25,735
   Class B Common Stock, $1.00 par value;  50,000
      shares authorized; 24,821 and 25,168
      shares issued in 1999 and 1998, respectively                                           24,821                     25,168
   Additional paid-in-capital                                                                12,936                     24,560
   Retained earnings                                                                        180,410                    172,958
   Cumulative translation adjustment                                                         (9,954)                    (8,370)
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                                                       233,183                    240,051
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                             $444,329                   $433,269
===============================================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                ----------------------------------
                                                                                  JUNE 30,               JUNE 30,
                                                                                    1999                   1998
                                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 20,502               $ 23,434
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in loss of joint venture                                      -                   (487)
         Depreciation and amortization                                               8,267                  7,566
         Loss (gain) on sales of property and equipment                                133                   (614)
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Accounts receivable, net                                                (1,010)                (5,899)
            Unbilled revenues                                                       (1,765)                  (950)
            Prepaid or accrued income taxes                                          6,455                  3,116
            Accounts payable and accrued liabilities                                (1,383)                 4,511
            Accrued restructuring costs                                             (5,772)                (1,815)
            Deferred revenues                                                        3,346                  1,486
            Prepaid expenses and other assets                                        4,290                (13,584)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           33,063                 16,764
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net                                      (8,090)                (8,111)
   Acquisition of business, net of cash acquired                                   (10,048)                     -
   Capitalization of software costs                                                 (3,202)                (6,183)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (21,340)               (14,294)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                  (13,049)               (12,357)
   Repurchase of common stock                                                      (12,845)               (12,292)
   Proceeds from exercise of stock options                                             112                  6,938
   Increase in short-term borrowings                                                15,156                  2,787
   Decrease in long-term debt                                                         (727)                  (188)
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (11,353)               (15,112)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          (264)                  (887)
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       106                (13,529)
Cash and cash equivalents at beginning of period                                     8,423                 55,380
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  8,529               $ 41,851
==================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

2. The results of operations for the quarter and six months ended June 30, 1999, are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 1999.

3. On January 6, 1999, the Company acquired The Garden City Group ("GCG") for an initial purchase price of $7.6 million. The Company acquired assets with a fair value of $11.1 million and assumed liabilities of approximately $3.5 million. This transaction was accounted for by the purchase method of accounting. Goodwill related to the initial purchase was $5.4 million. In April 1999, the Company made additional payments to the former owners of GCG pursuant to the purchase agreement. Such additional purchase price was approximately $3.2 million, which was recorded as additional goodwill in the second quarter. The purchase price may be further increased based on future earnings of GCG.

4. During the quarter and six months ended June 30, 1999, the Company utilized $2.1 million and $5.8 million, respectively, of its restructuring reserves for payments due to employee separations and lease terminations. As of June 30, 1999, remaining restructuring reserves were $7.7 million, $5.1 million of which is included in other noncurrent liabilities. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

5. Basic earnings per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted earnings per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Below is the calculation of basic and diluted net income per share for the quarter and six months ended June 30, 1999 and 1998:

                                                        Quarter ended                Six Months ended
                                                        -------------                ----------------
                                                     June 30,      June 30,       June 30,      June 30,
                                                       1999          1998           1999          1998
=========================================================================================================
    (In thousands, except per share data)

Net income available to common shareholders          $10,464        $12,014        $20,502        $23,434
                                                     =======        =======        =======        =======

Weighted-average shares outstanding - Basic           49,814         49,912         50,205         49,617

Dilutive effect of stock options                          62            702             92            702
                                                     -------        -------        -------        -------
Weighted-average shares outstanding - Diluted         49,876         50,614         50,297         50,319
                                                     =======        =======        =======        =======

Basic net income per share                           $  0.21        $  0.24        $  0.41        $  0.47
                                                     =======        =======        =======        =======
Diluted net income per share                         $  0.21        $  0.24        $  0.41        $  0.47
                                                     =======        =======        =======        =======
=========================================================================================================

Additional options to purchase 3,701,862 shares of Class A Common Stock at $12.50 to $19.50 per share were outstanding at June 30, 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares; to include them would have been antidilutive.

6. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Comprehensive income (in thousands) totaled $9,689 and $15,316 for the quarter ended June 30, 1999 and 1998, respectively, and $18,918 and $25,267 for the six months ended June 30, 1999 and 1998, respectively.

7. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch offices located in 51 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on income before taxes, nonrecurring charges, and minority interest.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Financial information for the quarter and six months ended June 30, 1999 and 1998 covering the Company's reportable segments is presented below (in thousands):

                                                        Quarter ended                    Six months ended
                                                        -------------                    ----------------
                                                    June 30,        June 30,         June 30,         June 30,
                                                      1999            1998             1999             1998
===============================================================================================================

REVENUES
   Domestic                                         $126,148         $129,304         $254,443         $256,561
   International                                      43,679           40,724           88,005           79,600
                                                    --------        ---------         --------        ---------
        TOTAL REVENUES                              $169,827         $170,028         $342,448         $336,161

PRETAX INCOME BEFORE YEAR 2000 EXPENSES
  AND MINORITY INTEREST
   Domestic                                          $16,197         $ 22,488         $ 31,264         $ 41,996
   International                                       1,831           (1,817)           4,849           (1,777)
                                                    --------        ---------         --------        ---------
        TOTAL PRETAX INCOME BEFORE YEAR 2000
           EXPENSES AND MINORITY INTEREST           $ 18,028         $ 20,671         $ 36,113         $ 40,219
===============================================================================================================

8. In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments. SFAS 133, which will be effective for the Company in 2001, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the new standard is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter and six months ended June 30, 1999 and 1998 are as follows:


                                                       Quarter ended                 Six months ended
                                                       -------------                 ----------------
                                                  June 30,       June 30,        June 30,       June 30,
                                                    1999           1998            1999           1998
==========================================================================================================
(in thousands)
REVENUES:
   Domestic                                       $126,148       $129,304        $254,443       $256,561
   International                                    43,679         40,724          88,005         79,600
                                                  --------       --------        --------       --------
         TOTAL                                    $169,827       $170,028        $342,448       $336,161

COMPENSATION & BENEFITS:
   Domestic                                       $ 75,896       $ 78,385        $156,720       $158,579
   % of Revenues                                      60.2%          60.6%           61.6%          61.8%
   International                                    28,006         25,654          55,111         50,921
   % of Revenues                                      64.1%          63.0%           62.6%          64.0%
                                                  --------       --------        --------       --------
          TOTAL                                   $103,902       $104,039        $211,831       $209,500
          % of Revenues                               61.2%          61.2%           61.9%          62.3%

EXPENSES OTHER THAN COMPENSATION & BENEFITS:
   Domestic                                       $ 34,055       $ 28,431        $ 66,459       $ 55,986
   % of Revenues                                      27.0%          22.0%           26.1%          21.8%
   International                                    13,842         16,887          28,045         30,456
   % of Revenues                                      31.7%          41.5%           31.9%          38.3%
                                                  --------       --------        --------       --------
          TOTAL                                   $ 47,897       $ 45,318          94,504       $ 86,442
          % of Revenues                               28.2%          26.7%           27.6%          25.7%
                                                  --------------------------------------------------------

PRETAX INCOME BEFORE YEAR 2000 EXPENSES AND
  MINORITY INTEREST:
   Domestic                                       $ 16,197       $ 22,488        $ 31,264       $ 41,996
   % of Revenues                                      12.8%          17.4%           12.3%          16.4%
   International                                     1,831         (1,817)          4,849         (1,777)
   % of Revenues                                       4.2%          (4.5)%           5.5%          (2.2)%
                                                  --------       --------        --------       --------
          TOTAL                                   $ 18,028       $ 20,671        $ 36,113       $ 40,219
          % of Revenues                               10.6%          12.2%           10.6%          12.0%
==========================================================================================================

The following discussion analyzes the Company's results reported by its two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding Year 2000 expenses and minority interest.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues from insurance companies and self-insured entities totaled $126.1 million for the quarter ended June 30, 1999, a decrease of 2.4% from the $129.3 million reported for the same period in 1998. Revenues for the first six months of 1999 totaled $254.4 million, a 0.9% decrease from 1998 revenues of $256.6 million. Domestic revenues from insurance companies decreased 10.2% to $69.4 million for the quarter ended June 30, 1999 and decreased 4.7% to $142.5 million for the six months ended June 30, 1999. The Garden City Group ("GCG") acquisition contributed $6.3 million and $11.1 million of revenue in the quarter and six months ended June 30, 1999, respectively. Revenues related to the winding down of a major class action project declined from $2.5 million in the second quarter of 1998 to $2.1 million in the second quarter of 1999 and declined from $7.9 million in the first six months of 1998 to $3.9 million in the first six months of 1999. Revenues from self-insured entities, excluding the class action project, decreased 2.7% to $48.3 million in the second quarter of 1999 and decreased 2.2% to $96.9 million in the six months ended June 30, 1999.

Excluding the impact of the GCG acquisition, domestic unit volume, measured principally by cases received, decreased 9.6% and 5.2% in the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. Additionally, changes in the mix of services provided and in the rates charged for those services had the combined effect of increasing revenues by approximately 2.2% in the second quarter of 1999 and had no effect for the six months ended June 30, 1999, compared to the same periods in 1998. The Company's acquisition of GCG increased domestic revenues by 5.0% and 4.4% in the second quarter and first six months of 1999, respectively.


COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues decreased to 60.2% in the second quarter of 1999 as compared to 60.6% in the 1998 period and from 61.8% in the six months ended June 30, 1998 to 61.6% for the 1999 period.

Domestic salaries and wages decreased to $64.8 million and $132.9 million for the quarter and six months ended June 30, 1999, respectively, from $68.4 million and $135.3 in the comparable 1998 periods. This decline was due primarily to reductions in staff levels. Payroll taxes and fringe benefits for domestic operations totaled $11.1 million and $23.8 million in the second quarter and first six months of 1999, respectively, increasing 10.8% and 2.2% from 1998 costs of $10.0 million and $23.3 million for the comparable periods. These increases are due to increased pension expenses. Pension expense in 1998 was lower due to favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 27.0% and 26.1% of revenues for the quarter and six months ended June 30, 1999, respectively, up from 22.0% and 21.8% of revenues for the same periods in 1998. These increases are due primarily to higher professional fees, higher self-insurance costs, and higher interest costs as a result of increased borrowings in 1999.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations totaled $88.0 million for the first six months of 1999, a 10.6% increase from $79.6 million in the first six months of 1998. This increase is due to the July 1998 acquisition of Adjusters Canada Incorporated ("ACI"). Second quarter revenues increased from $40.7 million in 1998 to $43.7 million in 1999, as weak claims volume was more than offset by the impact of the ACI acquisition. Revenues in 1999 are net of 2.8% and 2.5% declines for the quarter and six months ended June 30, 1999, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 64.1% for the three months ended June 30, 1999 from 63.0% in the same period in 1998. For the six-month period, compensation and fringe benefits decreased as a percentage of revenues from 64.0% in 1998 to 62.6% in 1999.

Salaries and wages of international personnel increased in the quarter ended June 30, 1999 to 55.3% of revenue from 53.4% for the comparable period in 1998 due to lower revenue per employee. Salaries and wages decreased from 54.6% of revenues in the first half of 1998 to 53.8% for the first half of 1999. Payroll taxes and fringe benefits decreased as a percent of revenues, to 8.8% in both the quarter and six months ended June 30, 1999, from 9.6% and 9.4% for the same periods in 1998.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 31.7% and 41.5% of international revenues for the second quarter of 1999 and 1998, respectively. Expenses other than compensation and related payroll taxes and fringe benefits were 31.9% of international revenues for the first six months of 1999, compared to 38.3% of revenues for the same period in 1998. These expenses comprise a higher percentage of revenues than the Company's domestic operations due primarily to amortization of intangible assets and higher automobile, occupancy, and interest costs. The decline in these expenses is primarily due to lower professional fees in 1999, as significant fees were incurred in 1998 related to the restructuring of the Company's U.K. operations.

FINANCIAL CONDITION

At June 30, 1999, current assets exceeded current liabilities by approximately $94.1 million, a decrease of $16.5 million from the working capital balance at December 31, 1998. Cash and cash equivalents at June 30, 1999 totaled $8.5 million, remaining level with the balance at the end of 1998. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for repurchases of common stock, the acquisition of GCG and dividends paid to shareholders.

During 1997, the Company announced a share repurchase program to acquire up to an aggregate of 3,000,000 shares of its Class A or Class B Common Stock through open market purchases. During the first six months of 1999, the Company repurchased 775,000 shares of its Class A Common Stock and 354,000 shares of its Class B Common Stock at an average per share cost of $11.42 and $11.28, respectively. In April 1999, the Board of Directors authorized a share repurchase program to acquire an additional 3,000,000 shares of Class A or Class B Common Stock through open market purchases. As of June 30, 1999, 3,191,500 shares remain to be repurchased under the share repurchase programs.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of June 30, 1999 totaled $51.1 million, as compared to $37.2 million at the end of 1998. The Company believes that its current financial resources, together with funds generated from operations and existing and potential long-term borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at June 30, 1999 was $233.2 million, compared with $240 million at December 31, 1998. The decline was due to share repurchases.


FACTORS THAT MAY AFFECT FUTURE RESULTS

YEAR 2000

Overview

The Year 2000 problem concerns the inability of some computer hardware, software and embedded microprocessors to properly distinguish the year 2000 from the year 1900. Because of the Company's reliance on such computer technologies, this could result in a system failure or a temporary inability to process claims, to make claims payments, or to transact similar normal business activities. In 1997, the Company conducted an initial assessment of its information technology to determine which Year 2000 problems might cause processing errors or computer system failures. Based on the results of the initial analysis, the Company's senior management identified the Year 2000 problem as a top corporate priority and established a centralized team to provide companywide management of its Year 2000 project (the "Project"). During the initial stages of the Project, the

Company engaged an independent consultant to evaluate its assessment and plans and to report on its findings to the Company's Board of Directors.

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the Project and the planned completion dates are based on the Company's best estimates, which are derived from assumptions of future events, including the continued availability of internal and external resources, vendor software modifications and other factors. However, there can be no guarantee that these estimates will be achieved. Further, although the Company believes it will be able to make the necessary modifications in advance, any failure to modify the systems could have a material adverse effect on the Company.

Readiness

The Project contains five primary remediation phases: identification, assessment, repair, testing, and contingency planning. The Company prioritized each information technology ("IT") and non-IT system according to its criticality to the Company's operations. As of July 31, 1999, the Company has completed the remediation of and placed into production all of its U.S. mainframe and mid-range computer systems, which represent approximately 90% of the Company's lines of computer code. The remainder of the Company's U.S. systems consists of personal computers, PC-based software systems, and non-IT systems (primarily telephones). Except for one PC-based system representing approximately 1% of the Company's lines of computer code (which the Company expects to remediate by October 31, 1999), the Company has remediated and placed into production all of its internally developed PC-based software systems. Additionally, the Company is in the process of upgrading and replacing certain personal computers and telephone systems and installing 3 purchased PC-based software systems; these activities are expected to be completed by November 30, 1999.

The Project also includes the assessment of the Year 2000 readiness of vendors, customers and other business partners ("Trading Partners"). This assessment is substantially complete. Based on certifications and statements received from Trading Partners, the Company believes that all Trading Partners identified as critical (e.g. telecommunications providers) are Year 2000 ready. For Trading Partners considered to be less critical, the Company has established a listing of preferred vendors, which have certified their Year 2000 readiness.

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

Risks

Because of the range of possible issues and the large number of variables involved (including the Year 2000 readiness of Trading Partners), it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of its Trading Partners not be successful. Such costs and any failure of such remediation efforts could result in loss of business, damage to the Company's reputation, and legal liability. Accordingly, any such costs or failures could have a material adverse effect on the Company.

The Company believes the most significant internal risk related to the Project is its ability to effectively remediate its U.S. claims management systems. The worst-case scenario, a complete failure of these systems, would require the Company to shift temporarily to a manual-processing mode. Such a scenario could significantly delay the processing, payment, and reporting of claims and, thus, the Company's revenue from such services. If the Company were forced to operate in such a mode for an extended length of time, the adverse impact on the Company's financial position and results of operations would likely be material. However, the Company believes that its remediation and contingency planning efforts will reduce the risk of such an occurrence to a very low level.

The Company believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as disruptions in telecommunications, electric or transportation services and noncompliance of smaller Trading Partners. The Company believes the most reasonably likely worst case scenario would be a business disruption resulted from an extended and/or extensive communications failure. The Company is dependent on voice and data communications to receive, process, pay and report on claims. Based on the Company's information regarding the readiness of its major communications carriers and developing contingency plans, the Company expects that any such disruption would likely be localized and of short duration, and would therefore not be likely to have a material adverse effect on the Company.

Contingency Plans

The contingency planning portion of the Project attempts to identify, investigate, and document potential failure points, internal and external, in the Company's systems. Failure points are prioritized based on likelihood and criticality. Contingency plans are then developed for each of the potential failure points deemed likely and/or critical. Examples of the Company's Year 2000 contingency plans include alternative manual means for receiving and processing claims in its branch network, and alternative power supplies and communication lines. Contingency planning for possible Year 2000 disruptions is ongoing and will continue through the end of the year. The Company expects to have substantially completed contingency plans with respect to critical systems by September 30, 1999.

Costs

The total cost associated with the Year 2000 project is not expected to be material to the Company's financial position. The Company estimates the total cost of its Year 2000 compliance efforts to be approximately $13.5 million, with approximately $11 million having been incurred through June 30, 1999. The Company expects to incur approximately $2 million for the remainder of 1999 and $0.5 million in 2000 in such costs.

EURO

On January 1, 1999, the euro was introduced as the official currency in eleven European countries in which the Company operates. Companies and individuals in those countries may now enter into transactions either in euros or in the local currency. Management does not believe the introduction of the euro will materially affect the Company's financial position or results of operations.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes and could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenue from its international operations was 26% of total revenue for the six months ended June 30, 1999. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new claims management system. As of June 30, 1999, approximately $11.9 million of internal and external costs have been capitalized in connection with this development project. The server-based system, which is scheduled to be completed by the end of 1999, is designed to streamline and automate the claims intake, assignment, management and reporting functions. The Company believes the system will increase its competitive advantages, particularly in the self-insured corporate market. However, if the system fails to function as planned, it could adversely affect the Company's competitive position and revenues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheets of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1999 and the related condensed consolidated statements of income for the three- and six-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated January 29, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ Arthur Andersen LLP

Atlanta, Georgia
August 6, 1999

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On April 27, 1999, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, the Class B Shareholders, the only class entitled to vote at the meeting, voted on (i) the election of nine (9) directors for a one-year term; and (ii) ratification of the selection of Arthur Andersen LLP as the Registrant's auditor for the year ending December 31, 1999. The results of that voting are as follows:

                ELECTION OF DIRECTORS

                                                 For               Withheld
                                                 ---               --------

                Forrest L. Minix              24,498,798            62,381
                J. Hicks Lanier               24,503,111            58,068
                Charles Flather               24,502,874            58,305
                Linda K. Crawford             24,498,311            62,868
                Jesse C. Crawford             24,503,311            57,868
                Larry L. Prince               24,501,473            59,706
                John A. Williams              24,501,473            59,706
                E. Jenner Wood, III           24,501,761            59,418
                Archie L. Meyers, Jr.         24,502,220            58,959

                RATIFICATION OF APPOINTMENT OF AUDITORS

                    For        Against     Abstain
                    ---        -------     -------
                24,542,446     13,818        4,915

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

                    3.1    Restated By-laws of the Registrant, as amended
                  *10.1    Amended and Restated Supplemental Executive
                           Retirement Plan
                  *10.2    Crawford & Company UK Sharesave Scheme
                   15.1    Letter from Arthur Andersen LLP
                   27.1    Financial Data (For SEC use only)

                      * Management contract or compensatory plan required to be filed as an Exhibit pursuant to Item 601 of Regulation S-K.

                  (b) Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAWFORD & COMPANY
                                            (Registrant)




Date: August 13, 1999                       /s/ Archie Meyers, Jr.
                                            ------------------------------------
                                            Archie Meyers, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: August 13, 1999                       /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)



Date: August 13, 1999                       /s/ William L. Hudson
                                            ------------------------------------
                                            William L. Hudson
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                    Description                    Sequential Page No.

  3.1        Restated By-laws of the Registrant, as amended           21
*10.1        Amended and Restated Supplemental Executive              30
               Retirement Plan
*10.2        Crawford & Company UK Sharesave Scheme                   35
 15.1        Letter from Arthur Andersen LLP                          46
 27.1        Financial Data Schedule (For SEC use only)               47


             * Management contract or compensatory plan required to be filed as an Exhibit pursuant to Item 601 of Regulation S-K.