Form 10-Q
period 1999-09-30
CRAWFORD & CO
filed 1999-11-12
CIK 25475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the quarter ended September 30, 1999

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

                                 YES [X]   NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1999 was as follows:

               CLASS A COMMON STOCK, $1.00 PAR VALUE: 25,930,533
               CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,823,371

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               CRAWFORD & COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (In thousands, except per share data)


                                                                NINE MONTHS ENDED
                                                           ----------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                              1999           1998
                                                           -------------  -------------

REVENUES                                                    $510,699        $501,277

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $27,083 in 1999 and $26,638 in 1998                 373,624         370,362

   Selling, general, and administrative expenses              87,055          78,110

   Year 2000 expenses                                          3,600           5,231

   Restructuring charges                                          --          14,873
                                                            --------        --------

           TOTAL COSTS AND EXPENSES                          464,279         468,576
                                                            --------        --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              46,420          32,701

PROVISION FOR INCOME TAXES                                    17,825          12,561
                                                            --------        --------

INCOME BEFORE MINORITY INTEREST                               28,595          20,140

MINORITY INTEREST IN LOSS OF JOINT VENTURE                        --           1,177
                                                            --------        --------

NET INCOME                                                  $ 28,595        $ 21,317
                                                            ========        ========
NET INCOME PER SHARE:
    BASIC                                                   $   0.57        $   0.43
    DILUTED                                                 $   0.57        $   0.42
                                                            ========        ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                     50,257          50,142
    DILUTED                                                   50,436          50,777
                                                            ========        ========
CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                    $   0.39        $  0.375
    CLASS B COMMON STOCK                                    $   0.39        $  0.375
                                                            ========        ========


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (In thousands, except per share data)


                                                                                               QUARTER ENDED
                                                                                       ------------------------------
                                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                                           1999              1998
                                                                                       -------------    -------------

REVENUES                                                                                 $168,251         $165,116

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $9,090 in 1999 and $8,048 in 1998                                                123,492          124,001

   Selling, general, and administrative expenses                                           30,852           28,529

   Year 2000 expenses                                                                         754            2,261

   Restructuring charges                                                                       --           14,873
                                                                                         --------         --------

           TOTAL COSTS AND EXPENSES                                                       155,098          169,664
                                                                                         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                                    13,153           (4,548)

PROVISION (BENEFIT) FOR INCOME TAXES                                                        5,060           (1,741)
                                                                                         --------        ---------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                      8,093           (2,807)

MINORITY INTEREST IN LOSS OF JOINT VENTURE                                                     --              690
                                                                                         --------         --------

NET INCOME (LOSS)                                                                        $  8,093         $ (2,117)
                                                                                         ========         ========
NET INCOME (LOSS) PER SHARE:
    BASIC                                                                                $   0.16         $  (0.04)
    DILUTED                                                                              $   0.16         $  (0.04)
                                                                                         ========         ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                                                  50,361           51,162
    DILUTED                                                                                50,548           51,162
                                                                                         ========         ========
CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                                                 $   0.13         $  0.125
    CLASS B COMMON STOCK                                                                 $   0.13         $  0.125
                                                                                         ========         ========

     (See accompanying notes to condensed consolidated financial statements)

                           CRAWFORD & COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                                           (UNAUDITED)
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1999               1998
                                                           -------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  25,690         $   8,423
   Accounts receivable, less allowance for doubtful
      accounts of $20,159 in 1999 and $19,346 in 1998          131,321           134,094
   Unbilled revenues, at estimated billable amounts             94,126            88,871
   Prepaid expenses and other current assets                    16,687            19,758
                                                             ---------         ---------
       TOTAL CURRENT ASSETS                                    267,824           251,146
                                                             ---------         ---------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                             161,311           154,073
   Less accumulated depreciation and amortization             (114,410)         (111,130)
                                                             ---------         ---------
       NET PROPERTY AND EQUIPMENT                               46,901            42,943
                                                             ---------         ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net             80,668            64,092
   Prepaid pension cost                                         51,481            55,377
   Capitalized software costs, net                              15,752            11,885
   Other                                                         8,797             7,826
                                                             ---------         ---------
       TOTAL OTHER ASSETS                                      156,698           139,180
                                                             ---------         ---------

TOTAL ASSETS                                                 $ 471,423         $ 433,269
                                                             =========         =========


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

                      (In thousands except per share data)

                                                                       (UNAUDITED)
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                       -------------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                                  $ 41,732          $ 37,196
   Accounts payable                                                         26,145            21,971
   Accrued compensation and related costs                                   24,097            24,219
   Accrued restructuring charges                                             1,676             7,362
   Other accrued liabilities                                                32,010            31,688
   Deferred revenues                                                        29,277            17,575
   Current installments of long-term debt                                      701               563
                                                                          --------          --------
       TOTAL CURRENT LIABILITIES                                           155,638           140,574
                                                                          --------          --------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                16,121             1,854
   Deferred income taxes                                                     9,370             8,720
   Deferred revenues                                                        14,047            13,594
   Postretirement medical benefit obligation                                 7,756             7,983
   Self-insured risks                                                       10,740             9,002
   Other                                                                    11,852            11,491
                                                                          --------          --------
       TOTAL NONCURRENT LIABILITIES                                         69,886            52,644
                                                                          --------          --------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 25,942 and 25,735 shares
      issued in 1999 and 1998, respectively                                 25,942            25,735
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,823 and 25,168 shares
      issued in 1999 and 1998, respectively                                 24,823            25,168
   Additional paid-in-capital                                               22,762            24,560
   Retained earnings                                                       181,903           172,958
   Cumulative translation adjustment                                        (9,531)           (8,370)
                                                                          --------          --------
       TOTAL SHAREHOLDERS' INVESTMENT                                      245,899           240,051
                                                                          --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $471,423          $433,269
                                                                          ========          ========


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                        NINE MONTHS ENDED
                                                                  ------------------------------
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      1999             1998
                                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 28,595         $ 21,317
   Reconciliation of net income to net cash
      provided by operating activities:
         Minority interest in loss of joint venture                       --           (1,177)
         Depreciation and amortization                                12,289           11,395
         Deferred income taxes                                           650           (2,363)
         Loss on sales of property and equipment                         278            1,114
         Changes in operating assets and liabilities, net
               of effects of acquisitions:
            Accounts receivable, net                                   4,968           (4,342)
            Unbilled revenues                                         (4,887)              57
            Prepaid or accrued income taxes                            2,815           (4,222)
            Accounts payable and accrued liabilities                   1,793           (7,419)
            Accrued restructuring charges                             (7,169)           8,466
            Deferred revenues                                         11,336              381
            Prepaid expenses and other assets                          8,237           (6,405)
                                                                    --------         --------
Net cash provided by operating activities                             58,905           16,802
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net                       (15,166)         (10,183)
   Acquisitions of businesses, net of cash acquired                   (9,555)         (15,827)
   Capitalization of software costs                                   (4,638)          (8,864)
                                                                    --------         --------
Net cash used in investing activities                                (29,359)         (34,874)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                    (19,650)         (18,757)
   Repurchase of common stock                                        (13,071)         (18,035)
   Proceeds from exercise of stock options                               948            8,037
   Increase in short-term borrowings                                   5,383            6,180
   Increase (decrease) in long-term debt                              14,208           (2,323)
                                                                    --------         --------
Net cash used in financing activities                                (12,182)         (24,898)
                                                                    --------         --------
Effect of exchange rate changes on cash and cash equivalents             (97)          (1,420)
                                                                    --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      17,267          (44,390)
Cash and cash equivalents at beginning of period                       8,423           55,380
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 25,690         $ 10,990
                                                                    ========         ========


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

2. The results of operations for the quarter and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 1999.

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

4. On August 9, 1999, the Company acquired PRISM Network Inc. ("PRISM") by issuing 919,945 shares of Crawford Class A Common Stock for a total purchase price of approximately $9.9 million. The Company acquired assets with a fair value of $11.6 million and assumed liabilities of approximately $1.7 million. The transaction was accounted for by the purchase method of accounting. Goodwill related to the initial purchase was $9.1 million.

5. During the quarter and nine months ended September 30, 1999, the Company utilized $1.4 million and $7.2 million, respectively, of its restructuring reserves for payments due to employee separations and lease terminations. As of September 30, 1999, remaining restructuring reserves were $6.3 million, $4.6 million of which is included in other noncurrent liabilities. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

6. Basic earnings per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted earnings per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Below is the calculation of basic and diluted net income per share for the quarter and nine months ended September 30, 1999 and 1998:


                                                                 Quarter ended                     Nine Months ended
                                                         -----------------------------      ------------------------------
                                                         September 30,   September 30,      September 30,    September 30,
                                                             1999             1998               1999             1998
                                                         -------------   -------------      -------------    -------------
    (In thousands, except per share data)

Net income (loss) available to common shareholders          $ 8,093          $ (2,117)          $28,595          $21,317
                                                            =======          ========           =======          =======

Weighted-average shares outstanding - Basic                  50,361            51,162            50,257           50,142

Dilutive effect of stock options                                187                --               179              635
                                                            -------          --------           -------          -------
Weighted-average shares outstanding - Diluted                50,548            51,162            50,436           50,777
                                                            =======          ========           =======          =======

Basic net income (loss) per share                           $  0.16          $  (0.04)          $  0.57          $  0.43
                                                            =======          ========           =======          =======

Diluted net income (loss) per share                         $  0.16          $  (0.04)          $  0.57          $  0.42
                                                            =======          ========           =======          =======


Additional options to purchase 3,438,612 shares of Class A Common Stock at $12.50 to $19.50 per share were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares; to include them would have been antidilutive.

7. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Comprehensive income (loss) (in thousands) totaled $8,516 and ($3,665) for the quarters ended September 30, 1999 and 1998, respectively, and $27,434 and $21,602 for the nine-month periods ended September 30, 1999 and 1998, respectively.

8. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch or representative offices located in 51 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on income before taxes, nonrecurring charges, and minority interest.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Financial information for the quarters and nine-month periods ended September 30, 1999 and 1998 covering the Company's reportable segments is presented below (in thousands):


                                                                         Quarter ended                    Nine months ended
                                                                 ------------------------------    -----------------------------
                                                                 September 30,    September 30,    September 30,   September 30,
                                                                     1999             1998             1999            1998
                                                                 -------------    -------------    -------------   -------------
REVENUES
  Domestic                                                         $ 126,876        $ 124,632        $381,319        $ 381,193
  International                                                       41,375           40,484         129,380          120,084
                                                                   ---------        ---------        --------        ---------
        TOTAL REVENUES                                             $ 168,251        $ 165,116        $510,699        $ 501,277
                                                                   =========        =========        ========        =========
PRETAX INCOME (LOSS) BEFORE YEAR 2000
  EXPENSES, RESTRUCTURING CHARGES,
  AND MINORITY INTEREST
  Domestic                                                         $  15,120        $  14,103        $ 46,384        $  56,100
  International                                                       (1,213)          (1,517)          3,636           (3,295)
                                                                   ---------        ---------        --------        ---------
        TOTAL PRETAX INCOME BEFORE YEAR 2000
        EXPENSES, RESTRUCTURING CHARGES, AND
        MINORITY INTEREST                                          $  13,907        $  12,586        $ 50,020        $  52,805
                                                                   =========        =========        ========        ==========

9. In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments. SFAS 133, which will be effective for the Company in 2001, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the new standard is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarters and nine-month periods ended September 30, 1999 and 1998 are as follows:



                                                                    Quarter ended                        Nine months ended
                                                             ----------------------------          ------------------------------
                                                             September 30,  September 30,          September 30,    September 30,
                                                                 1999           1998                   1999             1998
                                                             -------------  -------------          ------------     -------------
(in thousands)

REVENUES:
   Domestic                                                    $ 126,876         $ 124,632            $381,319         $ 381,193
   International                                                  41,375            40,484             129,380           120,084
                                                               ---------         ---------            --------         ---------
         TOTAL                                                 $ 168,251         $ 165,116            $510,699         $ 501,277
                                                               ---------         ---------            --------         ---------

COMPENSATION & BENEFITS:
   Domestic                                                    $  77,959         $  78,024            $234,676         $ 236,603
   % of Revenues                                                    61.4%             62.6%               61.5%             62.1%
   International                                                  27,421            26,041              82,534            76,963
   % of Revenues                                                    66.3%             64.3%               63.8%             64.1%
                                                               ---------         ---------            --------         ---------
          TOTAL                                                $ 105,380         $ 104,065            $317,210         $ 313,566
                                                               ---------         ---------            --------         ---------
          % of Revenues                                             62.6%             63.0%               62.1%             62.6%

EXPENSES OTHER THAN COMPENSATION & BENEFITS:
   Domestic                                                    $  33,797         $  32,505            $100,259         $  88,490
   % of Revenues                                                    26.6%             26.1%               26.3%             23.2%
   International                                                  15,167            15,960              43,210            46,416
   % of Revenues                                                    36.7%             39.4%               33.4%             38.7%
                                                               ---------         ---------            --------         ---------
          TOTAL                                                $  48,964         $  48,465             143,469         $ 134,906
                                                               ---------         ---------            --------         ---------
          % of Revenues                                             29.1%             29.4%               28.1%             26.9%


PRETAX INCOME (LOSS) BEFORE YEAR 2000 EXPENSES,
   RESTRUCTURING CHARGES, AND MINORITY INTEREST:
   Domestic                                                    $  15,120         $  14,103            $ 46,384         $  56,100
   % of Revenues                                                    11.9%             11.3%               12.2%             14.7%
   International                                                  (1,213)           (1,517)              3,636            (3,295)
   % of Revenues                                                    (2.9)%            (3.7)%               2.8%             (2.7)%
                                                               ---------         ---------            --------         ---------
          TOTAL                                                $  13,907         $  12,586            $ 50,020         $  52,805
                                                               =========         =========            ========         =========
          % of Revenues                                              8.3%              7.6%                9.8%             10.5%


The following discussion analyzes the Company's results reported by its two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding Year 2000 expenses, restructuring charges, and minority interest.

DOMESTIC OPERATIONS

REVENUES


Domestic revenues from insurance companies and self-insured entities totaled $126.9 million for the quarter ended September 30, 1999, an increase of 1.8% from the $124.6 million reported for the same period in 1998. Revenues for the first nine months of 1999 increased, to $381.3 million from $381.2 million for the same period in 1998. Domestic revenues from insurance companies decreased 10% to $71.7 million for the quarter ended September 30, 1999, and decreased 8% to $218.2 million for the nine months ended September 30, 1999. Revenues from self-insured entities increased 7% to $48.7 million in the third quarter of 1999, and increased 1% to $145.5 million in the nine months ended September 30, 1999. The GCG and PRISM acquisitions contributed $6.5 million and $17.6 million of revenue in the quarter and nine months ended September 30, 1999, respectively.


Excluding the impact of the GCG and PRISM acquisitions, domestic unit volume, measured principally by cases received, decreased 6.5% and 5.7% in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. Additionally, changes in the mix of services provided and in the rates charged for those services had the combined effect of increasing revenues by approximately 3.1% in the third quarter of 1999 and 1.1% for the nine months ended September 30, 1999, compared to the same periods in 1998. The Company's acquisitions of GCG and PRISM increased domestic revenues by 5.2% and 4.6% in the third quarter and first nine months of 1999, respectively.


COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues decreased to 61.4% in the third quarter of 1999 as compared to 62.6% in the 1998 period, and to 61.5% in the nine months ended September 30, 1999 from 62.1% in the 1998 comparable period.

Domestic salaries and wages decreased to $66.9 million for the third quarter of 1999 from $67.6 million for the third quarter of 1998 and decreased for the nine months ended September 30, 1999, to $199.9 million from $202.9 million in the comparable 1998 period. These declines are due to reductions in staff levels. Payroll taxes and fringe benefits for domestic operations totaled $11.0 million and $34.8 million in the third quarter and first nine months of 1999, respectively, increasing 5.6% and 3.2% from 1998 costs of $10.4 million and $33.7 million for the comparable periods. These increases are due to increased pension expenses. Pension expense in 1998 was lower due to favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses, other than compensation and related payroll taxes and fringe benefits, approximated 26.6% and 26.3% of revenues for the quarter and nine months ended September 30, 1999, respectively, up from 26.1% and 23.2% of revenues for the same periods in 1998. These increases are due primarily to higher professional fees (related primarily to outsourced functions in the company's class action administration and medical bill auditing units), higher self-insurance costs, and higher interest costs as a result of increased borrowings and lower cash balances in 1999.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations totaled $129.4 million for the first nine months of 1999, a 7.7% increase from $120.1 million in the first nine months of 1998. This increase is due to the July 1998 acquisition of Adjusters Canada Incorporated ("ACI"). Third quarter revenues increased from $40.5 million in 1998 to $41.4 million in 1999, as reduced claims frequency was more than offset by the impact of the ACI acquisition. Revenues in 1999 are net of 1.0% and 1.6% declines for the quarter and nine months ended September 30, 1999, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 66.3% for the three months ended September 30, 1999 from 64.3% in the same period in 1998. For the nine-month period, compensation and fringe benefits decreased as a percentage of revenues from 64.1% in 1998 to 63.8% in 1999.

Salaries and wages of international personnel increased in the quarter ended September 30, 1999 to 57.3% of revenue from 55.7% for the comparable period in 1998 due to lower revenue per employee. Salaries and wages remained constant at 54.9% of revenues for the nine months ended September 30, 1999 and September 30, 1998. Payroll taxes and fringe benefits increased in the quarter ended September 30, 1999 to 9.0% of revenue from 8.6% for the comparable period in 1998. Payroll taxes and fringe benefits decreased as a percent of revenues, to 8.9% for the nine months ended September 30, 1999, from 9.2% for the same period in 1998.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 36.7% and 39.4% of international revenues for the third quarter of 1999 and 1998, respectively. Expenses other than compensation and related payroll taxes and fringe benefits were 33.4% of international revenues for the first nine months of 1999, compared to 38.7% of revenues for the same period in 1998. These expenses comprise a higher percentage of revenues than the Company's domestic operations due primarily to amortization of intangible assets and higher automobile, occupancy, and interest costs. The decline in these expenses is primarily due to lower professional fees in 1999, as significant fees were incurred in 1998 related to the restructuring of the Company's U.K. operations, and expense reduction measures put in place in 1999.

RESTRUCTURING CHARGES

During the third quarter of 1998, the Company recorded charges totaling $14.9 million ($9.7 million after taxes or $0.19 per share) related to the restructuring of its U.K. and Canadian operations and the realignment of senior management after the resignation of its former chairman and chief executive officer.

FINANCIAL CONDITION

At September 30, 1999, current assets exceeded current liabilities by approximately $112.2 million, an increase of $1.6 million from the working capital balance at December 31, 1998. Cash and cash equivalents at September 30, 1999 totaled $25.7 million, an increase of $17.3 million from the balance at the end of 1998. Cash was generated primarily from operating activities and long-term borrowings, while the principal uses of cash were acquisitions of property and equipment, the acquisition of GCG, repurchases of common stock and dividends paid to shareholders.

During the first nine months of 1999, the Company repurchased 795,000 shares of its Class A Common Stock and 354,000 shares of its Class B Common Stock at an average per share cost of $11.42 and $11.28, respectively. As of September 30, 1999, 3,171,500 shares remain to be repurchased under share repurchase programs authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of September 30, 1999 totaled $41.7 million, as compared to $37.2 million at the end of 1998. In September 1999, the Company obtained a five-year, $15 million term loan with fixed interest rate of 6.8%. This new loan increased the Company's long-term debt to $16.1 million as of September 30, 1999, compared to $1.9 million at December 31, 1998. The Company believes that its current financial resources, together with funds generated from operations and existing and potential long-term borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign-currency-denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at September 30, 1999 was $245.9 million, compared with $240.1 million at December 31, 1998.


FACTORS THAT MAY AFFECT FUTURE RESULTS

YEAR 2000

Overview

The Year 2000 issue concerns the inability of some computer hardware, software and embedded microprocessors to properly distinguish the year 2000 from the year 1900. Because of the Company's reliance on such computer technologies, this could result in a system failure or a temporary inability to process claims, to make claims payments, or to transact similar normal business activities. In 1997, the Company conducted an initial assessment of its information technology to determine which Year 2000 issues might cause processing errors or computer system failures. Based on the results of the initial analysis, the Company's senior management identified the Year 2000 issue as a top corporate priority and established a centralized team to provide companywide management of its Year 2000 project (the "Project"). During the initial stages of the Project, the Company engaged an independent consultant to evaluate its assessment and plans and to report on its findings to the Company's Board of Directors.

The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the Project and the planned completion dates are based on the Company's best estimates, which are derived from assumptions of future events, including the continued availability of internal and external resources, vendor software modifications and other factors. However, there can be no guarantee that these estimates will be achieved. Further, although the Company believes it will be able to make the necessary modifications in advance, any failure to complete the system modifications could have a material adverse effect on the Company.

Readiness

The Project contains five primary remediation phases: identification, assessment, repair, testing, and contingency planning. The Company prioritized each information technology ("IT") and non-IT system according to its criticality to the Company's operations. As of October 31, 1999, the Company has completed the remediation of and placed into production all of its U.S. mainframe and mid-range computer systems, internally developed PC-based software systems, and non-IT systems. The Company is in the process of upgrading and replacing certain personal computers and installing 2 purchased PC-based software systems; these activities are expected to be completed prior to year-end.

The Project team has completed the assessment of the Year 2000 readiness of vendors, customers and other business partners ("Trading Partners"). Based on certifications and statements received from Trading Partners, the Company believes that all Trading Partners identified as critical (e.g. telecommunications providers) are Year 2000 ready. For Trading Partners considered to be less critical, the Company has established a listing of preferred vendors, which have certified their Year 2000 readiness.

The Company has determined that the Year 2000 efforts required in its international operations are significantly less than those required in the U.S., primarily due to the use of newer systems and less automation internationally. Remediation efforts in the international operations are substantially complete.

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

The Company believes the most significant internal risk related to the Project is its ability to effectively remediate its U.S. claims management systems. The worst-case scenario, a complete failure of these systems, would require the Company to shift temporarily to a manual-processing mode. Such a scenario could significantly delay the processing, payment, and reporting of claims and, thus, the Company's revenue from such services. If the Company were forced to operate in such a mode for an extended length of time, the adverse impact on the Company's financial position and results of operations would likely be material. However, the Company believes that its remediation and contingency planning efforts have reduced the risk of such an occurrence to a very low level.

The Company believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as disruptions in telecommunications, electric or transportation services and noncompliance of smaller Trading Partners. The Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure. The Company is dependent on voice and data communications to receive, process, pay and report on claims. Based on the Company's information regarding the readiness of its major communications carriers and its contingency plans, the Company expects that any such disruption would likely be localized and of short duration, and would therefore not be likely to have a material adverse effect on the Company.

Contingency Plans

The contingency planning portion of the Project attempts to identify, investigate, and document potential failure points, internal and external, in the Company's systems. Failure points are prioritized based on likelihood and criticality. Contingency plans are then developed for each of the potential failure points deemed likely and/or critical. Examples of the Company's Year 2000 contingency plans include alternative manual means for receiving and processing claims in its branch network, and alternative power supplies and communication lines. The Company has completed its contingency plans with respect to critical systems and contingency planning for possible Year 2000 disruptions affecting non-critical systems is ongoing and will continue through the end of the year.


Costs

The total cost associated with the Year 2000 project is not expected to be material to the Company's financial position. The Company estimates the total cost of its Year 2000 compliance efforts to be approximately $13.5 million, with approximately $11.7 million having been incurred through September 30, 1999. The Company expects to incur approximately $1.4 million during the fourth quarter of 1999 and $0.4 million in 2000 in such costs.

EURO

On January 1, 1999, the euro was introduced as the official currency in eleven European countries in which the Company operates. Companies and individuals in those countries may now enter into transactions either in euros or in the local currency. Management does not believe the introduction of the euro will materially affect the Company's financial position or results of operations.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes and could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenue from its international operations was 25% of total revenue for the nine months ended September 30, 1999. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new claims management system. As of September 30, 1999, approximately $12 million of internal and external costs have been capitalized in connection with this development project. The system, which is scheduled to be deployed in mid-2000, is designed to streamline and automate the claims intake, assignment, management and reporting functions. The Company believes the system will increase its competitive advantages, particularly in the self-insured corporate market. However, if the system fails to function as planned, it could adversely affect the Company's competitive position and revenues.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheets of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of September 30, 1999 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 10, 1999

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

               15.1 Letter from Arthur Andersen LLP
               27.1 Financial Data Schedule (For SEC use only)


             (b) Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAWFORD & COMPANY
                                            (Registrant)




Date: November 12, 1999                     /s/ Archie Meyers, Jr.
                                            ------------------------------------
                                            Archie Meyers, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: November 12, 1999                     /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)



Date: November 12, 1999                     /s/ William L. Hudson
                                            ------------------------------------
                                            William L. Hudson
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                    Description                         Sequential Page No.

  15.1            Letter from Arthur Andersen LLP                          21
  27.1            Financial Data Schedule (For SEC use only)