Form 10-K405
period 1999-12-31
CRAWFORD & CO
filed 2000-03-28
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Georgia                                                58-0506554
--------------------------------------------------       -------------------------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification Number)
 organization)


    5620 Glenridge Dr., N.E., Atlanta, Georgia                            30342
--------------------------------------------------       -------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $141,284,900 as of March 2, 2000, based upon the closing price as reported on NYSE on such date.
-------------------------------------------------------------------------------
*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 2000, was:

           Class A Common Stock - $1.00 Par Value - 25,687,731 Shares
           Class B Common Stock - $1.00 Par Value - 24,712,172 Shares
-------------------------------------------------------------------------------

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 1999, Part I
- Item 2; Part II - Items 5, 6, 7, 7A and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is the world's largest independent provider of diversified services to insurance companies, self-insured corporations and governmental entities. A few of the many services provided are claims management, loss adjustment, healthcare management, risk management services, class action administration and risk information services.

The Registrant is not owned by or affiliated with any insurance company.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from the Registrant's domestic and international operations are shown in the following schedule:

                                               Years Ended December 31,
                                               ------------------------


                                         1999            1998            1997
                                         ----            ----            ----


Domestic Operations                      74.6%           74.8%           78.9%


International Operations                 25.4%           25.2%           21.1%
                                        -----           -----           -----


                                        100.0%          100.0%          100.0%
                                        =====           =====           =====




DOMESTIC OPERATIONS. Domestic claims services are provided by the Registrant to two different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides. The Registrant also services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them with a more complete range of services they typically require, including the supervision of field locations, information services and medical cost-containment.

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

         - Auditing Services - the Registrant's provider and hospital bill audit programs assist clients in controlling medical costs associated with workers compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states. The Registrant also provides a PPO network through First Health Group.

         - Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, and discharge planning. Early intervention services seek to actively control workers compensation medical and indemnity costs at the onset of a claim through nurse screening for severity as claims are received from XPressLink(SM) or directly from the client.

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

         - Long-Term Care - offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight to local quality care needs and are offered primarily to senior citizens and their children, attorneys, and trust officers.


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


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group ("RSG") provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, SISDAT(SM), and has developed the SIGMA(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning; data and systems integration; development of historical claims/loss databases; claims administration and management; regulatory reporting; insurance and risk management cost control; and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

         - THE GARDEN CITY GROUP, INC. - is a class action settlement administration company which was acquired by the Registrant in January of 1999. The Garden City Group ("GCG") handles the administrative functions related to class action settlements, including qualifying class members, dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

         - THE PRISM NETWORK, INC. - is a subsidiary of the Registrant, acquired in August of 1999, which contracts with a network of contractors ("repairNet(SM)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market repairNet to property insurance companies to facilitate faster, more economical resolution of smaller property damage claims under home-owner policies.

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


INTERNATIONAL OPERATIONS. In December 1996, an English subsidiary of the Registrant (renamed Crawford-THG Limited) acquired all of the non-United States operations of the Thomas Howell Group, a London, England based international loss adjusting enterprise owned by a subsidiary of Swiss Reinsurance Company of Zurich, Switzerland, which received stock in Crawford-THG Limited as consideration for the transfer. Concurrently, all of the Registrant's non- U.S. subsidiaries were transferred to Crawford-THG Limited, in which the Registrant retained a sixty percent (60%) interest and Swiss Reinsurance Company's subsidiary received a forty percent (40%) interest. In June 1998, Swiss Re's subsidiary exchanged its forty percent (40%) interest in Crawford- THG for 1,900,000 shares of the Registrant's Class A Common Stock. All of the Registrant's principal international operations are now wholly-owned by the Registrant. On July 13, 1998, the Registrant, through a wholly-owned subsidiary, acquired all of the outstanding shares in Adjusters Canada Incorporated, a Canadian loss adjusting company. On December 31, 1998, Adjusters Canada Incorporated and Crawford-THG (Canada) Limited were amalgamated into Crawford Adjusters Canada Incorporated.

Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 1999, 1998 and 1997 consolidated financial statements reflect the non-North American financial position as of October 31, 1999, 1998 and 1997 and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 1999, 1998 and 1997.

The major services offered by the Registrant through its international operations doing business outside of the U.S. are listed below:

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



SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the United States and 300 offices in 64 countries throughout the rest of the world.

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

Much of the Registrant's operations are dependent on information technology in the receipt, processing, disposition, and archiving of claims and claim related information. The Registrant reviewed its systems and computer software programs, and believes it has modified or replaced those of its systems which might be impacted by the "Year 2000 issue" associated with the capability to properly recognize and process date-sensitive data beyond year 1999. Much of the Registrant's data is received from or distributed to its clients and other third parties, and its ability to do so could be impacted by system problems of those third parties over which the Registrant has no control. The inability of the Registrant's major trading partners to modify or replace their non-Year 2000 compliant systems could have a material impact on future financial results, although the Registrant has seen no material impact to date.

At December 31, 1999, the total number of full-time employees was 7,684 compared with 7,658 at December 31, 1998. The Registrant, through its Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and disability management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

The risks included above are not exhaustive. Other sections of this report may include additional factors which could adversely impact the Registrant's business and financial performance. Moreover, the Registrant operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Registrant's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Registrant undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 1999, the Registrant leased approximately 600 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 4 of Notes to Consolidated Financial Statements included in the Registrant's 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

As of December 31, 1999, the Registrant owned or leased approximately 1,585 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:


       Name                                       Office                                       Age
       ----                                       ------                                       ---

A. L. Meyers, Jr.       Chairman and Chief Executive Officer                                    62

G. L. Davis             President and Chief Operating Officer                                   48

S. V. Festa             Executive Vice President - Risk Management Services                     40

J. F. Giblin            Executive Vice President - Finance                                      43

Victoria Holland        Executive Vice President - Healthcare Management Services               55

J. A. McGee             Executive Vice President - Claims Management Services                   49

J. F. Osten             Executive Vice President-General Counsel & Corporate Secretary          58

H. L. Rogers            Executive Vice President - Technical Services                           43

W. L. Beach             Senior Vice President - Human Resources                                 55

J. T. Bowman            Senior Vice President - Crawford & Company International, Inc.          46
                        Regional Managing Director - Americas

M. F. Reeves            Senior Vice President - Crawford & Company International, Inc.          47
                        Regional Managing Director - UK, Europe & Africa

R.G.L. Solomon          Senior Vice President - Crawford & Company International, Inc.          52
                        Regional Managing Director - Asia-Pacific


Mr. Meyers was appointed to his present position effective July 27, 1999. From September 28, 1998 to July 27, 1999 he served as President and Chief Operating Officer. He served as President Claims Management Services from August 1995 until March 1998. He had previously retired from the Company in April 1994, after having served as Manager of the Registrant's Washington, D. C. branch office since 1977. During the period between his retirement in 1994 and appointment as President - Claims Management Services in 1995, he served as a consultant and operations supervisor for the Registrant.

Mr. Davis was appointed to his present position effective July 27, 1999. From November 1, 1998 to July 27, 1999 he was Senior Vice President of the Claims Services business unit, a position he also held from August 1, 1997 to April 1, 1998. From April, 1998 to October 31, 1998 Mr. Davis was Manager of the Registrant's Dallas Service Center. From May of 1996 to August of 1997 he was Vice President - National Sales Manager for Claims Services and from July 1994 to May of 1996 he was a Regional Manager in Claims Services operations, first as an Assistant Vice President and then Vice President.

Mr. Festa was appointed to his present position with the Registrant on July 27, 1999. Prior to July 1999 and from November 1998 he was Senior Vice President - Risk Management Services. From April 1998 to November 1998, he was a Vice President and Director of the Registrant's Service Centers. Prior to April 1998 and for more than five years Mr. Festa was involved in the operations of the Registrant's Risk Management Services business unit first as an Operations Supervisor, then in June of 1996 as an Assistant Vice President and in August of 1997 as a Vice President.

Mr. Giblin has been with the Registrant for more than five years, serving as Controller until his appointment to his present position in June 1998.

Ms. Holland was appointed to her present position with the Registrant on July 27, 1999. From August 1, 1997 to July 27, 1999, she was a Senior Vice President in the Healthcare Management business unit. Prior to August 1997 and for more than five years, Ms. Holland was a Vice President in the Healthcare Management business unit.

Mr. McGee was appointed to his present position with the Registrant July 27, 1999. From November, 1994 to April, 1999 Mr. McGee was Executive Vice President with GAB Robins responsible for the Claims Services Business Unit. GAB Robins is a competitor of the Registrant's.

Mr. Osten has served in his present position with the Registrant for more then five years.

Mr. Rogers was appointed to his present position with the Registrant on July 27, 1999. Prior to July 1999 and from November 1998 he was Senior Vice President - Property & Catastrophe Services. From February 1, 1997 to November 1, 1998, he was a Vice President in Catastrophe Services operations and from April 1, 1996 to February, 1997 he was an Assistant Vice President in Catastrophe Services operations. From March 1995 to April 1996 he served as Manager of the Registrant's Nashville, Tennessee branch office and from March 1994 to February 1995 he was Manager of the Registrant's Florence, Alabama branch office.

Mr. Beach was hired by the Registrant as its Chief Learning & Resources Officer in September 1996 and was appointed Senior Vice President - Human Resources in October of 1997. For more than five years prior to that, he was a partner of Southern Consulting Group in Atlanta, Georgia.

Mr. Bowman was appointed to his present position August 1997, first as a Vice President and then in August 1999 as a Senior Vice President. From January 1, 1996 to August, 1997 he was Vice President in charge of International Strategic Planning and from January 1, 1995 to December 31, 1995 he was the Registrant's International Director of Finance.

Mr. Reeves was appointed to his present position January 1999, first as a Vice President and then in August, 1999 as a Senior Vice President. From January 1, 1997 to December 1998 he held the positions of Managing Director - U.K. Property and Managing Director - Global Business Development in Crawford-THG Limited, the Registrant's subsidiary. Prior to January 1997 he was employed by Thomas Howell Group, which the Registrant acquired in December of 1996, as Managing Director - U.K. from January 1, 1996 to December 31, 1996 and Managing Director - Europe from January 1, 1995 to December 31, 1995.

Mr. Solomon was appointed to his present position January 1999, first as a Vice President and then in August 1999 as a Senior Vice President. From January 1, 1997 to December, 1998 he was a Regional Director of Africa, Europe, Asia and Australia in Crawford-THG Limited, the Registrant's subsidiary. Prior to January 1997 he was employed by Thomas Howell Group, which the Registrant acquired in December of 1996, as a Group Director from June 1993.

Officers of the Registrant are appointed annually by the Board of Directors of Registrant, except for Messrs. Solomon, Reeves and Bowman, who are appointed by the Board of Directors of Crawford & Company International, Inc.


PART II

ITEM 5.       MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY AND RELATED
              SHAREHOLDER MATTERS

The information required by this Item is included on page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 under the caption "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Registrant is exposed to minimal market risk for changes in foreign currency exchange rates and interest rates. The Registrant does not hold or issue financial instruments for trading purposes, nor has it entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY

The operating results of the Registrant's foreign subsidiaries are affected by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates affect the stockholders' investment of the Registrant. Accounts invested in the Registrant's foreign subsidiaries are considered to be permanently invested and are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in stockholders' investment as cumulative translation adjustments. The cumulative translation adjustment component of stockholders' investment decreased $26,000 during the year.

INTEREST RATES

The Registrant is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, the Registrant has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At December 31, 1999, the Registrant had $38.9 million in short-term loans outstanding with an average variable interest rate of 5.20%.

Long-term loans consisted of the following (in thousands):

  Description         Interest Rate       Amount             Maturity
  -----------         -------------       -------            --------
Term Loan                 6.8%            $15,000    September 2004,
                                                     interest payable quarterly
Mortgages secured
  by buildings         7.3% - 7.8%        $   832    Various dates through 2003

The above loans carry a fixed rate of interest.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 23-40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 12-14 herein.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-9 under the captions "Executive Compensation and Other Information" and "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and on page 13 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 10-12 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 12 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Registrant's 1999 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 1999 and 1998, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                  Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -        Consolidated Balance Sheets -- December 31, 1999 and
                           1998

                  - Consolidated Statements of Income for the Years Ended December 31, 1999, 1998, and 1997

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1999, 1998 and 1997

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

                  - Notes to Consolidated Financial Statements - December 31, 1999, 1998, and 1997


         2.       Financial Statement Schedule

                  -        Report of Independent Public Accountants as to
                           Schedule


         Schedule
          Number
         --------

            II             Valuation and Qualifying Accounts for the Years
                           Ended December 31, 1999, 1998, and 1997

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

         3.2               Restated By-laws of the Registrant, as amended (incorporated by reference to
                           Exhibit 3.1 to the Registrants quarterly report on Form 10-Q for the quarter ended June 30, 1999).

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

         10.11*            Crawford & Company 1996 Incentive Compensation Plan, as amended.

         13.1              The Registrant's Annual Report to Shareholders for the year ended December
                           31, 1999 (only those portions incorporated herein by reference).

         21.1              Subsidiaries of Crawford & Company.

         23.1              Consent of Arthur Andersen LLP.

         24.1-8            Powers of Attorney.

         27.1              Financial Data Schedule. (For SEC use only)

 * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1999.

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

                                        CRAWFORD & COMPANY



Date   March  27, 2000                  By       /s/  Archie Meyers, Jr.
       ---------------                  ----------------------------------
                                        ARCHIE MEYERS, JR., Chairman
                                        and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NAME AND TITLE
                                        ---------------


Date   March  27, 2000                           /s/  Archie Meyers, Jr.
       ----------------                 --------------------------------------
                                        ARCHIE MEYERS, JR., Chairman and Chief
                                        Executive Officer (Principal Executive Officer)
                                        and Director


Date   March  27, 2000                           /s/     J. F. Giblin
       ----------------                 --------------------------------------
                                        J. F. GIBLIN, Executive Vice President-Finance
                                        (Principal Financial Officer)


Date   March  27, 2000                           /s/     W. B. Swain
       ----------------                 --------------------------------------
                                        W. B. SWAIN, Senior Vice President and
                                        Controller (Principal Accounting Officer)



Date   March  27, 2000                           /s/ Grover L. Davis
       ----------------                 --------------------------------------
                                        GROVER L. DAVIS, Director

                                        NAME AND TITLE


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        F. L. MINIX, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        J. HICKS LANIER, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        CHARLES FLATHER, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        LINDA K. CRAWFORD, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        JESSE C. CRAWFORD, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        LARRY L. PRINCE, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        JOHN A. WILLIAMS, Director


Date  March  28, 2000                            *
      ----------------                  ------------------------------------
                                        E. JENNER WOOD, III, Director


Date  March  28, 2000                   By           /s/    Judd F. Osten
      ----------------                  ------------------------------------
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

         3.2               Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrants quarterly report on Form 10-Q for the quarter ended June 30, 1999).

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

         10.6              Amended and Restated Supplemental Executive Retirement
                           Plan.                                                                     25-28

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

         10.11             Crawford & Company 1996 Incentive Compensation
                           Plan, as amended.                                                                    29-31

         13.1              The Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (only those portions incorporated
                           hereby by reference).                                                                32-55

         21.1              Subsidiaries of Crawford & Company.                                                     56

         23.1              Consent of Arthur Andersen LLP.                                                         57

         24.1-8            Powers of Attorney.                                                                  58-65

         27.1              Financial Data Schedule. (For SEC use only)

                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Crawford & Company:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 28, 2000

                                                                    SCHEDULE II



                      CRAWFORD & COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                           (In Thousands of Dollars)




Col. A                                Col. B                              Col. C                 Col. D                   Col. E
------                                ------                              ------                 ------                   ------

                                      Balance at                        Additions                Additions                Balance
Period                                Beginning                                                  (Deductions)             at End
                                      of Period                                                  from                     of
                                                                                                 Allowances(2)            Period

                                                            Charged            Charged
                                                            to Costs           to Other
                                                            and                Accounts
                                                            Expenses           (1)

1999

Deducted in
consolidated balance
sheets from accounts                  $19,346               $2,789              $  228             $(2,181)              $20,182
receivable                            =======               ======              ======             =======               =======


1998

Deducted in
consolidated balance
sheets from accounts                  $16,802               $2,780              $  746             $  (982)              $19,346
receivable                            =======               ======              ======             =======               =======


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