Form 10-Q
period 2000-03-31
CRAWFORD & CO
filed 2000-05-12
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     for the quarterly period ended March 31, 2000
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2000 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,740,386
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,707,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              CRAWFORD AND COMPANY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 QUARTER ENDED
                                                            ----------------------
                                                            MARCH 31,    MARCH 31,
                                                              2000         1999
                                                            ----------------------

REVENUES                                                    $177,432      $172,621

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $8,089 in 2000 and $7,868 in 1999                   127,993       127,514

   Selling, general, and administrative expenses              30,716        27,539

   Corporate interest, net                                       867           711

   Amortization of goodwill                                      761           561

----------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                          160,337       156,325
----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    17,095        16,296

PROVISION FOR INCOME TAXES                                     6,564         6,258
----------------------------------------------------------------------------------

NET INCOME                                                  $ 10,531      $ 10,038
==================================================================================

NET INCOME PER SHARE:
    BASIC                                                   $   0.21      $   0.20
    DILUTED                                                 $   0.21      $   0.20
==================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                     50,034        50,614
    DILUTED                                                   50,164        50,740
==================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                    $ 0.1375      $   0.13
    CLASS B COMMON STOCK                                    $ 0.1375      $   0.13
==================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         (UNAUDITED)
                                                           MARCH 31,    DECEMBER 31,
                                                            2000            1999
------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                               $  13,115       $  17,716
   Accounts receivable, less allowance for doubtful
      accounts of $19,851 in 2000 and $20,182 in 1999        142,669         141,841
   Unbilled revenues, at estimated billable amounts           92,916          91,039
   Prepaid expenses and other current assets                  16,555          17,240
------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                  265,255         267,836
------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                           159,905         166,552
   Less accumulated depreciation and amortization           (112,438)       (117,661)
------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                             47,467          48,891
------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net           82,948          80,566
   Prepaid pension cost                                       49,379          49,995
   Capitalized software costs, net                            20,358          18,449
   Other                                                      12,446           8,291
------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                    165,131         157,301
------------------------------------------------------------------------------------

TOTAL ASSETS                                               $ 477,853       $ 474,028
====================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

                                 (IN THOUSANDS)

                                                      (Unaudited)
                                                        March 31,    December 31,
                                                           2000          1999
---------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
---------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                $  49,140       $  38,914
   Accounts payable                                        28,448          29,575
   Accrued compensation and related costs                  20,119          23,825
   Accrued restructuring charges                              908             973
   Self-insured risks                                      13,447          11,360
   Other accrued liabilities                               30,751          30,044
   Deferred revenues                                       21,310          22,836
   Current installments of long-term debt                     315             463
---------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                          164,438         157,990
---------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments               37,088          16,053
   Deferred income taxes                                    6,550           6,571
   Deferred revenues                                       13,425          13,644
   Postretirement medical benefit obligation                7,785           7,756
   Self-insured risks                                       8,536          10,241
   Other                                                   10,775          11,494
---------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                        84,159          65,759
---------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,771 and 25,892
      shares issued in 2000 and 1999, respectively         23,771          25,892
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,712 and 24,826
      shares issued in 2000 and 1999, respectively         24,712          24,826
   Additional paid-in-capital                                   0          22,309
   Retained earnings                                      189,275         185,975
   Cumulative translation adjustment                       (8,502)         (8,723)
---------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                     229,256         250,279
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 477,853       $ 474,028
=================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD AND COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                 ------------------------
                                                                 MARCH 31,      MARCH 31,
                                                                   2000           1999
                                                                 ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 10,531       $ 10,038
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                               4,980          4,199
         Deferred income taxes                                         (23)            --
         Loss on sales of property and equipment                       361             26
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                (1,874)         4,212
            Unbilled revenues                                       (2,696)        (3,558)
            Prepaid or accrued income taxes                          3,009          6,050
            Accounts payable and accrued liabilities                (5,726)        (4,635)
            Accrued restructuring charges                             (593)        (3,728)
            Deferred revenues                                       (1,509)         7,997
            Prepaid expenses and other assets                       (2,357)           379
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                            4,103         20,980
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net                      (2,976)        (3,717)
   Capitalization of software costs                                 (2,085)        (1,308)
   Acquisition of businesses, net of cash acquired                  (3,595)        (6,813)
-----------------------------------------------------------------------------------------
Net cash used in investing activities                               (8,656)       (11,838)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                   (6,936)        (6,612)
   Repurchase of common stock                                      (25,271)        (7,588)
   Proceeds from exercise of stock options                             436             56
   Increase in short-term borrowings                                11,085         17,418
   Proceeds from long-term borrowings                               21,000             --
   Payments on  long-term debt                                         (87)          (535)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                              227          2,739
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents         (275)          (240)
-----------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (4,601)        11,641
Cash and Cash Equivalents at Beginning of Period                    17,716          8,423
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 13,115       $ 20,064
=========================================================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

2. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2000.

3. On March 3, 2000, the Company completed the acquisition of Greentree Investigations, Inc. ("Greentree") for a cash payment of $900,000. The Company acquired assets with a fair value of $1,611,601, including goodwill related to the purchase of $1,108,526, and assumed liabilities of $711,601. The purchase price may be increased based on future earnings of Greentree through April 3, 2005. This transaction was accounted for by the purchase method of accounting.

4. On March 9, 2000, the Company repurchased 1,900,000 shares of the Company's Class A Common Stock from a subsidiary of the Swiss Reinsurance Group ("Swiss Re") at a cost of $11.00 per share. The shares were originally issued in June of 1998 in connection with the acquisition of Swiss Re's 40% minority interest in Crawford's international subsidiary. This share repurchase was financed by a $21 million, five-year term loan with a fixed interest rate of 7.7%.

5. During the quarter ended March 31, 2000, the Company utilized $553,000 of its restructuring reserves for payments due to employee separations and lease terminations. As of March 31, 2000, remaining restructuring reserves were $4.6 million, $3.7 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various U.K. offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

6. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Below is the calculation of basic and diluted net income per share for the quarters ended March 31, 2000 and 1999:

                                                             Quarter ended
                                                             -------------
                                                        March 31,    March 31,
(In thousands, except per share data)                     2000         1999
==============================================================================

Net income available to common shareholders               $10,531      $10,038
                                                          =======      =======

Weighted-average common shares outstanding - Basic         50,034       50,614
Dilutive effect of stock options                              130          126
                                                          -------      -------
Weighted-average common shares outstanding - Diluted       50,164       50,740
                                                          =======      =======

Basic net income per share                                $  0.21      $  0.20
                                                          =======      =======
Diluted net income per share                              $  0.21      $  0.20
                                                          =======      =======
------------------------------------------------------------------------------

Additional options to purchase 3,946,350 shares of Class A Common Stock at $11.25 to $19.50 per share were outstanding at March 31, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

7. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Comprehensive income (in thousands) totaled $10,752 and $9,229 for the quarters ended March 31, 2000 and 1999, respectively.

8. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch or representative offices located in 64 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating income, defined as income before taxes, net corporate interest, and amortization of goodwill.

                               CRAWFORD & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Financial information for the quarters ended March 31, 2000 and 1999 covering the Company's reportable segments is presented below:

                                                                Quarter ended
                                                                -------------
                                                           March 31,     March 31,
 (In thousands)                                              2000          1999
----------------------------------------------------------------------------------

REVENUES:
  Domestic                                                  $128,392      $128,295
  International                                               49,040        44,326
                                                            --------      --------
        TOTAL REVENUES                                      $177,432      $172,621

OPERATING INCOME:
   Domestic                                                 $ 13,429      $ 13,499
   International                                               5,294         4,069
                                                            --------      --------
        TOTAL OPERATING INCOME                              $ 18,723      $ 17,568
----------------------------------------------------------------------------------

9. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments. SFAS 133, which will be effective for the Company in 2001, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the new standard is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion analyzing the Company's results reported by its two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding net corporate interest and amortization of goodwill.

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarters ended March 31, 2000 and 1999 are as follows:


                                                         Quarter ended
                                                         -------------
                                                    March 31,      March 31,
 (In thousands)                                       2000           1999
----------------------------------------------------------------------------

 REVENUES:
    Domestic                                         $128,392       $128,295
    International                                      49,040         44,326
                                                     --------       --------
          TOTAL                                      $177,432       $172,621

 COMPENSATION & BENEFITS:
    Domestic                                         $ 78,230       $ 80,824
    % of Revenues                                        60.9%          63.0%
    International                                      30,678         27,105
    % of Revenues                                        62.6%          61.1%
                                                     --------       --------
           TOTAL                                     $108,908       $107,929
            % of Revenues                                61.3%          62.5%

 EXPENSES OTHER THAN COMPENSATION &
 BENEFITS:
    Domestic                                         $ 36,733       $ 33,972
    % of Revenues                                        28.6%          26.5%
    International                                      13,068         13,152
    % of Revenues                                        26.6%          29.7%
                                                     --------       --------
           TOTAL                                     $ 49,801       $ 47,124
           % of Revenues                                 28.1%          27.3%

 OPERATING INCOME (1):
    Domestic                                         $ 13,429       $ 13,499
    % of Revenues                                        10.5%          10.5%
    International                                       5,294          4,069
    % of Revenues                                        10.8%           9.2%
                                                     --------       --------
           TOTAL                                     $ 18,723       $ 17,568
           % of Revenues                                 10.6%          10.2%
----------------------------------------------------------------------------

(1) Income before taxes, net corporate interest, and amortization of goodwill.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues from insurance companies, self-insured entities, and class action services totaled $128.4 million for the quarter ended March 31, 2000, an increase of 0.1% from the $128.3 million reported for the same period in 1999. Domestic revenues from insurance companies decreased 9.2% to $64.2 million for the quarter ended March 31, 2000, reflecting sluggish claim referrals during the quarter. Revenues from self-insured entities increased 4.3% to $50.6 million in the first quarter of 2000, continuing the trend that began in the fourth quarter of 1999. The insurance market appears to be hardening, resulting in higher insurance premiums and making self-insurance more attractive to Crawford's corporate clients. Revenues from class action services increased 50.2% to $13.6 million in the quarter ended March 31, 2000, due to the award of several new class action administration and inspection contracts to the Company.

Excluding the impact of class action services and acquired revenues, domestic unit volume, measured principally by cases received, decreased 15.5% in the first quarter of 2000 compared to the same period in 1999. This decrease was partially offset by a 10.8% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 4.7% decline in domestic revenues in the first quarter, excluding revenues from class action services and acquired revenues. Domestic insurance company referrals for high frequency, low severity claims declined in the quarter as the Company's insurance company clients chose to handle these claims telephonically to improve their short-term operating margins. This has resulted in an increase in the Company's average revenue per claim. New class action services contracts increased domestic revenues by 3.6% in the quarter, while the Company's acquisitions of PRISM Network Inc. in August 1999 and Greentree in March 2000 increased domestic revenues by 1.2%.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues decreased to 60.9% in the first quarter of 2000 as compared to 63.0% in the 1999 period. This decrease is due to the outsourcing of certain information technology functions and the Company's continuing efforts to grow revenues without expanding its employee base.

Domestic salaries and wages decreased to $66.0 million for the first quarter of 2000 from $68.1 million for the first quarter of 1999. This decline is due to a reduction in staffing levels. Payroll taxes and fringe benefits for domestic operations totaled $12.2 million in the first quarter of 2000, decreasing 3.1% from 1999 costs of $12.7 million for the comparable period. This decrease is due to the reduction in staffing levels and lower pension expense. Pension expense in 2000 was lower due to higher interest rates and favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 28.6% of revenues for the quarter ended March 31, 2000, up from 26.5% of revenues for the same period in 1999. This increase is due primarily to higher professional fees related to the outsourcing of certain information technology functions, higher costs related to the Company's self-insurance program, and increased bad debt expense.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations totaled $49.0 million for the first three months of 2000, a 10.6% increase from the $44.3 million reported in the first three months of 1999. This increase is largely due to increased referrals from new claims handling agreements entered into during the 1999 fourth quarter. Revenues are net of a 2.8% decline for the quarter ended March 31, 2000 due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 62.6% for the first three months of 2000 from 61.1% in the same period in 1999.

Salaries and wages of international personnel increased in the first quarter to 53.9% of revenue from 52.4% for the comparable period in 1999, due to an increase in staffing levels in the quarter to meet the anticipated demand for claims services under the new agreements. Payroll taxes and fringe benefits remained at 8.7% of revenues in the first quarter of 2000 and 1999.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.6% and 29.7% of international revenues for the first quarter of 2000 and 1999, respectively. The decline is due to lower bad debt and office supply expense.

FINANCIAL CONDITION

At March 31, 2000, current assets exceeded current liabilities by approximately $100.8 million, a decrease of $9.0 million from the working capital balance at December 31, 1999. Cash and cash equivalents at March 31, 2000 totaled $13.1 million, a decrease of $4.6 million from the balance at the end of 1999. Cash was generated primarily from operating activities and short-term and long-term borrowings, while the principal uses of cash were for repurchases of common stock, dividends paid to shareholders, and acquisitions of businesses.

During the first three months of 2000, the Company repurchased 2,147,000 shares of its Class A Common Stock and 129,000 shares of its Class B Common Stock at an average per share cost of $11.03 and $12.29, respectively. As of March 31, 2000, 829,900 shares remain to be repurchased under share repurchase programs authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of March 31, 2000 totaled $49.1 million, as compared to $38.9 million at the end of 1999. In March 2000, the Company obtained a five-year, $21 million term loan with a fixed interest rate of 7.7% to finance the repurchase of 1.9 million shares of its Class A Common Stock. This new loan increased the Company's long-term debt to $37.1 million as of March 31, 2000, compared to $16.1 million at December 31, 1999. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at March 31, 2000 was $229.3 million, compared with $250.3 million at December 31, 1999. The decrease is a result of the Company's share repurchase activity in the first quarter of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars, and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 27.6% of total revenues for the three months ended March 31, 2000. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new claims management system. As of March 31, 2000, approximately $16 million of internal and external costs have been capitalized in connection with this development project. The server-based system, which is scheduled to be deployed during 2000, is designed to streamline and automate the claims intake, assignment, management, and reporting functions. The Company believes the system will increase its competitive advantages. However, if the system fails to function as planned, it could adversely affect the Company's competitive position and results of operations.

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Company's Form 10-K for the year ended December 31, 1999, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY

The operating results of the Company's foreign subsidiaries are affected by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates affect the stockholders' investment of the Company. Amounts invested in the Company's foreign subsidiaries are considered to be permanently invested and are translated into U.S. dollars at the exchange rates in effect at the end of the respective periods. The resulting translation adjustments are recorded in stockholders' investment as cumulative translation adjustments. The cumulative translation adjustment component of stockholders' investment has increased $221,000 during the first quarter of 2000.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At March 31, 2000, the Company had $49.1 million in short-term loans outstanding with an average variable interest rate of 5.53%.

Long-term debt consisted of the following (in thousands):

        Description                         Interest Rate     Amount  Maturity
        ---------------------------------------------------------------------------------------------

        Term Loans                          6.8%             $15,000  September 2004, interest payable
                                                                      quarterly
                                            7.7%              21,000  March 2005, interest payable
                                                                      quarterly
        Mortgages secured
        by buildings                        7.3% - 7.8%          832  Various dates through 2003
        Capital lease obligations                                571
                                                             -------
           Total Debt                                         37,403
           Less Current Installments                            (315)
                                                             -------
           Total Long-term debt                              $37,088
                                                             =======

With the exception of the capital lease obligations, the above loans carry a fixed rate of interest.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of March 31, 2000, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 1999 (not presented herein), and, in our report dated January 28, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Arthur Andersen LLP

Atlanta, Georgia
May 10, 2000

PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

                  10.1 Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2000)

                  15.1     Letter from Arthur Andersen LLP

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

                                            CRAWFORD & COMPANY
                                            (Registrant)




Date: May 12, 2000                          /s/ Archie Meyers, Jr.
                                            ------------------------------------
                                            Archie Meyers, Jr.
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: May 12, 2000                          /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)



Date: May 12, 2000                          /s/ W. Bruce Swain
                                            ------------------------------------
                                            W. Bruce Swain
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit   No.                       Description                                         Sequential Page No.

  10.1            Crawford & Company 1997 Key Employee Stock Option
                  Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy
                  Statement for the Annual Meeting of Shareholders held on April 25, 2000)

  15.1            Letter from Arthur Andersen LLP                                          18

  27.1            Financial Data Schedule (For SEC use only)