Form 10-Q
period 2000-06-30
CRAWFORD & CO
filed 2000-08-14
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2000
                                       OR
         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES [X]     NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000 was as follows:
               CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,771,768
               CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     SIX MONTHS ENDED
                                                                --------------------------
                                                                JUNE 30,          JUNE 30,
                                                                  2000              1999
                                                                --------------------------

REVENUES                                                        $361,868          $342,448

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $16,015 in 2000 and $17,993 in 1999                     263,521           249,984

   Selling, general, and administrative expenses                  60,593            56,501

   Corporate interest, net                                         2,063             1,507

   Amortization of goodwill                                        1,561             1,189


------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                              327,738           309,181
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        34,130            33,267

PROVISION FOR INCOME TAXES                                        13,106            12,765
------------------------------------------------------------------------------------------

NET INCOME                                                      $ 21,024          $ 20,502
==========================================================================================

NET INCOME PER SHARE:
    BASIC                                                       $   0.43          $   0.41
    DILUTED                                                     $   0.43          $   0.41
==========================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                         49,235            50,205
    DILUTED                                                       49,353            50,297
==========================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                        $  0.275          $   0.26
    CLASS B COMMON STOCK                                        $  0.275          $   0.26
==========================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      QUARTER ENDED
                                                                --------------------------
                                                                JUNE 30,          JUNE 30,
                                                                  2000              1999
                                                                --------------------------

REVENUES                                                        $184,436          $169,827

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $7,926 in 2000 and $10,125 in 1999                      135,528           122,470

   Selling, general, and administrative expenses                  29,877            28,962

   Corporate interest, net                                         1,196               796

   Amortization of goodwill                                          800               628

------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                              167,401           152,856
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        17,035            16,971

PROVISION FOR INCOME TAXES                                         6,542             6,507
------------------------------------------------------------------------------------------

NET INCOME                                                      $ 10,493          $ 10,464
==========================================================================================

NET INCOME PER SHARE:
    BASIC                                                       $   0.22          $   0.21
    DILUTED                                                     $   0.22          $   0.21
==========================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                         48,436            49,814
    DILUTED                                                       48,543            49,876
==========================================================================================

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                        $ 0.1375          $   0.13
    CLASS B COMMON STOCK                                        $ 0.1375          $   0.13
==========================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               (UNAUDITED)
                                                                 JUNE 30,        DECEMBER 31,
                                                                   2000              1999
---------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $   16,801        $   17,716
   Accounts receivable, less allowance for doubtful
      accounts of $18,930 in 2000 and $20,182 in 1999              152,983           141,841
   Unbilled revenues, at estimated billable amounts                 91,888            91,039
   Prepaid expenses and other current assets                        16,336            17,240
--------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                        278,008           267,836
--------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                 158,297           166,552
   Less accumulated depreciation                                  (112,567)         (117,661)
--------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                   45,730            48,891
--------------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                 83,042            80,566
   Prepaid pension cost                                             48,756            49,995
   Capitalized software costs, net                                  23,312            18,449
   Other                                                            12,284             8,291
--------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                          167,394           157,301
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $  491,132        $  474,028
============================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)


                                                               (UNAUDITED)
                                                                 JUNE 30,        DECEMBER 31,
                                                                   2000              1999
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                        $   48,362        $   38,914
   Accounts payable                                                 28,711            29,575
   Accrued compensation and related costs                           21,770            23,825
   Accrued restructuring costs                                         929               973
   Self-insured risks                                               13,480            11,360
   Other accrued liabilities                                        37,255            30,044
   Deferred revenues                                                25,835            22,836
   Current installments of long-term debt                              236               463
--------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                   176,578           157,990
--------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                        36,923            16,053
   Deferred income taxes                                             6,737             6,571
   Deferred revenues                                                13,442            13,644
   Postretirement medical benefit obligation                         7,785             7,756
   Self-insured risks                                                9,401            10,241
   Other                                                            10,312            11,494
--------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                 84,600            65,759
--------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,692 and 25,892
      shares issued in 2000 and 1999, respectively                  23,692            25,892
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,707 and 24,826
      shares issued in 2000 and 1999, respectively                  24,707            24,826
   Additional paid-in-capital                                            0            22,309
   Retained earnings                                               192,242           185,975
   Cumulative translation adjustment                               (10,687)           (8,723)
--------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                              229,954           250,279
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                  $  491,132        $  474,028
============================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                --------------------------
                                                                JUNE 30,          JUNE 30,
                                                                  2000              1999
                                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 21,024          $ 20,502
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                             9,979             8,267
         Deferred income taxes                                       208                 0
         Loss on sales of property and equipment                     381               133
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                             (12,966)           (1,010)
            Unbilled revenues                                     (3,093)           (1,765)
            Accrued income taxes                                   8,298             6,455
            Accounts payable and accrued liabilities              (1,525)           (1,383)
            Accrued restructuring costs                           (1,211)           (5,772)
            Deferred revenues                                      3,059             3,346
            Prepaid expenses and other assets                     (2,217)            4,290
------------------------------------------------------------------------------------------
Net cash provided by operating activities                         21,937            33,063
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net                    (4,726)           (8,090)
   Capitalization of software costs                               (5,748)           (3,202)
   Acquisition of businesses, net of cash acquired                (5,244)          (10,048)
------------------------------------------------------------------------------------------
Net cash used in investing activities                            (15,718)          (21,340)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                (13,608)          (13,049)
   Repurchase of common stock                                    (26,173)          (12,845)
   Proceeds from exercise of stock options                           435               112
   Increase in short-term borrowings                              12,063            15,156
   Proceeds from long-term borrowings                             21,000                 0
   Payments on long-term debt                                       (249)             (727)
------------------------------------------------------------------------------------------
Net cash used in financing activities                             (6,532)          (11,353)
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        (602)             (264)
------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (915)              106
Cash and cash equivalents at beginning of period                  17,716             8,423
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 16,801          $  8,529
==========================================================================================

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

2. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2000.

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

4. On March 9, 2000, the Company repurchased 1,900,000 shares of the Company's Class A Common Stock from a subsidiary of the Swiss Reinsurance Group ("Swiss Re") at a cost of $11.00 per share. The shares were originally issued in June of 1998 in connection with the acquisition of Swiss Re's 40% minority interest in Crawford's international subsidiaries. This share repurchase was financed by a $21 million, five-year term loan with a fixed interest rate of 7.7%.

5. During the quarter and six months ended June 30, 2000, the Company utilized $618,000 and $1.2 million, respectively, of its restructuring reserves for payments due to employee separations and lease terminations. As of June 30, 2000, remaining restructuring reserves were $3.9 million, $3.0 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarter and six months ended June 30, 2000 and 1999:

                                                       Quarter ended              Six months ended
                                                   ----------------------      ----------------------
                                                   June 30,      June 30,      June 30,      June 30,
(In thousands, except per share data)                2000          1999          2000          1999
---------------------------------------------      --------      --------      --------      --------
Net income available to common shareholders        $ 10,493      $ 10,464      $ 21,024      $ 20,502
                                                   ========      ========      ========      ========

Weighted-average shares outstanding - Basic          48,436        49,814        49,235        50,205
Dilutive effect of stock options                        107            62           118            92
                                                   --------      --------      --------      --------
Weighted-average shares outstanding - Diluted        48,543        49,876        49,353        50,297
                                                   ========      ========      ========      ========

Basic net income per share                         $   0.22      $   0.21      $   0.43      $   0.41
                                                   ========      ========      ========      ========
Diluted net income per share                       $   0.22      $   0.21      $   0.43      $   0.41
                                                   ========      ========      ========      ========


Additional options to purchase 3,984,160 shares of Class A Common Stock at $11.02 to $19.50 per share were outstanding at June 30, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

7. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and six months ended June 30, 2000 and 1999.

                                                       Quarter ended              Six months ended
                                                   ----------------------      ----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Net income                                         $ 10,493      $ 10,464      $ 21,024      $ 20,502
Less: Foreign currency translation adjustment         2,185           775         1,964         1,584
                                                   --------      --------      --------      --------
Comprehensive income                               $  8,308      $  9,689      $ 19,060      $ 18,918
                                                   ========      ========      ========      ========


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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial information for the quarter and six months ended June 30, 2000 and 1999 covering the Company's reportable segments is presented below:

                                        Quarter ended              Six months ended
                                    ----------------------      ----------------------
                                    June 30,      June 30,      June 30,      June 30,
(In thousands)                        2000          1999          2000          1999
                                    --------      --------      --------      --------
REVENUES:
   Domestic                         $134,571      $126,148      $262,963      $254,443
   International                      49,865        43,679        98,905        88,005
                                    --------      --------      --------      --------
        TOTAL REVENUES              $184,436      $169,827      $361,868      $342,448

OPERATING INCOME:
   Domestic                         $ 13,480      $ 15,509      $ 26,909      $ 29,008
   International                       5,551         2,886        10,845         6,955
                                    --------      --------      --------      --------
        TOTAL OPERATING INCOME      $ 19,031      $ 18,395      $ 37,754      $ 35,963


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

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter and six months ended June 30, 2000 and 1999 are as follows:

                                                              Quarter ended               Six months ended
                                                         -----------------------       -----------------------
                                                         June 30,       June 30,       June 30,       June 30,
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
(in thousands)
REVENUES:
   Domestic                                              $134,571       $126,148       $262,963       $254,443
   International                                           49,865         43,679         98,905         88,005
                                                         --------       --------       --------       --------
          TOTAL                                          $184,436       $169,827       $361,868       $342,448

COMPENSATION & FRINGE BENEFITS:
   Domestic                                              $ 80,459       $ 75,896       $158,689       $156,720
   % of Revenues                                             59.8%          60.2%          60.4%          61.6%
   International                                           30,687         28,006         61,365         55,111
   % of Revenues                                             61.6%          64.1%          62.0%          62.6%
                                                         --------       --------       --------       --------
          TOTAL                                          $111,146       $103,902       $220,054       $211,831
           % of Revenues                                     60.3%          61.2%          60.8%          61.9%

EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   Domestic                                              $ 40,632       $ 34,743       $ 77,365       $ 68,715
   % of Revenues                                             30.2%          27.5%          29.4%          27.0%
   International                                           13,627         12,787         26,695         25,939
   % of Revenues                                             27.3%          29.3%          27.0%          29.5%
                                                         --------       --------       --------       --------
          TOTAL                                          $ 54,259       $ 47,530       $104,060       $ 94,654
          % of Revenues                                      29.4%          28.0%          28.8%          27.6%


OPERATING INCOME (1):
   Domestic                                              $ 13,480       $ 15,509       $ 26,909       $ 29,008
   % of Revenues                                             10.0%          12.3%          10.2%          11.4%
   International                                            5,551          2,886         10,845          6,955
   % of Revenues                                             11.1%           6.6%          11.0%           7.9%
                                                         --------       --------       --------       --------
          TOTAL                                          $ 19,031       $ 18,395       $ 37,754       $ 35,963
          % of Revenues                                      10.3%          10.8%          10.4%          10.5%
                                                         --------       --------       --------       --------


(1) Income before taxes, net corporate interest, and amortization of goodwill.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues from insurance companies, self-insured entities, and class action services totaled $134.6 million for the second quarter of 2000, an increase of 6.7% from the $126.1 million reported for the same period in 1999. Revenues from insurance companies increased 6.1% to $71.1 million for the second quarter of 2000, due primarily to an increase in managed care revenues resulting from the Company's recent strategic partnership with the Commercial Insurance Division of CNA. A surge in claim referrals related to the severe weather experienced in the Midwestern and Southwestern United States also contributed to this increase. Revenues from self-insured entities increased 3.4% to $50.0 million in the second quarter of 2000, continuing the trend that began in the fourth quarter of 1999. The insurance market continues to harden, which generally leads to higher insurance premiums, making self-insurance more attractive to Crawford's corporate clients. Revenues from class action services increased 24.6% to $13.5 million in the quarter ended June 30, 2000 due to the award of several new class action administration and inspection contracts to the Company.

Domestic revenues for the first six months of 2000 totaled $263.0 million, a 3.3% increase from 1999 revenues of $254.4 million. Revenues from insurance companies decreased 1.8% to $135.3 million for the six months ended June 30, 2000 due to a decline in claim referrals. Revenues from self-insured entities increased 3.8% to $100.6 million in the six months ended June 30, 2000. Revenues from class action services increased 36.2% to $27.1 million for the six months ended June 30, 2000.

Claims Volume Analysis

Excluding the impact of class action services and acquired revenues, domestic unit volume, measured principally by cases received, decreased 1.8% in the second quarter of 2000 compared to the same period in 1999. This decrease was offset by a 5.4% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 3.6% increase in domestic revenues in the second quarter, excluding revenues from class action services and acquired revenues. New class action services contracts increased domestic revenues by 2.0% in the second quarter compared to the prior year period. The Company's acquisitions of PRISM Network Inc. in August 1999 and Greentree in March 2000 increased domestic revenues over the prior year quarter by 1.1% for the quarter ended June 30, 2000.

Domestic unit volume, measured principally by cases received, and excluding the impact of class action services and acquired revenues, decreased 8.8% in the first six months of 2000. This decrease was partially offset by an 8.1% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.7% decline in domestic revenues in the first six months of 2000, excluding revenues from class action services and acquired revenues. New class action services contracts increased domestic revenues by 2.8% in the six months ended June 30, 2000, compared to the prior year period. The Company's acquisitions of PRISM Network Inc. in August 1999 and Greentree in March 2000 increased domestic revenues over the prior year period by 1.2% for the six months ended June 30, 2000.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues decreased to 59.8% in the second quarter of 2000 as compared to 60.2% in the 1999 quarter and to 60.4% for the six months ended June 30, 2000 from 61.6% in the 1999 period. These decreases are due primarily to the Company's outsourcing of certain information technology functions.

Domestic salaries and wages increased to $69.5 million and $135.5 million for the quarter and six months ended June 30, 2000, respectively, from $64.8 million and $132.9 million in the comparable 1999 periods. These increases resulted primarily from merit salary increases and higher compensation expense in the Company's class action and medical bill auditing units. Payroll taxes and fringe benefits for domestic operations totaled $10.9 million and $23.2 million in the second quarter and first six months of 2000, respectively, decreasing 1.6% and 2.4% from 1999 costs of $11.1 million and $23.8 million for the comparable periods. These decreases are due to lower pension expense in 2000 due to higher interest rates and favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 30.2% and 29.4% of revenues for the quarter and six months ended June 30, 2000, respectively, up from 27.5% and 27.0% of revenues for the same periods in 1999. These increases are due primarily to higher professional fees (related to outsourced functions in certain information technology and medical bill auditing units) and higher costs related to the Company's self-insurance program.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations increased from $43.7 million for the second quarter of 1999 to $49.9 million for the second quarter of 2000. Revenues from the first six months of 2000 totaled $98.9 million, a 12.4% increase from the $88.0 million reported in the first six months of 1999. These increases are largely due to increased referrals from new claims handling agreements entered into during the 1999 fourth quarter. Revenues are net of 4.8% and 4.0% declines during the quarter and six months ended June 30, 2000, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, decreased to 61.6% for the quarter ended June 30, 2000 from 64.1% for the same period in 1999. For the six-month period, compensation and fringe benefits decreased slightly as a percentage of revenue from 62.6% in 1999 to 62.0% in 2000. These decreases are due to the Company's increased use of existing service delivery capacity resulting from the growth in revenues.

Salaries and wages of international personnel decreased in the quarter ended June 30, 2000 to 53.3% of revenue from 55.3% for the comparable period in 1999. For the six-month period, salaries and wages decreased slightly as a percentage of revenues from 53.8% in 1999 to 53.5% in 2000. Payroll taxes and fringe benefits decreased as a percent of revenue to 8.3% and 8.5% for the quarter and six months ended June 30, 2000, respectively, compared to 8.8% for the same periods in 1999.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 27.3% and 27.0% of international revenues for the quarter and six months ended June 30, 2000, respectively, down from 29.3% and 29.5% for the same periods in 1999. These decreases are due to the Company's increased use of existing service delivery capacity resulting from the growth in revenues.

FINANCIAL CONDITION

At June 30, 2000 current assets exceeded current liabilities by approximately $101.4 million, a decrease of $8.4 million from the working capital balance at December 31, 1999. Cash and cash equivalents at June 30, 2000 totaled $16.8 million, a decrease of $0.9 million from the balance at the end of 1999. Cash was generated primarily from operating activities and short-term and long-term borrowings, while the principal uses of cash were for repurchases of common stock, dividends paid to shareholders, investments in computer software, and acquisitions of businesses.

During the first six months of 2000, the Company repurchased 2,226,000 shares of its Class A Common Stock and 133,000 shares of its Class B Common Stock at an average per share cost of $11.02 and $12.28, respectively. As of June 30, 2000, 745,900 shares remain to be repurchased under share repurchase programs authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of June 30, 2000 totaled $48.4 million, as compared to $38.9 million at the end of 1999. In March 2000, the Company obtained a five-year, $21 million term loan with a fixed interest rate of 7.7% to finance the repurchase of 1.9 million shares of its Class A Common Stock. This new loan increased the Company's long-term debt to $36.9 million as of June 30, 2000, compared to $16.1 million at December 31, 1999. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at June 30, 2000 was $230.0 million, compared with $250.3 million at December 31, 1999. The decrease is primarily a result of the Company's share repurchase activity in the first six months of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars, and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 27.3% of total revenues for the six months ended June 30, 2000. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new claims management system. As of June 30, 2000, approximately $18.9 million of internal and external costs have been capitalized in connection with this development project. The server-based system is designed to streamline and automate the claims intake, assignment, management, and reporting functions. The first phase of deployment for the system is scheduled for the second half of 2000. The Company believes the system will increase its competitive advantages. However, if the system fails to function as planned, it could adversely affect the Company's competitive position and results of operations.

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

FOREIGN CURRENCY

The operating results of the Company's foreign subsidiaries are affected by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates affect the shareholders' investment of the Company. Amounts invested in the Company's foreign subsidiaries are considered to be permanently invested and are translated into U.S. dollars at the exchange rates in effect at the end of the respective periods. The resulting translation adjustments are recorded in shareholders' investment as cumulative translation adjustments. The cumulative translation adjustment reduced shareholders' investment $2.0 million during the first six months of 2000.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings.

At June 30, 2000, the Company had $48.4 million in short-term loans outstanding with an average variable interest rate of 5.60%.

Long-term debt consisted of the following (in thousands):


Description                   Interest Rate    Amount       Maturity
--------------------------------------------------------------------------------------------

Term Loans                    6.8%             $15,000      September 2004, interest payable
                                                            quarterly
                              7.7%              21,000      March 2005, interest payable
                                                            quarterly
Mortgages secured
by buildings                  7.3% - 7.8%          832      Various dates through 2003
Capital lease obligations                          327
                                               -------
   Total Debt                                   37,159
   Less Current Installments                      (236)
                                               -------
   Total Long-term debt                        $36,923
                                               =======

With the exception of the capital lease obligations, the above loans carry a fixed rate of interest.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 1999 and the related statements of income, retained earnings and cash flows for the year then ended (not presented separately herein), and, in our report, dated January 28, 2000, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Arthur Andersen LLP

Atlanta, Georgia
August 11, 2000

PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On April 25, 2000, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, the Class B Shareholders, the only class entitled to vote at the meeting, voted on (i) the election of ten (10) Directors for a one-year term; (ii) amendment of the 1997 Key Employee Stock Option Plan; and
                  (iii) ratification of the selection of Arthur Andersen LLP as the Registrant's auditor for the year ending December 31, 2000. The results of that voting are as follows:

                  ELECTION OF DIRECTORS


                                                       For                Withheld
                                                       ---                --------

                  Forrest L. Minix                  23,963,197            203,811
                  J. Hicks Lanier                   23,967,531            199,477
                  Charles Flather                   23,966,731            200,277
                  Linda K. Crawford                 23,965,796            201,212
                  Jesse C. Crawford                 23,968,726            198,282
                  Larry L. Prince                   23,966,731            200,277
                  John A. Williams                  23,966,581            200,427
                  E. Jenner Wood, III               23,920,366            246,642
                  Archie Meyers, Jr.                23,966,146            200,862
                  Grover L. Davis                   23,967,531            199,477

                  AMEND 1997 KEY EMPLOYEE STOCK OPTION PLAN


                      For              Against        Abstain       Broker No Vote
                  ----------          ---------       -------       --------------
                  20,585,196          1,640,213        94,351       1,847,248

                  RATIFICATION OF APPOINTMENT OF AUDITORS


                      For              Against        Abstain
                  ----------           -------        -------
                  24,146,189            6,590          14,229

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

                                            CRAWFORD & COMPANY
                                            (Registrant)




Date: August 11, 2000                       /s/ Archie Meyers, Jr.
                                            ------------------------------------
                                            Archie Meyers, Jr.
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: August 11, 2000                       /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)



Date: August 11, 2000                       /s/ W. Bruce Swain
                                            ------------------------------------
                                            W. Bruce Swain
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                       Description                        Sequential Page No.

  15.1            Letter from Arthur Andersen LLP                            20

  27.1            Financial Data Schedule (For SEC use only)