Form 10-Q
period 2000-09-30
CRAWFORD & CO
filed 2000-11-13
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended September 30, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               -------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000 was as follows:
                CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,774,067
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    NINE MONTHS ENDED
                                                               ----------------------------
                                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2000           1999
                                                               -------------  -------------

REVENUES                                                         $  541,985     $  510,699

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $24,517 in 2000 and $27,083 in 1999                        396,065        373,405

   Selling, general, and administrative expenses                     90,514         86,656

   Corporate interest, net                                            3,205          2,452

   Amortization of goodwill                                           2,393          1,766
                                                                 ----------     ----------
           TOTAL COSTS AND EXPENSES                                 492,177        464,279
                                                                 ----------     ----------

INCOME BEFORE INCOME TAXES                                           49,808         46,420

PROVISION FOR INCOME TAXES                                           19,126         17,825
                                                                 ----------     ----------

NET INCOME                                                       $   30,682     $   28,595
                                                                 ==========     ==========

NET INCOME PER SHARE:
    BASIC                                                        $     0.63     $     0.57
    DILUTED                                                      $     0.63     $     0.57
                                                                 ==========     ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                            48,974         50,257
    DILUTED                                                          49,064         50,436
                                                                 ==========     ==========

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                         $   0.4125     $     0.39
    CLASS B COMMON STOCK                                         $   0.4125     $     0.39
                                                                 ==========     ==========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      QUARTER ENDED
                                                               ----------------------------
                                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2000           1999
                                                               -------------  -------------

REVENUES                                                         $  180,117     $  168,251

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $8,502 in 2000 and $9,090 in 1999                          132,544        123,421

   Selling, general, and administrative expenses                     29,921         30,155

   Corporate interest, net                                            1,142            945

   Amortization of goodwill                                             832            577
                                                                 ----------     ----------

           TOTAL COSTS AND EXPENSES                                 164,439        155,098
                                                                 ----------     ----------

INCOME BEFORE INCOME TAXES                                           15,678         13,153

PROVISION FOR INCOME TAXES                                            6,020          5,060
                                                                 ----------     ----------

NET INCOME                                                       $    9,658     $    8,093
                                                                 ==========     ==========

NET INCOME PER SHARE:
    BASIC                                                        $     0.20     $     0.16
    DILUTED                                                      $     0.20     $     0.16
                                                                 ==========     ==========


WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC                                                            48,458         50,361
    DILUTED                                                          48,537         50,548
                                                                 ==========     ==========

CASH DIVIDENDS PER SHARE:
    CLASS A COMMON STOCK                                         $   0.1375     $     0.13
    CLASS B COMMON STOCK                                         $   0.1375     $     0.13
                                                                 ==========     ==========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                      2000             1999
                                                                 -------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   27,559       $   17,716
   Accounts receivable, less allowance for doubtful
      accounts of $17,822 in 2000 and $20,182 in 1999                 147,038          141,841
   Unbilled revenues, at estimated billable amounts                    92,946           91,039
   Prepaid expenses and other current assets                           14,118           17,240
                                                                   ----------       ----------
       TOTAL CURRENT ASSETS                                           281,661          267,836
                                                                   ----------       ----------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                    156,894          165,113
   Less accumulated depreciation                                     (113,210)        (117,016)
                                                                   ----------       ----------
       NET PROPERTY AND EQUIPMENT                                      43,684           48,097
                                                                   ----------       ----------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                    83,137           80,566
   Prepaid pension cost                                                48,227           49,995
   Capitalized software costs, net                                     27,046           19,243
   Other                                                               11,847            8,291
                                                                   ----------       ----------
       TOTAL OTHER ASSETS                                             170,257          158,095
                                                                   ----------       ----------

TOTAL ASSETS                                                       $  495,602       $  474,028
                                                                   ==========       ==========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                             (UNAUDITED)
                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                 2000              1999
                                                            -------------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                      $   49,009        $   38,914
   Accounts payable                                               28,992            29,575
   Accrued compensation and related costs                         23,419            23,825
   Accrued restructuring costs                                       721               973
   Self-insured risks                                             13,536            11,360
   Other accrued liabilities                                      40,491            30,044
   Deferred revenues                                              23,367            22,836
   Current installments of long-term debt                            219               463
                                                              ----------        ----------
       TOTAL CURRENT LIABILITIES                                 179,754           157,990
                                                              ----------        ----------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                      36,814            16,053
   Deferred income taxes                                           6,716             6,571
   Deferred revenues                                              13,616            13,644
   Postretirement medical benefit obligation                       7,785             7,756
   Self-insured risks                                              8,922            10,241
   Other                                                          10,042            11,494
                                                              ----------        ----------
       TOTAL NONCURRENT LIABILITIES                               83,895            65,759
                                                              ----------        ----------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,774 and 25,892
      shares issued in 2000 and 1999, respectively                23,774            25,892
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 and 24,826
      shares issued in 2000 and 1999, respectively                24,697            24,826
   Additional paid-in-capital                                          0            22,309
   Retained earnings                                             195,843           185,975
   Cumulative translation adjustment                             (12,361)           (8,723)
                                                              ----------        ----------
       TOTAL SHAREHOLDERS' INVESTMENT                            231,953           250,279
                                                              ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $  495,602        $  474,028
                                                              ==========        ==========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                      ------------------------------
                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2000             1999
                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   30,682       $   28,595
   Reconciliation of net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      14,723           12,289
         Deferred income taxes                                                 278              650
         Loss on sales of property and equipment                               512              278
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                        (7,719)           4,968
            Unbilled revenues                                               (4,996)          (4,887)
            Accrued income taxes                                            12,156            2,815
            Accounts payable and accrued liabilities                           875            1,793
            Accrued restructuring costs                                     (1,756)          (7,169)
            Deferred revenues                                                  650           11,336
            Prepaid expenses and other assets                                  238            8,237
                                                                        ----------       ----------
Net cash provided by operating activities                                   45,643           58,905
                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net                              (6,994)         (14,769)
   Capitalization of software costs                                         (9,264)          (5,035)
   Acquisition of businesses, net of cash acquired                          (7,195)          (9,555)
                                                                        ----------       ----------
Net cash used in investing activities                                      (23,453)         (29,359)
                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                          (20,273)         (19,650)
   Repurchase of common stock                                              (26,396)         (13,071)
   Proceeds from exercise of stock options                                   1,299              948
   Increase in short-term borrowings                                        12,960            5,383
   Proceeds from long-term borrowings                                       21,000           15,000
   Payments on long-term debt                                                 (309)            (792)
                                                                        ----------       ----------
Net cash used in financing activities                                      (11,719)         (12,182)
                                                                        ----------       ----------
Effect of exchange rate changes on cash and cash equivalents                  (628)             (97)
                                                                        ----------       ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                        9,843           17,267
Cash and cash equivalents at beginning of period                            17,716            8,423
                                                                        ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   27,559       $   25,690
                                                                        ==========       ==========

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

2. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2000.

3. On March 3, 2000, the Company acquired the net assets and business of Greentree Investigations, Inc. ("Greentree") for a cash purchase price of $942,301. The Company acquired assets with a fair value of $1,653,902, including goodwill related to the purchase of $1,150,827, and assumed liabilities of $711,601. The purchase price may be increased based on future earnings of Greentree through April 3, 2005. This transaction was accounted for by the purchase method of accounting.

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

5. During the quarter ended September 30, 2000, the Company recorded international acquisitions in Holland and France, for an aggregate cash purchase price of $3,633,238. The Company acquired assets with a fair value of $4,561,282, including goodwill related to the purchases of $1,737,406, and assumed liabilities of $928,044. These transactions were accounted for by the purchase method of accounting.

6. During the quarter and nine months ended September 30, 2000, the Company utilized $545,000 and $1.7 million, respectively, of its restructuring reserves for payments related to employee separations and lease terminations. As of September 30, 2000, remaining restructuring reserves were $3.4 million, $2.7 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

remaining reserves are adequate to complete its plan.

7. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarter and nine months ended September 30, 2000 and 1999:

                                                              Quarter ended               Nine months ended
                                                      ----------------------------  ----------------------------
                                                      September 30,  September 30,  September 30,  September 30,
   (In thousands, except per share data)                   2000           1999           2000           1999
                                                      -------------  -------------  -------------  -------------

Net income available to common shareholders              $  9,658       $  8,093       $ 30,682       $ 28,595
                                                         ========       ========       ========       ========

Weighted-average shares outstanding - Basic                48,458         50,361         48,974         50,257
Dilutive effect of stock options                               79            187             90            179
                                                         --------       --------       --------       --------
Weighted-average shares outstanding - Diluted              48,537         50,548         49,064         50,436
                                                         ========       ========       ========       ========

Basic net income per share                               $   0.20       $   0.16       $   0.63       $   0.57
                                                         ========       ========       ========       ========
Diluted net income per share                             $   0.20       $   0.16       $   0.63       $   0.57
                                                         ========       ========       ========       ========

Additional options to purchase 4,004,160 shares of Class A Common Stock at $11.00 to $19.50 per share were outstanding at September 30, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

8. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and nine months ended September 30, 2000 and 1999:

                                                        Quarter ended               Nine months ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
(In thousands)                                        2000           1999           2000           1999
                                                 -------------  -------------  -------------  -------------

Net income                                          $  9,658       $  8,093       $ 30,682       $ 28,595
Foreign currency translation adjustment               (1,674)           423         (3,638)        (1,161)
                                                    --------       --------       --------       --------
Comprehensive income                                $  7,984       $  8,516       $ 27,044       $ 27,434
                                                    ========       ========       ========       ========

9. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch or representative offices located in 64 other countries

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating income, defined as income before taxes, net corporate interest, and amortization of goodwill.

Financial information for the quarter and nine months ended September 30, 2000 and 1999 covering the Company's reportable segments is presented below:

                                              Quarter ended                Nine months ended
                                       ----------------------------  ----------------------------
                                       September 30,  September 30,  September 30,  September 30,
        (In thousands)                      2000           1999           2000           1999
                                       -------------  -------------  -------------  -------------

REVENUES:
   Domestic                               $132,290       $126,876       $395,253       $381,319
   International                            47,827         41,375        146,732        129,380
                                          --------       --------       --------       --------
        TOTAL REVENUES                    $180,117       $168,251       $541,985       $510,699
                                          ========       ========       ========       ========

OPERATING INCOME:
   Domestic                               $ 13,841       $ 14,592       $ 40,750       $ 43,600
   International                             3,811             83         14,656          7,038
                                          --------       --------       --------       --------
        TOTAL OPERATING INCOME            $ 17,652       $ 14,675       $ 55,406       $ 50,638
                                          ========       ========       ========       ========

10. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments. SFAS 133, which will be effective for the Company in 2001, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the new standard is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101, which will be adopted by the Company in the fourth quarter 2000, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company does not anticipate the adoption of this SAB will have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion analyzing the Company's results reported by its two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding taxes on income, net corporate interest, and amortization of goodwill.

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter and nine months ended September 30, 2000 and 1999 are as follows:

                                                                   Quarter ended                 Nine months ended
                                                           -----------------------------   -----------------------------
                                                           September 30,   September 30,   September 30,   September 30,
   (In thousands)                                               2000            1999            2000            1999
                                                           -------------   -------------   -------------   -------------

REVENUES:
   Domestic                                                   $132,290        $126,876        $395,253        $381,319
   International                                                47,827          41,375         146,732         129,380
                                                              --------        --------        --------        --------
         TOTAL                                                $180,117        $168,251        $541,985        $510,699

COMPENSATION & FRINGE BENEFITS:
   Domestic                                                   $ 79,689        $ 77,956        $238,378        $234,676
   % of Revenues                                                  60.2%           61.4%           60.3%           61.5%
   International                                                31,069          27,423          92,434          82,534
   % of Revenues                                                  65.0%           66.3%         63.0 %            63.8%
                                                              --------        --------        --------        --------
          TOTAL                                               $110,758        $105,379        $330,812        $317,210
           % of Revenues                                          61.5%           62.6%           61.0%           62.1%

EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   Domestic                                                   $ 38,760        $ 34,328        $116,125        $103,043
   % of Revenues                                                  29.3%           27.1%           29.4%           27.1%
   International                                                12,947          13,869          39,642          39,808
   % of Revenues                                                  27.0%           33.5%           27.0%           30.8%
                                                              --------        --------        --------        --------
          TOTAL                                               $ 51,707        $ 48,197        $155,767        $142,851
          % of Revenues                                           28.7%           28.7%           28.8%           28.0%
                                                              --------        --------        --------        --------
OPERATING INCOME(1):
   Domestic                                                   $ 13,841        $ 14,592        $ 40,750        $ 43,600
   % of Revenues                                                  10.5%           11.5%           10.3%           11.4%
   International                                                 3,811              83          14,656           7,038
   % of Revenues                                                   8.0%            0.2%           10.0%            5.4%
                                                              --------          ------          ------          ------
          TOTAL                                               $ 17,652        $ 14,675        $ 55,406        $ 50,638
          % of Revenues                                            9.8%            8.7%           10.2%            9.9%

(1) Income before taxes, net corporate interest, and amortization of goodwill.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues by market type for the quarter and nine months ended September 30, 2000 are as follows:

                                                    Quarter ended                             Nine months ended
                                       ----------------------------------------   ----------------------------------------
                                       September 30,  September 30,               September 30,  September 30,
(In thousands)                              2000           1999        Variance        2000           1999        Variance
                                       -------------  -------------    --------   -------------  -------------    --------

Insurance companies                       $ 72,678       $ 67,852          7.1%      $207,975       $205,554          1.2%
Self-insured entities                       49,155         48,654          1.0%       149,743        145,519          2.9%
Class action services                       10,457         10,370          0.8%        37,535         30,246         24.1%
                                          --------       --------                    --------       --------
        TOTAL DOMESTIC REVENUES           $132,290       $126,876          4.3%      $395,253       $381,319          3.7%
                                          ========       ========                    ========       ========

Revenues from insurance companies increased for the second consecutive quarter, to $72.7 million, due primarily to an increase in managed care revenues resulting from the Company's recent strategic partnership with a large domestic insurance company. Revenues from self-insured clients increased to $49.2 million in the quarter, while class action administration and inspection revenues increased to $10.5 million. The Company has a strong backlog of class action administration contract awards that will contribute to its revenues in 2001.

Case Volume Analysis

Excluding the impact of class action services and acquired revenues, domestic unit volume, measured principally by cases received, decreased 5.4% in the third quarter of 2000 compared to the same period in 1999. This decrease was offset by a 7.5% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.1% increase in domestic revenues in the third quarter, excluding revenues from class action services and acquired revenues. Growth in class action services increased domestic revenues by 0.1% in the third quarter compared to the prior year period. The Company's acquisitions of PRISM Network Inc. ("PRISM") in August 1999 and Greentree in March 2000 (included in non-class action revenues) increased domestic revenues over the prior year period by 2.1% for the quarter ended September 30, 2000.

Domestic unit volume, measured principally by cases received, and excluding the impact of class action services and acquired revenues, decreased 7.7% in the first nine months of 2000 compared to the same period in 1999. This decrease was offset by an 8.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.3% increase in domestic revenues for the first nine months of 2000, excluding revenues from class action services and acquired revenues. The Company's domestic insurance company referrals for high frequency, low severity claims have declined during the year as the Company's insurance company clients have chosen to handle these claims telephonically to improve short-term operating margins. This has resulted in an increase in the Company's average revenue per claim. Growth in class action services increased domestic revenues by 1.9% in the nine months ended September 30, 2000, compared to the prior year period. The Company's acquisitions of PRISM in August 1999 and Greentree in March 2000 (included in non-class action revenues) increased domestic revenues over the prior year period by 1.5% for the nine months ended September 30, 2000.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues decreased to 60.2% in the third quarter of 2000 as compared to 61.4% in the 1999 quarter, and to 60.3% for the nine months ended September 30, 2000 from 61.5% in the 1999 period. These decreases are due primarily to the Company's outsourcing of certain information technology functions.

Domestic salaries and wages increased to $69.2 million and $204.7 million for the quarter and nine months ended September 30, 2000, respectively, from $66.9 million and $199.9 million in the comparable 1999 periods. These increases resulted primarily from merit salary increases and higher compensation expense in the Company's class action and medical bill auditing units. Payroll taxes and fringe benefits for domestic operations totaled $10.5 million and $33.7 million in the third quarter and first nine months of 2000, respectively, decreasing 4.5% and 3.2% from 1999 costs of $11.0 million and $34.8 million for the comparable periods. These decreases are primarily due to lower pension expense in 2000 resulting from higher interest rates and favorable investment returns.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 29.3% and 29.4% of revenues for the quarter and nine months ended September 30, 2000, respectively, up from 27.1% of revenues for the same periods in 1999. These increases are due primarily to higher professional fees (related to outsourced functions in certain information technology units) and higher costs related to the Company's self-insurance program.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations increased 15.6%, from $41.4 million for the third quarter of 1999 to $47.8 million for the third quarter of 2000. Revenues for the first nine months of 2000 totaled $146.7 million, a 13.4% increase from the $129.4 million reported in the first nine months of 1999. These increases are largely due to increased referrals from new claims handling agreements entered into during the 1999 fourth quarter. Several small strategic acquisitions in Holland and France contributed 2.1% and 1.7% of the revenue increase for the quarter and nine months ended September 30, 2000, respectively. Revenues are net of 3.7% and 4.9% declines during the quarter and nine months ended September 30, 2000, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, decreased to 65.0% for the quarter ended September 30, 2000 from 66.3% for the same period in 1999. For the nine-month period, compensation and fringe benefits decreased slightly as a percentage of revenue from 63.8% in 1999 to 63.0% in 2000. These decreases are due to the Company's increased use of existing service delivery capacity resulting from the growth in revenues.

Salaries and wages of international personnel decreased in the quarter ended September 30, 2000 to 56.6% of revenue from 57.3% for the comparable period in 1999. For the nine-month period, salaries and wages decreased slightly as a percentage of revenues from 54.9% in 1999 to 54.5% in 2000. Payroll taxes and fringe benefits decreased as a percent of revenue to 8.4% and 8.5% for the quarter and nine months ended September 30, 2000, respectively, compared to 9.0% and 8.9% for the same periods in 1999.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 27.0% of international revenues for the quarter and nine months ended September 30, 2000, respectively, down from 33.5% and 30.8% for the same periods in 1999. These decreases are due to the Company's increased use of existing service delivery capacity resulting from the growth in revenues and reduced bad debt expense during the quarter due to the collection of old, outstanding accounts.

FINANCIAL CONDITION

At September 30, 2000 current assets exceeded current liabilities by approximately $101.9 million, a decrease of $7.9 million from the working capital balance at December 31, 1999. Cash and cash equivalents at September 30, 2000 totaled $27.6 million, an increase of $9.8 million from the balance at the end of 1999. Cash was generated primarily from operating activities and short-term and long-term borrowings, while the principal uses of cash were for repurchases of common stock, dividends paid to shareholders, investments in computer software, and acquisitions of businesses.

During the first nine months of 2000, the Company repurchased 2,236,000 shares of its Class A Common Stock and 143,000 shares of its Class B Common Stock at an average per share cost of $11.19 and $12.21, respectively. As of September 30, 2000, 725,900 shares remain to be repurchased under share repurchase programs authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of September 30, 2000 totaled $49.0 million, as compared to $38.9 million at the end of 1999. In March 2000, the Company obtained a five-year, $21 million term loan with a fixed interest rate of 7.7% to finance the repurchase of 1.9 million shares of its Class A Common Stock. This new loan increased the Company's long-term debt to $36.8 million as of September 30, 2000, compared to $16.1 million at December 31, 1999. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained as a natural hedge against the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at September 30, 2000 was $232.0 million, compared with $250.3 million at December 31, 1999. The decrease is primarily a result of the Company's share repurchase activity in the first nine months of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars, and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 27.1% of total revenues for the nine months ended September 30, 2000. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

NEW CLAIMS MANAGEMENT SYSTEM

During 1998, the Company began the development of a new domestic claims management system. As of September 30, 2000, approximately $16.4 million of internal and external costs have been capitalized in connection with this development project. The server-based system is designed to streamline and automate the claims intake, assignment, management, and reporting functions. The first phase of deployment for the system, originally scheduled for 1999, is currently scheduled for the first half of 2001. If the system fails to function as planned, it could adversely affect the Company's results of operations.

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

FOREIGN CURRENCY

The operating results of the Company's foreign subsidiaries are affected by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates affect the shareholders' investment of the Company. Amounts invested in the Company's foreign subsidiaries are considered to be permanently invested and are translated into U.S. dollars at the exchange rates in effect at the end of the respective periods. The resulting translation adjustments are recorded in shareholders' investment as cumulative translation adjustments. The cumulative translation adjustment reduced shareholders' investment by $3.6 million during the first nine months of 2000.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings.

At September 30, 2000, the Company had $49.0 million in short-term loans outstanding with an average variable interest rate of 5.7%.

Long-term debt consisted of the following (in thousands):

Description                         Interest Rate      Amount      Maturity
-----------                         -------------     --------     --------

Term loans                          6.8%              $ 15,000     September 2004, interest payable quarterly
                                    7.7%                21,000     March 2005, interest payable quarterly
Mortgages secured
by buildings                        7.3% - 7.8%            832     Various dates through 2003
Capital lease obligations                                  201
                                                      --------
   Total debt                                           37,033
   Less current installments                              (219)
                                                      --------
   Total long-term debt                               $ 36,814
                                                      ========

With the exception of the capital lease obligations, the above loans carry a fixed rate of interest.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 1999 (not presented separately herein), and, in our report, dated January 28, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ Arthur Andersen LLP

Atlanta, Georgia
November 13, 2000

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

                                        CRAWFORD & COMPANY
                                        (Registrant)


Date: November 13, 2000                 /s/ Archie Meyers, Jr.
                                        ----------------------------------------
                                        Archie Meyers, Jr.
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


Date: November 13, 2000                 /s/ John F. Giblin
                                        ----------------------------------------
                                        John F. Giblin
                                        Executive Vice President - Finance
                                        (Principal Financial Officer)


Date: November 13, 2000                 /s/ W. Bruce Swain
                                        ----------------------------------------
                                        W. Bruce Swain
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                    Description                            Sequential Page No.

   15.1            Letter from Arthur Andersen LLP                            20

   27.1            Financial Data Schedule (For SEC use only)