Form 10-K
period 2000-12-31
CRAWFORD & CO
filed 2001-03-23
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -------------

Commission file number 1-10356.
                       -------

                               CRAWFORD & COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Georgia                                 58-0506554
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                       Identification Number)

5620 Glenridge Dr., N.E., Atlanta, Georgia                   30342
---------------------------------------------    -------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $119,912,600 as of March 2, 2001, based upon the closing price as reported on NYSE on such date. *All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 2001, was:

           Class A Common Stock - $1.00 Par Value - 23,754,704 Shares
           Class B Common Stock - $1.00 Par Value - 24,697,172 Shares
--------------------------------------------------------------------------------

Documents incorporated by reference:

(1) Annual Report to Shareholders for the Year Ended December 31, 2000, Part I -
Item 2; Part II - Items 5, 6, 7, 7A and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, Part III -Items 10, 11, 12, and 13.

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

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from the Registrant's domestic and international operations are shown in the following schedule:

                                   Years Ended December 31,
                                  --------------------------

                                   2000      1999      1998
                                  ------    ------    ------

Domestic Operations                 72.9%     74.6%     74.8%

International Operations            27.1%     25.4%     25.2%
                                  ------    ------    ------

                                   100.0%    100.0%    100.0%
                                  ======    ======    ======

DOMESTIC OPERATIONS. Domestic claims services are provided by the Registrant to two different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides. The Registrant also services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them with a more complete range of services, including the supervision of field locations, information services and medical cost-containment.

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

         - Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include pre-admission review of hospitalizations, second surgical opinions, concurrent hospital utilization review, and discharge planning. Early intervention services seek to actively control medical and indemnity costs at the onset of a claim through nurse screening for severity as claims are received from XPressLink(SM) or directly from the client.

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

ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group ("RSG") provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, SISDAT(SM), and has developed the SIGMA(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

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

         - THE PRISM NETWORK, INC. - is a subsidiary of the Registrant, acquired in August of 1999, which contracts with a network of contractors ("repairNet(R)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market repairNet to property insurance companies to facilitate faster, more economical resolution of smaller property damage claims under home-owner policies.

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

INTERNATIONAL OPERATIONS. In December 1996, an English subsidiary of the Registrant (renamed Crawford-THG Limited) acquired all of the non-United States operations of the Thomas Howell Group, a London, England based international loss adjusting enterprise owned by a subsidiary of Swiss Reinsurance Company ("Swiss Re") of Zurich, Switzerland, which received stock in Crawford-THG Limited as consideration for the transfer. Concurrently, all of the Registrant's non-U.S. subsidiaries were transferred to Crawford-THG Limited, in which the Registrant retained a sixty percent (60%) interest and Swiss Re's subsidiary received a forty percent (40%) interest. In June 1998, Swiss Re's subsidiary exchanged its forty percent (40%) interest in Crawford-THG for 1,900,000 shares of the Registrant's Class A Common Stock. All of the Registrant's principal international operations are now wholly-owned by the Registrant. On July 13, 1998, the Registrant, through a wholly-owned subsidiary, acquired all of the outstanding shares in Adjusters Canada Incorporated, a Canadian loss adjusting company. On December 31, 1998, Adjusters Canada Incorporated and Crawford-THG (Canada) Limited were amalgamated into Crawford Adjusters Canada Incorporated.

Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2000, 1999 and 1998 consolidated financial statements reflect the non-North American financial position as of October 31, 2000, 1999, and 1998 and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 2000, 1999, and 1998.

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

SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the United States and approximately 300 offices in 65 countries throughout the rest of the world.

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

At December 31, 2000, the total number of full-time employees was 7,825 compared with 7,684 at December 31, 1999. In addition, Registrant employs a significant number of part-time employees as and when the demand for services requires. The Registrant, through its Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

ITEM 2.  PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 2000, the Registrant leased approximately 598 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant also leases certain computer equipment. See Note 4 of Notes to Consolidated Financial Statements included in the Registrant's 2000 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

As of December 31, 2000, the Registrant owned or leased approximately 1,538 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel.

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

The Registrant has been served with federal grand jury subpoenas for company records related primarily to its claims management and healthcare management businesses dating back to 1992. It has been advised by government attorneys that the subject of the investigation is the billing practices of the Registrant. The Registrant is cooperating fully in the investigation and has undertaken an internal review of these matters by independent outside legal counsel and forensic accountants. Given the preliminary and prospective nature of the governments investigation and the Registrant's internal review, the Registrant can not now predict when the investigation or its review will be completed, their respective ultimate outcomes, the costs of the investigation and internal review, nor the effect thereof on the Registrant's financial condition or results of operations. Government civil or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective business opportunities, could have a material adverse effect on the Registrant's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

      Name                                                    Office                                            Age
      ----                                                    ------                                            ---

A. L. Meyers, Jr.           Chairman and Chief Executive Officer                                                 63
G. L. Davis                 President and Chief Operating Officer                                                49
S. V. Festa                 Executive Vice President - Risk Management Services                                  41
J. F. Giblin                Executive Vice President - Finance                                                   44
Victoria Holland            Executive Vice President - Healthcare Management Services                            56
J. A. McGee                 Executive Vice President - Claims Management Services                                50
J. F. Osten                 Executive Vice President-General Counsel & Corporate Secretary                       59
H. L. Rogers                Executive Vice President - Technical Services                                        44
W. L. Beach                 Senior Vice President - Human Resources                                              56
G. P. Hodson                Executive Vice President  - Crawford & Company International, Inc. - European,       54
                            African & Asia-Pacific Operations
J. T. Bowman                Senior Vice President - Crawford & Company International, Inc.  Regional             47
                            Managing Director - Americas

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

Mr. Davis was appointed to his present position effective July 27, 1999. From November 1, 1998 to July 27, 1999 he was Senior Vice President of the Claims Management Services business unit, a position he also held from August 1, 1997 to April 1, 1998. From April, 1998 to October 31, 1998 Mr. Davis was Manager of the Registrant's Dallas Service Center. From May of 1996 to August of 1997 he was Vice President - National Sales Manager for Claims Management Services and from July 1994 to May of 1996 he was a Regional Manager in Claims Management Services operations, first as an Assistant Vice President and then Vice President.

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

Mr. Hodson was appointed to his present position with the Registrant April 27, 2000. Prior to this appointment he was Senior Vice President of the Strategic Planning Office. In 1997 he was promoted to Senior Vice President of Project Office and in 1998 was Senior Vice President of Claims Management Services, Field Operations. In 1995 he became Vice President Regional Manager of the Southeast Region for the Registrant and in 1996 was promoted to Vice President of Casualty Operations.

Mr. Bowman was appointed to his present position August 1997, first as a Vice President and then in August 1999 as a Senior Vice President. From January 1, 1996 to August, 1997 he was Vice President in charge of International Strategic Planning and from January 1, 1995 to December 31, 1995 he was the Registrant's International Director of Finance.

Officers of the Registrant are appointed annually by the Board of Directors of Registrant, except for Messrs. Hodson and Bowman, who are appointed by the Board of Directors of Crawford & Company International, Inc.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information required by this Item is included on page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, under the caption "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included on page 22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, under the caption "Market Risks" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 23-40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 12-13 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-8 under the captions "Executive Compensation and Other Information" and "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and on page 12 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 9-11 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 11 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Registrant's 2000 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 2000 and 1999, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2000, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                  Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -        Consolidated Balance Sheets -- December 31, 2000 and
                           1999

                  - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2000, 1999, and 1998

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

                  - Notes to Consolidated Financial Statements - December 31, 2000, 1999, and 1998

         2.       Financial Statement Schedule

                  -        Report of Independent Public Accountants as to
                           Schedule

         Schedule
          Number
         --------

             II            Valuation and Qualifying Accounts for the Years Ended
                           December 31, 2000, 1999, and 1998

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

         10.4 *            Crawford & Company 1997 Key Employee Stock Option
                           Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy
                           Statement for the Annual Meeting of Shareholders held on April 25, 2000).

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

         10.11 * Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit
                           10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         13.1 The Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (only those portions incorporated herein by reference).

         21.1              Subsidiaries of Crawford & Company.

         23.1              Consent of Arthur Andersen LLP.

         24.1-8            Powers of Attorney.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000:

                  Form 8-K dated December 21, 2000 regarding write-down of carrying value of internal use software.

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

                                             CRAWFORD & COMPANY


Date March 21, 2001                          By     /s/  Archie Meyers, Jr.
     --------------                          -----------------------------------
                                             ARCHIE MEYERS, JR., Chairman
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             NAME AND TITLE


Date March 21, 2001                                /s/  Archie Meyers, Jr.
     --------------                          -----------------------------------
                                             ARCHIE MEYERS, JR., Chairman and
                                             Chief Executive Officer (Principal
                                             Executive Officer) and Director

                                             NAME AND TITLE
                                             --------------


Date March 21, 2001                                   /s/ J. F. Giblin
     --------------                          -----------------------------------
                                             J. F. GIBLIN, Executive Vice
                                             President-Finance (Principal
                                             Financial Officer)


Date March 21, 2001                                    /s/ W. B. Swain
     --------------                          -----------------------------------
                                             W. B. SWAIN, Senior Vice President
                                             and Controller (Principal
                                             Accounting Officer)


Date March 21, 2001                                  /s/ Grover L. Davis
     --------------                          -----------------------------------
                                             GROVER L. DAVIS, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             F. L. MINIX, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             J. HICKS LANIER, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             CHARLES FLATHER, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             LINDA K. CRAWFORD, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             JESSE C. CRAWFORD, Director

                                             NAME AND TITLE
                                             --------------


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             LARRY L. PRINCE, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             JOHN A. WILLIAMS, Director


Date March 21, 2001                                   *
     --------------                          -----------------------------------
                                             E. JENNER WOOD, III, Director


Date March 21, 2001                 By                /s/ Judd F. Osten
     --------------                          -----------------------------------
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

    3.2           Restated By-laws of the Registrant, as amended.                         25-33

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

   10.4 Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2000).

   10.5           Crawford & Company 1997 Non-Employee Director Stock Option
                  Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual meeting of Shareholders held on April 22, 1997).

   10.6           Amended and Restated Supplemental Executive Retirement
                  Plan.                                                                   34-38

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

   10.11 Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).

    13.1          The Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (only those portions incorporated
                  hereby by reference).                                                  39-62

    21.1          Subsidiaries of Crawford & Company.                                       63

    23.1          Consent of Arthur Andersen LLP.                                           64

  24.1-8          Powers of Attorney.                                                    65-72

                               ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crawford & Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 26, 2001

                                                                     SCHEDULE II

                       CRAWFORD & COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                            (In Thousands of Dollars)

Col. A                       Col. B                 Col. C                Col. D          Col. E
------                       ------                 ------                ------          ------

                           Balance at             Additions            Deductions         Balance
Period                     Beginning                                   from               at End
                           of Period                                   Allowances(2)      of
                                            Charged        Charged                        Period
                                            to Costs       to Other
                                            and            Accounts
                                            Expenses       (1)


2000

Deducted in
consolidated balance
sheets from accounts
receivable                  $ 20,182        $    918        $  202        $ (3,967)       $ 17,335
                            ========        ========        ======        ========        ========

1999

Deducted in
consolidated balance
sheets from accounts
receivable                  $ 19,346        $  2,789        $  228        $ (2,181)       $ 20,182
                            ========        ========        ======        ========        ========

1998

Deducted in
consolidated balance
sheets from accounts
receivable                  $ 16,802        $  2,780        $  746        $   (982)       $ 19,346
                            ========        ========        ======        ========        ========

(1) Represents adjustments to allowance for doubtful accounts receivable arising from acquisitions.

(2) Represents uncollectible accounts written off, net of recoveries.