Form 10-Q
period 2001-03-31
CRAWFORD & CO
filed 2001-05-11
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2001
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from        to
                                                 --------  ---------

                         COMMISSION FILE NUMBER 1-10356

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

          GEORGIA                                          58-0506554
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

5620 GLENRIDGE DRIVE, N.E.
ATLANTA, GEORGIA                                              30342
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

                             YES [X]      NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,754,704
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     QUARTER ENDED
                                                              ----------------------------
                                                                MARCH 31,         MARCH 31,
                                                                 2001              2000
                                                              ----------------------------
REVENUES                                                      $  179,455        $  177,432
COSTS AND EXPENSES:
   Cost of services provided, less reimbursed expenses
      of $8,721 in 2001 and $8,089 in 2000                       133,489           127,993
   Selling, general, and administrative expenses                  30,665            30,716
   Corporate interest, net                                         1,181               867
   Amortization of goodwill                                          829               761
------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                              166,164           160,337
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        13,291            17,095
PROVISION FOR INCOME TAXES                                         5,104             6,564
------------------------------------------------------------------------------------------
NET INCOME                                                    $    8,187        $   10,531
==========================================================================================
NET INCOME PER SHARE:
    Basic                                                     $     0.17        $     0.21
    Diluted                                                   $     0.17        $     0.21
==========================================================================================
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                         48,452            50,034
    Diluted                                                       48,525            50,164
==========================================================================================
CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                      $     0.14        $   0.1375
    Class B Common Stock                                      $     0.14        $   0.1375
==========================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                               MARCH 31,        DECEMBER 31,
                                                                 2001              2000
-------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $   23,259        $    22,136
   Accounts receivable, less allowance for doubtful
      accounts of $18,113 in 2001 and $17,335 in 2000            135,482            137,378
   Unbilled revenues, at estimated billable amounts               92,342             87,067
   Prepaid expenses and other current assets                      16,846             17,144
-------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                      267,929            263,725
-------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                               148,505            149,842
   Less accumulated depreciation                                (107,299)          (107,045)
-------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                 41,206             42,797
-------------------------------------------------------------------------------------------
OTHER ASSETS:
   Intangible assets arising from acquisitions, net               82,023             82,599
   Prepaid pension cost                                           45,964             47,633
   Capitalized software costs, net                                13,280             12,498
   Other                                                          12,300              9,099
-------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                        153,567            151,829
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $  462,702        $   458,351
===========================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)


                                                              (UNAUDITED)
                                                               MARCH 31,        DECEMBER 31,
                                                                 2001              2000
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                      $   47,879        $    44,420
   Accounts payable                                               27,370             25,628
   Accrued compensation and related costs                         21,159             25,366
   Deferred revenues                                              21,556             23,353
   Self-insured risks                                             11,020             10,379
   Accrued income taxes                                           16,708             12,922
   Other accrued liabilities                                      15,551             15,355
   Current installments of long-term debt                            230                216
-------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                 161,473            157,639
-------------------------------------------------------------------------------------------
NONCURRENT LIABILITIES:
   Long-term debt, less current installments                      36,544             36,662
   Deferred revenues                                              13,369             13,598
   Self-insured risks                                             11,596             11,346
   Deferred income taxes                                           3,940              3,941
   Postretirement medical benefit obligation                       7,087              7,785
   Other                                                           9,701              9,613
-------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                               82,237             82,945
-------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,755 and 23,754 shares issued
      and outstanding in 2001 and 2000, respectively              23,755             23,754
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2001 and 2000                                24,697             24,697
   Retained earnings                                             185,068            183,664
   Accumulated other comprehensive income                        (14,528)           (14,348)
-------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                            218,992            217,767
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $  462,702        $   458,351
===========================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                               MARCH 31,          MARCH 31,
                                                                2001               2000
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $    8,187        $   10,531
 Reconciliation of net income to net cash provided by
   operating activities:
    Depreciation and amortization                                  5,161             4,980
    Deferred income taxes                                              6               (23)
    (Gain) loss on sales of property and equipment                   (14)              361
    Changes in operating assets and liabilities,
       net of effects of acquisitions:
     Accounts receivable, net                                      2,712            (1,874)
     Unbilled revenues                                            (5,207)           (2,696)
     Accrued  or prepaid income taxes                              4,214             3,009
     Accounts payable and accrued liabilities                     (3,027)           (6,319)
     Deferred revenues                                            (1,790)           (1,509)
     Prepaid expenses and other assets                              (272)           (2,357)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                          9,970             4,103
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property and equipment                           (3,148)           (3,129)
 Acquisition of businesses, net of cash acquired                    (723)           (3,595)
 Capitalization of computer software costs                        (1,216)           (2,150)
 Proceeds from sales of property and equipment                        83               218
------------------------------------------------------------------------------------------
Net cash used in investing activities                             (5,004)           (8,656)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                   (6,783)           (6,936)
 Repurchase of common stock                                            0           (25,271)
 Proceeds from exercise of stock options                               0               436
 Increase in short-term borrowings, net of repayments              2,787            11,085
 Increase in long-term borrowings                                      0            21,000
 Payments on long-term debt                                          (89)              (87)
------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (4,085)              227
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         242              (275)
------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,123            (4,601)
Cash and cash equivalents at beginning of period                  22,136            17,716
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   23,259        $   13,115
==========================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2001.

3. During the quarter ended March 31, 2001, the Company utilized $223,000 of its restructuring reserves for payments related to employee separations and lease terminations. As of March 31, 2001, remaining restructuring reserves were $2.5 million, $2.0 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

4. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarter ended March 31, 2001 and 2000:

               =================================================================
                                                               Quarter ended
                                                         -----------------------
                                                         March 31,      March 31,
                (In thousands, except per share data)      2001           2000
               =================================================================
               Net income available to common
               shareholders                              $  8,187       $ 10,531
                                                         ========       ========

               Weighted-average common shares
               outstanding - Basic                         48,452         50,034
               Dilutive effect of stock options                73            130
                                                         --------       --------
               Weighted-average common shares
               outstanding - Diluted                       48,525         50,164
                                                         ========       ========

               Basic net income per share                $   0.17       $   0.21
                                                         ========       =======
               Diluted net income per share              $   0.17       $   0.21
                                                         ========       ========
               =================================================================

Additional options to purchase 5,110,173 shares of Class A Common Stock at $10.00 to $19.50 per share were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

5. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter ended March 31, 2001 and 2000:

               =================================================================
                                                               Quarter ended
                                                          ----------------------
                                                          March 31,     March 31,
                 (In thousands)                             2001          2000
               =================================================================
              Net income                                  $  8,187      $ 10,531
              Foreign currency translation adjustment         (180)          221
                                                          --------      --------
              Comprehensive income                        $  8,007      $ 10,752
                                                          ========      ========
               =================================================================


6. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("Domestic Operations") and the other which provides similar services through branch or representative offices located in 64 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating income, defined as income before amortization of goodwill, net corporate interest, and income taxes.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial information for the quarter ended March 31, 2001 and 2000 covering the Company's reportable segments is presented below:

               =================================================================
                                                            Quarter ended
                                                       -------------------------
                                                       March 31,      March 31
                    (In thousands)                       2001           2000
               =================================================================
                 Revenues:
                    Domestic                           $ 131,470     $ 128,392
                    International                         47,985        49,040
                                                       ---------     ---------
                         Total Revenues                $ 179,455     $ 177,432
                                                       =========     =========

                 Operating Income:
                    Domestic                           $  11,096     $  13,429
                    International                          4,205         5,294
                                                       ---------     ---------
                         Total Operating Income        $  15,301     $  18,723
                                                       =========     =========
               =================================================================

7. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998 and SFAS 138 as an amendment to SFAS 133 in 2000. SFAS 133 and 138 establish accounting and reporting standards for derivative instruments. SFAS 133 and 138, which were effective for the Company beginning January 1, 2001, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. As a result, the adoption of the new standard did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $8.2 million and $10.5 million for the quarters ended March 31, 2001 and 2000, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company's results reported by its two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding amortization of goodwill, net corporate interest, and income taxes.

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter ended March 31, 2001 and 2000 are as follows:


         ==============================================================================
                                                                   Quarter ended
                                                          -----------------------------
                                                           March 31,          March 31,
              (In thousands)                                 2001               2000
         ==============================================================================
         REVENUES:
            Domestic                                      $  131,470         $  128,392
            International                                     47,985             49,040
                                                          ----------         ----------
                  TOTAL                                   $  179,455         $  177,432
         COMPENSATION & FRINGE BENEFITS:
            Domestic                                      $   81,559         $   78,230
            % of Revenues                                       62.1%              60.9%
            International                                     31,126             30,678
            % of Revenues                                       64.9%              62.6%
                                                          ----------         ----------
                   TOTAL                                  $  112,685         $  108,908
                    % of Revenues                               62.8%              61.3%
         EXPENSES OTHER THAN COMPENSATION &
         FRINGE BENEFITS:
            Domestic                                      $   38,815         $   36,733
            % of Revenues                                       29.5%              28.6%
            International                                     12,654             13,068
            % of Revenues                                       26.3%              26.6%
                                                          ----------         ----------
                   TOTAL                                  $   51,469         $   49,801
                   % of Revenues                                28.7%              28.1%
                                                          -----------------------------
         OPERATING INCOME (1):
            Domestic                                      $   11,096         $   13,429
            % of Revenues                                        8.4%              10.5%
            International                                      4,205              5,294
            % of Revenues                                        8.8%              10.8%
                                                          ----------         ----------
                   TOTAL                                  $   15,301         $   18,723
                   % of Revenues                                 8.5%              10.6%
         ==============================================================================


(1) Income before amortization of goodwill, net corporate interest, and income taxes.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues by market type for the quarter ended March 31, 2001 and 2000 are as follows:

             ================================================================================
                                                                Quarter ended
                                                ---------------------------------------------
                                                  March 31,         March 31,
                (In thousands)                      2001              2000           Variance
             ================================================================================
             Insurance companies                 $  69,060         $  64,174           7.6%
             Self-insured entities                  50,138            50,637          (1.0%)
             Class action services                  12,272            13,581          (9.6%)
                                                 ---------         ---------
                     TOTAL DOMESTIC REVENUES     $ 131,470         $ 128,392           2.4%
                                                 =========         =========
             ================================================================================

Revenues from insurance companies increased to $69.1 million, due to growth in managed care revenues resulting from the Company's strategic partnership with a large domestic insurance company and increased revenues from the expansion of surveillance services throughout the Company's branch network. Revenues from self-insured clients decreased slightly to $50.1 million in the quarter. Class action revenues, which can fluctuate based on the timing of project awards, decreased to $12.3 million in the quarter. The Company has been awarded several major class action projects which will contribute to its revenues over the next two quarters and a number of other potential awards are awaiting final court settlement.

Case Volume Analysis

Excluding the impact of class action services and acquired revenues, domestic unit volume, measured principally by cases received, decreased 6.6% in the first quarter of 2001 compared to the same period in 2000. This decrease was offset by a 9.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.4% increase in domestic revenues in the first quarter of 2001, excluding revenues from class action services and acquired revenues. The Company's domestic insurance company referrals for high frequency, low severity claims have declined during the quarter resulting in an increase in the Company's average revenue per claim. The decline in class action services decreased domestic revenues by 1.0% in the first quarter of 2001. The Company's acquisition of Greentree Investigations, Inc. in March 2000 (included in non-class action revenues) increased domestic revenues over the prior year period by 1.0% for the quarter ended March 31, 2001.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues increased to 62.1% in the first quarter of 2001 as compared to 60.9% in 2000.

Domestic salaries and wages increased to $68.1 million for the quarter ended March 31, 2001, from $66.0 million in the comparable 2000 period. This increase resulted primarily from merit salary increases and an increase in capacity in the Company's domestic operating units due to a lack of weather-related claims activity during the current quarter. Payroll taxes and fringe benefits for domestic operations totaled $13.5 million in the first quarter of 2001, increasing

10.0% from 2000 costs of $12.2 million for the comparable period.
These increases are primarily due to higher costs related to the Company's self-insured medical program.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 29.5% of revenues for the quarter ended March 31, 2001, up from 28.6% of revenues for the same period in 2000. This increase is due primarily to higher professional fees related to outsourced functions in certain information technology units and higher outside processing fees in the Company's medical bill auditing unit due to a system outage.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations decreased 2.2%, from $49.0 million in the first quarter of 2000 to $48.0 million in the first quarter of 2001. International unit volume, measured principally by cases received, increased 6.1% in the first quarter of 2001 compared to the same period in 2000. Small strategic acquisitions in France and Brazil increased international revenues by 2.2% for the quarter ended March 31, 2001. Revenues are net of a 9.4% decline during the quarter ended March 31, 2001, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 64.9% for the quarter ended March 31, 2001 from 62.6% for the same period in 2000.

Salaries and wages of international personnel increased in the quarter ended March 31, 2001 to 55.7% of revenues from 53.9% for the comparable period in 2000. This increase is primarily due to higher revenues in the prior year period from hurricane claims incurred in the 1999 fourth quarter. The 2000 fourth quarter had no such claims activity. Payroll taxes and fringe benefits increased as a percent of revenue to 9.2% for the quarter ended March 31, 2001, compared to 8.7% for the same period in 2000.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.3% of international revenues for the quarter ended March 31, 2001, down from 26.6% for the same period in 2000. These decreases are due to reduced rent and occupancy costs and lower automobile expenses.

FINANCIAL CONDITION

At March 31, 2001 current assets exceeded current liabilities by approximately $106.5 million, an increase of $0.4 million from the working capital balance at December 31, 2000. Cash and cash equivalents at March 31, 2001 totaled $23.3 million, an increase of $1.1 million from the balance at the end of 2000. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for dividends paid to shareholders, acquisitions of property and equipment, and investments in computer software.

During the first quarter of 2001, the Company did not repurchase any of its Class A or Class B Common Stock. As of March 31, 2001, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of March 31, 2001 totaled $47.9 million, increasing from $44.4 million at the end of 2000. Long-term borrowings outstanding, excluding current installments, as of March 31, 2001 total $36.5 million, as compared to $36.7 million at the end of 2000. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at March 31, 2001 was $219.0 million, compared with $217.8 million at December 31, 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Company's Form 10-K for the year ended December 31, 2000, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

CONTINGENCIES

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have brought actions for indemnification on the basis of alleged negligence on the part of the Company, its agents or employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is self-insured for the deductibles under its various insurance coverages. In the opinion of the Company, adequate reserves have been provided for such self-insured risks.

The Company has received federal grand jury subpoenas requesting certain business and financial records of the Company dating back to 1992. The Company has been advised that the subpoenas were issued in connection with an investigation into the Company's billings for services in its Domestic Claims Management and Healthcare Management Services branch offices. The Company is cooperating fully with the investigation. It is not possible to determine what effects, if any, this investigation might ultimately have on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 26.7% and 27.6% of total revenues at March 31, 2001 and 2000, respectively. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

The Company measures currency earnings risk related to its international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of March 31, 2001 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $0.3 million during the first three months of 2001, had the U.S. dollar exchange rate increased relative to the currencies with which the Company had exposure.

INTEREST RATES

The Company is exposed to interest rate fluctuations on certain of its variable rate borrowings. Depending on general economic conditions, the Company uses variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At March 31, 2001, the Company had $47.9 million in short-term loans outstanding with an average variable interest rate of 6.2%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the quarters ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 2000 (not presented separately herein), and in our report dated January 26, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ Arthur Andersen LLP

Atlanta, Georgia
May 9, 2001

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

                                   CRAWFORD & COMPANY
                                   (Registrant)


Date: May 9, 2001                  /s/ Grover L. Davis
                                   ---------------------------------------
                                   Grover L. Davis
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 9, 2001                  /s/ John F. Giblin
                                   ---------------------------------------
                                   John F. Giblin
                                   Executive Vice President - Finance
                                   (Principal Financial Officer)


Date: May 9, 2001                  /s/ W. Bruce Swain
                                   ---------------------------------------
                                   W. Bruce Swain
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                     Description                  Sequential Page No.
  15.1              Letter from Arthur Andersen LLP                 18