Form 10-Q
period 2001-06-30
CRAWFORD & CO
filed 2001-08-14
CIK 25475

===============================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES [X]   NO [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,843,480
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               CRAWFORD & COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,        JUNE 30,
                                                                2001            2000
                                                              --------        --------
REVENUES                                                      $365,982        $361,868

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $17,185 in 2001 and $16,015 in 2000                   273,940         263,521
   Selling, general, and administrative expenses                60,234          60,593
   Corporate interest, net                                       2,496           2,063
   Amortization of goodwill                                      1,747           1,561
                                                              --------        --------
           TOTAL COSTS AND EXPENSES                            338,417         327,738
                                                              --------        --------

INCOME BEFORE INCOME TAXES                                      27,565          34,130

PROVISION FOR INCOME TAXES                                      10,585          13,106
                                                              --------        --------

NET INCOME                                                    $ 16,980        $ 21,024
                                                              ========        ========

NET INCOME PER SHARE:
    Basic                                                     $   0.35        $   0.43
    Diluted                                                   $   0.35        $   0.43
                                                              ========        ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                       48,453          49,235
    Diluted                                                     48,534          49,353
                                                              ========        ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                      $   0.28        $  0.275
    Class B Common Stock                                      $   0.28        $  0.275
                                                              ========        ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     QUARTER ENDED
                                                              --------------------------
                                                               JUNE 30,          JUNE 30,
                                                                 2001             2000
                                                              ----------        ----------
REVENUES                                                      $  186,527        $  184,436

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $8,464 in 2001 and $7,926 in 2000                       140,451           135,528
   Selling, general, and administrative expenses                  29,569            29,877
   Corporate interest, net                                         1,315             1,196
   Amortization of goodwill                                          918               800
                                                              ----------        ----------
           TOTAL COSTS AND EXPENSES                              172,253           167,401
                                                              ----------        ----------

INCOME BEFORE INCOME TAXES                                        14,274            17,035

PROVISION FOR INCOME TAXES                                         5,481             6,542
                                                              ----------        ----------

NET INCOME                                                    $    8,793        $   10,493
                                                              ==========        ==========

NET INCOME PER SHARE:
    Basic                                                     $     0.18        $     0.22
    Diluted                                                   $     0.18        $     0.22
                                                              ==========        ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                         48,453            48,436
    Diluted                                                       48,532            48,543
                                                              ==========        ==========


CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                      $     0.14        $   0.1375
    Class B Common Stock                                      $     0.14        $   0.1375
                                                              ==========        ==========


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             (UNAUDITED)
                                                               JUNE 30,           DECEMBER 31,
                                                                 2001                2000
                                                             ------------         ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $     13,566         $     22,136
   Accounts receivable, less allowance for doubtful
      accounts of $16,772 in 2001 and $17,335 in 2000             138,454              137,378
   Unbilled revenues, at estimated billable amounts                96,524               87,067
   Prepaid expenses and other current assets                       18,120               17,144
                                                             ------------         ------------
       TOTAL CURRENT ASSETS                                       266,664              263,725
                                                             ------------         ------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                148,968              149,842
   Less accumulated depreciation                                 (109,064)            (107,045)
                                                             ------------         ------------
       NET PROPERTY AND EQUIPMENT                                  39,904               42,797
                                                             ------------         ------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                83,637               82,599
   Prepaid pension cost                                            45,153               47,633
   Capitalized software costs, net                                 13,760               12,498
   Other                                                           10,278                9,099
                                                             ------------         ------------
       TOTAL OTHER ASSETS                                         152,828              151,829
                                                             ------------         ------------

TOTAL ASSETS                                                 $    459,396         $    458,351
                                                             ============         ============


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                                JUNE 30,           DECEMBER 31,
                                                                 2001                 2000
                                                             ------------         ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                     $     36,205         $     44,420
   Accounts payable                                                26,733               25,628
   Accrued compensation and related costs                          24,329               25,366
   Deferred revenues                                               21,548               23,353
   Self-insured risks                                              12,961               10,379
   Accrued income taxes                                            21,380               12,922
   Other accrued liabilities                                       15,308               15,355
   Current installments of long-term debt                             271                  216
                                                             ------------         ------------
       TOTAL CURRENT LIABILITIES                                  158,735              157,639
                                                             ------------         ------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                       36,491               36,662
   Deferred revenues                                               13,139               13,598
   Self-insured risks                                              10,351               11,346
   Deferred income taxes                                            3,879                3,941
   Postretirement medical benefit obligation                        7,087                7,785
   Other                                                            9,763                9,613
                                                             ------------         ------------
       TOTAL NONCURRENT LIABILITIES                                80,710               82,945
                                                             ------------         ------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,762 and 23,754 shares issued
      and outstanding in 2001 and 2000, respectively               23,762               23,754
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2001 and 2000                                 24,697               24,697
   Retained earnings                                              187,168              183,664
   Accumulated other comprehensive income                         (15,676)             (14,348)
                                                             ------------         ------------
       TOTAL SHAREHOLDERS' INVESTMENT                             219,951              217,767
                                                             ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT               $    459,396         $    458,351
                                                             ============         ============


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                    -----------------------------
                                                                      JUNE 30,           JUNE 30,
                                                                       2001               2000
                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   16,980         $   21,024
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                                  10,486              9,979
         Deferred income taxes                                             (18)               208
         Loss on sales of property and equipment                           170                381
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                      (890)           (12,966)
            Unbilled revenues                                           (9,649)            (3,093)
            Accrued or prepaid income taxes                              8,784              8,298
            Accounts payable and accrued liabilities                       338             (2,736)
            Deferred revenues                                           (1,774)             3,059
            Prepaid expenses and other assets                             (259)            (2,217)
                                                                    ----------         ----------
Net cash provided by operating activities                               24,168             21,937
                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                               (4,945)            (4,989)
   Acquisition of businesses, net of cash acquired                      (3,126)            (5,244)
   Capitalization of computer software costs                            (2,622)            (5,883)
   Proceeds from sales of property and equipment                           111                398
                                                                    ----------         ----------
Net cash used in investing activities                                  (10,582)           (15,718)
                                                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                      (13,555)           (13,608)
   Repurchase of common stock                                                0            (26,173)
   Proceeds from exercise of stock options                                  86                435
   Increase in short-term borrowings                                     1,493             12,063
   Payments on short-term borrowings                                   (10,000)                 0
   Increase in long-term debt                                                0             21,000
   Payments on long-term debt                                              (92)              (249)
                                                                    ----------         ----------
Net cash used in financing activities                                  (22,068)            (6,532)
                                                                    ----------         ----------
Effect of exchange rate changes on cash and cash equivalents               (88)              (602)
                                                                    ----------         ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (8,570)              (915)
Cash and cash equivalents at beginning of period                        22,136             17,716
                                                                    ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   13,566         $   16,801
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2001.

3. During the quarter and six months ended June 30, 2001, the Company utilized $142,000 and $365,000, respectively, of its restructuring reserves for payments related to employee separations and lease terminations. As of June 30, 2001, remaining restructuring reserves were $2.4 million, $1.9 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarter and six months ended June 30, 2001 and 2000:

                                                               Quarter ended             Six months ended
                                                          ----------------------      ----------------------
                                                          June 30,      June 30,      June 30,      June 30,
   (In thousands, except per share data)                    2001          2000          2001          2000
                                                          --------      --------      --------      --------
Net income available to common shareholders               $  8,793      $ 10,493      $ 16,980      $ 21,024
                                                          ========      ========      ========      ========

Weighted-average common shares outstanding - Basic          48,453        48,436        48,453        49,235
Dilutive effect of stock options                                79           107            81           118
                                                          --------      --------      --------      --------

Weighted-average common shares outstanding - Diluted        48,532        48,543        48,534        49,353
                                                          ========      ========      ========      ========

Basic net income per share                                $   0.18      $   0.22      $   0.35      $   0.43
                                                          ========      ========      ========      ========

Diluted net income per share                              $   0.18      $   0.22      $   0.35      $   0.43
                                                          ========      ========      ========      ========

Additional options to purchase 5,005,183 shares of Class A Common Stock at $10.00 to $19.50 per share were outstanding at June 30, 2001, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

5. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and six months ended June 30, 2001 and 2000:

                                                  Quarter ended                Six months ended
                                             -----------------------       -----------------------
                                             June 30,       June 30,       June 30,       June 30,
   (In thousands)                              2001           2000           2001           2000
                                             --------       --------       --------       --------
Net income                                   $  8,793       $ 10,493       $ 16,980       $ 21,024
Foreign currency translation adjustment        (1,148)        (2,185)        (1,328)        (1,964)
                                             --------       --------       --------       --------

Comprehensive income                         $  7,645       $  8,308       $ 15,652       $ 19,060
                                             ========       ========       ========       ========

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Financial information for the quarter and six months ended June 30, 2001 and 2000 covering the Company's reportable segments is presented below:

                                         Quarter ended             Six months ended
                                    ----------------------      ----------------------
                                    June 30,      June 30,      June 30,      June 30,
   (In thousands)                     2001          2000          2001          2000
                                    --------      --------      --------      --------
REVENUES:
   Domestic                         $139,179      $134,571      $270,649      $262,963
   International                      47,348        49,865        95,333        98,905
                                    --------      --------      --------      --------
        TOTAL REVENUES              $186,527      $184,436      $365,982      $361,868
                                    ========      ========      ========      ========

OPERATING INCOME:
   Domestic                         $ 12,262      $ 13,480      $ 23,358      $ 26,909
   International                       4,245         5,551         8,450        10,845
                                    --------      --------      --------      --------

        TOTAL OPERATING INCOME      $ 16,507      $ 19,031      $ 31,808      $ 37,754
                                    ========      ========      ========      ========

7. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, will cease when the Company adopts SFAS 142 on January 1, 2002. Since the Company does not use the pooling-of-interest method to account for acquisitions, SFAS 141 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The adoption of SFAS 142 will increase net income by approximately $3.0 million per year or $0.06 per share, net of taxes and excluding any goodwill impairment charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $8.8 million and $10.5 million for the quarter ended June 30, 2001 and 2000, respectively, and $17.0 million and $21.0 million for the six months ended June 30, 2001 and 2000, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations as reported by the Company's two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding amortization of goodwill, net corporate interest, and income taxes.

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter and six months ended June 30, 2001 and 2000 are as follows:

                                                             Quarter ended                Six months ended
                                                       -------------------------     -------------------------
                                                        June 30,       June 30,        June 30,      June 30,
   (In thousands)                                         2001           2000            2001          2000
                                                       ----------     ----------     ----------     ----------
REVENUES:
   Domestic                                            $  139,179     $  134,571     $  270,649     $  262,963
   International                                           47,348         49,865         95,333         98,905
                                                       ----------     ----------     ----------     ----------
         TOTAL                                         $  186,527     $  184,436     $  365,982     $  361,868

COMPENSATION & FRINGE BENEFITS:
   Domestic                                            $   86,115     $   80,459     $  167,674     $  158,689
   % of Revenues                                             61.9%          59.8%          62.0%          60.4%
   International                                           31,590         30,687         62,716         61,365
   % of Revenues                                             66.7%          61.6%          65.7%          62.0%
                                                       ----------     ----------     ----------     ----------
          TOTAL                                        $  117,705     $  111,146     $  230,390     $  220,054
          % of Revenues                                      63.2%          60.3%          62.9%          60.8%

EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   Domestic                                            $   40,802     $   40,632     $   79,617     $   77,365
   % of Revenues                                             29.3%          30.2%          29.4%          29.4%
   International                                           11,513         13,627         24,167         26,695
   % of Revenues                                             24.3%          27.3%          25.4%          27.0%
                                                       ----------     ----------     ----------     ----------
          TOTAL                                        $   52,315     $   54,259     $  103,784     $  104,060
          % of Revenues                                      28.0%          29.4%          28.4%          28.8%
                                                       ----------     ----------     ----------     ----------

OPERATING INCOME(1):
   Domestic                                            $   12,262     $   13,480     $   23,358     $   26,909
   % of Revenues                                              8.8%          10.0%           8.6%          10.2%
   International                                            4,245          5,551          8,450         10,845
   % of Revenues                                              9.0%          11.1%           8.9%          11.0%
                                                       ----------     ----------     ----------     ----------
          TOTAL                                        $   16,507     $   19,031     $   31,808     $   37,754
          % of Revenues                                       8.8%          10.3%           8.7%          10.4%

(1) Income before amortization of goodwill, net corporate interest, and income taxes.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues by market type for the quarter and six months ended June 30, 2001 and 2000 are as follows:

                                                    Quarter ended                         Six months ended
                                            --------------------------------      --------------------------------
                                             June 30,   June 30,                  June 30,    June 30,
   (In thousands)                             2001        2000      Variance        2001        2000      Variance
                                            --------    --------    --------      --------    --------    --------
Insurance companies                         $ 76,419    $ 71,122         7.4%     $145,480    $135,296         7.5%
Self-insured entities                         49,043      49,951        (1.8)%      99,180     100,588        (1.4)%
Class action services                         13,717      13,498         1.6%       25,989      27,079        (4.0)%
                                            --------    --------                  --------    --------
        TOTAL DOMESTIC REVENUES             $139,179    $134,571         3.4%     $270,649    $262,963         2.9%
                                            ========    ========                  ========    ========

Revenues from insurance companies increased to $76.4 million for the quarter due primarily to a surge in weather-related claims related to Tropical Storm Allison, as well as a series of storms which struck from Texas to Pennsylvania. Surveillance services revenue growth also contributed to this increase as the Company continues to expand these services throughout its branch network. Revenues from self-insured clients decreased slightly to $49.0 million for the quarter. Class action revenues, which can fluctuate based on the timing of project awards and their completion, increased slightly to $13.7 million in the quarter. The Company is pursuing a number of potential class action project awards that are awaiting final court settlement.

Case Volume Analysis

Excluding the impact of class action services, domestic unit volume, measured principally by cases received, decreased 4.4% in the second quarter of 2001 compared to the same period in 2000. This decrease was offset by a 7.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 3.2% increase in domestic revenues in the second quarter of 2001, excluding revenues from class action services. The Company's domestic insurance company referrals for high frequency, low severity claims have continued to decline during the quarter resulting in an increase in the Company's average revenue per claim. Growth in class action services increased domestic revenues by 0.2% in the second quarter compared to the prior year period.

Domestic unit volume, measured principally by cases received, and excluding the impact of class action services and acquired revenues, decreased 5.4% in the first six months of 2001 compared to the 2000 period. This decrease was offset by an 8.2% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.8% increase in domestic revenues for the first six months of 2001, excluding revenues from class action services and acquired revenues. The Company's domestic insurance company referrals for high frequency, low severity claims have declined during the year resulting in an increase in the Company's average revenue per claim. Class action services decreased domestic revenues by 0.4% in the six months ended June 30, 2001, compared to the prior year period. The Company's acquisition of Greentree Investigations, Inc. in March 2000 (included in non-class action revenues) increased domestic revenues over the prior year period by 0.5% for the six months ended June 30, 2001.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues increased to 61.9% in the second quarter of 2001 as compared to 59.8% in the 2000 quarter, and to 62.0% for the six months ended June 30, 2001 from 60.4% in the 2000 period.

Domestic salaries and wages increased to $73.3 million and $141.5 million for the quarter and six months ended June 30, 2001, respectively, increasing 5.3% and 4.4%, from $69.6 million and $135.5 million in the comparable 2000 periods. These increases resulted primarily from merit salary increases and an increase in capacity in the Company's domestic operating units. Payroll taxes and fringe benefits for domestic operations totaled $12.8 million and $26.2 million in the second quarter and first six months of 2001, respectively, increasing 16.6% and 13.1% from 2000 costs of $10.9 million and $23.2 million for the comparable periods. These increases are primarily due to higher costs related to the Company's self-insured medical program.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits decreased as a percent of revenues to 29.3% for the quarter ended June 30, 2001, from 30.2% for the same period in 2000. This decrease is due primarily to lower costs related to the Company's self-insurance program. Domestic expenses other than compensation and related payroll taxes and fringe benefits approximated 29.4% of revenues for both the six month periods ended June 30, 2001 and 2000, as lower self-insurance costs were offset by higher legal fees and outside processing fees in the Company's medical bill auditing unit due to a December 2000 system outage.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations decreased 5.0%, from $49.9 million for the second quarter of 2000 to $47.3 million for the second quarter of 2001. Revenues for the first six months of 2001 totaled $95.3 million, a 3.6% decrease from $98.9 million reported in the first six months of 2000. International unit volume, measured principally by cases received, decreased 4.6% and 1.5% in the quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Small strategic acquisitions in France and Brazil increased international revenues over the prior year periods by 2.2 % for the quarter and six months ended June 30, 2001. Revenues are net of 7.6% and 8.1% declines during the quarter and six months ended June 30, 2001, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 66.7% for the quarter ended June 30, 2001 from 61.6% for the same period in 2000. For the six-month period, compensation and fringe benefits increased as a percentage of revenue from 62.0% in 2000 to 65.7% in 2001.

Salaries and wages of international personnel increased in the quarter ended June 30, 2001 to 58.0% of revenue from 53.3% for the comparable period in 2000. This increase is primarily due to an increase in capacity in the Company's international operating units due to a decline in case volume. For the six-month period, salaries and wages increased as a percentage of revenues from 53.5% in 2000 to 56.8% in 2001. Payroll taxes and fringe benefits increased as a percent of revenue to 8.7% and 8.9% for the quarter and six months ended June 30, 2001, respectively, compared to 8.3% and 8.5% for the same periods in 2000.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 24.3% and 25.4% of international revenues for the quarter and six months ended June 30, 2001, respectively, down from 27.3% and 27.0% for the same periods in 2000. These decreases are due to reduced rent, professional fees, and automobile expenses resulting from the Company's ongoing efforts to reduce its operating costs.

FINANCIAL CONDITION

At June 30, 2001 current assets exceeded current liabilities by approximately $107.9 million, an increase of $1.8 million from the working capital balance at December 31, 2000. Cash and cash equivalents at June 30, 2001 totaled $13.6 million, a decrease of $8.6 million from the balance at the end of 2000. Cash was generated primarily from operating activities, while the principal uses of cash were for dividends paid to shareholders, payments on short-term debt, and acquisitions of property and equipment.

During the quarter and six months ended June 30, 2001, the Company did not repurchase any of its Class A or Class B Common Stock. As of June 30, 2001, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of June 30, 2001 totaled $36.2 million, decreasing from $44.4 million at the end of 2000. Long-term borrowings outstanding, excluding current installments, as of June 30, 2001 totaled $36.5 million, as compared to $36.7 million at the end of 2000. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at June 30, 2001 was $220.0 million, compared with $217.8 million at December 31, 2000.

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

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 26.0% and 27.3% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

The Company measures currency earnings risk related to its international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of June 30, 2001 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $0.6 million during the first six months of 2001, had the U.S. dollar exchange rate increased relative to the currencies with which the Company had exposure.

INTEREST RATES

The Company is exposed to interest rate fluctuations on certain of its variable rate borrowings. Depending on general economic conditions, the Company uses variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At June 30, 2001, the Company had $36.2 million in short-term loans outstanding with an average variable interest rate of 6.0%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Crawford & Company and subsidiaries as of December 31, 2000 (not presented separately herein), and, in our report dated January 26, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Arthur Andersen LLP

Atlanta, Georgia
August 13, 2001

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On April 24, 2001, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, the Class B Shareholders, the only class entitled to vote at the meeting, voted on (i) the election of ten (10) Directors for a one-year term; and (ii) ratification of the selection of Arthur Andersen LLP as the Registrant's auditor for the year ending December 31, 2001. The results of that voting are as follows:

                ELECTION OF DIRECTORS

                                                  For             Withheld
                                               ----------         --------
                Forrest L. Minix               24,194,524          25,211
                J. Hicks Lanier                24,197,163          22,572
                Charles Flather                24,196,996          22,739
                Linda K. Crawford              24,197,024          22,711
                Jesse C. Crawford              24,197,024          22,711
                Larry L. Prince                24,195,163          24,572
                John A. Williams               24,195,163          24,572
                E. Jenner Wood, III            23,814,764         404,971
                Archie Meyers, Jr.             24,193,789          25,946
                Grover L. Davis                24,148,781          70,954

                RATIFICATION OF APPOINTMENT OF AUDITORS

                   For         Against      Abstain
                ----------     -------      -------
                24,207,218      10,971       1,546

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

                                       CRAWFORD & COMPANY
                                       (Registrant)


Date: August 13, 2001                  /s/ Grover L. Davis
                                       -------------------------------------
                                       Grover L. Davis
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: August 13, 2001                  /s/ John F. Giblin
                                       -------------------------------------
                                       John F. Giblin
                                       Executive Vice President - Finance
                                       (Principal Financial Officer)


Date: August 13, 2001                  /s/ W. Bruce Swain
                                       -------------------------------------
                                       W. Bruce Swain
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.           Description                            Sequential Page No.

  15.1                Letter from Arthur Andersen LLP               20