Form 10-Q
period 2001-09-30
CRAWFORD & CO
filed 2001-11-14
CIK 25475

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

                  for the quarterly period ended September 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from       to
                                                 -----    -----

                         COMMISSION FILE NUMBER 1-10356

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

                     GEORGIA                             58-0506554
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

         5620 GLENRIDGE DRIVE, N.E.
         ATLANTA, GEORGIA                                   30342
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

                              YES [X]    NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001 was as follows:

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

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (In thousands, except per share data)

                                                                                           NINE MONTHS ENDED
                                                                                      -----------------------------
                                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2001            2000
                                                                                      -----------------------------
REVENUES                                                                                $547,394        $541,985

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $26,365 in 2001 and $24,517 in 2000                                             409,630         396,065

   Selling, general, and administrative expenses                                          93,204          90,514

   Corporate interest, net                                                                 3,584           3,205

   Amortization of goodwill                                                                2,605           2,393

-------------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                                      509,023         492,177
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                38,371          49,808

PROVISION FOR INCOME TAXES                                                                14,734          19,126
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              $ 23,637        $ 30,682
===================================================================================================================

NET INCOME PER SHARE:
    Basic                                                                               $   0.49        $   0.63
    Diluted                                                                             $   0.49        $   0.63
===================================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                                                 48,476          48,974
    Diluted                                                                               48,542          49,064
===================================================================================================================

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                                $   0.42        $ 0.4125
    Class B Common Stock                                                                $   0.42        $ 0.4125
===================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (In thousands, except per share data)

                                                                                              QUARTER ENDED
                                                                                      -----------------------------
                                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2001            2000
                                                                                      -----------------------------
REVENUES                                                                                $181,412        $180,117

COSTS AND EXPENSES:

   Cost of services provided, less reimbursed expenses
      of $9,180 in 2001 and $8,502 in 2000                                               135,690         132,544

   Selling, general, and administrative expenses                                          32,970          29,921

   Corporate interest, net                                                                 1,088           1,142

   Amortization of goodwill                                                                  858             832

-------------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                                      170,606         164,439
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                10,806          15,678

PROVISION FOR INCOME TAXES                                                                 4,149           6,020
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              $  6,657        $  9,658
===================================================================================================================

NET INCOME PER SHARE:
    Basic                                                                               $   0.14        $   0.20
    Diluted                                                                             $   0.14        $   0.20
===================================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                                                 48,476          48,458
    Diluted                                                                               48,566          48,537
===================================================================================================================

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                                $   0.14        $ 0.1375
    Class B Common Stock                                                                $   0.14        $ 0.1375
===================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      (UNAUDITED)
                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                            $  14,783         $  22,136
   Accounts receivable, less allowance for doubtful
      accounts of $16,610 in 2001 and $17,335 in 2000                                     147,201           137,378
   Unbilled revenues, at estimated billable amounts                                        92,672            87,067
   Prepaid expenses and other current assets                                               16,905            17,144
--------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                               271,561           263,725
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                                        150,331           149,842
   Less accumulated depreciation                                                         (111,588)         (107,045)
--------------------------------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                                          38,743            42,797
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                                        86,763            82,599
   Prepaid pension cost                                                                    44,384            47,633
   Capitalized software costs, net                                                         14,097            12,498
   Other                                                                                   10,857             9,099
--------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                                 156,101           151,829
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $ 466,405         $ 458,351
====================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (In thousands)

                                                                                      (UNAUDITED)
                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                                $  40,319         $  44,420
   Accounts payable                                                                        28,354            25,628
   Accrued compensation and related costs                                                  26,503            25,366
   Deferred revenues                                                                       22,062            23,353
   Self-insured risks                                                                      12,672            10,379
   Accrued income taxes                                                                    24,168            12,922
   Other accrued liabilities                                                               14,500            15,355
   Current installments of long-term debt                                                     205               216
--------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                          168,783           157,639
--------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                               36,454            36,662
   Deferred revenues                                                                       12,661            13,598
   Self-insured risks                                                                       9,555            11,346
   Deferred income taxes                                                                    3,868             3,941
   Postretirement medical benefit obligation                                                7,087             7,785
   Other                                                                                    9,454             9,613
--------------------------------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                                        79,079            82,945
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000 shares authorized; 23,843 and
      23,754 shares issued
      and outstanding in 2001 and 2000, respectively                                       23,843            23,754
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2001 and 2000                                                         24,697            24,697
   Retained earnings                                                                      187,698           183,664
   Accumulated other comprehensive income                                                 (17,695)          (14,348)
--------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                                                     218,543           217,767
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                          $ 466,405         $ 458,351
====================================================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                           NINE MONTHS ENDED
                                                                                      -----------------------------
                                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2001            2000
                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $ 23,637         $ 30,682
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                                                    15,382           14,723
         Deferred income taxes                                                               (18)             278
         Loss on sales of property and equipment                                             187              512
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                                      (9,598)          (7,719)
            Unbilled revenues                                                             (5,760)          (4,996)
            Accrued  or prepaid income taxes                                              11,634           12,156
            Accounts payable and accrued liabilities                                       1,203             (881)
            Deferred revenues                                                             (1,212)             650
            Prepaid expenses and other assets                                                 69              238
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 35,524           45,643
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                                 (6,580)          (7,472)
   Acquisition of businesses, net of cash acquired                                        (8,634)          (7,195)
   Capitalization of computer software costs                                              (3,984)          (9,264)
   Proceeds from sales of property and equipment                                             221              478
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (18,977)         (23,453)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                        (20,350)         (20,273)
   Repurchase of common stock                                                                  0          (26,396)
   Proceeds from exercise of stock options                                                   836            1,299
   Increase in short-term borrowings                                                      11,433           12,960
   Payments on short-term borrowings                                                     (15,000)               0
   Increase in long-term debt                                                                 88           21,000
   Payments on long-term debt                                                               (226)            (309)
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                    (23,219)         (11,719)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (681)            (628)
-------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (7,353)           9,843
Cash and cash equivalents at beginning of period                                          22,136           17,716
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 14,783         $ 27,559
===================================================================================================================

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

2. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2001.

3. The Company's revenues are comprised of claims processing and program administration fees, net of any reimbursed expenses. During the course of adjusting claims, primarily for its self-insured clients, the Company may process claim payments which are typically pre-funded by the client. The Company's client is ultimately responsible for the settlement and payment of claims. The Company does not report any claim payments made on behalf of its clients as either revenues or expenses.

4. During August 2001, the Company recorded the acquisitions of Leonard, Hirst, & Miller Adjusters (1977), Ltd., an Alberta, Canada based loss adjusting firm and SVS Experts B.V., a Holland based loss adjusting firm, for an aggregate cash purchase price of $5.3 million. The Company acquired assets with a fair value of $7.1 million, including goodwill of $4.5 million, and assumed liabilities of $1.8 million. The purchase price of these acquisitions may be increased based on future earnings through 2004. These transactions were accounted for by the purchase method of accounting.

5. During the quarter and nine months ended September 30, 2001, the Company utilized $260,000 and $625,000, respectively, of its restructuring reserves for payments related to employee separations and lease terminations. As of September 30, 2001, remaining restructuring reserves were $2.1 million, $1.7 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease, and extended payments being made under employee separation agreements. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarter and nine months ended September 30, 2001 and 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Quarter ended                   Nine months ended
                                                                   ----------------------------------------------------------------
                                                                   September 30,    September 30,    September 30,    September 30,
   (In thousands, except per share data)                               2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                           $ 6,657          $ 9,658          $23,637          $30,682
                                                                      =======          =======          =======          =======

Weighted-average shares outstanding - Basic                            48,476           48,458           48,476           48,974
Dilutive effect of stock options                                           90               79               66               90
                                                                      -------          -------          -------          -------
Weighted-average shares outstanding - Diluted                          48,566           48,537           48,542           49,064
                                                                      =======          =======          =======          =======

Basic net income per share                                            $  0.14          $  0.20          $  0.49          $  0.63
                                                                      =======          =======          =======          =======
Diluted net income per share                                          $  0.14          $  0.20          $  0.49          $  0.63
                                                                      =======          =======          =======          =======

-----------------------------------------------------------------------------------------------------------------------------------

Additional options to purchase 5.1 million shares of Class A Common Stock at $10.00 to $19.50 per share were outstanding at September 30, 2001, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

7. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and nine months ended September 30, 2001 and 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Quarter ended                   Nine months ended
                                                                   ----------------------------------------------------------------
                                                                   September 30,    September 30,    September 30,    September 30,
   (In thousands)                                                      2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $ 6,657          $ 9,658          $23,637          $30,682
Foreign currency translation adjustment                                (2,019)          (1,674)         ( 3,347)          (3,638)
                                                                      -------          -------          -------          -------

Comprehensive income                                                  $ 4,638          $ 7,984          $20,290          $27,044
                                                                      =======          =======          =======          =======

-----------------------------------------------------------------------------------------------------------------------------------

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. The Company has two reportable segments, one which provides claims services through branch offices located in the United States
("Domestic Operations") and the other which provides similar services through branch or representative offices located in 64 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating income, defined as income before amortization of goodwill, net corporate interest, and income taxes. Financial information for the quarter and nine months ended September 30, 2001 and 2000 covering the Company's reportable segments is presented below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Quarter ended                   Nine months ended
                                                                   ----------------------------------------------------------------
                                                                   September 30,    September 30,    September 30,    September 30,
   (In thousands)                                                      2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Domestic                                                          $134,200         $132,290         $404,849         $395,253
   International                                                       47,212           47,827          142,545          146,732
                                                                     --------         --------         --------         --------
        TOTAL REVENUES                                               $181,412         $180,117         $547,394         $541,985
                                                                     ========         ========         ========         ========

OPERATING INCOME:
   Domestic                                                          $  9,883         $ 13,841         $ 33,241         $ 40,750
   International                                                        2,869            3,811           11,319           14,656
                                                                     --------         --------         --------         --------
        TOTAL OPERATING INCOME                                       $ 12,752         $ 17,652         $ 44,560         $ 55,406
                                                                     ========         ========         ========         ========

-----------------------------------------------------------------------------------------------------------------------------------

9. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". These Statements change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, will cease when the Company adopts SFAS 142 on January 1, 2002. Since the Company does not use the pooling-of-interest method to account for acquisitions, SFAS 141 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The adoption of SFAS 142 will increase net income by approximately $2.7 million per year, or $0.06 per share, net of taxes and excluding any goodwill impairment charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $6.7 million and $9.7 million for the quarter ended September 30, 2001 and 2000, respectively, and $23.6 million and $30.7 million for the nine months ended September 30, 2001 and 2000, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations as reported by the Company's two reportable segments: domestic operations and international operations. Expense amounts discussed are excluding amortization of goodwill, net corporate interest, and income taxes.

RESULTS OF OPERATIONS

Operating results for the Company's domestic and international operations for the quarter and nine months ended September 30, 2001 and 2000 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Quarter ended                   Nine months ended
                                                                  -----------------------------------------------------------------
                                                                  September 30,    September 30,    September 30,    September 30,
   (In thousands)                                                     2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Domestic                                                         $134,200         $132,290         $404,849         $395,253
   International                                                      47,212           47,827          142,545          146,732
                                                                    --------         --------         --------         --------
         TOTAL                                                      $181,412         $180,117         $547,394         $541,985

COMPENSATION & FRINGE BENEFITS:
   Domestic                                                         $ 84,269         $ 79,689         $251,943         $238,378
   % of Revenues                                                        62.8%            60.2%            62.2%            60.3%
   International                                                      31,245           31,069           93,961           92,434
   % of Revenues                                                        66.2%            65.0%            65.9%            63.0%
                                                                    --------         --------         --------         --------
          TOTAL                                                     $115,514         $110,758         $345,904         $330,812
           % of Revenues                                                63.7%            61.5%            63.2%            61.0%

EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   Domestic                                                         $ 40,048         $ 38,760         $119,665         $116,125
   % of Revenues                                                        29.8%            29.3%            29.6%            29.4%
   International                                                      13,098           12,947           37,265           39,642
   % of Revenues                                                        27.7%            27.0%            26.1%            27.0%
                                                                    --------         --------         --------         --------
          TOTAL                                                     $ 53,146         $ 51,707         $156,930         $155,767
          % of Revenues                                                 29.3%            28.7%            28.7%            28.8%
                                                                    -----------------------------------------------------------

OPERATING INCOME (1):
   Domestic                                                         $  9,883         $ 13,841         $ 33,241         $ 40,750
   % of Revenues                                                         7.4%            10.5%             8.2%            10.3%
   International                                                       2,869            3,811           11,319           14,656
   % of Revenues                                                         6.1%             8.0%             8.0%            10.0%
                                                                    --------         --------         --------         --------
          TOTAL                                                     $ 12,752         $ 17,652         $ 44,560         $ 55,406
          % of Revenues                                                  7.0%             9.8%             8.1%            10.2%

-----------------------------------------------------------------------------------------------------------------------------------

(1) Income before amortization of goodwill, net corporate interest, and income taxes.

DOMESTIC OPERATIONS

REVENUES

Domestic revenues by market type for the quarter and nine months ended September 30, 2001 and 2000 are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                              Quarter ended                            Nine months ended
                                                ---------------------------------------------------------------------------------
                                                September 30,  September 30,              September 30,   September 30,
   (In thousands)                                   2001            2000      Variance         2001           2000       Variance
=================================================================================================================================
Insurance companies                               $ 72,696       $ 72,678        0.0%        $218,176       $207,975        4.9%
Self-insured entities                               48,806         49,155       (0.7%)        147,986        149,743       (1.2%)
Class action services                               12,698         10,457       21.4%          38,687         37,535        3.1%
                                                  --------       --------                    --------       --------
        TOTAL DOMESTIC REVENUES                   $134,200       $132,290       1.4 %        $404,849       $395,253        2.4%
                                                  ========       ========                    ========       ========
---------------------------------------------------------------------------------------------------------------------------------

Revenues from insurance companies remained constant at $72.7 million for the quarter as increases in weather-related claim referrals and surveillance services were offset by decreases in referrals of high frequency, low severity claims. Revenues from self-insured clients decreased slightly to $48.8 million for the quarter. Class action revenues, which can fluctuate based on the timing of project awards and their completion, increased to $12.7 million in the quarter. The Company is pursuing a number of potential class action project awards that are awaiting final court settlement.

Case Volume Analysis

Excluding the impact of class action services, domestic unit volume, measured principally by cases received, decreased 4.8% in the third quarter of 2001 compared to the same period in 2000. This decrease was partially offset by a 4.5% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.3% decrease in domestic revenues in the third quarter of 2001, excluding revenues from class action services. Growth in class action services increased domestic revenues by 1.7% in the 2001 third quarter compared to the prior year period.

Domestic unit volume, measured principally by cases received, and excluding the impact of class action services and acquired revenues, decreased 5.2% in the first nine months of 2001 compared to the 2000 period. This decrease was offset by a 7.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 1.8% increase in domestic revenues for the first nine months of 2001, excluding revenues from class action services and acquired revenues. The Company's domestic insurance company referrals for high frequency, low severity claims have declined during the year resulting in an increase in the Company's average revenue per claim. Class action services increased domestic revenues by 0.3% in the nine months ended September 30, 2001, compared to the prior year period. In March 2000, the Company acquired certain assets and assumed certain liabilities of Greentree Investigations, Inc. ("Greentree"). Greentree's revenue (included in non-class action revenues) increased domestic revenues over the prior year period by 0.3% for the nine months ended September 30, 2001.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. Domestic compensation expense as a percent of revenues increased to 62.8% in the third quarter of 2001 as compared to 60.2% in the 2000 quarter, and to 62.2% for the nine months ended September 30, 2001, up from 60.3% in the 2000 period.

Domestic salaries and wages increased to $71.2 million and $212.6 million for the quarter and nine months ended September 30, 2001, respectively, increasing 2.9% and 3.9%, from $69.2 million and $204.7 million in the comparable 2000 periods. These increases resulted primarily from merit salary increases. Payroll taxes and fringe benefits for domestic operations totaled $13.1 million and $39.3 million in the third quarter and first nine months of 2001, respectively, increasing 24.7% and 16.7% from 2000 costs of $10.5 million and $33.7 million for the comparable periods. These increases are primarily due to higher costs related to the Company's self-insured employee medical and workers' compensation programs.


EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Domestic expenses other than compensation and related payroll taxes and fringe benefits increased as a percent of revenues to 29.8% and 29.6% for the quarter and nine months ended September 30, 2001, respectively, from 29.3% and 29.4% for the same periods in 2000. These increases are primarily due to higher legal fees and other professional fees (related to outsourced functions in certain information technology units) which are partially offset by lower professional indemnity self-insurance costs.

INTERNATIONAL OPERATIONS

REVENUES

Revenues from the Company's international operations decreased 1.3%, from $47.8 million for the third quarter of 2000 to $47.2 million for the third quarter of 2001. Revenues for the first nine months of 2001 totaled $142.5 million, a 2.9% decrease from $146.7 million reported in the first nine months of 2000. International unit volume, measured principally by cases received, decreased 5.8% and 3.0% in the quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Small strategic acquisitions in France, Brazil, Holland, and Canada contributed $1.8 million and $3.9 million to international revenues for the quarter and nine months ended September 30, 2001, respectively. Revenues are net of 6.8% and 7.6% declines during the quarter and nine months ended September 30, 2001, respectively, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 66.2% for the quarter ended September 30, 2001 from 65.0% for the same period in 2000. For the nine-month period, compensation and fringe benefits increased as a percentage of revenue from 63.0% in 2000 to 65.9% in 2001.

Salaries and wages of international personnel increased to 57.6% and 57.1% of international revenues for the quarter and nine months ended September 30, 2001, respectively, from 56.6% and 54.5% for the comparable periods in 2000. These increases are primarily due to an increase in capacity in the Company's international operating units due to a decline in case volume. Payroll taxes and fringe benefits increased as a percent of revenue to 8.6% and 8.8% for the quarter and nine months ended September 30, 2001, respectively, compared to 8.4% and 8.5% for the same periods in 2000.

EXPENSES OTHER THAN COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 27.7% of international revenues for the three months ended September 30, 2001, an increase from 27.0% for the same period in 2000. This increase is due to higher bad debt expense. Expenses other than compensation and related payroll taxes and fringe benefits were 26.1% of international revenues for the nine months ended September 30, 2001, respectively, down from 27.0% for the same period in 2000. This decrease is due to reduced rent, professional fees, and automobile expenses.

FINANCIAL CONDITION

At September 30, 2001 current assets exceeded current liabilities by approximately $102.8 million, a decrease of $3.3 million from the working capital balance at December 31, 2000. Cash and cash equivalents at September 30, 2001 totaled $14.8 million, a decrease of $7.4 million from the balance at the end of 2000. Cash was generated primarily from operating activities, while the principal uses of cash were for dividends paid to shareholders, payments on short-term borrowings, acquisitions of businesses, and acquisitions of property and equipment.

During the quarter and nine months ended September 30, 2001, the Company did not repurchase any of its Class A or Class B Common Stock. As of September 30, 2001, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of September 30, 2001 totaled $40.3 million, decreasing from $44.4 million at the end of 2000. Long-term borrowings outstanding, excluding current installments, as of September 30, 2001 totaled $36.5 million, as compared to $36.7 million at the end of 2000. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in its foreign operations.

Shareholders' investment at September 30, 2001 was $218.5 million, compared with $217.8 million at December 31, 2000.

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

The Company has received federal grand jury subpoenas requesting certain business and financial records of the Company dating back to 1992. The Company has been advised that the subpoenas were issued in connection with an investigation into the Company's billings for services in its Domestic Claims Management and Healthcare Management Services branch offices. The Company is cooperating fully with the investigation. It is not possible to determine what effects, if any, this investigation might ultimately have on the Company's financial position or results of operations. Legal fees associated with the investigation were approximately $1.1 million and $2.0 million for the quarter and nine months ended September 30, 2001, respectively.

NON-RENEWAL OF MATERIAL CONTRACT

The Company has recently been informed that a large contract with a major domestic insurer for medical bill review services will not be renewed at December 31, 2001. For the nine months ended September 30, 2001, revenues and pretax earnings related to the contract totaled $11.4 million and $1.3 million, respectively. Fourth quarter revenues and pretax earnings related to this contract are expected to approximate $2.5 million and $54,000, respectively, including severance and other costs associated with the contract termination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 26.0% and 27.1% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

The Company measures currency earnings risk related to its international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of September 30, 2001 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $1.0 million during the first nine months of 2001, had the U.S. dollar exchange rate increased relative to the currencies with which the Company had exposure.

INTEREST RATES

The Company is exposed to interest rate fluctuations on certain of its variable rate borrowings. Depending on general economic conditions, the Company uses variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At September 30, 2001, the Company had $40.3 million in short-term loans outstanding with an average variable interest rate of 5.8%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 13, 2001

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

                                    CRAWFORD & COMPANY
                                    (Registrant)


Date: November 13, 2001             /s/ Grover L. Davis
                                    ------------------------------------
                                    Grover L. Davis
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 13, 2001             /s/ John F. Giblin
                                    ------------------------------------
                                    John F. Giblin
                                    Executive Vice President - Finance
                                    (Principal Financial Officer)


Date: November 13, 2001             /s/ W. Bruce Swain
                                    ------------------------------------
                                    W. Bruce Swain
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                  Description                 Sequential Page No.
-----------                  -----------                 -------------------
    15.1         Letter from Arthur Andersen LLP                 20