Form 10-K405
period 2001-12-31
CRAWFORD & CO
filed 2002-03-22
CIK 25475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to

Commission file number 1-10356.

                               CRAWFORD & COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                    58-0506554
--------------------------------       ---------------------------------------
         (State or other               (I.R.S. Employer Identification Number)
jurisdiction of incorporation or
         organization)

5620 Glenridge Dr., N.E., Atlanta, Georgia              30342
------------------------------------------            ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                  Name of each exchange on which registered
--------------------------------------         -----------------------------------------
Class A Common Stock - $1.00 Par Value                  New York Stock Exchange
Class B Common Stock - $1.00 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by nonaffiliates* of the Registrant was $133,858,500 as of March 1, 2002, based upon the closing price as reported on NYSE on such date.
--------------------------------------------------------------------------------
*All shareholders, other than Directors,
Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002, was:

           Class A Common Stock - $1.00 Par Value - 23,843,480 Shares Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference:
(1) Annual Report to Shareholders for the Year Ended December 31, 2001, Part I -
Item 2; Part II - Items 5, 6, 7, 7A and 8; Part IV - Item 14, and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant") is the world's largest independent provider of diversified services to insurance companies, self-insured corporations and governmental entities. Among the many services provided are claims administration, loss adjustment, healthcare management, risk management services, class action administration and risk information services.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues derived from the Registrant's U. S. and international operations are shown in the following schedule:

                                             Years Ended December 31,
                                      -------------------------------------
                                      2001            2000            1999
                                      -----           -----           -----
U. S. Operations                       73.7%           72.9%           74.6%

International Operations               26.3%           27.1%           25.4%
                                      -----           -----           -----

                                      100.0%          100.0%          100.0%
                                      =====           =====           =====

U.S. OPERATIONS. Claims services are provided by the Registrant in the United States to two different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides. The Registrant also services clients which are self-insured or commercially insured through alternative loss funding methods, and provides them with a more complete range of services, including the supervision of field locations, information services and medical cost-containment.

The major elements of U.S. claims administration services (which include the limited services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are as follows:

         - Initial Reporting - the Registrant's XPressLink(SM) service provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

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

         - Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include early medical intervention, triage, assessment, case management, PPO channeling, and bill review.

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

         - Surveillance and Forensic Investigation - provides discrete surveillance operations to confirm suspicious claims and forensic cause and origin investigations.

         - Class Action Support - relates to the administration and field inspection requirements with respect to product liability class action settlements.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

         - RISK SCIENCES GROUP, INC. - is a software applications and consulting firm which is a wholly-owned subsidiary of the Registrant. Risk Sciences Group ("RSG") provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, SISDAT(SM), and has developed the SIGMA ENCORE(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

         - THE GARDEN CITY GROUP, INC. - is a class action settlement administration company which was acquired by the Registrant in January of 1999. The Garden City Group ("GCG") handles the administrative functions related to securities, product liability and other class action settlements, including qualifying class members, dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

         - THE PRISM NETWORK, INC. - is a subsidiary of the Registrant, acquired in August of 1999, which contracts with a network of contractors ("Contractor Connection(sm)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market Contractor Connection to property insurance companies to facilitate faster, more economical resolution of smaller property damage claims under home-owner policies.

         - EDUCATION SERVICES - are provided by the Registrant's Crawford University. The primary purpose of the University is to provide education and certification for professionals engaged in service delivery for all lines of business to assure consistent quality in the Registrant's work products. In addition, the University provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford University education programs and access the Crawford University continuing education curriculum in a variety of risk management subjects.

INTERNATIONAL OPERATIONS. Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2001, 2000, and 1999 consolidated financial statements reflect the non-North American financial position as of October 31, 2001, 2000, and 1999, respectively and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 2001, 2000, and 1999, respectively.

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

During the 2001 fiscal year, subsidiaries of the Registrant acquired Leonard, Hirst & Miller Adjusters (1977) Ltd., a multi-line adjusting company in Canada; Central Victoria Loss Adjusters, a claims administration firm in Australia; SVS Experts B.V., an independent adjusting enterprise in Holland; and Resin, a Brazilian independent adjusting firm.

SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the United States and approximately 300 offices in 66 countries throughout the rest of the world.

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

                    COMPETITION, EMPLOYMENT AND OTHER FACTORS

The claims services markets, both in the U. S. and internationally, are highly competitive and are composed of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, health and disability management, and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, such organizations derive revenues from independent claims administration activities which equal those of the Registrant.

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

The United States insurance industry generally uses internal adjusting personnel to make automobile and smaller property damage claims adjustments by telephone and may assign the limited function of appraising physical damage to outside service organizations, such as the Registrant. The Registrant believes that such limited assignments from automobile and property insurers may continue, reflecting a perception by insurance companies that they can reduce adjusting expenses in amounts greater than the higher losses associated with telephone adjusting. In certain instances, however, insurers have attempted to reduce the fixed cost of their claims departments by increasing outside assignments to independent firms such as the Registrant.

When insurance premiums have increased and corporate risk management personnel have become more aware of alternative methods of financing losses, there has been a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental entities. These programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, and may permit certain risk management services to be provided to the client by service companies independent of the insurance company or broker. In addition to providing full claims administration services for such clients, the Registrant generally provides statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by the Registrant and the fee to be paid for its services (generally a fixed rate per assignment within the various risk classifications). These programs are sensitive to changes in premiums charged for full coverage insurance. In softer insurance markets, as had been experienced prior to September 11, 2001, these alternative risk programs tend to be less attractive to potential clients and are replaced by full traditional insurance and, accordingly, reduce the number of alternative risk programs in which the Registrant can participate.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional risk management services firms located throughout the United States and internationally. Many of these smaller firms have rate structures that are lower than the Registrant's, but do not offer the broad spectrum of risk management services which the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its broader scope of services and its large number of geographically dispersed offices provide it with a competitive advantage in securing business from national and international clients.

At December 31, 2001, the total number of full-time equivalent employees was 8,569 compared with 8,235 at December 31, 2000. In addition, the Registrant has available a significant number of on-call employees as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

-        Occurrences of weather-related, natural and man-made disasters;

- Changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

- Decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with the Registrant's business;

- Continued growth in product liability and securities class actions and the possibility that legislation may curtail or limit that growth;

- The growth of the alternative risk market and the use of independent third party administrators such as the Registrant, as opposed to administrators affiliated with brokers or insurance carriers;

- Ability to develop or acquire information technology resources to support and grow the Registrant's businesses;

-        The ability to recruit, train, and retain qualified personnel;

- The renewal of existing major contracts with clients and the Registrant's ability to obtain such renewals and new contracts on satisfactory financial terms and the credit worthiness of its major clients;

- Changes in accounting principles or application of such principles to the Registrant's business;

- General risks associated with doing business outside the United States, including without limitation, restrictions on foreign-owned or controlled entities conducting loss adjusting activities in those jurisdictions, exchange rate fluctuations and currency restrictions;

- The outcome of the federal investigation discussed under "ITEM 3. LEGAL PROCEEDINGS" below; and

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

Investors should also be aware that while the Registrant does, from time to time, communicate with securities analysts, it is against the Registrant's policy to disclose to them any material, non- public information or other confidential commercial information. Accordingly, investors should not assume that the Registrant agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Registrant has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that the reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Registrant.

ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. As of December 31, 2001, the Registrant leased approximately 585 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements. As of December 31, 2001, the Registrant owned or leased approximately 1,500 automobiles which are used by the Registrant's field adjusters and certain of its management personnel in the United States. Additional vehicles are owned or leased by the Registrant's foreign subsidiaries for use by field and management personnel. See Note 4 of Notes to Consolidated Financial Statements included in the Registrant's 2001 Annual Report to Shareholders filed herewith as Exhibit 13.1, which notes are incorporated herein by reference.

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

In 2000 and 2001, the Registrant was served with federal grand jury subpoenas for company records related primarily to its claims management and healthcare management businesses in the United States dating back to 1992. It has been advised by U. S. Department of Justice, Fraud Section attorneys that the subject of the investigation is the billing practices of the Registrant in the United States. The Registrant is cooperating fully in the investigation and has undertaken an internal review of these matters by independent outside legal counsel. No criminal or civil proceedings have been commenced against the Registrant by the government in connection with this investigation. The Registrant can not now predict when the government investigation will be completed, its ultimate outcome, what relief, if any, will be sought, the final cost of the investigation and internal review, nor the effect thereof on the Registrant's financial condition or results of operations. Government civil or criminal fines or sanctions, as well as potential reimbursements to clients, loss of existing or prospective business opportunities, and disruption of operations caused by the government investigation could have a material adverse effect on the Registrant's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

       Name                                   Office                             Age
       ----                                   ------                             ---
Archie Meyers, Jr.        Chairman                                                64
G. L. Davis               President and Chief Executive Officer                   50
J. A. McGee               President - U.S. Operations                             51
J. T. Bowman              President - Crawford & Company International, Inc.      48

S. V. Festa                Executive Vice President - Risk Management Services                   42
J. F. Giblin               Executive Vice President - Finance                                    45
G. P. Hodson               Executive Vice President - Claims Management Services                 55
Victoria Holland           Executive Vice President - Healthcare Management Services             57
J. F. Osten                Executive Vice President - General Counsel & Corporate Secretary      60
H. L. Rogers               Executive Vice President - Business Solutions Group                   45
W. L. Beach                Senior Vice President - Human Resources                               57

Mr. Meyers was appointed Chairman and Chief Executive Officer on July 27, 1999 and relinquished the Chief Executive Officer position effective April 1, 2001. From September 28, 1998 to July 27, 1999 he served as President and Chief Operating Officer. He served as President - Claims Management Services from August 1995 until March 1998.

Mr. Davis was appointed Chief Executive Officer effective April 1, 2001 and was President and Chief Operating Officer from July 27, 1999. From November 1, 1998 to July 27, 1999 he was Senior Vice President of the Claims Management Services business unit, a position he also held from August 1, 1997 to April 1, 1998. From April, 1998 to October 31, 1998 Mr. Davis was Manager of the Registrant's Dallas Service Center. From May of 1996 to August of 1997 he was Vice President
- National Sales Manager for Claims Management Services and from July 1994 to May of 1996 he was a Regional Manager in Claims Management Services operations, first as an Assistant Vice President and then Vice President.

Mr. McGee was appointed to his present position with the Registrant on April 1, 2001 and served as Executive Vice President - Claims Management Services from July 27, 1999. From November, 1994 to April, 1999 Mr. McGee was Executive Vice President with GAB Robins responsible for the Claims Services business unit. GAB Robins is a competitor of the Registrant.

Mr. Bowman was appointed to his present position effective April 1, 2001. From August of 1997, first as a Vice President and then in August 1999 as a Senior Vice President, he was Regional Managing Director - Americas. From January 1, 1996 to August, 1997 he was Vice President in charge of International Strategic Planning.

Mr. Festa was appointed to his present position with the Registrant on July 27, 1999. Prior to July 1999 and from November 1998 he was Senior Vice President - Risk Management Services. From April 1998 to November 1998, he was a Vice President and Director of the Registrant's Service Centers. Prior to April 1998 and for more than five years Mr. Festa was involved in the operations of the Registrant's Risk Management Services product line first as an Operations Supervisor, then in June of 1996 as an Assistant Vice President and in August of 1997 as a Vice President.

Mr. Giblin has been with the Registrant for more than five years, serving as Controller until his appointment to his present position in June 1998.

Mr. Hodson was appointed to his present position with the Registrant effective April 1, 2001. From April 27, 2000 he served as Executive Vice President of Crawford & Company International, Inc. and prior to that appointment he was Senior Vice President of the Strategic Planning Office. In 1997 he was promoted to Senior Vice President of Project Office and in 1998 was Senior Vice President of Claims Management Services, Field Operations. In 1995 he became Vice President Regional Manager of the Southeast Region for the Registrant and in 1996 was promoted to Vice President of Casualty Operations.

Ms. Holland was appointed to her present position with the Registrant on July 27, 1999. From August 1, 1997 to July 27, 1999, she was a Senior Vice President in the Healthcare Management product line. Prior to August 1997 and for more than five years, Ms. Holland was a Vice President in the Healthcare Management product line.

Mr. Osten has served in his present position with the Registrant for more than five years.

Mr. Rogers was appointed to his present position with the Registrant on July 27, 1999. Prior to July 1999 and from November 1998 he was Senior Vice President - Property & Catastrophe Services. From February 1, 1997 to November 1, 1998, he was a Vice President in Catastrophe Services operations and from April 1, 1996 to February, 1997 he was an Assistant Vice President in Catastrophe Services operations. From March 1995 to April 1996 he served as Manager of the Registrant's Nashville, Tennessee branch office.

Mr. Beach was hired by the Registrant as its Chief Learning & Resources Officer in September 1996 and was appointed Senior Vice President - Human Resources in October of 1997. For more than five years prior to that, he was a partner of Southern Consulting Group in Atlanta, Georgia.

Officers of the Registrant are appointed annually by the Board of Directors of the Registrant, except for Mr. Bowman, who is appointed by the Board of Directors of Crawford & Company International, Inc.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information required by this Item is included on page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, under the caption "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included on pages 21-22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 23-40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Quarterly Financial Data (Unaudited), Dividend Information and Common Stock Quotations", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 10-12 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-8 under the captions "Executive Compensation and Other Information" and "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and on page 12 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 9-11 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 11 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Registrant's 2001 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 2001 and 2000, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001, and the related report of Arthur Andersen LLP on the financial statements. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference and included as
                  Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -        Consolidated Balance Sheets -- December 31, 2001 and
                           2000

                  - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2001, 2000, and 1999

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

                  - Notes to Consolidated Financial Statements - December 31, 2001, 2000, and 1999

         2.       Financial Statement Schedule

                  -        Report of Independent Public Accountants as to
                           Schedule

         Schedule
          Number
         --------
             V             Valuation and Qualifying Accounts for the Years Ended December 31,
                           2001, 2000, and 1999

                           Schedules I through IV and VI not listed above have been omitted because they are not applicable.

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

         3.2               Restated By-laws of the Registrant, as amended
                           (incorporated by reference to Exhibit 3.2 to the Registrant's annual report on Form 10-K for the year ended December 31, 2000).

         10.1*             Crawford & Company 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-
                           K for the year ended December 31, 1992).

         10.2              * Crawford & Company 1997 Key Employee Stock Option
                           Plan, as amended (incorporated by reference to Appendix A on page A-1 of the

                           Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2000).

         10.3*             Crawford & Company 1997 Non-Employee Director Stock Option Plan
                           (incorporated by reference to Appendix B on page B-1 of the Registrant's
                           Proxy Statement for the Annual meeting of Shareholders held on April 22,
                           1997).

         10.4*             Amended and Restated Supplemental Executive Retirement Plan
                           (incorporated by reference to Exhibit 10.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 2000).

         10.5*             Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 18, 1996).

         10.6*             Amended and Restated Crawford & Company Medical Reimbursement
                           Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994).

         10.7*             Discretionary Allowance Plan  (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended
                           December 31, 1994).

         10.8*             Deferred Compensation Plan  (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
                           December 31, 1994).

         10.9*             Crawford & Company 1996 Incentive Compensation Plan, as amended
                           (incorporated by reference to Exhibit 10.11 to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1999).

         13.1              The Registrant's Annual Report to Shareholders for the year ended
                           December 31, 2001  (only those portions incorporated herein by reference).

         21.1              Subsidiaries of Crawford & Company.

         23.1              Consent of Arthur Andersen LLP.

         24.1-9            Powers of Attorney.

         99                Temporary Note 3T Letter

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

(c)      The Registrant has filed the Exhibits listed in Item 14(a)(3).

(d) Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly-owned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CRAWFORD & COMPANY



Date March  21, 2002                   By /s/ Grover L. Davis
     ---------------                     ---------------------------------------
                                         GROVER L. DAVIS., President
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                              NAME AND TITLE
                                                              --------------



Date March  21, 2002                                            /s/ Grover L. Davis
     ---------------                                -----------------------------------------
                                                    GROVER L. DAVIS, President and Chief
                                                    Executive Officer (Principal Executive
                                                    Officer) and Director



Date March  20, 2002                                              /s/ J. F. Giblin
     ---------------                                -----------------------------------------
                                                    J. F. GIBLIN, Executive Vice President-
                                                    Finance (Principal Financial Officer)



Date March  20, 2002                                              /s/ W. B. Swain
     ---------------                                -----------------------------------------
                                                    W. B. SWAIN, Senior Vice President and
                                                    Controller (Principal Accounting Officer)



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    ARCHIE MEYERS, JR., Director

                                                              NAME AND TITLE
                                                              --------------



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    F. L. MINIX, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    J. HICKS LANIER, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    CHARLES FLATHER, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    LINDA K. CRAWFORD, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    JESSE C. CRAWFORD, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    LARRY L. PRINCE, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    JOHN A. WILLIAMS, Director



Date March  21, 2002                                                    *
     ---------------                                -----------------------------------------
                                                    E. JENNER WOOD, III, Director



Date March  21, 2002                              By          /s/ Judd F. Osten
     ---------------                                -----------------------------------------
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

         3.2               Restated By-laws of the Registrant, as amended
                           (incorporated by reference to Exhibit 10.2 to the Registrant's annual report on Form 10-K for the year ended December 31, 2000).

         10.1              Crawford & Company 1990 Stock Option Plan, as amended
                           (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992).

         10.2              Crawford & Company 1997 Key Employee Stock Option
                           Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy
                           Statement for the Annual Meeting of Shareholders held on April 25, 2000).

         10.3              Crawford & Company 1997 Non-Employee Director Stock
                           Option Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual meeting of Shareholders held on April 22,
                           1997).

         10.4              Amended and Restated Supplemental Executive
                           Retirement Plan (incorporated by reference to Exhibit
                           10.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 2000).

         10.5              Crawford & Company 1996 Employee Stock Purchase
                           Plan (incorporated by reference to Appendix A on page A-
                           1 of Registrant's Proxy Statement for the Annual Meeting
                           of Shareholders held on April 18, 1996).

         10.6              Amended and Restated Crawford & Company Medical
                           Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

         10.7              Discretionary Allowance Plan (incorporated by reference
                           to Exhibit 10.10 to the Registrant's annual report on Form
                           10-K for the year ended December 31, 1994).

         10.8              Deferred Compensation Plan (incorporated by reference to
                           Exhibit 10.11 to the Registrant's annual report on Form 10-
                           K for the year ended December 31, 1994).

                                  EXHIBIT INDEX

                                                                                                        Sequential
                                                                                                        Page Number
      Exhibit No.                         Description of Exhibit                                        of Exhibit
      -----------                         ----------------------                                        ----------
         10.9              Crawford & Company 1996 Incentive Compensation Plan,
                           as amended (incorporated by reference to Exhibit
                           10.11 to the Registrant's annual report on Form 10-K
                           for the year ended December 31, 1999).

         13.1              The Registrant's Annual Report to Shareholders for the
                           year ended December 31, 2001 (only those portions
                           incorporated
                           hereby by reference).                                                           22-45

         21.1              Subsidiaries of Crawford & Company.                                                46

         23.1              Consent of Arthur Andersen LLP.                                                    47

         24.1-9            Powers of Attorney.                                                             48-56

         99                Temporary Note 3T Letter

                               ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crawford & Company:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Crawford & Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                                                                      SCHEDULE V

                       CRAWFORD & COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                            (In Thousands of Dollars)

Col. A                         Col. B                      Col. C                Col. D            Col. E
------                         ------                      ------                ------            ------
                               Balance at                   Additions            Deductions        Balance
Period                         Beginning                                         from              at End
                               of Period                                         Allowances(2)     of
                                                                                                   Period
                                                   Charged           Charged
                                                   to Costs          to Other
                                                   and               Accounts
                                                   Expenses          (1)
2001
Deducted in
consolidated balance
sheets from accounts
receivable                     $17,335             $2,357            $ 81        $(3,018)          $16,755
                               =======             ======            ====        ========          =======

2000
Deducted in
consolidated balance
sheets from accounts
receivable                     $20,182             $  918            $202        $(3,967)          $17,335
                               =======             ======            ====        ========          =======

1999
Deducted in
consolidated balance
sheets from accounts
receivable                     $19,346             $2,789            $228        $(2,188)          $20,182
                               =======             ======            ====        ========          =======

(1) Represents adjustments to allowance for doubtful accounts receivable arising from acquisitions.

(2) Represents uncollectible accounts written off, net of recoveries.