Form 10-Q
period 2002-03-31
CRAWFORD & CO
filed 2002-05-14
CIK 25475

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

                                       OR

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from      to
                                                  ----    ----

                         COMMISSION FILE NUMBER 1-10356

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

                 GEORGIA                              58-0506554
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

        5620 GLENRIDGE DRIVE, N.E.
            ATLANTA, GEORGIA                            30342
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

                                  YES X   NO
                                             ---
The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 23,848,880
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (In thousands, except per share data)

                                                                 QUARTER ENDED
                                                                 -------------
                                                           MARCH 31,         MARCH 31,
                                                             2002              2001
                                                             ----              ----
REVENUES:

   Revenues before reimbursements                          $ 171,767         $179,455
   Reimbursements                                              6,741            8,327
                                                           ---------         --------
           TOTAL REVENUES                                    178,508          187,782
                                                           ---------         --------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements          130,591          133,489
   Reimbursements                                              6,741            8,327
                                                           ---------         --------
   Cost of Services                                          137,332          141,816

   Selling, general, and administrative expenses              33,157           30,665

   Nonrecurring credit (1)                                    (6,000)              --

   Corporate interest, net                                     1,178            1,181

   Amortization of goodwill                                       --              829

                                                           ---------         --------
           TOTAL COSTS AND EXPENSES                          165,667          174,491
                                                           ---------         --------

INCOME BEFORE INCOME TAXES                                    12,841           13,291

PROVISION FOR INCOME TAXES                                     4,674            5,104
                                                           ---------         --------

NET INCOME                                                 $   8,167         $  8,187
                                                           =========         ========

NET INCOME PER SHARE:
    Basic                                                  $    0.17         $   0.17
    Diluted                                                $    0.17         $   0.17
                                                           =========         ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                     48,541           48,452
    Diluted                                                   48,644           48,525
                                                           =========         ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                   $    0.14         $   0.14
    Class B Common Stock                                   $    0.14         $   0.14
                                                           =========         ========


----------
(1) Nonrecurring credit related to a payment from a former vendor in full settlement of a business dispute.

     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD & COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                             (UNAUDITED)
                                                              MARCH 31,        DECEMBER 31,
                                                                2002              2001
                                                                ----              ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                 $  16,113         $  21,966
   Accounts receivable, less allowance for doubtful
      accounts of $17,624 in 2002 and $16,755 in 2001          139,368           139,380
   Unbilled revenues, at estimated billable amounts             91,304            88,399
   Prepaid expenses and other current assets                    14,692            11,539
                                                             ---------         ---------
       TOTAL CURRENT ASSETS                                    261,477           261,284
                                                             ---------         ---------

PROPERTY AND EQUIPMENT:

   Property and equipment, at cost                             148,565           147,162
   Less accumulated depreciation                              (109,253)         (107,898)
                                                             ---------         ---------
       NET PROPERTY AND EQUIPMENT                               39,312            39,264
                                                             ---------         ---------

OTHER ASSETS:

   Intangible assets arising from acquisitions, net             86,257            86,239
   Prepaid pension cost                                          7,024             7,138
   Capitalized software costs, net                              17,514            15,866
   Deferred income tax asset                                    11,780            11,817
   Other                                                        10,433             9,807
                                                             ---------         ---------
       TOTAL OTHER ASSETS                                      133,008           130,867
                                                             ---------         ---------

TOTAL ASSETS                                                 $ 433,797         $ 431,415
                                                             =========         =========


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (In thousands)


                                                                                    (UNAUDITED)
                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2002              2001
                                                                                        ----              ----
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                                              $  39,014         $  36,440
   Accounts payable                                                                      31,011            31,275
   Accrued compensation and related costs                                                23,016            25,771
   Deferred revenues                                                                     19,321            20,543
   Self-insured risks                                                                    12,961            12,833
   Accrued income taxes                                                                  15,875            16,001
   Other accrued liabilities                                                             11,802            13,118
   Current installments of long-term debt                                                   293               326
                                                                                      ---------         ---------
       TOTAL CURRENT LIABILITIES                                                        153,293           156,307
                                                                                      ---------         ---------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                             36,361            36,378
   Deferred revenues                                                                     13,259            12,707
   Self-insured risks                                                                    12,341            11,249
   Minimum pension liability                                                             13,700            10,328
   Postretirement medical benefit obligation                                              6,639             6,645
   Other                                                                                  9,842             9,501
                                                                                      ---------         ---------
       TOTAL NONCURRENT LIABILITIES                                                      92,142            86,808
                                                                                      ---------         ---------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000 shares
      authorized; 23,849 and 23,843 shares issued
      and outstanding in 2002 and 2001, respectively                                     23,849            23,843
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2002 and 2001                                                       24,697            24,697
   Additional paid-in capital                                                                76                27
   Retained earnings                                                                    188,052           186,683
   Accumulated other comprehensive loss                                                 (48,312)          (46,950)
                                                                                      ---------         ---------
       TOTAL SHAREHOLDERS' INVESTMENT                                                   188,362           188,300
                                                                                      ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                        $ 433,797         $ 431,415
                                                                                      =========         =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                    MARCH 31,        MARCH 31,
                                                                      2002             2001
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  8,167         $  8,187
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                                 4,335            5,047
         Deferred income taxes                                          (287)               6
         Loss (gain) on sales of property and equipment                    7              (14)
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                    (745)           2,712
            Unbilled revenues                                         (3,512)          (5,782)
            Accrued  or prepaid income taxes                             433            4,214
            Accounts payable and accrued liabilities                  (3,561)          (2,667)
            Deferred revenues                                         (1,174)          (1,790)
            Prepaid and accrued pension costs                          3,485            1,668
            Prepaid expenses and other assets                         (3,852)          (1,928)
                                                                    --------         --------
Net cash provided by operating activities                              3,296            9,653
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                             (2,611)          (2,831)
   Acquisition of businesses, net of cash acquired                        --             (723)
   Capitalization of computer software costs                          (2,609)          (1,216)
   Proceeds from sales of property and equipment                          56               83
                                                                    --------         --------
Net cash used in investing activities                                 (5,164)          (4,687)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (6,796)          (6,783)
   Proceeds from exercise of stock options                                55               --
   Increase in short-term borrowings                                  11,490            2,787
   Payments on short-term borrowings                                  (8,507)              --
   Increase in long-term borrowings                                        8               --
   Payments on long-term debt                                            (38)             (89)
                                                                    --------         --------
Net cash used in financing activities                                 (3,788)          (4,085)
                                                                    --------         --------

                                                                    --------         --------
Effect of exchange rate changes on cash and cash equivalents            (197)             242
                                                                    --------         --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (5,853)           1,123
Cash and cash equivalents at beginning of period                      21,966           22,136
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 16,113         $ 23,259
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

2. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2002.

3. During the quarter ended March 31, 2002, the Company utilized $95,000 of its restructuring reserves for payments related to employee separations and lease terminations. As of March 31, 2002, remaining restructuring reserves were $2.0 million, $1.7 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists primarily of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarter ended March 31, 2002 and 2001:

                                                          Quarter ended
                                                          -------------
                                                      March 31,     March 31,
         (In thousands, except per share data)          2002           2001
                                                        ----           ----
         Net income available to common
         shareholders                                  $ 8,167        $ 8,187
                                                       =======        =======

         Weighted-average common shares
         outstanding - Basic                            48,541         48,452
         Dilutive effect of stock options                  103             73
                                                       -------        -------
         Weighted-average common shares
         outstanding - Diluted                          48,644         48,525
                                                       =======        =======

         Basic net income per share                    $  0.17        $  0.17
                                                       =======        =======
         Diluted net income per share                  $  0.17        $  0.17
                                                       =======        =======

Additional options to purchase 5,180,948 shares of Class A Common Stock at $9.70 to $19.50 per share were outstanding at March 31, 2002, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

5. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter ended March 31, 2002 and 2001:

                                                            Quarter ended
                                                            -------------
                                                       March 31,       March 31,
                     (In thousands)                       2002            2001
                                                          ----            ----
         Net income                                     $ 8,167         $ 8,187
         Foreign currency translation adjustment         (1,797)           (180)
                                                        -------         -------
         Comprehensive income                           $ 6,370         $ 8,007
                                                        =======         =======

6. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar services through branch or representative offices located in 66 other countries ("International Operations"). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating income, defined as income before nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial information for the quarter ended March 31, 2002 and 2001 covering the Company's reportable segments is presented below:

                                                           Quarter ended
                                                           -------------
                                                      March 31,       March 31,
            (In thousands)                              2002            2001
                                                        ----            ----
         Revenues before Reimbursements:
           U.S                                         $126,610        $131,470
           International                                 45,157          47,985
                                                       --------        --------
                 Total Revenues                        $171,767        $179,455
                                                       ========        ========

         Operating Earnings:
           U.S                                         $  6,279        $ 11,096
           International                                  1,740           4,205
                                                       --------        --------
                 Total Operating Earnings              $  8,019        $ 15,301
                                                       ========        ========

7. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets." SFAS 144 supercedes SFAS 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB Opinion 51, "Consolidated Financial Statements." The statement retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. This statement did not have an impact on the Company's consolidated results of operations, financial position, or cash flows, because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121 and no assets met the criteria for impairment.

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 changes the accounting for goodwill and intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS 142 on January 1, 2002. The Company does not currently have any intangible assets requiring disclosure under SFAS 142. The adoption of SFAS 142, requires a transitional goodwill impairment test be performed on all reportable segments. Step one of the transitional goodwill impairment test was performed on the U.S. and International segments. Based on the results of step one, the U.S. and International segments do not have an impairment of goodwill.

The following table presents the effect of adopting SFAS 142 on net income and basic and diluted earnings per share:

                                                            Quarter ended
                                                            -------------
                                                      March 31,        March 31,
         (in thousands, except per share data)           2002             2001
                                                         ----             ----
         Reported net income                          $   8,167        $   8,187
         Add: Goodwill amortization                           0              738
                                                      ---------        ---------
         Adjusted net income                          $   8,167        $   8,925
                                                      =========        =========

         Basic earnings per share:
         Reported net income                          $    0.17        $    0.17
         Goodwill amortization                             0.00             0.01
                                                      ---------        ---------
         Adjusted net income                          $    0.17        $    0.18
                                                      =========        =========


         Diluted earnings per share:
         Reported net income                          $    0.17        $    0.17
         Goodwill amortization                             0.00             0.01
                                                      ---------        ---------
         Adjusted net income                          $    0.17        $    0.18
                                                      =========        =========

Also effective January 1, 2002, the Company adopted Emerging Issue Task Force Issue 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF Issue requires that reimbursed out-of-pocket expenses be classified as revenues in the income statement. Historically, the Company has netted such reimbursements against its costs in the consolidated statements of income. The adoption of this EITF Issue had no effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $8,167,000 and $8,187,000 for the quarters ended March 31, 2002 and 2001, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company's results reported by its two reportable segments: U.S. operations and international operations. Revenue amounts discussed are before reimbursements for out-of-pocket expenses. Expense amounts discussed are excluding the nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

RESULTS OF OPERATIONS

Operating results for the Company's U.S. and international operations for the quarter ended March 31, 2002 and 2001 are as follows:


                                                         Quarter ended
                                                         -------------
                                                    March 31,       March 31,
                  (In thousands)                      2002             2001
                                                      ----             ----
         REVENUES BEFORE REIMBURSEMENTS:
            U.S.                                    $126,610         $131,470
            International                             45,157           47,985
                                                    --------         --------
                  TOTAL                             $171,767         $179,455

         COMPENSATION & FRINGE BENEFITS:
            U.S.                                    $ 81,759         $ 81,559
            % of Revenues                               64.5%            62.1%
            International                             31,400           31,126
            % of Revenues                               69.5%            64.9%
                                                    --------         --------
                   TOTAL                            $113,159         $112,685
                    % of Revenues                       65.9%            62.8%

         EXPENSES OTHER THAN REIMBURSEMENTS,
         COMPENSATION & FRINGE BENEFITS:
            U.S.                                    $ 38,572         $ 38,815
            % of Revenues                               30.5%            29.5%
            International                             12,017           12,654
            % of Revenues                               26.6%            26.3%
                                                    --------         --------
                   TOTAL                            $ 50,589         $ 51,469
                   % of Revenues                        29.4%            28.7%
                                                    --------         --------
         OPERATING EARNINGS (1):
            U.S.                                    $  6,279         $ 11,096
            % of Revenues                                5.0%             8.4%
            International                              1,740            4,205
            % of Revenues                                3.9%             8.8%
                                                    --------         --------
                   TOTAL                            $  8,019         $ 15,301
                   % of Revenues                         4.7%             8.5%

----------
(1) Earnings before nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type for the quarter ended March 31, 2002 and 2001 are as follows:

                                                                                Quarter ended
                                                                  ---------------------------------------
                                                                  March 31,        March 31,
            (In thousands)                                          2002             2001        Variance
                                                                    ----             ----        --------
         Insurance companies                                      $ 64,763        $ 69,060         (6.2%)
         Self-insured entities                                      50,349          50,138          0.4%
         Class action services                                      11,498          12,272         (6.3%)
                                                                  --------        --------
                 TOTAL U.S. REVENUES BEFORE REIMBURSEMENTS        $126,610        $131,470         (3.7%)
                                                                  ========        ========

Revenues from insurance companies decreased 6.2% to $64.8 million, due largely to an extraordinarily mild winter, which produced the lowest level of first-quarter catastrophe losses since the 1992 first quarter. In addition, insurance carriers continue to focus on reducing operating costs by handling high frequency, low severity claims in-house, further contributing to the Company's revenue decline. Revenues from self-insured clients increased 0.4% to $50.3 million in the quarter, reflecting the continued hardening of the U.S. insurance market. Class action revenues, which can fluctuate based on the timing of project awards, decreased 6.3% to $11.5 million in the quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 16.4% in the first quarter of 2002 compared to the same period in 2001. This decrease was partially offset by a 13.3% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 3.1% decrease in U.S. revenues in the first quarter of 2002, excluding revenues from class action services. The decline in the Company's U.S. insurance company referrals for high frequency, low severity claims has resulted in an increase in the Company's average revenue per claim. The decline in class action services decreased U.S. revenues by 0.6% in the first quarter of 2002.

COMPENSATION AND FRINGE BENEFITS

The Company's most significant expense is the compensation of its employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased to 64.5% in the first quarter of 2002 as compared to 62.1% in 2001. This increase primarily resulted from an increase in capacity in the Company's U.S. operating units due to the decline in case volume. There were an average of 5,451 full-time equivalent employees in the 2002 first quarter, compared to an average of 5,641 in the 2001 period.

U.S. salaries and wages decreased to $65.8 million for the quarter ended March 31, 2002, from $68.1 million in the comparable 2001 period, reflecting the reduction in full-time equivalent employees during the current quarter. Payroll taxes and fringe benefits for U.S. operations totaled $16.0 million in the first quarter of 2002, increasing 18.7% from 2001 costs of $13.5 million for the comparable period. This increase is primarily due to higher defined benefit pension costs which resulted from a decline in the fair market value of the Company's pension investments and a decrease in interest rates during 2001.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 30.5% of revenues for the quarter ended March 31, 2002, up from 29.5% for the same period in 2001. This increase is due primarily to higher legal fees and professional indemnity costs.

REIMBURSEMENTS

Reimbursements in the Company's U.S. operations decreased to $4.5 million for the quarter ended March 31, 2002, from $5.1 million in the comparable 2001 period, reflecting the decline in case volume.

INTERNATIONAL OPERATIONS

REVENUES

Revenues before reimbursements from the Company's international operations decreased 5.9%, from $48.0 million in the first quarter of 2001 to $45.2 million in the first quarter of 2002. Excluding acquisitions, international unit volume, measured principally by cases received, decreased 16.3% in the first quarter of 2002 compared to the same period in 2001. Small strategic acquisitions in Australia and Canada increased international revenues by 3.5% for the quarter ended March 31, 2002. Revenues are net of a 3.7% decline during the quarter ended March 31, 2002, due to the negative effect of a strong U.S. dollar.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 69.5% for the quarter ended March 31, 2002 from 64.9% for the same period in 2001, primarily due to an increase in capacity in the Company's United Kingdom and Canada operating units due to the decline in case volume. There were an average of 2,941 full-time equivalent employees in the 2002 first quarter, compared to an average of 2,802 in the 2001 period.

Salaries and wages of international personnel increased slightly to $26.8 million for the quarter ended March 31, 2002, from $26.7 million in the comparable 2001 period. Payroll taxes and fringe benefits for international operations totaled $4.6 million in the first quarter of 2002, increasing from 2001 costs of $4.4 million for the comparable period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.6% of international revenues for the quarter ended March 31, 2002, up from 26.3% for the same period in 2001.

REIMBURSEMENTS

Reimbursements in the Company's international operations decreased to $2.2 million for the quarter ended March 31, 2002, from $3.2 million in the comparable 2001 period. This decline is due to a decline in case volume and the completion of a large project in 2001 that required the extensive use of outside experts.

NONRECURRING CREDIT, AMORTIZATION OF GOODWILL, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2002 first quarter, the Company received a one-time cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This nonrecurring credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

On January 1, 2002 the Company adopted SFAS 142 "Goodwill and Other Intangible Assets". The adoption of this statement increased the Company's first quarter 2002 net income by approximately $738,000 or $0.01 per share.

Net corporate interest totaled $1.2 million for the quarter ended March 31, 2002, substantially unchanged from the comparable 2001 period.

Taxes on income totaled $4.7 million, or 36.4% of pretax income, for the quarter ended March 31, 2002, as compared to $5.1 million, or 38.4% of pretax income, for the comparable 2001 period. This decline in the Company's effective tax rate is primarily due to the adoption of SFAS 142 during 2002.

FINANCIAL CONDITION

At March 31, 2002 current assets exceeded current liabilities by approximately $108.2 million, an increase of $3.2 million from the working capital balance at December 31, 2001. Cash and cash equivalents at March 31, 2002 totaled $16.1 million, a decrease of $5.9 million from the balance at the end of 2001. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for payments on short-term borrowings, dividends paid to shareholders, acquisitions of property and equipment, and investments in computer software. Cash dividends to shareholders approximated 82% of net income in both the 2002 and 2001 first quarters. The Company's Board of Directors declares cash dividends to shareholders each quarter based on an assessment of the Company's current and projected earnings and cash flows. If the Company's earnings and cash flows do not improve in future quarters, the Board may reconsider the Company's dividend payout ratio.

During the first quarter of 2002, the Company did not repurchase any of its Class A or Class B Common Stock. As of March 31, 2002, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Company's Board of Directors.

The Company maintains credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of March 31, 2002 totaled $39.0 million, increasing from $36.4 million at the end of 2001. Long-term borrowings outstanding, excluding current installments, as of March 31, 2002 remained constant at $36.4 million, as compared to the end of 2001. The Company believes that its current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain its current operations.

The Company does not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of its foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of the Company's net investment in foreign operations.

Shareholders' investment at March 31, 2002 was $188.4 million, compared with $188.3 million at December 31, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Company's Form 10-K for the year ended December 31, 2001, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have brought actions for indemnification on the basis of alleged negligence on the part of the Company, its agents, or employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is self-insured for the deductibles under its various insurance coverages. In the opinion of the Company's management, adequate reserves have been provided for such self-insured risks.

In 2000, the Company received federal grand jury subpoenas requesting certain business and financial records of the Company dating back to 1992. Additional document requests and grand jury subpoenas were received in 2001 and 2002. The Company has been advised by the U.S. Department of Justice Fraud Section that the subpoenas were issued in connection with a nationwide investigation into the Company's billings for services in its U.S. Claims Management and Healthcare Management Services branch offices. One of the subpoenas relates to a matter that is also the subject of a billing dispute, currently being negotiated, between the Company and a client. The Company is cooperating fully with the government's inquiry and has retained outside counsel to conduct an internal investigation into its billing practices under the direction of the Company's Board of Director's. In addition, the Company has issued written corporate billing policies in order to clarify its billing practices and eliminate inconsistencies in their application, and is continuing to strengthen its internal audit and branch inspection procedures.

The Company cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Company's financial condition or results of operations. However, the investigation could cause disruption in the delivery of the Company's services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. Any such result could have a material adverse effect on the Company's financial condition and results of operations. Legal fees associated with the investigation were $747,000 for the first quarter of 2002, net of related tax benefits, or $0.02 per share.

INSURANCE RENEWAL

The Company is currently negotiating the renewal of its various insurance coverages effective June 2002. The Company will likely incur increased premiums and higher self-insured retentions upon renewal. It is not possible at this time to determine the impact this will have on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY EXCHANGE

The Company's international operations expose the Company to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company's revenues from its international operations were 26.3% and 26.7% of total revenues at March 31, 2002 and 2001, respectively. Except for borrowing in foreign currencies, the Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

The Company measures currency earnings risk related to its international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of March 31, 2002 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $188,000 during the first three months of 2002, had the U.S. dollar exchange rate increased relative to the currencies with which the Company had exposure.

INTEREST RATES

The Company is exposed to interest rate fluctuations on certain of its variable rate borrowings. Depending on general economic conditions, the Company uses variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At March 31, 2002, the Company had $39.0 million in short-term loans outstanding with an average variable interest rate of 4.4%.

CREDIT RISK

The Company processes payments for claims settlements, primarily on behalf of its self-insured clients. The liability for the settlement cost of claims processed by the Company, which is generally pre-funded, remains with the client. Accordingly, the Company does not incur significant credit risk in the performance of these services.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the quarter ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                    /s/ Ernst & Young LLP

Atlanta, Georgia
May 13, 2002

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         15.1 Letter from Ernst & Young LLP

         (b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAWFORD & COMPANY
                                        (Registrant)




Date: May 13, 2002                      /s/ Grover L. Davis
                                        ----------------------------------------
                                        Grover L. Davis
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: May 13, 2002                      /s/ John F. Giblin
                                        ----------------------------------------
                                        John F. Giblin
                                        Executive Vice President - Finance
                                        (Principal Financial Officer)


Date: May 13, 2002                      /s/ W. Bruce Swain
                                        ----------------------------------------
                                        W. Bruce Swain
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.               Description                         Sequential Page No.
  15.1            Letter from Ernst & Young LLP                       20