Form 10-Q
period 2002-06-30
CRAWFORD & CO
filed 2002-08-14
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________________ to ____________________

Commission file number 1-10356

CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification No.)

5620 Glenridge Drive, N.E. Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)

(404) 256-0830
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002 was as follows:

Class A Common Stock, $1.00 par value: 23,925,383
Class B Common Stock, $1.00 par value: 24,697,172

PART I — Financial Information
Item 1. Financial Statements

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Six months ended

	June 30,	June 30,
	2002	2001

Revenues:
Revenues before reimbursements	$349,756	$365,982
Reimbursements	14,594	16,398

Total revenues	364,350	382,380

Costs and Expenses:
Cost of services provided, before reimbursements	265,695	273,940
Reimbursements	14,594	16,398

Cost of services	280,289	290,338
Selling, general, and administrative expenses	67,248	60,234
Nonrecurring credit (1)	(6,000)	—
Corporate interest, net	2,319	2,496
Amortization of goodwill	—	1,747

Total costs and expenses	343,856	354,815

Income Before Income Taxes	20,494	27,565
Provision for Income Taxes	7,460	10,585

Net Income	$13,034	$16,980

Net Income Per Share:
Basic	$0.27	$0.35
Diluted	$0.27	$0.35

Weighted-Average Shares Outstanding:
Basic	48,544	48,453
Diluted	48,700	48,534

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.28
Class B Common Stock	$0.28	$0.28

(1)	Nonrecurring credit related to a payment from a former vendor in full settlement of a business dispute.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Quarter ended

	June 30,	June 30,
	2002	2001

Revenues:
Revenues before reimbursements	$177,989	$186,527
Reimbursements	7,853	8,071

Total revenues	185,842	194,598

Costs and Expenses:
Cost of services provided, before reimbursements	135,104	140,451
Reimbursements	7,853	8,071

Cost of services	142,957	148,522
Selling, general, and administrative expenses	34,091	29,569
Corporate interest, net	1,141	1,315
Amortization of goodwill	—	918

Total costs and expenses	178,189	180,324

Income Before Income Taxes	7,653	14,274
Provision for Income Taxes	2,786	5,481

Net Income	$4,867	$8,793

Net Income Per Share:
Basic	$0.10	$0.18
Diluted	$0.10	$0.18

Weighted-Average Shares Outstanding:
Basic	48,547	48,453
Diluted	48,725	48,532

Cash Dividends Per Share:
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.14	$0.14

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$18,152	$21,966
Accounts receivable, less allowance for doubtful accounts of $18,052 in 2002 and $16,755 in 2001	139,035	139,380
Unbilled revenues, at estimated billable amounts	97,681	88,399
Prepaid expenses and other current assets	13,856	11,539

Total current assets	268,724	261,284

Property and Equipment:
Property and equipment, at cost	148,713	146,626
Less accumulated depreciation	(110,362)	(107,898)

Net property and equipment	38,351	38,728

Other Assets:
Intangible assets arising from acquisitions, net	90,078	86,239
Prepaid pension cost	7,245	7,138
Capitalized software costs, net	20,832	16,402
Deferred income tax asset	11,750	11,817
Other	10,661	9,807

Total other assets	140,566	131,403

TOTAL ASSETS	$447,641	$431,415

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$39,829	$36,440
Accounts payable	32,262	31,275
Accrued compensation and related costs	24,982	25,771
Deferred revenues	21,178	20,543
Self-insured risks	16,497	12,833
Accrued income taxes	17,690	16,001
Other accrued liabilities	13,091	13,118
Current installments of long-term debt	270	326

Total current liabilities	165,799	156,307

Noncurrent Liabilities:
Long-term debt, less current installments	36,394	36,378
Deferred revenues	13,138	12,707
Self-insured risks	9,901	11,249
Minimum pension liability	17,125	10,328
Postretirement medical benefit obligation	6,639	6,645
Other	9,642	9,501

Total noncurrent liabilities	92,839	86,808

Shareholders’ Investment:
Class A Common Stock, $1.00 par value; 50,000 shares authorized; 23,850 and 23,843 shares issued and outstanding in 2002 and 2001, respectively	23,850	23,843
Class B Common Stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2002 and 2001	24,697	24,697
Additional paid-in capital	81	27
Retained earnings	186,123	186,683
Accumulated other comprehensive loss	(45,748)	(46,950)

Total shareholders’ investment	189,003	188,300

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$447,641	$431,415

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended

	June 30,	June 30,
	2002	2001

Cash Flows From Operating Activities:
Net income	$13,034	$16,980
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,811	10,255
Deferred income taxes	(287)	(18)
Loss on sales of property and equipment	0	170
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,483	(383)
Unbilled revenues	(9,083)	(9,150)
Accrued or prepaid income taxes	1,721	8,784
Accounts payable and accrued liabilities	1,497	338
Deferred revenues	571	(1,774)
Prepaid and accrued pension costs	6,690	2,479
Prepaid expenses and other assets	(2,828)	(3,513)

Net cash provided by operating activities	21,609	24,168

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,565)	(4,945)
Acquisition of businesses, net of cash acquired	(3,100)	(3,126)
Capitalization of computer software costs	(6,771)	(2,622)
Proceeds from sales of property and equipment	171	111

Net cash used in investing activities	(15,265)	(10,582)

Cash Flows From Financing Activities:
Dividends paid	(13,592)	(13,555)
Proceeds from exercise of stock options	62	86
Increase in short-term borrowings	10,514	1,493
Payments on short-term borrowings	(7,661)	(10,000)
Increase in long-term borrowings	8	41
Payments on long-term debt	(98)	(133)

Net cash used in financing activities	(10,767)	(22,068)

Effect of exchange rate changes on cash and cash equivalents	609	(88)

Decrease in cash and cash equivalents	(3,814)	(8,570)
Cash and cash equivalents at beginning of period	21,966	22,136

Cash and cash equivalents at end of period	$18,152	$13,566

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

2.     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2002.

3.     During the quarter and six months ended June 30, 2002, the Company utilized $111,000 and $208,000, respectively, of its restructuring reserves for payments related to employee separations and lease terminations. As of June 30, 2002, remaining restructuring reserves were $1.8 million, $1.4 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

4.     During the quarter ended June 30, 2002, the Company made additional payments of $2.9 million to the former owners of the Garden City Group pursuant to the 1999 purchase agreement. There are no additional contingent payments due under this agreement. On July 3, 2002, the Company acquired the operations of the Robertson & Company Group (“Robertson”) in Australia for an initial cash purchase price of $10.0 million. The Company acquired assets with an approximate fair value of $13.2 million, including goodwill of $7.0 million, and assumed liabilities of approximately $3.2 million. The purchase price of this acquisition may be increased based on future earnings through 2008. Robertson’s operating results will be included in the consolidated statements of income from September 1, 2002, due to a two-month lag in reporting international results. These transactions were accounted for by the purchase method of accounting.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     The Company normally structures its acquisitions to include earnout payments which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on current levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $4.0 million through 2008, as follows:

2002	2003	2004	2005	2006	2007	2008

$303,000	$580,000	$445,000	$142,000	$0	$0	$2,500,000

6.     Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

Below is the calculation of basic and diluted net income per share for the quarter and six months ended June 30, 2002 and 2001:

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share data)	2002	2001	2002	2001

Net income available to common shareholders	$4,867	$8,793	$13,034	$16,980

Weighted-average common shares outstanding – Basic	48,547	48,453	48,544	48,453
Dilutive effect of stock options	178	79	156	81

Weighted-average common shares outstanding – Diluted	48,725	48,532	48,700	48,534

Basic net income per share	$0.10	$0.18	$0.27	$0.35

Diluted net income per share	$0.10	$0.18	$0.27	$0.35

Additional options to purchase 5,173,528 shares of Class A Common Stock at $9.70 to $19.50 per share were outstanding at June 30, 2002, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and six months ended June 30, 2002 and 2001:

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(In thousands)	2002	2001	2002	2001

Net income	$4,867	$8,793	$13,034	$16,980
Foreign currency translation adjustment	2,999	(1,148)	1,202	(1,328)

Comprehensive income	$7,866	$7,645	$14,236	$15,652

8.     The Company has two reportable segments, one which provides claims services through branch offices located in the United States (“U.S. Operations”) and the other which provides similar services through branch or representative offices located in 66 other countries (“International Operations”). Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

Financial information for the quarter and six months ended June 30, 2002 and 2001 covering the Company’s reportable segments is presented below:

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(In thousands)	2002	2001	2002	2001

Revenues:
U.S.	$131,669	$139,179	$258,279	$270,649
International	46,320	47,348	91,477	95,333

Total Revenues before Reimbursements	$177,989	$186,527	$349,756	$365,982

Operating Earnings:
U.S.	$5,903	$12,262	$12,183	$23,358
International	2,891	4,245	4,630	8,450

Total Operating Earnings	$8,794	$16,507	$16,813	$31,808

9.     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of ”, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion 30, “Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB Opinion 51, “Consolidated Financial Statements.” The statement retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long- lived assets to be disposed of by sale, while

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

also resolving significant implementation issues associated with SFAS 121. This statement did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121 and no assets met the criteria for impairment.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 changes the accounting for goodwill and intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS 142 on January 1, 2002. The Company does not currently have any intangible assets requiring disclosure under SFAS 142. The adoption of SFAS 142, requires a transitional goodwill impairment test be performed on all reportable segments. Step one of the transitional goodwill impairment test was performed on the U.S. and International segments. Based on the results of step one, the U.S. and International segments do not have an impairment of goodwill.

The following table presents the effect of adopting SFAS 142 on net income and basic and diluted net income per share:

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2002	2001	2002	2001

Reported net income	$4,867	$8,793	$13,034	$16,980
Add: Goodwill amortization	0	702	0	1,440

Adjusted net income	$4,867	$9,495	$13,034	$18,420

Basic net income per share:
Reported net income per share	$0.10	$0.18	$0.27	$0.35
Goodwill amortization per share	0.00	0.02	0.00	0.03

Adjusted net income per share	$0.10	$0.20	$0.27	$0.38

Diluted net income per share:
Reported net income per share	$0.10	$0.18	$0.27	$0.35
Goodwill amortization per share	0.00	0.02	0.00	0.03

Adjusted net income per share	$0.10	$0.20	$0.27	$0.38

Also effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” The EITF Issue requires that reimbursed out-of-pocket expenses be classified as revenues in the income statement. Historically, the Company has netted such reimbursements against its costs in the consolidated statements of income. The adoption of this EITF Issue had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income was $4,867,000 and $8,793,000 for the quarters ended June 30, 2002 and 2001, respectively, and $13,034,000 and $16,980,000 for the six months ended June 30, 2002 and 2001, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations reported by our two reportable segments: U.S. operations and international operations. Revenue amounts discussed are before reimbursements for out-of-pocket expenses. Expense amounts discussed are excluding the nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

Results of Operations

Operating results for our U.S. and international operations for the quarter and six months ended June 30, 2002 and 2001 are as follows:

	Quarter ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
(In thousands)	2002	2001	2002	2001

Revenues:
U.S.	$131,669	$139,179	$258,279	$270,649
International	46,320	47,348	91,477	95,333

Total	$177,989	$186,527	$349,756	$365,982
Compensation & Fringe Benefits:
U.S.	$84,602	$86,115	$166,360	$167,674
% of Revenues	64.2%	61.9%	64.4%	62.0%
International	31,606	31,590	63,007	62,716
% of Revenues	68.3%	66.7%	68.9%	65.7%

Total	$116,208	$117,705	$229,367	$230,390
% of Revenues	65.3%	63.2%	65.6%	62.9%
Expenses Other than Reimbursements, Compensation & Fringe Benefits:
U.S.	$41,164	$40,802	$79,736	$79,617
% of Revenues	31.3%	29.3%	30.9%	29.4%
International	11,823	11,513	23,840	24,167
% of Revenues	25.5%	24.3%	26.0%	25.4%

Total	$52,987	$52,315	$103,576	$103,784
% of Revenues	29.8%	28.0%	29.6%	28.4%

Operating Income (1):
U.S.	$5,903	$12,262	$12,183	$23,358
% of Revenues	4.5%	8.8%	4.7%	8.6%
International	2,891	4,245	4,630	8,450
% of Revenues	6.2%	9.0%	5.1%	8.9%

Total	$8,794	$16,507	$16,813	$31,808
% of Revenues	4.9%	8.8%	4.8%	8.7%

(1)	Earnings before nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

U.S. OPERATIONS

Revenues

U.S. revenues before reimbursements by market type for the quarter and six months ended June 30, 2002 and 2001 are as follows:

	Quarter ended			Six months ended

	June 30,	June 30,		June 30,	June 30,
(In thousands)	2002	2001	Variance	2002	2001	Variance

Insurance companies	$68,255	$76,419	(10.7%)	$133,018	$145,480	(8.6%)
Self-insured entities	49,128	49,043	0.2%	99,477	99,180	0.3%
Class action services	14,286	13,717	4.1%	25,784	25,989	(0.8%)

Total U.S. Revenues before Reimbursements	$131,669	$139,179	(5.4%)	$258,279	$270,649	(4.6%)

Revenues from insurance companies decreased 10.7% to $68.3 million for the 2002 second quarter, due to a continued softening in our referrals for high frequency, low severity claims and a decrease in catastrophic claim referrals. Revenues from self-insured clients increased 0.2% to $49.1 million in the quarter. Class action revenues, which can fluctuate based on the timing of project awards, increased 4.1% to $14.3 million in the current quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 18.8% in the second quarter of 2002 compared to the same period in 2001. This decrease was partially offset by a 13.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 5.8% decrease in U.S. revenues in the second quarter of 2002, excluding revenues from class action services. Growth in class action services increased domestic revenues by 0.4% in the 2002 second quarter compared to the prior year period.

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, decreased 17.7% in the first six months of 2002 compared to the 2001 period. This decrease was partially offset by a 13.2% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 4.5% decrease in U.S. revenues for the first six months of 2002, excluding revenues from class action services. Our U.S. insurance company referrals for high frequency, low severity claims have declined during the year resulting in an increase in the average revenue per claim. The decline in class action services decreased domestic revenues by 0.1% in the six months ended June 30, 2002, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarter and six months ended June 30, 2002 and 2001 is as follows:

	Quarter ended			Six months ended

	June 30,	June 30,		June 30,	June 30,
	2002	2001	Variance	2002	2001	Variance

Casualty	56,048	59,813	(6.3%)	113,402	123,857	(8.4%)
Property	64,009	95,084	(32.7%)	110,313	155,325	(29.0%)
Vehicle	69,793	85,245	(18.1%)	135,419	167,479	(19.1%)
Workers Compensation	63,581	67,034	(5.2%)	124,777	135,105	(7.6%)
Other	8,883	16,048	(44.6%)	21,648	32,532	(33.5%)

Total Cases Received	262,314	323,224	(18.8%)	505,559	614,298	(17.7%)

The decline in property and vehicle claims for the current quarter and year-to-date period is primarily due to the decline we are experiencing related to U.S. insurance company referrals for high frequency, low severity claims. Conservative underwriting, increases in policy deductibles and mild weather during 2002 have all contributed to an industry-wide decline in property and casualty claims frequency. Our decline in workers’ compensation and casualty claim referrals has been primarily due to the loss of two major fronting company accounts due to bankruptcy.

Compensation and Fringe Benefits

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased to 64.2% in the second quarter of 2002 as compared to 61.9% in the 2001 quarter, and to 64.4% for the six months ended June 30, 2002 as compared to 62.0% in the 2001 period. These increases primarily resulted from an increase in capacity in the U.S. operating units due to the decline in case volume. There were an average of 5,409 full-time equivalent employees in the first six months of 2002, compared to an average of 5,678 in the 2001 period.

U.S. salaries and wages decreased to $68.6 million and $134.4 million for the quarter and six months ended June 30, 2002, respectively, decreasing 6.5% and 5.0%, from $73.4 million and $141.4 million in the comparable 2001 periods, reflecting the nearly 5% reduction in full-time equivalent employees during 2002. Payroll taxes and fringe benefits for U.S. operations totaled $16.0 million and $32.0 million in the second quarter and first six months of 2002, respectively, increasing 25.3% and 21.9% from costs of $12.7 million and $26.3 million for the comparable 2001 periods. These increases are primarily due to higher defined benefit pension costs which resulted from a decline in the fair market value of our pension investments and a decrease in interest rates during 2001.

Expenses Other than Reimbursements, Compensation and Fringe Benefits

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.3% of revenues for the quarter ended June 30, 2002, up from 29.3% for the same period in 2001. U.S. expenses other than compensation and related payroll taxes and fringe benefits approximated 30.9% and 29.4% of revenues for the six month periods ended June 30, 2002 and 2001, respectively. These increases are due primarily to higher legal fees, costs related to our ongoing technology initiatives, and professional indemnity costs.

Reimbursements

Reimbursements in our U.S. operations decreased to $4.4 million and $8.9 million for the quarter and six months ended June 30, 2002, respectively, from $5.1 million and $10.1 million in the comparable 2001 periods, reflecting the decline in case volume.

INTERNATIONAL OPERATIONS

Revenues

Revenues before reimbursements from our international operations decreased 2.2%, from $47.3 million in the first quarter of 2001 to $46.3 million in the second quarter of 2002. Revenues before reimbursements for the first six months of 2002 totaled $91.5 million, a 4.0% decrease from $95.3 million reported in the first six months of 2001.

Case Volume Analysis

Excluding the impact of acquisitions, international unit volume, measured principally by cases received, increased 8.6% in the current quarter, but decreased 4.5% in the six months ended June 30, 2002, compared to the same periods in 2001. Small strategic acquisitions in Australia and Canada increased international revenues by 3.6% and 3.5% for the quarter and six months ended June 30, 2002. Revenues are net of a 2.1% and 2.9% decline during the quarter and six months ended June 30, 2002, due to the negative effect of a strong U.S. dollar.

Excluding the impact of acquisitions, international unit volume by region for the quarter and six months ended June 30, 2002 and 2001 is as follows:

	Quarter ended			Six months ended

	June 30,	June 30,		June 30,	June 30,
	2002	2001	Variance	2002	2001	Variance

United Kingdom	23,512	27,748	(15.3%)	44,700	61,291	(27.1%)
Americas	35,552	24,162	47.1%	60,301	51,307	17.5%
Continental Europe	16,496	17,170	(3.9%)	35,393	34,290	3.2%
Asia/Pacific	5,303	5,352	(0.9%)	10,160	10,830	(6.2%)

Total Cases Received	80,863	74,432	8.6%	150,554	157,718	(4.5%)

The decline in cases received in our United Kingdom operation is due to reduced claim referrals from two major accounts and fewer weather-related claims in the 2002 periods. Our increase in the Americas is due to the receipt of approximately 15,000 product liability claims in Canada during the 2002 second quarter.

Compensation and Fringe Benefits

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 68.3% for the quarter ended June 30, 2002, from 66.7% for the same period in 2001. For the six-month period, compensation, payroll taxes and fringe benefits increased as a percentage of revenues to 68.9% in 2002 from 65.7% in 2001. These increases are primarily due to an increase in capacity in the United Kingdom due to the decline in case volume. There were an average of 2,963 full-time equivalent employees in the fist six months of 2002, compared to an average of 2,843 in the 2001 period. The acquisitions in Australia and Canada added an average of 100 full-time equivalent employees in the first six months of 2002.

Salaries and wages of international personnel decreased slightly to $27.2 million in the quarter ended June 30, 2002, from $27.5 million in the comparable 2001 period. For the six-month period, salaries and wages decreased to $53.9 million in 2002 from $54.2 million in 2001. Payroll taxes and fringe benefits for international operations totaled $4.4 and $9.1 million for the quarter and six months ended June 30, 2002, respectively, compared to $4.1 and $8.5 for the same periods in 2001.

Expenses Other than Reimbursements, Compensation and Fringe Benefits

Expenses other than compensation and related payroll taxes and fringe benefits were 25.5% and 26.0% of international revenues for the quarter and six months ended June 30, 2002, respectively, up from 24.3% and 25.4% for the same periods in 2001.

Reimbursements

Reimbursements in the international operations decreased to $3.5 million and $5.7 million for the quarter and six months ended June 30, 2002, respectively, from $3.0 million and $6.3 million in the comparable 2001 periods, reflecting the decline in case volume and the completion of a large project in 2001 that required the extensive use of outside experts.

NONRECURRING CREDIT, AMORTIZATION OF GOODWILL, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2002 first quarter, we received a one-time cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This nonrecurring credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

On January 1, 2002 we adopted SFAS 142 “Goodwill and Other Intangible Assets”. The adoption of this statement increased our year-to-date 2002 net income by approximately $1.4 million, or $0.03 per share.

Net corporate interest totaled $1.1 million and $2.3 million for the quarter and six months ended June 30, 2002, respectively, compared to $1.3 million and $2.5 million for the comparable 2001 period.

Taxes on income totaled $2.8 million and $7.5 million, or 36.4% of pretax income, for the quarter and six months ended June 30, 2002, as compared to $5.5 million and $10.6 million, or 38.4% of pretax income, for the comparable 2001 periods. This decline in the effective tax rate is primarily due to the adoption of SFAS 142 during 2002.

FINANCIAL CONDITION

At June 30, 2002 current assets exceeded current liabilities by approximately $102.9 million, a decrease of $2.1 million from the working capital balance at December 31, 2001. Cash and cash equivalents at June 30, 2002 totaled $18.2 million, a decrease of $3.8 million from the balance at the end of 2001. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for dividends paid to shareholders, payments on short-term borrowings, investments in computer software, acquisitions of property and equipment, and acquisitions of businesses. Cash dividends to shareholders approximated 104% of net income in the first six months of 2002, compared to 80% for the same period in 2001. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows. In view of the lack of significant improvement in our earnings in the second quarter, in its July 2002 meeting, the Board of Directors reduced the dividend payout ratio, declaring quarterly dividends of $0.06 per share on each share of Class A and Class B Common Stock, down from $0.14 per share declared in the previous quarter.

During the first six months of 2002, we did not repurchase any Class A or Class B Common Stock. As of June 30, 2002, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Board of Directors.

We maintain credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of June 30, 2002 totaled $39.8 million, increasing from $36.4 million at the end of 2001. Long-term borrowings outstanding, excluding current installments, as of June 30, 2002 remained constant at $36.4 million, as compared to the end of 2001. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders’ investment at June 30, 2002 was $189.0 million, compared with $188.3 million at December 31, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements

Certain information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. Our Form 10-K for the year ended December 31, 2001, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

Legal Proceedings

In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions made by us or its clients with respect to the settlement of claims. Additionally, our clients have brought actions for indemnification on the basis of alleged negligence on our part, our agents, or our employees in rendering service to clients. The majority of these claims are of the type covered by insurance we maintain; however, we are self-insured for the deductibles under various insurance coverages. In our opinion, adequate reserves have been provided for such self-insured risks.

In 2000, we received federal grand jury subpoenas requesting certain business and financial records dating back to 1992. Additional document requests and grand jury subpoenas were received in 2001 and continue to be received in 2002. We have been advised by the U.S. Department of Justice Fraud Section that the subpoenas issued by the Fraud Section and local U.S. Attorney offices were issued in connection with a nationwide investigation into the billings for services in some of the U.S. Claims Management and Healthcare Management Services branch offices. One of the subpoenas relates to a matter that was the subject of a billing dispute between us and a client. We have settled this dispute with the client, but the Justice Department’s investigation regarding the dispute is continuing. We are cooperating fully with the government’s inquiry and have retained outside counsel to conduct an internal investigation into our billing practices under the direction of the Board of Directors. In addition, we have issued written corporate billing policies in order to clarify our billing practices and eliminate inconsistencies in their application, and are continuing to strengthen our internal audit and branch inspection procedures.

We cannot predict when the government’s investigation will be completed, its ultimate outcome or its effect on our financial condition or results of operations. However, the investigation could cause disruption in the delivery of our services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. Any such result could have a material adverse effect on our financial condition and results of operations. Expenses associated with the investigation, before related tax benefits, were $990,000 and $2.2 million, or $0.01 and $0.03 per share for the quarter and six months ended June 30, 2002, compared to $899,000 and $913,000, or $0.01 per share, for the comparable 2001 periods.

Non-renewal of Material Contract

Our contract to provide medical bill review services for a large U.S. insurer was not renewed as of December 1, 2001. The month-to-month services we have been providing since that time will be transitioned to a new service provider by the end of 2002 third quarter. Revenues associated with these services totaled $6.0 million through June 30, 2002.

Cost Reduction Initiative

We are currently taking aggressive steps to reduce our annual operating costs from their current level, including a freeze on salary increases and new hires. We have targeted cost reductions of $1.0 million per month to be achieved during the 2002 third quarter.

Outsourcing Arrangement

We have received a letter of intent from a large U.S. property and casualty insurer to provide dedicated adjusting personnel under a cost plus arrangement. Services under this arrangement are expected to begin in the 2002 third quarter and are projected to generate incremental revenues of $6.0 million on an annualized basis.

Insurance Renewal

We have negotiated the renewal of our various insurance coverages effective June 2002. Our insurance premiums will remain at their current levels; however, we will be subject to higher self-insured retentions for certain coverages.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivatives

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The revenues from international operations were 26.2% and 26.0% of total revenues before reimbursements for the six months ended June 30, 2002 and 2001, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries.

We measure currency earnings risk related to international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of June 30, 2002 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $311,000 during the first six months of 2002, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

Interest Rates

We are exposed to interest rate fluctuations on certain of variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At June 30, 2002, we had $39.8 million in short-term loans outstanding with an average variable interest rate of 4.3%.

Credit Risk

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. We did not make a similar review of the condensed consolidated balance sheet as of December 31, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2001.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 2002 and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia August 12, 2002

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On April 30, 2002, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, the Class B Shareholders, the only class entitled to vote at the meeting, voted on the election of ten (10) Directors for a one-year term. The results of that voting are as follows:

Election of Directors

	For	Withheld

Forrest L. Minix	24,150,492	70,981
J. Hicks Lanier	24,154,346	67,127
Charles Flather	24,154,166	67,307
Linda K. Crawford	24,143,745	77,728
Jesse C. Crawford	24,153,739	67,734
Larry L. Prince	24,154,346	67,127
John A. Williams	24,154,346	67,127
E. Jenner Wood, III	24,154,346	67,127
Archie Meyers, Jr.	24,146,829	74,644
Grover L. Davis	24,026,410	195,063

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

15.1	Letter from Ernst & Young LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 26, 2002, under Item 4 — Changes in Registrant’s Certifying Accountant, the Registrant filed a Current Report on Form 8-K. The purpose of the report was to file as an exhibit the announcement that the Registrant determined not to renew the engagement of its independent accountants, Arthur Andersen LLP and appointed Ernst & Young LLP as its new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date: August 12, 2002	/s/ Grover L. Davis

Grover L. Davis Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ John F. Giblin

John F. Giblin Executive Vice President — Finance (Principal Financial Officer)

Date: August 12, 2002	/s/ W. Bruce Swain

W. Bruce Swain Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Sequential Page No.
15.1	Letter from Ernst & Young LLP	23
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25