Form 10-Q
period 2002-09-30
CRAWFORD & CO
filed 2002-11-13
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________________ to ____________________

Commission file number 1-10356

CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia	58-0506554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5620 Glenridge Drive, N.E. Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒    No   ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2002 was as follows:

Class A Common Stock, $1.00 par value: 23,925,383
Class B Common Stock, $1.00 par value: 24,697,172

CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-15.1 LETTER FROM ERNST & YOUNG LLP
EX-99.1 CERTIFICATION OF THE CEO
EX-99.2 CERTIFICATION OF THE CFO

PART I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Nine months ended

	September 30,	September 30,
	2002	2001

Revenues:
Revenues before reimbursements	$525,668	$547,394
Reimbursements	25,688	27,563

Total revenues	551,356	574,957

Costs and Expenses:
Cost of services provided, before reimbursements	398,420	409,630
Reimbursements	25,688	27,563

Cost of services	424,108	437,193
Selling, general, and administrative expenses	100,326	93,204
Nonrecurring credit (1)	(6,000)	—
Corporate interest, net	3,565	3,584
Amortization of goodwill	—	2,605

Total costs and expenses	521,999	536,586

Income Before Income Taxes	29,357	38,371
Provision for Income Taxes	10,686	14,734

Net Income	$18,671	$23,637

Net Income Per Share:
Basic	$0.38	$0.49
Diluted	$0.38	$0.49

Weighted-Average Shares Outstanding:
Basic	48,565	48,476
Diluted	48,625	48,542

Cash Dividends Per Share:
Class A Common Stock	$0.34	$0.42
Class B Common Stock	$0.34	$0.42

(1)	Nonrecurring credit related to a payment from a former vendor in full settlement of a business dispute.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Quarter ended

	September 30,	September 30,
	2002	2001

Revenues:
Revenues before reimbursements	$175,912	$181,412
Reimbursements	8,880	9,346

Total revenues	184,792	190,758

Costs and Expenses:
Cost of services provided, before reimbursements	132,725	135,690
Reimbursements	8,880	9,346

Cost of services	141,605	145,036
Selling, general, and administrative expenses	33,078	32,970
Corporate interest, net	1,246	1,088
Amortization of goodwill	—	858

Total costs and expenses	175,929	179,952

Income Before Income Taxes	8,863	10,806
Provision for Income Taxes	3,226	4,149

Net Income	$5,637	$6,657

Net Income Per Share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.14

Weighted-Average Shares Outstanding:
Basic	48,607	48,476
Diluted	48,649	48,566

Cash Dividends Per Share:
Class A Common Stock	$0.06	$0.14
Class B Common Stock	$0.06	$0.14

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$22,052	$21,966
Accounts receivable, less allowance for doubtful accounts of $16,784 in 2002 and $16,755 in 2001	141,347	139,380
Unbilled revenues, at estimated billable amounts	100,456	88,399
Prepaid expenses and other current assets	14,261	11,539

Total current assets	278,116	261,284

Property and Equipment:
Property and equipment, at cost	145,589	146,626
Less accumulated depreciation	(107,974)	(107,898)

Net property and equipment	37,615	38,728

Other Assets:
Intangible assets arising from acquisitions, net	97,089	86,239
Prepaid pension cost	7,803	7,138
Capitalized software costs, net	22,431	16,402
Deferred income tax asset	11,758	11,817
Other	12,690	9,807

Total other assets	151,771	131,403

TOTAL ASSETS	$467,502	$431,415

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$41,516	$36,440
Accounts payable	30,164	31,275
Accrued compensation and related costs	27,139	25,771
Deferred revenues	22,356	20,543
Self-insured risks	16,384	12,833
Accrued income taxes	20,536	16,001
Other accrued liabilities	12,953	13,118
Current installments of long-term debt	859	326

Total current liabilities	171,907	156,307

Noncurrent Liabilities:
Long-term debt, less current installments	47,360	36,378
Deferred revenues	13,232	12,707
Self-insured risks	10,269	11,249
Minimum pension liability	13,154	10,328
Postretirement medical benefit obligation	6,639	6,645
Other	10,129	9,501

Total noncurrent liabilities	100,783	86,808

Shareholders’ Investment:
Class A Common Stock, $1.00 par value; 50,000 shares authorized; 23,925 and 23,843 shares issued and outstanding in 2002 and 2001, respectively	23,925	23,843
Class B Common Stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2002 and 2001	24,697	24,697
Additional paid-in capital	523	27
Retained earnings	188,843	186,683
Accumulated other comprehensive loss	(43,176)	(46,950)

Total shareholders’ investment	194,812	188,300

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$467,502	$431,415

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended

	September 30,	September 30,
	2002	2001

Cash Flows From Operating Activities:
Net income	$18,671	$23,637
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,145	15,382
Deferred income taxes	(287)	(18)
(Gain) loss on sales of property and equipment	(39)	187
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,596	(9,565)
Unbilled revenues	(7,662)	(4,368)
Accrued or prepaid income taxes	4,300	11,634
Accounts payable and accrued liabilities	179	1,203
Deferred revenues	1,534	(1,212)
Prepaid and accrued pension costs	2,161	3,249
Prepaid expenses and other assets	(6,423)	(4,605)

Net cash provided by operating activities	27,175	35,524

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(6,769)	(6,580)
Acquisition of businesses, net of cash acquired	(12,798)	(8,634)
Capitalization of computer software costs	(8,704)	(3,984)
Proceeds from sales of property and equipment	157	221

Net cash used in investing activities	(28,114)	(18,977)

Cash Flows From Financing Activities:
Dividends paid	(16,510)	(20,350)
Proceeds from exercise of stock options	578	836
Increase in short-term borrowings	18,712	11,433
Payments on short-term borrowings	(13,905)	(15,000)
Increase in long-term borrowings	11,226	88
Payments on long-term debt	(118)	(226)

Net cash used in financing activities	(17)	(23,219)

Effect of exchange rate changes on cash and cash equivalents	1,042	(681)

Increase (decrease) in cash and cash equivalents	86	(7,353)
Cash and cash equivalents at beginning of period	21,966	22,136

Cash and cash equivalents at end of period	$22,052	$14,783

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

2.     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2002.

3.     During the quarter and nine months ended September 30, 2002, the Company’s restructuring reserve increased $76,000 and decreased $132,000, respectively, due to exchange rate fluctuations and payments related to employee separations and lease terminations. As of September 30, 2002, remaining restructuring reserves were $1.8 million, $1.5 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

4.     During the quarter ended June 30, 2002, the Company made additional payments of $2.9 million to the former owners of the Garden City Group pursuant to the 1999 purchase agreement. There are no additional contingent payments due under this agreement. During the quarter ended September 30, 2002, the Company made additional payments of $142,000 to Greentree Investigations, Inc. pursuant to the 2000 purchase agreement. Additional contingent payments due under this agreement may be made through the second quarter of 2005. On July 3, 2002, in order to expand its presence in the Australian market, the Company acquired the operations of the Robertson & Company Group (“Robertson”) in Australia for an initial cash purchase price of $10.2 million. The Company acquired assets with an approximate fair value of $12.7 million and assumed liabilities of approximately $2.5 million. The strength of the going concern, the established locations, and the assembled workforce of Robertson supported a premium above the fair value of the separately identifiable net assets. This premium is reported as goodwill of approximately $7.7 million. The purchase price of this acquisition may be increased based on future earnings through 2008. Robertson’s operating results are included in the consolidated statements of income from September 1, 2002, due to a two-month lag in reporting international results. These transactions were accounted for by the purchase method of accounting.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     The Company normally structures its acquisitions to include earnout payments which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on current levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.8 million through 2008, as follows:

2002	2003	2004	2005	2006	2007	2008

$162,000	$580,000	$445,000	$142,000	$0	$0	$2,500,000

6.     Basic net income per share was computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share was computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

Below is the calculation of basic and diluted net income per share for the quarter and nine months ended September 30, 2002 and 2001:

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Net income available to common shareholders	$5,637	$6,657	$18,671	$23,637

Weighted-average common shares outstanding –
Basic	48,607	48,476	48,565	48,476
Dilutive effect of stock options	42	90	60	66

Weighted-average common shares outstanding –
Diluted	48,649	48,566	48,625	48,542

Basic net income per share	$0.11	$0.14	$0.38	$0.49

Diluted net income per share	$0.11	$0.14	$0.38	$0.49

Additional options to purchase 5,765,668 shares of Class A Common Stock at $8.82 to $19.50 per share were outstanding at September 30, 2002, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares; to include them would have been antidilutive.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarter and nine months ended September 30, 2002 and 2001:

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
(In thousands)	2002	2001	2002	2001

Net income	$5,637	$6,657	$18,671	$23,637
Foreign currency translation adjustment	2,572	(2,019)	3,774	(3,347)

Comprehensive income	$8,209	$4,638	$22,445	$20,290

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

Financial information for the quarter and nine months ended September 30, 2002 and 2001 covering the Company’s reportable segments is presented below:

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
(In thousands)	2002	2001	2002	2001

Revenues:
U.S.	$128,795	$134,200	$387,074	$404,849
International	47,117	47,212	138,594	142,545

Total Revenues before Reimbursements	$175,912	$181,412	$525,668	$547,394

Operating Earnings:
U.S.	$9,237	$9,883	$21,420	$33,241
International	872	2,869	5,502	11,319

Total Operating Earnings	$10,109	$12,752	$26,922	$44,560

9.     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion 30, “Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB Opinion 51, “Consolidated Financial Statements.” The statement

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. This statement did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121 and no assets met the criteria for impairment.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 changes the accounting for goodwill and intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS 142 on January 1, 2002. The Company does not currently have any intangible assets requiring disclosure under SFAS 142. The adoption of SFAS 142 requires a transitional goodwill impairment test be performed on all reportable segments. Step one of the transitional goodwill impairment test was performed on the U.S. and International segments. Based on the results of step one, the U.S. and International segments do not have an impairment of goodwill.

The following table presents the effect of adopting SFAS 142 on net income and basic and diluted net income per share:

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2002	2001	2002	2001

Reported net income	$5,637	$6,657	$18,671	$23,637
Add: Goodwill amortization	0	705	0	2,145

Adjusted net income	$5,637	$7,362	$18,671	$25,782

Basic net income per share:
Reported net income per share	$0.11	$0.14	$0.38	$0.49
Goodwill amortization per share	0.00	0.01	0.00	0.04

Adjusted net income per share	$0.11	$0.15	$0.38	$0.53

Diluted net income per share:
Reported net income per share	$0.11	$0.14	$0.38	$0.49
Goodwill amortization per share	0.00	0.01	0.00	0.04

Adjusted net income per share	$0.11	$0.15	$0.38	$0.53

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income was $5,637,000 and $6,657,000 for the quarters ended September 30, 2002 and 2001, respectively, and $18,671,000 and $23,637,000 for the nine months ended September 30, 2002 and 2001, respectively.

The following is a discussion and analysis of the consolidated financial condition and results of operations reported by our two reportable segments: U.S. operations and international operations. Revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude the nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

Results of Operations

Operating results for our U.S. and international operations for the quarter and nine months ended September 30, 2002 and 2001 were as follows:

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
(In thousands)	2002	2001	2002	2001

Revenues:
U.S.	$128,795	$134,200	$387,074	$404,849
International	47,117	47,212	138,594	142,545

Total	$175,912	$181,412	$525,668	$547,394
Compensation & Fringe Benefits:
U.S.	$79,983	$84,269	$246,343	$251,943
% of Revenues	62.1%	62.8%	63.7%	62.2%
International	32,966	31,245	95,973	93,961
% of Revenues	69.9%	66.2%	69.2%	65.9%

Total	$112,949	$115,514	$342,316	$345,904
% of Revenues	64.3%	63.7%	65.1%	63.2%
Expenses Other than Reimbursements, Compensation &
Fringe Benefits:
U.S.	$39,575	$40,048	$119,311	$119,665
% of Revenues	30.7%	29.8%	30.8%	29.6%
International	13,279	13,098	37,119	37,265
% of Revenues	28.2%	27.7%	26.8%	26.2%

Total	$52,854	$53,146	$156,430	$156,930
% of Revenues	30.0%	29.3%	29.8%	28.7%

Operating Earnings (1):
U.S.	$9,237	$9,883	$21,420	$33,241
% of Revenues	7.2%	7.4%	5.5%	8.2%
International	872	2,869	5,502	11,319
% of Revenues	1.9%	6.1%	4.0%	7.9%

Total	$10,109	$12,752	$26,922	$44,560
% of Revenues	5.7%	7.0%	5.1%	8.1%

(1)	Earnings before nonrecurring credit, amortization of goodwill, net corporate interest, and income taxes.

U.S. OPERATIONS

Revenues

U.S. revenues before reimbursements by market type for the quarter and nine months ended September 30, 2002 and 2001 were as follows:

	Quarter ended			Nine months ended

	September 30,	September 30,		September 30,	September 30,
(In thousands)	2002	2001	Variance	2002	2001	Variance

Insurance companies	$65,673	$72,696	(9.7)%	$198,692	$218,176	(8.9)%
Self-insured entities	47,379	48,806	(2.9)%	146,855	147,986	(0.8)%
Class action services	15,743	12,698	24.0%	41,527	38,687	7.3%

Total U.S. Revenues before Reimbursements	$128,795	$134,200	(4.0)%	$387,074	$404,849	(4.4)%

Revenues from insurance companies decreased 9.7% to $65.7 million for the 2002 third quarter, due to a continued softening in our referrals for high frequency, low severity claims and a decrease in catastrophic claim referrals. Revenues from self-insured clients decreased 2.9% to $47.4 million in the quarter. Class action revenues, which can fluctuate based on the timing of project awards, increased 24.0% to $15.7 million in the current quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 18.0% in the third quarter of 2002 compared to the same period in 2001. This decrease was partially offset by an 11.7% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 6.3% decrease in U.S. revenues in the third quarter of 2002, excluding revenues from class action services. Growth in class action services increased domestic revenues by 2.3% in the 2002 third quarter compared to the prior year period.

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, decreased 17.8% in the first nine months of 2002 compared to the 2001 period. This decrease was partially offset by a 12.7% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 5.1% decrease in U.S. revenues for the first nine months of 2002, excluding revenues from class action services. Our U.S. insurance company referrals for high frequency, low severity claims have declined during the year resulting in an increase in the average revenue per claim. Growth in class action services increased domestic revenues by 0.7% in the nine months ended September 30, 2002, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarter and nine months ended September 30, 2002 and 2001 was as follows:

	Quarter ended			Nine months ended

	September 30,	September 30,		September 30,	September 30,
	2002	2001	Variance	2002	2001	Variance

Casualty	58,832	60,519	(2.8)%	172,234	184,376	(6.6)%
Property	55,628	78,849	(29.4)%	165,941	234,174	(29.1)%
Vehicle	62,293	78,962	(21.1)%	197,712	246,441	(19.8)%
Workers’ Compensation	63,735	68,491	(6.9)%	188,512	203,596	(7.4)%
Other	6,374	14,271	(55.3)%	28,022	46,803	(40.1)%

Total Cases Received	246,862	301,092	(18.0)%	752,421	915,390	(17.8)%

The decline in property and vehicle claims for the current quarter and year-to-date period was primarily due to the decline we are experiencing related to U.S. insurance company referrals for high frequency, low severity claims. Conservative underwriting, increases in policy deductibles, and mild weather during 2002 contributed to an industry-wide decline in property and casualty claims frequency. Our decline in workers’ compensation and casualty claim referrals was primarily due to the loss of two major fronting company accounts due to bankruptcy and declines in U.S. employment levels and associated injury rates which have contributed to a reduction in workers’ compensation claims.

Compensation and Fringe Benefits

Our most significant expense was the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues decreased to 62.1% in the third quarter of 2002 as compared to 62.8% in the 2001 quarter, and increased to 63.7% for the nine months ended September 30, 2002 as compared to 62.2% in the 2001 period. The decrease in the 2002 third quarter was due to the positive effect of cost cutting initiatives which were implemented during the quarter resulting in a sequential improvement in our U.S. operating margin from 4.5% in the 2002 second quarter to 7.2% in the current quarter. There were an average of 5,338 full-time equivalent employees in the first nine months of 2002, compared to an average of 5,680 in the 2001 period.

U.S. salaries and wages of $65.9 million and $200.2 million for the quarter and nine months ended September 30, 2002, respectively, decreased 7.6% and 5.9%, from $71.3 million and $212.7 million in the comparable 2001 periods, reflecting the 6% reduction in full-time equivalent employees during 2002. Payroll taxes and fringe benefits for U.S. operations of $14.1 million and $46.1 million in the third quarter and nine months of 2002, respectively, increased 8.5% and 17.5% from costs of $13.0 million and $39.3 million for the comparable 2001 periods. These increases were primarily due to higher defined benefit pension costs which resulted from a decline in the fair market value of our pension investments and a decrease in interest rates during 2001. We benefited in the 2002 third quarter from favorable experience in our self-insured workers’ compensation program.

Expenses Other than Reimbursements, Compensation and Fringe Benefits

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 30.7% of revenues for the quarter ended September 30, 2002, up from 29.8% for the same period in 2001. U.S. expenses other than compensation and related payroll taxes and fringe benefits approximated 30.8% and 29.6% of revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. These increases were due primarily to higher professional indemnity costs, legal fees, bad debt expense, and costs related to our ongoing technology initiatives.

Reimbursements

Reimbursements in our U.S. operations decreased to $4.5 million and $13.3 million for the quarter and nine months ended September 30, 2002, respectively, from $4.8 million and $15.1 million in the comparable 2001 periods, reflecting the decline in case volume.

INTERNATIONAL OPERATIONS

Revenues

Revenues before reimbursements from our international operations decreased slightly, from $47.2 million in the third quarter of 2001 to $47.1 million in the third quarter of 2002. Revenues before reimbursements for the first nine months of 2002 totaled $138.6 million, a 2.8% decrease from $142.5 million reported in the first nine months of 2001.

Case Volume Analysis

Excluding the impact of acquisitions, international unit volume, measured principally by cases received, decreased 6.9% in the current quarter and 5.4% in the nine months ended September 30, 2002, compared to the same periods in 2001. Small strategic acquisitions in Australia and Canada increased international revenues by 3.5% for the quarter and nine months ended September 30, 2002. Third quarter 2002 revenues were net of a 3.1% increase due to the weakening of the U.S. dollar against the British Pound and the Euro. Year-to-date 2002 revenues were net of a 1.1% decline due to the overall strength of the U.S. dollar during the 2002 period.

Excluding the impact of acquisitions, international unit volume by region for the quarter and nine months ended September 30, 2002 and 2001 was as follows:

	Quarter ended			Nine months ended

	September 30,	September 30,		September 30,	September 30,
	2002	2001	Variance	2002	2001	Variance

Americas	32,216	34,021	(5.3)%	92,517	85,328	8.4%
Continental Europe	19,579	18,726	4.6%	54,972	53,016	3.7%
United Kingdom	21,733	27,295	(20.4)%	66,433	88,586	(25.0)%
Asia/Pacific	5,467	4,799	13.9%	15,627	15,629	0.0%

Total Cases Received	78,995	84,841	(6.9)%	229,549	242,559	(5.4)%

The decline in cases received in our United Kingdom operation during the 2002 quarter and nine-month period was due to reduced claim referrals from two major accounts and fewer weather-related claims. The increase in our Asia/ Pacific operation during the 2002 quarter was due to the receipt of flood related claims. Our increase in the Americas for the nine months ended September 30, 2002 was due to the receipt of approximately 15,000 product liability claims in Canada during the 2002 second quarter.

Compensation and Fringe Benefits

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 69.9% for the quarter ended September 30, 2002, from 66.2% for the same period in 2001. For the nine-month period, compensation, payroll taxes and fringe benefits increased as a percentage of revenues to 69.2% in 2002 from 65.9% in 2001. These increases were primarily due to an increase in capacity in the United Kingdom due to the decline in case volume. There were an average of 2,976 full-time equivalent employees in the first nine months of 2002, compared to an average of 2,873 in the 2001 period. The acquisitions in Australia and Canada added approximately 220 full-time equivalent employees in the first nine months of 2002.

Salaries and wages of international personnel increased 5.2% to $28.6 million in the quarter ended September 30, 2002, from $27.2 million in the comparable 2001 period. For the nine-month period, salaries and wages increased 1.4% to $82.6 million in 2002 from $81.4 million in 2001. Payroll taxes and fringe benefits for international operations totaled $4.4 and $13.4 million for the quarter and nine months ended September 30, 2002, respectively, compared to $4.0 and $12.6 for the same periods in 2001. These increases were primarily due to the recent acquisitions in Australia and Canada.

Expenses Other than Reimbursements, Compensation and Fringe Benefits

Expenses other than compensation and related payroll taxes and fringe benefits were 28.2% and 26.8% of international revenues for the quarter and nine months ended September 30, 2002, respectively, up from 27.7% and 26.2% for the same periods in 2001. These increases were primarily related to higher bad debt expense and foreign currency exchange losses.

Reimbursements

Reimbursements in the international operations decreased slightly to $4.4 million and $12.4 million for the quarter and nine months ended September 30, 2002, respectively, from $4.5 million and $12.5 million in the comparable 2001 periods.

NONRECURRING CREDIT, AMORTIZATION OF GOODWILL, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2002 first quarter, we received a one-time cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This nonrecurring credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

On January 1, 2002 we adopted SFAS 142 “Goodwill and Other Intangible Assets”. The adoption of this statement increased our year-to-date 2002 net income by approximately $2.1 million, or $0.04 per share.

Net corporate interest totaled $1.2 million and $3.6 million for the quarter and nine months ended September 30, 2002, respectively, compared to $1.1 million and $3.6 million for the comparable 2001 period. The effect on net corporate interest from increases in short-term borrowings and long-term debt during 2002 was offset by declines in interest rates in 2002.

Taxes on income totaled $3.2 million and $10.7 million, or 36.4% of pretax income, for the quarter and nine months ended September 30, 2002, as compared to $4.1 million and $14.7 million, or 38.4% of pretax income, for the comparable 2001 periods. This decline in the effective tax rate was primarily due to the adoption of SFAS 142 during 2002.

FINANCIAL CONDITION

At September 30, 2002 current assets exceeded current liabilities by approximately $106.2 million, an increase of $1.2 million from the working capital balance at December 31, 2001. Cash and cash equivalents at September 30, 2002 totaled $22.1 million, an increase of $86,000 from the balance at the end of 2001. Cash was generated primarily from operating activities, and short-term and long-term borrowings, while the principal uses of cash were for dividends paid to shareholders, payments on short-term borrowings, acquisitions of businesses, investments in computer software, and acquisitions of property and equipment. Cash generated from operating activities was net of a $6.9 million contribution made to our U.S. defined benefit pension plan during the 2002 third quarter. Cash dividends to shareholders approximated 88% of net income in the first nine months of 2002, compared to 86% for the same period in 2001. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows. In view of the lack of significant improvement in our earnings in the second quarter, in its July 2002 meeting, the Board of Directors reduced the dividend payout ratio, declaring quarterly dividends of $0.06 per share on each share of Class A and Class B Common Stock, down from $0.14 per share declared in the previous quarter.

During the first nine months of 2002, we did not repurchase any Class A or Class B Common Stock. As of September 30, 2002, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Board of Directors.

We maintain credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of September 30, 2002 totaled $41.5 million, which increased from $36.4 million at the end of 2001. Long-term borrowings outstanding, excluding current installments, as of September 30, 2002 totaled $47.4 compared to $36.4 million at the end of 2001. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders’ investment at September 30, 2002 was $194.8 million, compared with $188.3 million at December 31, 2001.

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

Government Investigation

We have received and are responding to federal grand jury subpoenas requesting certain business and financial records. For a discussion of this matter see Part II, Item I “Legal Proceedings” below. We cannot predict when the government’s investigation will be completed, its ultimate outcome or its effect on our financial condition or results of operations. However, the investigation could cause disruption in the delivery of our services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. Any such result could have a material adverse effect on our financial condition and results of operations. Expenses associated with the investigation, before related tax benefits, were $414,000 and $2.6 million, or $0.00 and $0.03 per share for the quarter and nine months ended September 30, 2002, compared to $1.1 million and $2.0 million, or $0.02 and $0.03 per share, for the comparable 2001 periods.

Non-renewal of Material Contract

Our contract to provide medical bill review services for a large U.S. insurer was not renewed as of December 1, 2001. The month-to-month services we have been providing since that time were substantially all transitioned to a new service provider by the end of the 2002 third quarter. Revenues associated with these services totaled $8.1 million through September 30, 2002.

Cost Reduction Initiative

We have taken aggressive steps to reduce our annual operating costs from their level at the end of the 2002 second quarter, including a freeze on salary increases and new hires. The targeted cost reductions of $1.0 million per month were achieved during the 2002 third quarter.

Outsourcing Arrangement

We have contracted with a large U.S. property and casualty insurer to provide approximately 130 dedicated adjusting personnel under a cost plus billing arrangement. Services under this arrangement began late in the 2002 third quarter and are projected to generate incremental revenues of $6.0 million on an annualized basis.

Pension Expense

We use a September 30th measurement date to determine pension expense under Statement of Financial Accounting Standards (“SFAS”) 87, “Employers’ Accounting for Pensions.” Due to a significant decline in the fair market value of our pension investments at September 30, 2002, as well as a decline in interest rates during the year, pension expense is expected to increase by approximately $10 million in 2003.

In addition, during the 2002 fourth quarter, we expect to record a minimum pension liability adjustment as a charge to Accumulated Other Comprehensive Loss of approximately $33 million, net of related income tax benefits. This non-cash charge results primarily from a decline in the fair market value of our pension investments as of our September 30, 2002 measurement date.

Insurance Renewal

We negotiated the renewal of our various U.S. insurance coverages effective June 2002. Our insurance premiums remained at their current levels; however, we are subject to higher self-insured retentions for certain coverages.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivatives

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The revenues from international operations were 26.4% and 26.0% of total revenues before reimbursements for the nine months ended September 30, 2002 and 2001, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of September 30, 2002 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $416,000 during the first nine months of 2002, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

Interest Rates

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At September 30, 2002, we had $41.5 million in short-term loans outstanding with an average variable interest rate of 4.4%.

Credit Risk

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Our officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Stockholders and Board of Directors of
Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. The condensed consolidated balance sheet as of December 31, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2001 were reviewed by other accountants whose report (dated November 13, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 2002 and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 7, 2002

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 5. Other Information

The Audit Committee of the Board of Directors, at its meeting on April 22, 2002, selected Ernst & Young LLP as independent auditors for the 2002 fiscal year and approved the provision by Ernst & Young of both audit and audit related services, as well as additional income tax consulting and compliance services. At its meeting on October 29, 2002, the Committee approved additional tax consulting services to be performed by Ernst & Young.

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

Crawford & Company (Registrant)

Date: November 7, 2002	/s/ Grover L. Davis

Grover L. Davis Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2002	/s/ John F. Giblin

John F. Giblin Executive Vice President — Finance (Principal Financial Officer)

Date: November 7, 2002	/s/ W. Bruce Swain

W. Bruce Swain Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Grover L. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crawford & Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Grover L. Davis

Grover L. Davis Chief Executive Officer (Principal Executive Officer)

I, John F. Giblin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crawford & Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ John F. Giblin

John F. Giblin Executive Vice President — Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Sequential Page No.

15.1	Letter from Ernst & Young LLP	26
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28