Form 10-K
period 2002-12-31
CRAWFORD & CO
filed 2003-03-26
CIK 25475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2002

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Georgia                                                       58-0506554
-----------------------------------------------------         --------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
or organization)

    5620 Glenridge Dr., N.E., Atlanta, Georgia                                     30342
-----------------------------------------------------         --------------------------------------------
      (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code  (404) 256-0830
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class           Name of each exchange on which registered
                  -------------------           -----------------------------------------
     Class A Common Stock - $1.00 Par Value            New York Stock Exchange
     Class B Common Stock - $1.00 Par Value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
     ----------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by nonaffiliates* of the Registrant was $124,221,536 as of June 28, 2002, based upon the closing price as reported on NYSE on such date. *All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 2003, was:

             Class A Common Stock - $1.00 Par Value - 23,925,383 Shares Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference:

(1) Annual Report to Shareholders for the Year Ended December 31, 2002, Part II
- Items 5, 6, 7, 7A and 8; Part IV - Item 15, and

(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, Part III -Items 10, 11, 12, and 13.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant"), founded in 1941, is the world's largest (based on annual revenues) independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 67 countries. Major service lines include workers' compensation claims administration and healthcare management services, property and casualty claims management, class action services and risk management information services.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues before reimbursements, derived from the Registrant's U. S. and international operations are shown in the following schedule:

                                                 Years Ended December 31,
                                             ---------------------------------
                                               2002         2001         2000
                                               ----         ----         ----
         U. S. Operations                     72.7%        73.7%        72.9%


         International Operations             27.3%        26.3%        27.1%
                                             -----        -----        -----


                                              100.0%       100.0%       100.0%
                                             ======       ======       ======


U.S. OPERATIONS. Claims management services are provided by the Registrant in the United States to three different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides. The Registrant services clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a more complete range of services, including the supervision of field locations, information services and medical cost-containment. The Registrant also performs administrative services for class actions settlements including those for product liability, bankruptcy noticing and distribution, and other legal settlements.

The major elements of U.S. claims management services (which include the limited services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are:

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

Expanded services provided primarily, but not exclusively, to the Registrant's self-insured clients include:

         - Information Services - through the Registrant's information system, SISDAT(SM), it provides reports of detailed claims information of both a statistical and financial nature to self-insured entities and insurance companies.

         - Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.

         - Auditing Services - the Registrant's provider and hospital bill audit programs assist clients in controlling medical costs associated with workers' compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states. The Registrant also provides a preferred provider organization through an affiliation with the First Health Group.

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

         - Workers' Compensation - relates to claims arising under state and federal workers' compensation laws.

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

The major elements of class action services are as follows:

         -        Administration - provided by The Garden City Group, Inc.
                  ("GCG"), a wholly owned subsidiary of the Registrant, acquired by the Registrant in January of 1999. GCG handles the administrative functions related to securities, product liability and other class action settlements, including qualifying class members, dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

         - Inspection - the determination of the extent and value of damage incurred, liability, and compensability primarily related to product liability class action settlements.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

         - Risk Sciences Group, Inc. ("RSG"), a wholly-owned subsidiary of the Registrant, is a software applications and consulting firm. RSG provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, SISDAT(SM), and has developed the SIGMA ENCORE (SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

         - The PRISM Network, Inc., a wholly-owned subsidiary of the Registrant acquired in August of 1999, contracts with a network of contractors ("Contractor Connection(SM)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under home-owner policies.

         - Education Services are provided by Crawford University, an internal program that provides education for professionals engaged in service delivery for all lines of business to assure consistent quality in the Registrant's work products. In addition, the University provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford University education programs and access the Crawford University continuing education curriculum in a variety of risk management subjects.


INTERNATIONAL OPERATIONS. Substantially all of the Registrant's international revenues are derived from the insurance company market. The Registrant divides its operations outside the United States into four geographic regions: the Americas (excluding the U.S.); the United Kingdom; Continental Europe, which also includes the Middle East and Africa; and Asia/Pacific, which includes Australia. The major services offered by the Registrant through its international operations are listed below:

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

         - Construction - provides loss adjusting services under contractors' all risk, engineering all risk, and contractors' liability coverages. Additionally, evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

         - Catastrophe - organizes major loss teams to provide claims management and cost containment services through proprietary information systems.

         - Class Action Administration - handles the administrative functions related to product liability and other class action settlements, including qualifying class members, dispersing payments, and administering the settlement funds.

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

During the 2002 fiscal year, a subsidiary of the Registrant acquired the operations of Robertson & Company Group in Australia, a multi-line adjusting company.

Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2002, 2001, and 2000 consolidated financial statements reflect the non-North American financial position as of October 31, 2002, 2001, and 2000, respectively, and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 2002, 2001, and 2000, respectively.


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

When insurance premiums have increased and corporate risk management personnel have become more aware of alternative methods of financing losses (alternative risk programs), there has been a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental entities. These alternative risk programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, and may permit certain risk management services to be provided to the client by service companies independent of the insurance company or broker. In addition to providing full claims administration services for such clients, the Registrant generally provides statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by the Registrant and the fee to be paid for its services (generally a fixed rate per assignment within the various risk classifications). These alternative risk programs are sensitive to changes in premiums charged for full coverage insurance. In softer insurance markets, as were experienced during the 1990's, these alternative risk programs tend to be less attractive to potential clients and are replaced by full traditional insurance and, accordingly, reduce the number of alternative risk programs in which the Registrant can participate.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional risk management services firms located throughout the United States and internationally. Many of these smaller firms have rate structures that are lower than the Registrant's, but do not offer the broad spectrum of risk management services which the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its broader scope of services and its large number of geographically dispersed offices provide it with a competitive advantage in securing business from national and international clients. There are also national independent companies who provide a similar broad spectrum of risk management services and who directly compete with the Registrant.

At December 31, 2002, the total number of full-time equivalent employees was 8,269 compared with 8,569 at December 31, 2001. In addition, the Registrant has available a significant number of on-call employees as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to technical training through Crawford University, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.


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

Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

         - Changes in general economic conditions in the Registrant's major geographic markets, which include the United States, the United Kingdom, and Canada, as well as, to a lesser extent, the other areas throughout the world in which the Registrant does business;

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

         - The growth of the alternative risk program and the use of independent third party administrators such as the Registrant, as opposed to administrators affiliated with brokers or insurance carriers;

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

         -        The outcome of the federal investigation discussed under "ITEM
                  3. LEGAL PROCEEDINGS" below; and

         - Any other factors referenced or incorporated by reference in this report and any other publicly filed report.


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

Available Information

The Registrant's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.crawfordandcompany.com via a link to a third party website with SEC filings. These reports are made available at no cost.


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. Registrant also owns its Canadian home office facility located in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2002, the Registrant leased approximately 593 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements.


ITEM 3.  LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Registrant is named as a defendant in suits by insureds or claimants contesting decisions by the Registrant or its clients with respect to the settlement of claims. Additionally, clients of the Registrant have brought actions for indemnification on the basis of alleged negligence on the part of the Registrant, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Registrant; however, the Registrant is self-insured for the deductibles under its various insurance coverages. In the opinion of the Registrant, adequate reserves have been provided for such self-insured risks.

In 2000, the Registrant received federal grand jury subpoenas requesting certain business and financial records dating back to 1992. Additional document requests and grand jury subpoenas were received in 2001 and continued to be received in 2002. The Registrant has been advised by the U.S. Department of Justice Fraud Section that the subpoenas issued by the Fraud Section and local U.S. Attorney offices were issued in connection with a nationwide investigation into the billings for services in some of the Registrant's U.S. Claims Management and Healthcare Management Services branch offices. The Registrant is cooperating fully with the government's inquiry and has retained outside counsel to conduct an internal investigation into its billing practices under the direction of the Board of Directors. In addition, the Registrant has issued written corporate billing policies in order to clarify its billing practices and eliminate inconsistencies in their application, and continues to strengthen its internal audit and branch inspection procedures.

The Registrant cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Registrant's financial condition or results of operations. However, the investigation could cause disruption in the delivery of the Registrant's services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. Any such result could have a material adverse effect on the Registrant's financial condition and results of operation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2002.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:


           Name                                        Office                                                    Age
           ----                                        ------                                                   ---
G. L. Davis                 Chairman, President and Chief Executive Officer                                      51

J. T. Bowman                President - Crawford & Company International, Inc.                                   49

S. V. Festa                 Executive Vice President - Risk Management Services                                  43

J. F. Giblin                Executive Vice President - Finance                                                   46

Victoria Holland            Executive Vice President - Healthcare Management Services                            58

J. F. Osten                 Executive Vice President - General Counsel & Corporate Secretary                     61

H. L. Rogers                Executive Vice President - Claims Management Services                                46

W. L. Beach                 Senior Vice President - Human Resources                                              58

Mr. Davis was appointed Chairman of the Board effective October 28, 2002, Chief Executive Officer effective April 1, 2001 and was President and Chief Operating Officer from July 27,

1999. From November 1, 1998 to July 27, 1999 he was Senior Vice President of the Claims Management Services product line, a position he also held from August 1, 1997 to April 1, 1998. From April 2, 1998 to October 31, 1998 Mr. Davis was Manager of the Registrant's Dallas Service Center. From May of 1996 to August of 1997 he was Vice President - National Sales Manager for Claims Management Services and from July 1994 to May of 1996 he was a Regional Manager in Claims Management Services operations, first as an Assistant Vice President and then Vice President.

Mr. Bowman was appointed to his present position effective April 1, 2001. From August of 1997, first as a Vice President and then in August 1999 as a Senior Vice President, he was Regional Managing Director - Americas. From January 1, 1996 to August, 1997 he was Vice President in charge of International Strategic Planning.

Mr. Festa was appointed to his present position with the Registrant on July 27, 1999. Prior to July 1999 and from November 1998 he was Senior Vice President - Risk Management Services. From April 1998 to November 1998, he was a Vice President and Director of the Registrant's Risk Management Service Centers. Prior to April 1998 and for more than five years Mr. Festa was involved in the operations of the Registrant's Risk Management Services product line first as an Operations Supervisor, then in June of 1996 as an Assistant Vice President and in August of 1997 as a Vice President.

Mr. Giblin has been with the Registrant for more than five years, serving as Controller until his appointment to his present position in June 1998.

Ms. Holland was appointed to her present position with the Registrant on July 27, 1999. From August 1, 1997 to July 27, 1999, she was a Senior Vice President in the Healthcare Management Services product line. Prior to August 1997 and for more than five years, Ms. Holland was a Vice President in the Healthcare Management Services product line.

Mr. Osten had served in this position with the Registrant for more than five years, but ended his employment with the Registrant as of January 15, 2003.

Mr. Rogers was appointed to his present position with the Registrant on May 1, 2002. Prior to May 1, 2002 and from April 15, 2001 he was Executive Vice President - Business Solutions Group. Prior to April, 2001 and from July 27, 1999 he was Executive Vice President - Property & Catastrophe Services and from November 1998 he was Senior Vice President - Property & Catastrophe Services. From February 1, 1997 to November 1, 1998, he was a Vice President in Catastrophe Services operations and from April 1, 1996 to February, 1997 he was an Assistant Vice President in Catastrophe Services operations.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information required by this Item is included on page 52 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, under the caption "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included on page 51 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included on pages 18-28 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included on page 27 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages 29-52 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations", and "Report of Ernst & Young LLP, Independent Auditors", and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 23, 2002, the Registrant determined not to renew the engagement of its independent auditors, Arthur Andersen LLP ("Andersen"), and appointed Ernst & Young LLP ("Ernst & Young") as its new independent auditors, effective immediately. This determination followed

Registrant's decision to seek proposals from independent auditors to audit Registrant's financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain Ernst & Young was approved by Registrant's Board of Directors upon the recommendation of its Audit Committee.

Andersen's reports on the Registrant's consolidated financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant's two most recent fiscal years that Andersen was engaged as independent auditor, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Registrant's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included on page 2 under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, and is incorporated herein by reference. For other information required by this Item, see "Executive Officers of the Registrant" on pages 12-13 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4-8 under the captions "Executive Compensation and Other Information" and "Report of the Senior Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and on page 13 under the caption "Five Year Comparative Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 9-11 under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 11 under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

As required by SEC rules, the Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of the Registrant's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Registrant's disclosure controls and procedures are effective. There were no significant changes to its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Registrant's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements
                  The Registrant's 2002 Annual Report to Shareholders contains the consolidated balance sheets as of December 31, 2002 and 2001, the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2002, and the related reports of Ernst & Young LLP and Arthur Andersen LLP on the financial statements. These financial statements and the reports of Ernst & Young LLP and Arthur Andersen LLP are incorporated herein by reference and included as Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -        Consolidated Balance Sheets as of December 31, 2002
                           and 2001

                  - Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2002, 2001, and 2000

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

                  - Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000

         2.       Financial Statement Schedule

                  -        Schedule Number V - Valuation and Qualifying Accounts
                           - Information required by this schedule is included on page 35 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

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

         10.2* Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2000).

         10.3* Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 22, 1997).

         10.4*    Amended and Restated Supplemental Executive Retirement Plan.

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


         13.1 The Registrant's Annual Report to Shareholders for the year ended December 31, 2002 (only those portions incorporated herein by reference).

         21.1     Subsidiaries of Crawford & Company.

         23.1     Consent of Ernst & Young LLP.

         24.1-7   Powers of Attorney.

         99.1 Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

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

                                          CRAWFORD & COMPANY



Date     March  24, 2003                  By       /s/ Grover L. Davis
         ---------------------            -------------------------------------
                                          GROVER L. DAVIS., Chairman
                                          and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          NAME AND TITLE
                                          -------------------------------------


Date     March  24,  2003                 /s/ Grover L. Davis
         ---------------------            -------------------------------------
                                          GROVER L. DAVIS, Chairman and Chief
                                          Executive Officer (Principal Executive
                                            Officer) and Director


Date     March  24, 2003                  /s/      J. F. Giblin
         ---------------------            -------------------------------------
                                          J. F. GIBLIN, Executive Vice
                                          President-Finance
                                          (Principal Financial Officer)



Date     March  24, 2003                  /s/     W. B. Swain
         ---------------------            -------------------------------------
                                          W. B. SWAIN, Senior Vice President and
                                          Controller (Principal Accounting
                                          Officer)

                                          NAME AND TITLE
                                          --------------------------------------




Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          J. HICKS LANIER, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          CHARLES FLATHER, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          LINDA K. CRAWFORD, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          JESSE C. CRAWFORD, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          LARRY L. PRINCE, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          JOHN A. WILLIAMS, Director


Date     March  24, 2003                                      *
         ---------------------            -------------------------------------
                                          E. JENNER WOOD, III, Director



Date     March  24, 2003                   By   /s/ Peter J. Rescigno
                                           ------------------------------------
                                          *Peter J. Rescigno - As attorney-in-
                                           fact for the Directors above whose
                                           name an asterisk appears.

                                  CERTIFICATION

         I, Grover L. Davis, certify that:

         1.       I have reviewed this annual report on Form 10-K of Crawford &
Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003                       /s/ Grover L. Davis
                                  --------------------------------------------
                                      Grover L. Davis
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

                                  CERTIFICATION

         I, John F. Giblin, certify that:

         1.       I have reviewed this annual report on Form 10-K of Crawford &
Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003                         /s/ J. F. Giblin
                                     ------------------------------------------
                                     John F. Giblin
                                     Executive Vice President - Finance
                                     (Principal Financial Officer)

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

         10.4     Amended and Restated Supplemental Executive Retirement Plan.                          34-38

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

         10.7.1   Discretionary Allowance Plan (incorporated by reference to
                  Exhibit 10.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994).

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

         13.1     The Registrant's Annual Report to Shareholders for the year ended December 31, 2002 (only those portions incorporated
                  hereby by reference).                                                            39-74

         21.1     Subsidiaries of Crawford & Company.                                                 75

         23.1     Consent of Ernst & Young LLP.                                                       76

         24.1-7   Powers of Attorney.                                                              77-83

         99.1     Certification by Chief Executive Officer                                            84

         99.2     Certification by Chief Financial Officer                                            85