Form 10-Q
period 2003-03-31
CRAWFORD & CO
filed 2003-05-15
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------


                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES |X|     NO | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES |X|     NO | |


The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003 was as follows:

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED
                                                          ----------------------
                                                          MARCH 31,    MARCH 31,
                                                            2003        2002
                                                          --------    --------
REVENUES:

   Revenues before reimbursements                         $ 167,258   $ 171,767
   Reimbursements                                             9,615       8,634

                                                          ---------   ---------
           TOTAL REVENUES                                   176,873     180,401
                                                          ---------   ---------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements         127,792     130,591
   Reimbursements                                             9,615       8,634
                                                          ---------   ---------
   Cost of Services                                         137,407     139,225

   Selling, general, and administrative expenses             33,079      33,157

   Special credit (1)                                            --      (6,000)

   Corporate interest, net                                    1,279       1,178

                                                          ---------   ---------
           TOTAL COSTS AND EXPENSES                         171,765     167,560
                                                          ---------   ---------

INCOME BEFORE INCOME TAXES                                    5,108      12,841

PROVISION FOR INCOME TAXES                                    1,859       4,674
                                                          ---------   ---------

NET INCOME                                                $   3,249   $   8,167
                                                          =========   =========

NET INCOME PER SHARE:
    Basic                                                 $    0.07   $    0.17
    Diluted                                               $    0.07   $    0.17
                                                          =========   =========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                    48,622      48,541
    Diluted                                                  48,689      48,644
                                                          =========   =========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                  $    0.06   $    0.14
    Class B Common Stock                                  $    0.06   $    0.14
                                                          =========   =========

(1) Special credit related to a payment from a former vendor in full settlement of a business dispute.

     (See accompanying notes to condensed consolidated financial statements)

                           CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                       (UNAUDITED)
                                                        MARCH 31,   DECEMBER 31,
                                                          2003         2002
                                                       ---------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $  32,097    $  31,091
   Accounts receivable, less allowance for doubtful
      accounts of $19,935 in 2003 and $19,633 in 2002    135,437      135,174
   Unbilled revenues, at estimated billable amounts      101,919       93,792
   Prepaid expenses and other current assets              10,889       11,968
                                                       ---------    ---------
       TOTAL CURRENT ASSETS                              280,342      272,025
                                                       ---------    ---------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                       147,249      144,706
   Less accumulated depreciation                        (111,157)    (108,607)
                                                       ---------    ---------
       NET PROPERTY AND EQUIPMENT                         36,092       36,099
                                                       ---------    ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net      100,103       97,798
   Capitalized software costs, net                        25,801       23,977
   Deferred income tax asset                              31,996       31,899
   Other                                                  13,905       12,978
                                                       ---------    ---------
       TOTAL OTHER ASSETS                                171,805      166,652
                                                       ---------    ---------

TOTAL ASSETS                                           $ 488,239    $ 474,776
                                                       =========    =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                                 MARCH 31,      DECEMBER 31,
                                                                                    2003            2002
                                                                                -----------     ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                                        $  34,293       $  30,019
   Accounts payable                                                                30,743          31,956
   Accrued compensation and related costs                                          25,800          26,454
   Deferred revenues                                                               19,733          18,516
   Self-insured risks                                                              16,991          15,833
   Accrued income taxes                                                             9,236           9,594
   Other accrued liabilities                                                       14,999          14,384
   Current installments of long-term debt                                           1,704           1,493
                                                                                ---------       ---------
       TOTAL CURRENT LIABILITIES                                                  153,499         148,249
                                                                                ---------       ---------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                       50,803          49,976
   Deferred revenues                                                               12,082          12,127
   Self-insured risks                                                              12,062          11,819
   Minimum pension liability                                                       79,044          76,747
   Postretirement medical benefit obligation                                        6,201           6,289
   Other                                                                           10,063          10,138
                                                                                ---------       ---------
       TOTAL NONCURRENT LIABILITIES                                               170,255         167,096
                                                                                ---------       ---------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000 shares authorized; 23,925 shares issued and
      outstanding in 2003 and 2002                                                 23,925          23,925
   Class B Common Stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and
      outstanding in 2003 and 2002                                                 24,697          24,697
   Additional paid-in capital                                                         523             523
   Retained earnings                                                              192,099         191,767
   Accumulated other comprehensive loss                                           (76,759)        (81,481)
                                                                                ---------       ---------
       TOTAL SHAREHOLDERS' INVESTMENT                                             164,485         159,431
                                                                                ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                  $ 488,239       $ 474,776
                                                                                =========       =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                       QUARTER ENDED
                                                                  ------------------------
                                                                  MARCH 31,      MARCH 31,
                                                                    2003           2002
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  3,249       $  8,167
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                               4,055          4,335
         Deferred income taxes                                         221           (287)
         Loss on sales of property and equipment                        71              7
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                 3,056         (1,005)
            Unbilled revenues                                       (5,986)        (3,512)
            Accrued  or prepaid income taxes                        (1,012)           433
            Accounts payable and accrued liabilities                (2,961)        (3,561)
            Deferred revenues                                        1,039         (1,174)
            Prepaid and accrued pension costs                        3,946          3,485
            Prepaid expenses and other assets                          788         (3,592)
                                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,466          3,296
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                           (2,270)        (2,611)
   Capitalization of computer software costs                        (3,167)        (2,609)
   Proceeds from sales of property and equipment                        42             56
                                                                  --------       --------
NET CASH USED IN INVESTING ACTIVITIES                               (5,395)        (5,164)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                   (2,918)        (6,796)
   Proceeds from exercise of stock options                              --             55
   Increase in short-term borrowings                                 4,063         11,490
   Payments on short-term borrowings                                (1,923)        (8,507)
   Increase in long-term debt                                          172              8
   Payments on long-term debt                                         (247)           (38)
                                                                  --------       --------
NET CASH USED IN FINANCING ACTIVITIES                                 (853)        (3,788)
                                                                  --------       --------

                                                                  --------       --------
Effect of exchange rate changes on cash and cash equivalents           788           (197)
                                                                  --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,006         (5,853)
Cash and cash equivalents at beginning of period                    31,091         21,966
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 32,097       $ 16,113
                                                                  ========       ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Crawford & Company (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income as previously reported.

The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2003. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for the option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   Quarter ended
                                              ----------------------
                                              March 31,    March 31,
      (in thousands, except per share data)     2003         2002
                                              --------     ---------
      Net income as reported                  $ 3,249      $ 8,167
      Less: compensation expense using the
      fair value method, net of tax               348          456
                                              -------      -------
      Pro forma net income                    $ 2,901      $ 7,711
                                              =======      =======

      Net income per share - basic:
      As reported                             $  0.07      $  0.17
                                              =======      =======
      Pro forma                               $  0.06      $  0.16
                                              =======      =======

      Net income per share - diluted:
      As reported                             $  0.07      $  0.17
                                              =======      =======
      Pro forma                               $  0.06      $  0.16
                                              =======      =======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        Quarter ended
                                     --------------------
                                     March 31,  March 31,
                                      2003        2002

      Expected dividend yield          3.6%       3.6%
      Expected volatility               33%        33%
      Risk-free interest rate          3.6%       3.7%
      Expected life of options      7 years    7 years

2. During the quarter ended March 31, 2003, the Company utilized $57,362 of its restructuring reserves for payments related to lease terminations. As of March 31, 2003, remaining restructuring reserves were $1.5 million, $1.3 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarters ended March 31, 2003 and 2002:

                                                     Quarter ended
                                                ----------------------
                                                March 31,    March 31,
      (in thousands, except per share data)       2003         2002

      Net income available to common
      shareholders                              $ 3,249      $ 8,167
                                                =======      =======
      Weighted-average common shares
      outstanding - Basic                        48,622       48,541
      Dilutive effect of stock options               67          103
                                                -------      -------
      Weighted-average common shares
      outstanding - Diluted                      48,689       48,644
                                                =======      =======

      Basic net income per share                $  0.07      $  0.17
                                                =======      =======
      Diluted net income per share              $  0.07      $  0.17
                                                =======      =======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Additional options to purchase 5,573,363 shares of Class A Common Stock at exercise prices ranging from $4.20 to $19.50 per share were outstanding at March 31, 2003, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters ended March 31, 2003 and 2002:

                                                       Quarter ended
                                                  -----------------------
                                                   March 31,    March 31,
              (in thousands)                         2003         2002

      Net income                                   $ 3,249      $ 8,167
      Foreign currency translation adjustment        4,722       (1,797)
                                                   -------      -------
      Comprehensive income                         $ 7,971      $ 6,370
                                                   =======      =======

5. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar services through branch or representative offices located in 66 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before special credit, net corporate interest, and income taxes.

Financial information for the quarters ended March 31, 2003 and 2002 covering the Company's reportable segments is presented below:

                                                           Quarter ended
                                                      -----------------------
                                                      March 31,     March 31,
                (in thousands)                          2003           2002
                                                      --------      ---------
      Revenues before Reimbursements:
        U.S.                                          $115,073      $126,610
        International                                   52,185        45,157
                                                      --------      --------
              Total Revenues                          $167,258      $171,767
                                                      ========      ========

      Operating Earnings:
         U.S.                                         $  4,049      $  6,279
         International                                   2,338         1,740
                                                      --------      --------
              Total Operating Earnings                $  6,387      $  8,019
                                                      ========      ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. During the quarter ended March 31, 2003, the Company made additional payments of $166,000 to the former owner of Greentree Investigations, Inc. pursuant to the 2000 purchase agreement. Additional contingent payments due under this agreement may be made through April of 2005.

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on current levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.4 million through 2008, as follows:

  2003         2004         2005       2006      2007       2008
-------------------------------------------------------------------
$269,000     $356,000     $279,000      $0        $0     $2,500,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $3,249,000 and $8,167,000 for the quarters ended March 31, 2003 and 2002, respectively. Consolidated net income for the 2002 period includes a payment received from a former vendor in full settlement of a business dispute of $3.8 million, net of related income tax expense. There were no such payments received in 2003.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before special credit, net corporate interest and taxes) in the 2003 first quarter totaled $6.4 million compared with $8.0 million in the comparable 2002 quarter. Following is a reconciliation of consolidated net income to operating earnings for the quarters ended March 31, 2003 and 2002 and the related margin as a percentage of revenues before reimbursements:

                                                     Quarter ended
                                     -------------------------------------------
                                     March 31,       %      March 31,      %
               (in thousands)         2003         Margin     2002       Margin
                                     --------      ------   --------     ------
      Net income                     $ 3,249        1.9%    $ 8,167       4.8%
      Add/(deduct):
         Special credits                  --         --      (6,000)     (3.5)
         Net corporate interest        1,279        0.8       1,178       0.7
         Income taxes                  1,859        1.1       4,674       2.7
                                     -------        ---     -------       ---
      Operating earnings             $ 6,387        3.8%    $ 8,019       4.7%
                                     =======        ===     =======       ===

The following is a discussion and analysis of the consolidated financial condition and results of operations of our two reportable segments: U.S. operations and international operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. Revenue amounts discussed exclude reimbursements for out-of-pocket expenses. Expense amounts discussed exclude the special credit, net corporate interest, and income taxes.

Our discussion and analysis of operating expenses is comprised of two components. Compensation and fringe benefits include all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable expense. Expenses other than reimbursements, compensation and fringe benefits include office rent and occupancy costs, other office operating expenses, and depreciation. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying footnotes.

RESULTS OF OPERATIONS

Operating results for our U.S. and international operations for the quarters ended March 31, 2003 and 2002 are as follows:

                                                    Quarter ended
                                               ------------------------
                                               March 31,      March 31,
           (In thousands)                        2003           2002
                                               --------       ---------
      REVENUES BEFORE REIMBURSEMENTS:
         U.S.                                  $115,073       $126,610
         International                           52,185         45,157
                                               --------       --------
               TOTAL                           $167,258       $171,767

      COMPENSATION & FRINGE BENEFITS:
         U.S.                                  $ 74,344       $ 81,759
         % of Revenues                             64.6%          64.5%
         International                           35,493         31,400
         % of Revenues                             68.0%          69.5%
                                               --------       --------
                TOTAL                          $109,837       $113,159
                 % of Revenues                     65.7%          65.9%

      EXPENSES OTHER THAN REIMBURSEMENTS,
      COMPENSATION & FRINGE BENEFITS:
         U.S.                                  $ 36,680       $ 38,572
         % of Revenues                             31.9%          30.5%
         International                           14,354         12,017
         % of Revenues                             27.5%          26.6%
                                               --------       --------
                TOTAL                          $ 51,034       $ 50,589
                % of Revenues                      30.5%          29.4%
                                               --------       --------

      OPERATING EARNINGS (1):
         U.S.                                  $  4,049       $  6,279
         % of Revenues                              3.5%           5.0%
         International                            2,338          1,740
         % of Revenues                              4.5%           3.9%
                                               --------       --------
                TOTAL                          $  6,387       $  8,019
                % of Revenues                       3.8%           4.7%

 (1) Earnings before special credit, net corporate interest, and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters ended March 31, 2003 and 2002 are as follows:

                                                                    Quarter ended
                                                       -------------------------------------
                                                       March 31,     March 31,
   (In thousands)                                        2003          2002         Variance
                                                       ---------     ---------      --------
Insurance companies                                    $ 58,651      $ 64,763        (9.4%)
Self-insured entities                                    42,484        50,349       (15.6%)
Class action services                                    13,938        11,498        21.2%
                                                       --------      --------
        TOTAL U.S. REVENUES BEFORE REIMBURSEMENTS      $115,073      $126,610        (9.1%)
                                                       ========      ========

Revenues from insurance companies decreased 9.4% to $58.7 million, due largely to continued softening in our referrals for high-frequency, low-severity claims and a decrease in catastrophic claim referrals. Lower medical bill auditing revenues associated with the previously reported non-renewal of a contract with a major domestic insurer contributed $3.1 million of this decline. Revenues from self-insured clients decreased 15.6% to $42.5 million in the quarter, due primarily to a decline in workers' compensation claim referrals. Class action revenues, which can fluctuate based on the timing of project awards, increased 21.2% to $13.9 million in the quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 13.6% in the first quarter of 2003 compared to the same period in 2002. This decrease was partially offset by a 2.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 11.0% decrease in U.S. revenues in the first quarter of 2003, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 1.9% in the first quarter of 2003.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarter ended March 31, 2003 and 2002 is as follows:

                                                   Quarter ended
                                       -----------------------------------
                                       March 31,    March 31,
   (whole numbers)                       2003         2002        Variance
                                       --------     ---------     --------
Casualty                                55,578       57,354        (3.1%)
Workers' Compensation                   48,915       61,196       (20.1%)
Property                                51,168       46,304        10.5%
Vehicle                                 49,065       65,626       (25.2%)
Other                                    5,383       12,765       (57.8%)
                                       -------      -------
        Total U.S. Cases Received      210,109      243,245       (13.6%)
                                       =======      =======

Our decline in workers' compensation claim referrals has been primarily due to declines in U.S. employment levels and associated injury rates. The decline in vehicle claims for the quarter is primarily due to the decline we are experiencing related to U.S. insurance company referrals for high-frequency, low- severity claims. Conservative underwriting, increases in policy deductibles, and mild weather during the first quarter of 2003 contributed to an industry-wide decline in property and casualty claims frequency. The increase in property claims is primarily related to increases in referrals to our Contractor Connection(SM) direct repair network.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased slightly to 64.6% in the first quarter of 2003 as compared to 64.5% in 2002. In response to the ongoing decline in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by nearly 11% as compared to first quarter 2002 levels. There were an average of 4,852 full-time equivalent employees in the 2003 first quarter, compared to an average of 5,451 in the 2002 period.

U.S. salaries and wages decreased to $59.8 million for the quarter ended March 31, 2003, from $65.8 million in the comparable 2002 period. Payroll taxes and fringe benefits for U.S. operations totaled $14.5 million in the first quarter of 2003, decreasing 9.4% from 2002 costs of $16.0 million for the comparable period. These decreases reflect the reduction in full-time equivalent employees during the current quarter.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.9% of revenues for the quarter ended March 31, 2003, up from 30.5% for the same period in 2002. This increase is due to higher professional indemnity self-insurance cost.

REIMBURSEMENTS

Reimbursements in our U.S. operations decreased to $3.7 million for the quarter ended March 31, 2003, from $4.5 million in the comparable 2002 period, reflecting the decline in case volume during 2003.

INTERNATIONAL OPERATIONS

REVENUES

Revenues before reimbursements from our international operations increased 15.6%, from $45.2 million in the first quarter of 2002 to $52.2 million in the first quarter of 2003. Excluding acquisitions, international unit volume, measured principally by cases received, increased 10.3% in the first quarter of 2003 compared to the same period in 2002. Our third quarter 2002 acquisition of the loss adjusting business of Robertson and Company in Australia increased international revenues by 4.6% for the quarter ended March 31, 2003. Revenues reflect a 9.1% increase during the quarter ended March 31, 2003, due to the positive effect of a weak U.S. dollar, primarily as compared to the British Pound and Euro.

Excluding the impact of acquisitions, international unit volume by region for the quarters ended March 31, 2003 and 2002 was as follows:

                                                         Quarter ended
                                               ---------------------------------
                                               March 31,   March 31,
   (whole numbers)                               2003        2002       Variance

Americas                                        30,619      25,594        19.6%
Continental Europe                              19,664      18,897         4.1%
Asia/Pacific                                     5,327       5,298         0.5%
United Kingdom                                  22,644      21,188         6.9%
                                                ------      ------
        Total International Cases Received      78,254      70,977        10.3%

The increase in cases received in our Americas operation is primarily due to an increase in low-value property claims in Brazil. Our increase in the United Kingdom ("U.K.") is due to the receipt of claims from agreements entered into during the 2002 fourth quarter. The increase in Continental Europe is due to a large flood-related project in Central Europe during the 2003 first quarter.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, decreased to 68.0% for the quarter ended March 31, 2003 from 69.5% for the same period in 2002, primarily due to a decrease in capacity in our U.K. and Canadian operating units due to an increase in case volume. There were an average of 3,112 full-time equivalent employees in the 2003 first quarter (including approximately 110 full-time equivalent employees added by our third quarter 2002 acquisition in Australia), compared to an average of 2,941 in the 2002 period.

Salaries and wages of international personnel increased to $29.8 million for the quarter ended March 31, 2003, from $26.8 million in the comparable 2002 period. Payroll taxes and fringe benefits for international operations totaled $5.7 million in the first quarter of 2003, increasing from 2002 costs of $4.6 million for the comparable period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 27.5% of international revenues for the quarter ended March 31, 2003, up from 26.6% for the same period in 2002, primarily due to higher automobile expenses and increased insurance expense.

REIMBURSEMENTS

Reimbursements in our international operations increased to $5.9 million for the quarter ended March 31, 2003, from $4.1 million in the comparable 2002 period. This increase is due to an increase in claims volume and a large flood-related project in Central Europe that required the extensive use of outside experts.

SPECIAL CREDIT, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2002 first quarter, we received a cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This special credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

Net corporate interest increased to $1.3 million for the quarter ended March 31, 2003, from $1.2 million in the comparable 2002 period. The effect on net corporate interest from increases in total borrowings over the 2002 first quarter was partially offset by declines in interest rates in the 2003 first quarter, as compared to the 2002 period.

Our effective tax rate was 36.4% of pretax income for the quarters ended March 31, 2003 and 2002. Taxes on income totaled $1.9 million for the quarter ended March 31, 2003, as compared to $4.7 million for the comparable 2002 period.

FINANCIAL CONDITION

At March 31, 2003, current assets exceeded current liabilities by approximately $126.8 million, an increase of $3.1 million from the working capital balance at December 31, 2002. Cash and cash equivalents at March 31, 2003 totaled $32.1 million, an increase of $1.0 million from the balance at December 31, 2002. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for investments in computer software, dividends paid to shareholders, acquisitions of property and equipment, and payments on short-term borrowings. Cash dividends to shareholders approximated 90% of net income in the first quarter of 2003, compared to 83% for the same period in 2002. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows. If we are able to achieve the cost reductions we have targeted for the 2003 second quarter (see Expense Reduction Initiative below), we believe that we will be able to preserve our current level of dividends for the remainder of 2003.

During the first quarter of 2003, we did not repurchase any Class A or Class B Common Stock. As of March 31, 2003, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in 2003 due to the decline in the funded status of our defined benefit pension plans.

We maintain credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of March 31, 2003 totaled $34.3 million, increasing from $30.0 million at December 31, 2002. Long-term borrowings outstanding, excluding current installments, as of March 31, 2003 totaled $50.8 million compared to $50.0 million at the end of 2002. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at March 31, 2003 was $164.5 million, compared with $159.4 million at December 31, 2002. This increase is primarily due to foreign currency translation adjustments in the 2003 first quarter.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgements based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion regarding the application of our critical accounting policies, see our Form 10-K, for the year ended December 31, 2002 filed with the Securities and Exchange Commission, under the heading "Application of Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. Our Form 10-K for the year ended December 31, 2002, discusses such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

LEGAL PROCEEDINGS

In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions made by us or our clients with respect to the settlement of claims. Additionally, our clients have brought actions for indemnification on the basis of alleged negligence on our part, our agents, or our employees in rendering service to clients. The majority of these claims are of the type covered by insurance we maintain; however, we are self-insured for the deductibles under various insurance coverages. In our opinion, adequate reserves have been provided for such self-insured risks.

In 2000, we received federal grand jury subpoenas requesting certain business and financial records dating back to 1992. Additional document requests and grand jury subpoenas were received in 2001 and 2002. We have been advised by the U.S. Department of Justice Fraud Section that the subpoenas issued by the Fraud Section and local U.S. Attorney offices were issued in connection with a nationwide investigation into the billings for services in some of the U.S. Claims Management and Healthcare Management Services branch offices. We are cooperating fully with the government's inquiry and have retained outside counsel to conduct an internal investigation into our billing practices under the direction of the Board of Directors. In addition, we have issued written corporate billing policies in order to clarify our billing practices and eliminate inconsistencies in their application, and are continuing to strengthen our internal audit and branch inspection procedures.

We are currently attempting to negotiate a settlement with the Department of Justice, but we cannot predict when the government's investigation or the settlement discussions will be completed, their ultimate outcome or their effect on our financial condition or results of operations. However, the investigation and its ultimate resolution could cause disruption in the delivery of our services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. While we believe that we will have cash flows from operating activities and borrowing capabilities sufficient to pay any fine or other penalty imposed, any such result could have a material adverse effect on our financial condition and results of operations. Expenses associated with the investigation, net of related tax benefits, were $441,000 and $747,000, or $0.01 and $0.02 per share for the first quarter of 2003 and 2002, respectively.

EXPENSE REDUCTION INITIATIVE

We are currently taking aggressive steps to reduce our U.S. annual operating costs from their current level. We have targeted cost reductions of approximately $1.3 million per month to be achieved during the 2003 second quarter.

INSURANCE RENEWAL

We are currently negotiating the renewal of our various insurance coverages effective June 2003. We will likely incur increased premiums and higher self-insured retentions upon renewal. It is not possible at this time to determine the impact this will have on our consolidated results of operations, financial position, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 31.2% and 26.3% of total revenues at March 31, 2003 and 2002, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of March 31, 2003 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $184,000 during the first three months of 2003, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At March 31, 2003, we had $34.3 million in short-term loans outstanding with an average variable interest rate of 4.9%. If the average interest rate were to change by 1%, the impact to first quarter 2003 pretax income would be approximately $343,000.

CREDIT RISK

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 2003 and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CRAWFORD & COMPANY as of December 31, 2002, and the related consolidated statements of income and cash flows for the year then ended and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Ernst & Young LLP

Atlanta, Georgia
April 24, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2000, we received federal grand jury subpoenas requesting certain business and financial records dating back to 1992. Additional document requests and grand jury subpoenas were received in 2001 and 2002. We have been advised by the U.S. Department of Justice Fraud Section that the subpoenas issued by the Fraud Section and local U.S. Attorney offices were issued in connection with a nationwide investigation into the billings for services in some of the U.S. Claims Management and Healthcare Management Services branch offices. We are cooperating fully with the government's inquiry and have retained outside counsel to conduct an internal investigation into our billing practices under the direction of the Board of Directors. In addition, we have issued written corporate billing policies in order to clarify our billing practices and eliminate inconsistencies in their application, and are continuing to strengthen our internal audit and branch inspection procedures.

We are currently attempting to negotiate a settlement with the Department of Justice, but we cannot predict when the government's investigation or the settlement discussions will be completed, their ultimate outcome or their effect on our financial condition or results of operations. However, the investigation and its ultimate resolution could cause disruption in the delivery of our services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. While we believe that we will have cash flows from operating activities and borrowing capabilities sufficient to pay any fine or other penalty imposed, any such result could have a material adverse effect on our financial condition and results of operations.

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

                                        CRAWFORD & COMPANY
                                        (Registrant)

Date: May 13, 2003                      /s/ Grover L. Davis
                                        ----------------------------------------
                                        Grover L. Davis
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: May 13, 2003                      /s/ John F. Giblin
                                        ----------------------------------------
                                        John F. Giblin
                                        Executive Vice President - Finance
                                        (Principal Financial Officer)

Date: May 13, 2003                      /s/ W. Bruce Swain
                                        ----------------------------------------
                                        W. Bruce Swain
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                             /s/ Grover L. Davis
                                               ---------------------------------
                                               Grover L. Davis
                                               Chief Executive Officer
                                               (Principal Executive Officer)

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                          /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                      Description                 Sequential Page No.

  15.1      Letter from Ernst & Young LLP                            25

  99.1      Certification pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                               26

  99.2      Certification pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                               27