Form 10-Q
period 2003-06-30
CRAWFORD & CO
filed 2003-08-01
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003
                                           OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from _______ to _______

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

                                YES [X]     NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,026,903
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS ENDED
                                                         ---------------------------
                                                           JUNE 30,       JUNE 30,
                                                             2003           2002
                                                         ---------------------------
REVENUES:

   Revenues before reimbursements                        $    343,568   $    349,756
   Reimbursements                                              19,932         17,501

------------------------------------------------------------------------------------
           TOTAL REVENUES                                     363,500        367,257
------------------------------------------------------------------------------------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements           261,314        265,695
   Reimbursements                                              19,932         17,501
------------------------------------------------------------------------------------

   Cost of services                                           281,246        283,196

   Selling, general, and administrative expenses               65,174         67,248

   Special credit (1)                                               -         (6,000)

   Corporate interest, net                                      2,458          2,319

------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                           348,878        346,763
------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     14,622         20,494

PROVISION FOR INCOME TAXES                                      5,322          7,460
------------------------------------------------------------------------------------

NET INCOME                                               $      9,300   $     13,034
====================================================================================

NET INCOME PER SHARE:
   Basic                                                 $       0.19   $       0.27
   Diluted                                               $       0.19   $       0.27
====================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                                       48,623         48,544
   Diluted                                                     48,670         48,700
====================================================================================

CASH DIVIDENDS PER SHARE:
   Class A Common Stock                                  $       0.12   $       0.28
   Class B Common Stock                                  $       0.12   $       0.28
====================================================================================

(1) Special credit related to a payment from a former vendor in full settlement of a business dispute.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                QUARTER ENDED
                                                         ---------------------------
                                                           JUNE 30,       JUNE 30,
                                                             2003           2002
                                                         ---------------------------
REVENUES:

   Revenues before reimbursements                        $    176,310   $    177,989
   Reimbursements                                              10,317          8,867

------------------------------------------------------------------------------------
           TOTAL REVENUES                                     186,627        186,856
------------------------------------------------------------------------------------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements           133,522        135,104
   Reimbursements                                              10,317          8,867
------------------------------------------------------------------------------------
   Cost of services                                           143,839        143,971

   Selling, general, and administrative expenses               32,095         34,091

   Corporate interest, net                                      1,179          1,141

------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                           177,113        179,203
------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      9,514          7,653

PROVISION FOR INCOME TAXES                                      3,463          2,786
------------------------------------------------------------------------------------

NET INCOME                                               $      6,051   $      4,867
====================================================================================

NET INCOME PER SHARE:
   Basic                                                 $       0.12   $       0.10
   Diluted                                               $       0.12   $       0.10
====================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                                       48,623         48,547
   Diluted                                                     48,671         48,725
====================================================================================

CASH DIVIDENDS PER SHARE:
   Class A Common Stock                                  $       0.06   $       0.14
   Class B Common Stock                                  $       0.06   $       0.14
====================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         (UNAUDITED)
                                                           JUNE 30,     DECEMBER 31,
                                                             2003           2002
------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                             $     41,290   $     31,091
   Accounts receivable, less allowance for doubtful
     accounts of $19,777 in 2003 and $19,633 in 2002          146,452        135,174
   Unbilled revenues, at estimated billable amounts            98,487         93,792
   Prepaid expenses and other current assets                   11,540         11,968
------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                   297,769        272,025
------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                            149,589        144,706
   Less accumulated depreciation                             (112,959)      (108,607)
------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                              36,630         36,099
------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net           101,879         97,798
   Capitalized software costs, net                             27,823         23,977
   Deferred income tax asset                                   32,001         31,899
   Other                                                       13,256         12,978
------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                     174,959        166,652
------------------------------------------------------------------------------------

TOTAL ASSETS                                             $    509,358   $    474,776
====================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                          (UNAUDITED)
                                                            JUNE 30,   DECEMBER 31,
                                                              2003        2002
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
-----------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                    $ 35,617    $ 30,019
   Accounts payable                                           33,136      31,956
   Accrued compensation and related costs                     30,394      26,454
   Deferred revenues                                          23,478      18,516
   Self-insured risks                                         15,402      15,833
   Accrued income taxes                                       11,911       9,594
   Other accrued liabilities                                  15,196      14,384
   Current installments of long-term debt                      1,842       1,493
--------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                             166,976     148,249
--------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                  51,132      49,976
   Deferred revenues                                          11,777      12,127
   Self-insured risks                                         12,658      11,819
   Minimum pension liability                                  81,429      76,747
   Postretirement medical benefit obligation                   6,201       6,289
   Other                                                       9,501      10,138
--------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                          172,698     167,096
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 23,925 shares issued and
      outstanding at June 30, 2003 and December 31, 2002      23,925      23,925
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding at June 30, 2003 and December 31, 2002      24,697      24,697
   Additional paid-in capital                                    523         523
   Retained earnings                                         195,232     191,767
   Accumulated other comprehensive loss                      (74,693)    (81,481)
--------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                        169,684     159,431
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $509,358    $474,776
================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                            ---------------------------
                                                                 JUNE 30,     JUNE 30,
                                                                  2003         2002
                                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   9,300    $  13,034
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                              8,113        8,811
         Deferred income taxes                                        245         (287)
         Loss on sales of property and equipment                       76            0
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                               (7,215)       1,743
            Unbilled revenues                                      (2,190)      (9,083)
            Accrued or prepaid income taxes                         1,226        1,721
            Accounts payable and accrued liabilities                 (522)       1,497
            Deferred revenues                                       4,830          571
            Prepaid and accrued pension costs                       7,884        6,690
            Prepaid expenses and other assets                       2,832       (3,088)
--------------------------------------------------------------------------------------
Net cash provided by operating activities                          24,579       21,609
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                          (5,365)      (5,565)
   Capitalization of computer software costs                       (6,458)      (6,771)
   Acquisitions of businesses, net of cash acquired                     -       (3,100)
   Proceeds from sales of property and equipment                      161          171
--------------------------------------------------------------------------------------
Net cash used in investing activities                             (11,662)     (15,265)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (5,835)     (13,592)
   Proceeds from exercise of stock options                              -           62
   Increase in short-term borrowings                                4,522       10,514
   Payments on short-term borrowings                               (1,923)      (7,661)
   Increase in long-term debt                                         218            8
   Payments on long-term debt                                        (621)         (98)
--------------------------------------------------------------------------------------
Net cash used in financing activities                              (3,639)     (10,767)
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents          921          609
--------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   10,199       (3,814)
Cash and cash equivalents at beginning of period                   31,091       21,966
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  41,290    $  18,152
======================================================================================

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Crawford and Company (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income as previously reported.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2003. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

                                                Quarter ended            Six months ended
                                           -------------------------------------------------
                                            June 30,     June 30,     June 30,     June 30,
   (In thousands, except per share data)      2003         2002         2003         2002
--------------------------------------------------------------------------------------------
Net income as reported                     $    6,051   $    4,867   $    9,300   $   13,034
Less: compensation expense using the
         fair value method, net of tax            281          469          629          925
                                           ----------   ----------   ----------   ----------
Pro forma net income                       $    5,770   $    4,398   $    8,671   $   12,109
                                           ==========   ==========   ==========   ==========

Net income per share - basic:
As reported                                $     0.12   $     0.10   $     0.19   $     0.27
                                           ==========   ==========   ==========   ==========
Pro forma                                  $     0.12   $     0.09   $     0.18   $     0.25
                                           ==========   ==========   ==========   ==========

Net income per share - diluted:
As reported                                $     0.12   $     0.10   $     0.19   $     0.27
                                           ==========   ==========   ==========   ==========
Pro forma                                  $     0.12   $     0.09   $     0.18   $     0.25
                                           ==========   ==========   ==========   ==========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       Quarter ended                 Six months ended
                                  ------------------------        -----------------------
                                  June 30,        June 30,        June 30,       June 30,
                                    2003            2002            2003           2002
                                  --------        --------        --------       -------
Expected dividend yield              3.6%           3.6%            3.6%            3.6%
Expected volatility                   34%            33%             34%             33%
Risk-free interest rate              3.6%           3.7%            3.6%            3.7%
Expected life of options           7 years        7 years         7 years         7 years

2. During the quarter and six months ended June 30, 2003, the Company utilized $178,000 and $236,000, respectively, of its restructuring reserves for payments related to lease terminations. As of June 30, 2003, remaining restructuring reserves were $1.3 million, $1.1 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarters and six months ended June 30, 2003 and 2002:

                                                                  Quarter ended             Six months ended
                                                              ----------------------      ----------------------
                                                              June 30,      June 30,      June 30,      June 30,
   (in thousands, except per share data)                        2003          2002          2003          2002
----------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                    $6,051       $ 4,867        $ 9,300      $13,034
                                                               ======       =======        =======      =======

Weighted-average common shares outstanding - Basic             48,623        48,547         48,623       48,544
Dilutive effect of stock options                                   48           178             47          156
                                                               ------       -------        -------      -------
Weighted-average common shares outstanding - Diluted           48,671        48,725         48,670       48,700
                                                               ======       =======        =======      =======

Basic net income per share                                     $ 0.12       $  0.10        $  0.19      $  0.27
                                                               ======       =======        =======      =======
Diluted net income per share                                   $ 0.12       $  0.10        $  0.19      $  0.27
                                                               ======       =======        =======      =======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Additional options to purchase 5,452,063 shares of Class A Common Stock at exercise prices ranging from $4.70 to $19.50 per share were outstanding at June 30, 2003, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and six months ended June 30, 2003 and 2002:

                                                              Quarter ended                  Six months ended
                                                      ----------------------------------------------------------
                                                              June 30,      June 30,       June 30,     June 30,
           (In thousands)                                      2003           2002          2003         2002
----------------------------------------------------------------------------------------------------------------
Net income                                                    $6,051          $4,867       $ 9,300       $13,034
Foreign currency translation adjustment                        2,066           2,999         6,788         1,202
                                                              ------          ------       -------       -------
Comprehensive income                                          $8,117          $7,866       $16,088       $14,236
                                                              ======          ======       =======       =======

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

Financial information for the quarters and six months ended June 30, 2003 and 2002 covering the Company's reportable segments is presented below:

                                                                  Quarter ended             Six months ended
                                                              --------------------------------------------------
                                                              June 30,      June 30,       June 30,     June 30,
          (In thousands)                                        2003           2002          2003         2002
----------------------------------------------------------------------------------------------------------------

REVENUES:
   U.S.                                                       $121,858      $131,669      $236,931      $258,279
  International                                                 54,452        46,320       106,637        91,477
                                                              --------      --------      --------      --------
     TOTAL REVENUES BEFORE REIMBURSEMENTS                     $176,310      $177,989      $343,568      $349,756
                                                              ========      ========      ========      ========

OPERATING EARNINGS:
   U.S.                                                       $ 10,131      $  5,903      $ 14,180      $ 12,183
   International                                                   562         2,891         2,900         4,630
                                                              --------      --------      --------      --------
     TOTAL OPERATING EARNINGS                                 $ 10,693      $  8,794      $ 17,080      $ 16,813
                                                              ========      ========      ========      ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. During the quarter ended March 31, 2003, the Company made additional payments of $166,000 to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made through April of 2005.

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on current levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.3 million through 2008, as follows:

---------------------------------------------------------------------------------------------
  2003            2004             2005           2006             2007              2008
---------------------------------------------------------------------------------------------
$220,000        $333,000         $279,000          $0               $0            $2,500,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income was $6.1 million and $4.9 million for the quarters ended June 30, 2003 and 2002, respectively, and $9.3 and $13.0 for the six months ended June 30, 2003 and 2002, respectively. Consolidated net income for the 2002 six-month period includes a payment received in the 2002 first quarter from a former vendor in full settlement of a business dispute of $3.8 million, net of related income tax expense. There were no such payments received in 2003.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before special credit, net corporate interest, and taxes) during the quarter and six months ended June 30, 2003, totaled $10.7 million and $17.1 million, respectively, compared with $8.8 million and $16.8 million in the comparable 2002 periods. Following is a reconciliation of consolidated net income to operating earnings for the quarters and six months ended June 30, 2003 and 2002 and the related margins as a percentage of revenues before reimbursements:

                                          Quarter ended                               Six months ended
                            ---------------------------------------------------------------------------------------
                            June 30,       %      June 30,         %      June 30,       %      June 30,       %
(in thousands)                2003      Margin      2002        Margin      2003      Margin      2002       Margin
-------------------------------------------------------------------------------------------------------------------
Net income                   $ 6,051     3.4%     $  4,867       2.7%     $  9,300     2.7%     $ 13,034       3.7%
Add/(deduct):
   Special credit                  -       -             -         -             -       -        (6,000)     (1.7)
   Net corporate interest      1,179     0.7         1,141       0.6         2,458     0.7         2,319       0.7
   Income taxes                3,463     2.0         2,786       1.6         5,322     1.6         7,460       2.1
                             -------     ---      --------       ---      --------     ---      --------      ----
Operating earnings           $10,693     6.1%     $  8,794       4.9%     $ 17,080     5.0%     $ 16,813       4.8%
                             =======     ===      ========       ===      ========     ===      ========      ====

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

RESULTS OF OPERATIONS

Operating results for our U.S. and international operations for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                                 Quarter ended                  Six months ended
                                                 -------------                  ----------------
                                             June 30,        June 30,        June 30,       June 30,
        (in thousands)                         2003            2002            2003           2002
----------------------------------------------------------------------------------------------------
REVENUES BEFORE REIMBURSEMENTS:
   U.S.                                      $121,858        $131,669        $236,931       $258,279
   International                               54,452          46,320         106,637         91,477
                                             --------        --------        --------       --------
         TOTAL                               $176,310        $177,989        $343,568       $349,756

COMPENSATION & FRINGE BENEFITS:
   U.S.                                      $ 75,302        $ 84,602        $149,646       $166,360
   % of Revenues                                 61.8%           64.2%           63.1%          64.4%
   International                               38,324          31,606          73,817         63,007
   % of Revenues                                 70.4%           68.3%           69.2%          68.9%
                                             --------        --------        --------       --------
          TOTAL                              $113,626        $116,208        $223,463       $229,367
           % of Revenues                         64.4%           65.3%           65.0%          65.6%

EXPENSES OTHER THAN REIMBURSEMENTS,
COMPENSATION & FRINGE BENEFITS:
   U.S.                                      $ 36,425        $ 41,164        $ 73,105       $ 79,736
   % of Revenues                                 29.9%           31.3%           30.9%          30.9%
   International                               15,566          11,823          29,920         23,840
   % of Revenues                                 28.6%           25.5%           28.1%          26.0%
                                             --------        --------        --------      ---------
          TOTAL                              $ 51,991        $ 52,987        $103,025       $103,576
          % of Revenues                          29.5%           29.8%           30.0%          29.6%
                                             -------------------------------------------------------

OPERATING INCOME (1):
   U.S.                                      $ 10,131        $  5,903        $ 14,180       $ 12,183
   % of Revenues                                  8.3%            4.5%            6.0%           4.7%
   International                                  562           2,891           2,900          4,630
   % of Revenues                                  1.0%            6.2%            2.7%           5.1%
                                             --------        --------        --------       --------
          TOTAL                              $ 10,693        $  8,794        $ 17,080       $ 16,813
          % of Revenues                           6.1%            4.9%            5.0%           4.8%
----------------------------------------------------------------------------------------------------

(1) Earnings before special credit, net corporate interest, and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                               Quarter ended                            Six months ended
                                     ------------------------------------      ------------------------------------
                                     June 30,        June 30,                  June 30,       June 30,
     (in thousands)                    2003            2002      Variance        2003           2002       Variance
-------------------------------------------------------------------------------------------------------------------
Insurance companies                  $ 62,175        $ 68,255      (8.9%)      $120,825       $133,018       (9.2%)
 Self-insured entities                 42,057          49,128     (14.4%)        84,542         99,477      (15.0%)
Class action services                  17,626          14,286      23.4%         31,564         25,784       22.4%
                                     --------        --------                  --------       --------
     TOTAL U.S. REVENUES
     BEFORE REIMBURSEMENTS           $121,858        $131,669      (7.5%)      $236,931       $258,279       (8.3%)
                                     ========        ========                  ========       ========

Revenues from insurance companies decreased 8.9% to $62.2 million for the 2003 second quarter, reflecting a continued softening in the Company's U.S. insurance company referrals for high-frequency, low-severity claims. Lower medical bill auditing revenues associated with the previously reported non-renewal of a contract with a major domestic insurer contributed $2.8 million of this decline. Revenues from self-insured clients decreased 14.4% to $42.1 million in the quarter, due primarily to a decline in workers' compensation claim referrals. Class action revenues increased 23.4% to $17.6 million in the current quarter, due to the award of a new class action settlement in the quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 16.5% in the second quarter of 2003 compared to the same period in 2002. This decrease was partially offset by a 6.5% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 10.0% decrease in U.S. revenues in the second quarter of 2003, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 2.5% in the 2003 second quarter compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarters and six months ended June 30, 2003 and 2002 is as follows:

                                               Quarter ended                            Six months ended
                                     ------------------------------------      ------------------------------------
                                     June 30,        June 30,                  June 30,       June 30,
        (whole numbers)                2003            2002      Variance        2003           2002       Variance
-------------------------------------------------------------------------------------------------------------------
Casualty                               51,518          56,049      (8.1%)       107,096        113,403       (5.6%)
Property                               65,718          64,009       2.7%        116,886        110,313        6.0%
Vehicle                                51,016          69,793     (26.9%)       100,081        135,419      (26.1%)
Workers' Compensation                  45,432          63,581     (28.5%)        94,347        124,777      (24.4%)
Other                                   5,249           8,882     (40.9%)        10,632         21,647      (50.9%)
                                     --------        --------                  --------       --------
     TOTAL U.S. CASES RECEIVED        218,933         262,314     (16.5%)       429,042        505,559      (15.1%)
                                     ========        ========                  ========       ========

Our decline in workers' compensation claim referrals has been primarily due to declines in U.S. employment levels and associated injury rates. The decline in vehicle claims for the quarter is primarily due to the decline we are experiencing related to U.S. insurance company referrals for high-frequency, low-severity claims. Conservative underwriting by our insurance company clients, including significant increases in policy deductibles, has contributed to an industry-wide decline in property and casualty claims frequency. The decline in casualty claims is primarily due to a reduction in claims incurred by our existing client base. The increase in property claims is primarily related to increases in referrals to our Contractor Connection(SM) direct repair network.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues decreased to 61.8% in the second quarter of 2003 as compared to 64.2% in the 2002 quarter, and to 63.1% for the six months ended June 30, 2003 as compared to 64.4% in the 2002 period. In response to the ongoing decline in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by over 14% as compared to employment levels through the 2002 second quarter. There were an average of 4,702 full-time equivalent employees in the first six months of 2003, compared to an average of 5,409 in the 2002 period.

U.S. salaries and wages decreased to $61.0 million and $120.7 million for the quarter and six months ended June 30, 2003, respectively, decreasing 11.2% and 10.1%, from $68.6 million and $134.4 million in the comparable 2002 periods. Payroll taxes and fringe benefits for U.S. operations totaled $14.3 million and $28.9 million in the second quarter and first six months of 2003, respectively, decreasing 10.2% and 9.8% from 2002 costs of $16.0 million and $32.0 million for the comparable periods. These decreases reflect the reduction in full-time equivalent employees during the current quarter and year-to-date period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 29.9% of revenues for the quarter ended June 30, 2003, down from 31.3% for the same period in 2002. This decrease reflects a reduction in office operating expenses, lower legal fees and reduced bad debts in the 2003 period. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits approximated 30.9% of revenues for each of the six month periods ended June 30, 2003 and 2002.

REIMBURSEMENTS

Reimbursements in our U.S. operations decreased to $3.5 million and $7.2 million for the quarter and six months ended June 30, 2003, respectively, from $4.4 million and $8.9 million in the comparable 2002 period, reflecting the decline in case volume during 2003.

INTERNATIONAL OPERATIONS

REVENUES

Revenues before reimbursements from our international operations increased 17.6%, from $46.3 million in the second quarter of 2002 to $54.5 million in the 2003 second quarter. Revenues before reimbursements for the first six months of 2003 totaled $106.6 million, a 16.6% increase from $91.5 million reported in the first six months of 2002. Excluding the impact of acquisitions, international unit volume, measured principally by cases received, decreased 11.7% and 1.7% in the current quarter and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Our third quarter 2002 acquisition of the loss adjusting business of Robertson and Company in Australia increased international revenues by 6.2% and 5.4% for the quarter and six months ended June 30, 2003. Revenues reflect a 12.2% and 10.6% increase during the quarter and six months ended June 30, 2003, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

Excluding the impact of acquisitions, international unit volume by region for the quarters and six months ended June 30, 2003 and 2002 was as follows:

                                               Quarter ended                            Six months ended
                                     ------------------------------------      ------------------------------------
                                     June 30,        June 30,                  June 30,       June 30,
        (whole numbers)                2003            2002      Variance        2003           2002       Variance
-------------------------------------------------------------------------------------------------------------------
United Kingdom                         22,944          23,512      (2.4%)        45,588         44,700        2.0%
Americas                               27,208          38,775     (29.8%)        57,827         64,369      (10.2%)
CEMEA                                  19,396          16,496      17.6%         39,060         35,393       10.4%
Asia/Pacific                            5,076           5,763     (11.9%)        10,403         11,061       (5.9%)
                                     --------        --------                  --------       --------
 TOTAL INTERNATIONAL CASES RECEIVED    74,624          84,546     (11.7%)       152,878        155,523       (1.7%)
                                     ========        ========                  ========       ========

The decrease in the Americas is due to the receipt of approximately 15,000 product liability claims in Canada during the 2002 second quarter. There was no such large intake of claims in the 2003 second quarter. The increase in Continental Europe, Middle East, & Africa ("CEMEA") is largely due to an increase in small loss claims in South Africa. The decrease in Asia/Pacific is primarily due to the general economic downturn in the region due in part to the SARS epidemic.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 70.4% for the quarter ended June 30, 2003 from 68.3% for the same period in 2002, primarily due to an increase in capacity in our U.K. and Canadian operating units due to an anticipated increase in case volume. For the six-month period, compensation, payroll taxes and fringe benefits increased slightly as a percentage of revenues to 69.2% in 2003 from 68.9% in 2002. There were an average of 3,125 full-time equivalent employees in the first six months of 2003 (including approximately 110 full-time equivalent employees added by our third quarter 2002 acquisition in Australia), compared to an average of 2,963 in the 2002 period.

Salaries and wages of international personnel increased to $32.6 million for the quarter ended June 30, 2003, from $27.2 million in the comparable 2002 period. For the six-month period, salaries and wages increased to $62.3 million in 2003 from $53.9 million in 2002. Payroll taxes and fringe benefits for international operations totaled $5.7 million and $11.5 million for the quarter and six months ended June 30, 2003, respectively, compared to $4.4 and $9.1 for the same periods in 2002. The increases in these costs reflect the effect of a weak U.S. dollar, primarily as compared to the British pound and the euro, as well as the third quarter 2002 acquisition in Australia.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 28.6% and 28.1% of international revenues for the quarter and six months ended June 30, 2003, respectively, up from 25.5% and 26.0% for the same period in 2002, primarily due to higher automobile, insurance, and rent and occupancy expenses.

REIMBURSEMENTS

Reimbursements in our international operations increased to $6.8 million and $12.7 million for the quarter and six months ended June 30, 2003, respectively, from $4.5 million and $8.6 million in the comparable 2002 period. This increase is due to the effect of a weak U.S. dollar, primarily as compared to the British pound and the euro and an increase in the use of outside experts to handle various claims in CEMEA, typhoon related claims in Asia, and a project in Canada.

SPECIAL CREDIT, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2002 first quarter, we received a cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This special credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

Net corporate interest increased to $1.2 million and $2.5 million for the quarter and six months ended June 30, 2003, respectively, from $1.1 million and $2.3 million in the comparable 2002 periods, reflecting an increase in total borrowings during 2003.

Our effective tax rate was 36.4% of pretax income for the quarter and six months ended June 30, 2003 and 2002. Taxes on income totaled $3.5 million and $5.3 million for the quarter and six months ended June 30, 2003, respectively, as compared to $2.8 million and $7.5 million for the comparable 2002 periods.

FINANCIAL CONDITION

At June 30, 2003, current assets exceeded current liabilities by approximately $130.8 million, an increase of $7.0 million from the working capital balance at December 31, 2002. Cash and cash equivalents at June 30, 2003 totaled $41.3 million, an increase of $10.2 million from the balance at December 31, 2002. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for investments in computer software, dividends paid to shareholders, acquisitions of property and equipment, and payments on short-term borrowings. Cash dividends to shareholders approximated 62.7% of net income in the first six months of 2003, compared to 104.3% for the same period in 2002. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows. By continuing to manage our U.S. and international operating expenses, we believe that we will be able to preserve our current level of dividends for the remainder of 2003.

During the first six months of 2003, we did not repurchase any Class A or Class B Common Stock. As of June 30, 2003, 705,863 shares remain to be repurchased under the share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in 2003 due to the decline in the funded status of our defined benefit pension plans.

We maintain credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of June 30, 2003 totaled $35.6 million, increasing from $30.0 million at December 31, 2002. Long-term borrowings outstanding, excluding current installments, as of June 30, 2003 totaled $51.1 million compared to $50.0 million at December 31, 2002. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at June 30, 2003 was $169.7 million, compared with $159.4 million at December 31, 2002. This increase is due to foreign currency translation adjustments and net income in excess of dividends paid to shareholders during the first six months of 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and judgements based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion regarding the application of our critical accounting policies, see our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, under the heading "Application of Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

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

LEGAL PROCEEDINGS

In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions made by us or our clients with respect to the settlement of claims. Additionally, our clients have brought actions for indemnification on the basis of alleged negligence on our part, our agents, or our employees in rendering service to clients. The majority of these claims are of the type covered by insurance that we maintain; however, we are self-insured for the deductibles under various insurance coverages. In our opinion, adequate reserves have been provided for such self-insured risks.

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

We are currently attempting to negotiate a settlement with the Department of Justice, but we cannot predict when the government's investigation or the settlement discussions will be completed, their ultimate outcome or their effect on our financial condition or results of operations. However, the investigation and its ultimate resolution could cause disruption in the delivery of our services, and ultimately result in the imposition of civil, administrative or criminal fines or sanctions, as well as potential reimbursements to clients and loss of existing or prospective clients or business opportunities. While we believe that we will have cash flows from operating activities and borrowing capabilities sufficient to pay any fine or other penalty imposed, any such result could have a material adverse effect on our financial condition and results of operations. Expenses associated with the investigation, net of related tax benefits, were $241,000 and $683,000, or less than $0.01 and $0.01 per share for the quarter and six months ended June 30, 2003, compared to $629,000 and $1.4 million, or $0.01 and $0.03 per share, for the comparable 2002 periods.

EXPENSE REDUCTION INITIATIVE

We have taken aggressive steps to reduce our U.S. annual operating costs from their historical levels. We reduced our U.S. operating costs by 11.2% during the 2003 second quarter compared to the same quarter in 2002.

INSURANCE RENEWAL

We have negotiated the renewal of our various insurance coverages effective June 2003. Our insurance premiums will increase from their current level and we will be subject to higher self-insured retentions for certain coverages.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments during the 2003 second quarter or six months ended June 30, 2003.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 31.0% and 26.2% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of June 30, 2003 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $287,000 during the first six months of 2003, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At June 30, 2003, we had $35.6 million in short-term loans outstanding with an average variable interest rate of 4.8%. If the average interest rate were to change by 1%, the impact to pretax income for the six months ended June 30, 2003 would be approximately $178,000.

CREDIT RISK

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 2003 and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia
August 1, 2003

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 29, 2003, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, the Class B Shareholders, the only class entitled to vote at the meeting, voted on (i) the election of eight (8) Directors for a one-year term; and (ii) ratification of the selection of Ernst & Young LLP as the Registrant's auditor for the year ending December 31, 2003. The results of that voting are as follows:

ELECTION OF DIRECTORS

                               For        Withheld
                               ---        --------
J. Hicks Lanier             22,129,389      726,969
Charles Flather             22,111,389      744,969
Linda K. Crawford           19,069,790    3,786,568
Jesse C. Crawford           19,056,032    3,800,326
Larry L. Prince             22,111,469      744,889
John A. Williams            22,110,864      745,494
E. Jenner Wood, III         21,667,714    1,188,644
Grover L. Davis             19,676,324    3,180,034

RATIFICATION OF APPOINTMENT OF AUDITORS

   For        Against    Abstain
----------    -------    -------
22,589,729    262,326     4,303

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         15.1     Letter from Ernst & Young LLP

         31.1     Certification of principal executive officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of principal financial officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

         Current Report on Form 8-K dated April 24, 2003 containing a copy of the Registrant's press release dated April 24, 2003 titled "Crawford Reports First Quarter 2003 Results."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAWFORD & COMPANY
                                            (Registrant)

Date: August 1, 2003                        /s/ Grover L. Davis
                                            ------------------------------------
                                            Grover L. Davis
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 1, 2003                        /s/ John F. Giblin
                                            ------------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)

Date: August 1, 2003                        /s/ W. Bruce Swain
                                            ------------------------------------
                                            W. Bruce Swain
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                       Description                              Sequential Page No.
 15.1          Letter from Ernst & Young LLP                                       26

 31.1          Certification of principal executive officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.                      27

 31.2          Certification of principal financial officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002.                   28

 32.1          Certification of principal executive officer pursuant
               to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                       29

 32.2          Certification of principal financial officer pursuant
               to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                       30