Form 10-Q
period 2003-09-30
CRAWFORD & CO
filed 2003-11-05
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended September 30, 2003
                                       OR

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

                        --------------------------------

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

                                 YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003 was as follows:
                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,026,903
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                NINE MONTHS ENDED
                                                                     ----------------------------------------
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                         2003                        2002
                                                                     -------------              -------------
REVENUES:

   Revenues before reimbursements                                      $515,802                    $525,668
   Reimbursements                                                        31,782                      27,948
                                                                       --------                    --------
           TOTAL REVENUES                                               547,584                     553,616
                                                                       --------                    --------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements                     393,001                     398,420
   Reimbursements                                                        31,782                      27,948
                                                                       --------                    --------
   Cost of services                                                     424,783                     426,368

   Selling, general, and administrative expenses                         97,603                     100,326

   Special charge/credit (1)                                              8,000                      (6,000)

   Corporate interest, net                                                3,855                       3,565

                                                                       --------                    --------
           TOTAL COSTS AND EXPENSES                                     534,241                     524,259
                                                                       --------                    --------

INCOME BEFORE INCOME TAXES                                               13,343                      29,357

PROVISION FOR INCOME TAXES                                                7,769                      10,686

                                                                       --------                    --------

NET INCOME                                                             $  5,574                    $ 18,671
                                                                       ========                    ========

NET INCOME PER SHARE:
    Basic                                                              $   0.11                    $   0.38
    Diluted                                                            $   0.11                    $   0.38
                                                                       ========                    ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                                48,649                      48,565
    Diluted                                                              48,701                      48,625
                                                                       ========                    ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                               $   0.18                    $   0.34
    Class B Common Stock                                               $   0.18                    $   0.34
                                                                       ========                    ========

(1) Special charge in 2003 is an after-tax fine related to the settlement of the Department of Justice investigation.

     Special credit in 2002 related to a payment from a former vendor in full settlement of a business dispute.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      QUARTER ENDED
                                                                        ----------------------------------------
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                            2003                        2002
                                                                        -------------              -------------
REVENUES:

   Revenues before reimbursements                                         $172,234                    $175,912
   Reimbursements                                                           11,850                      10,447

                                                                          --------                    --------
           TOTAL REVENUES                                                  184,084                     186,359
                                                                          --------                    --------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements                        131,687                     132,725
   Reimbursements                                                           11,850                      10,447
                                                                          --------                    --------
   Cost of services                                                        143,537                     143,172

   Selling, general, and administrative expenses                            32,429                      33,078

   Special charge (1)                                                        8,000                           -

   Corporate interest, net                                                   1,397                       1,246

                                                                          --------                    --------
           TOTAL COSTS AND EXPENSES                                        185,363                     177,496
                                                                          --------                    --------

(LOSS) INCOME BEFORE INCOME TAXES                                           (1,279)                      8,863

PROVISION FOR INCOME TAXES                                                   2,447                       3,226

                                                                          --------                    --------

NET (LOSS) INCOME                                                        ($  3,726)                   $  5,637
                                                                          ========                    ========

NET (LOSS) INCOME PER SHARE:
    Basic                                                                ($   0.08)                   $   0.11
    Diluted                                                              ($   0.08)                   $   0.11
                                                                          ========                    ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                                   48,700                      48,607
    Diluted                                                                 48,700                      48,649
                                                                          ========                    ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                  $   0.06                    $   0.06
    Class B Common Stock                                                  $   0.06                    $   0.06
                                                                          ========                    ========

(1) Special charge in 2003 is an after-tax fine related to the settlement of the Department of Justice investigation.

     (See accompanying notes to condensed consolidated financial statements)

                              CRAWFORD & COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                          (UNAUDITED)
                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                             2003                        2002
                                                                         -------------               ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $  36,338                   $  31,091
   Accounts receivable, less allowance for doubtful
      accounts of $20,863 in 2003 and $19,633 in 2002                       141,629                     135,174
   Unbilled revenues, at estimated billable amounts                          98,738                      93,792
   Prepaid expenses and other current assets                                 15,585                      11,968
                                                                          ---------                   ---------
       TOTAL CURRENT ASSETS                                                 292,290                     272,025
                                                                          ---------                   ---------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                          152,431                     144,706
   Less accumulated depreciation                                           (115,450)                   (108,607)
                                                                          ---------                   ---------
       NET PROPERTY AND EQUIPMENT                                            36,981                      36,099
                                                                          ---------                   ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                         103,344                      97,798
   Capitalized software costs, net                                           29,578                      23,977
   Deferred income tax asset                                                 31,955                      31,899
   Other                                                                     13,292                      12,978
                                                                          ---------                   ---------
       TOTAL OTHER ASSETS                                                   178,169                     166,652
                                                                          ---------                   ---------

TOTAL ASSETS                                                              $ 507,440                   $ 474,776
                                                                          =========                   =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                   SEPTEMBER 30,               DECEMBER 31,
                                                                                       2003                        2002
                                                                                   -------------               ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Short-term borrowings                                                             $ 35,169                    $ 30,019
   Accounts payable                                                                    33,301                      31,956
   Accrued compensation and related costs                                              30,611                      26,454
   Deferred revenues                                                                   20,010                      18,516
   Self-insured risks                                                                  16,062                      15,833
   Accrued income taxes                                                                13,770                       9,594
   Other accrued liabilities                                                           25,637                      14,384
   Current installments of long-term debt                                               1,509                       1,493
                                                                                     --------                    --------
       TOTAL CURRENT LIABILITIES                                                      176,069                     148,249
                                                                                     --------                    --------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                           51,799                      49,976
   Deferred revenues                                                                   11,765                      12,127
   Self-insured risks                                                                  11,901                      11,819
   Minimum pension liability                                                           75,627                      76,747
   Postretirement medical benefit obligation                                            6,201                       6,289
   Other                                                                                9,711                      10,138
                                                                                     --------                    --------
       TOTAL NONCURRENT LIABILITIES                                                   167,004                     167,096
                                                                                     --------                    --------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value;  50,000
      shares authorized; 24,027 and 23,925 shares issued and outstanding
      at September 30, 2003 and December 31, 2002, respectively                        24,027                      23,925
   Class B Common Stock, $1.00 par value;  50,000
      shares authorized; 24,697 shares issued and
      outstanding at September 30, 2003 and December 31, 2002                          24,697                      24,697
   Additional paid-in capital                                                             840                         523
   Retained earnings                                                                  188,582                     191,767
   Accumulated other comprehensive loss                                               (73,779)                    (81,481)
                                                                                     --------                    --------
       TOTAL SHAREHOLDERS' INVESTMENT                                                 164,367                     159,431
                                                                                     --------                    --------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                       $507,440                    $474,776
                                                                                     ========                    ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                       -----------------------------------------
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                            2003                        2002
                                                                       -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  5,574                    $ 18,671
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                                      12,095                      13,145
         Deferred income taxes                                                 271                        (287)
         Loss (gain) on sales of property and equipment                        100                         (39)
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                        (1,246)                      1,596
            Unbilled revenues                                               (1,272)                     (7,662)
            Accrued  or prepaid income taxes                                 3,017                       4,300
            Accounts payable and accrued liabilities                         9,807                         179
            Deferred revenues                                                1,302                       1,534
            Prepaid and accrued pension costs                                1,788                       2,161
            Prepaid expenses and other assets                               (1,242)                     (6,423)
                                                                          --------                    --------
Net cash provided by operating activities                                   30,194                      27,175
                                                                          --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                   (8,205)                     (6,769)
   Capitalization of computer software costs                                (9,390)                     (8,704)
   Acquisitions of businesses, net of cash acquired                           (412)                    (12,798)
   Proceeds from sales of property and equipment                               251                         157
                                                                          --------                    --------
Net cash used in investing activities                                      (17,756)                    (28,114)
                                                                          --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                           (8,760)                    (16,510)
   Proceeds from exercise of stock options                                     419                         578
   Increase in short-term borrowings                                         3,858                      18,712
   Payments on short-term borrowings                                        (2,901)                    (13,905)
   Increase in long-term debt                                                  434                      11,226
   Payments on long-term debt                                               (1,510)                       (118)
                                                                          --------                    --------
Net cash used in financing activities                                       (8,460)                        (17)
                                                                          --------                    --------

Effect of exchange rate changes on cash and cash equivalents                 1,269                       1,042
                                                                          --------                    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                        5,247                          86
Cash and cash equivalents at beginning of period                            31,091                      21,966
                                                                          --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 36,338                    $ 22,052
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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2003. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for the option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net
(loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                            Quarter ended                  Nine months ended
                                                    ----------------------------      ----------------------------
                                                    September 30,  September 30,      September 30,  September 30,
   (in thousands, except per share data)                 2003           2002               2003          2002
   -------------------------------------            -------------  -------------      -------------  -------------
Net (loss) income as reported                          $(3,726)        $5,637             $5,574        $18,671
Less:  compensation expense using the
          fair value method, net of tax                    364            410              1,029          1,335
                                                       -------         ------             ------        -------
Pro forma net (loss) income                            $(4,090)        $5,227             $4,545        $17,336
                                                       =======         ======             ======        =======

Net (loss) income per share - basic:
As reported                                            $ (0.08)        $ 0.11             $ 0.11        $  0.38
                                                       =======         ======             ======        =======
Pro forma                                              $ (0.08)        $ 0.11             $ 0.09        $  0.36
                                                       =======         ======             ======        =======

Net (loss) income per share - diluted:
As reported                                            $ (0.08)        $ 0.11             $ 0.11        $  0.38
                                                       =======         ======             ======        =======
Pro forma                                              $ (0.08)        $ 0.11             $ 0.09        $  0.36
                                                       =======         ======             ======        =======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Quarter ended                  Nine months ended
                                                    ----------------------------      ----------------------------
                                                    September 30,  September 30,      September 30,  September 30,
                                                         2003           2002               2003          2002
                                                    -------------  -------------      -------------  -------------
Expected dividend yield                                    3.6%           3.6%               3.6%           3.6%
Expected volatility                                         34%            33%                34%            33%
Risk-free interest rate                                    3.6%           3.7%               3.6%           3.7%
Expected life of options                               7 years        7 years            7 years        7 years

2. During the quarter and nine months ended September 30, 2003, the Company utilized $68,000 and $304,000, respectively, of its restructuring reserves for payments related to lease terminations. As of September 30, 2003, remaining restructuring reserves were $1.3 million, $1.0 million of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net (loss) income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net (loss) income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options, if any, using the "treasury stock" method.

Below is the calculation of basic and diluted net (loss) income per share for the quarters and nine months ended September 30, 2003 and 2002:

                                                            Quarter ended                  Nine months ended
                                                    ----------------------------      ----------------------------
                                                    September 30,  September 30,      September 30,  September 30,
   (in thousands, except per share data)                 2003           2002               2003          2002
   -------------------------------------            -------------  -------------      -------------  -------------
Net (loss) income available to common
shareholders                                           $(3,726)       $ 5,637            $ 5,574        $18,671
                                                       =======        =======            =======        =======

Weighted-average common shares outstanding -
Basic                                                   48,700         48,607             48,649         48,565
Dilutive effect of stock options                             0             42                 52             60
                                                       -------        -------            -------        -------
Weighted-average common shares outstanding -
Diluted                                                 48,700         48,649             48,701         48,625
                                                       =======        =======            =======        =======

Basic net (loss) income per share                      $ (0.08)       $  0.11            $  0.11        $  0.38
                                                       =======        =======            =======        =======
Diluted net (loss) income per share                    $ (0.08)       $  0.11            $  0.11        $  0.38
                                                       =======        =======            =======        =======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Additional options to purchase 4,975,188 shares of Class A Common Stock at exercise prices ranging from $5.50 to $19.50 per share were outstanding at September 30, 2003, but were not included in the computation of diluted net
(loss) income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4. Comprehensive (loss) income for the Company consists of the total of net (loss) income and foreign currency translation adjustments. Below is the calculation of comprehensive (loss) income for the quarters and nine months ended September 30, 2003 and 2002:

                                                            Quarter ended                  Nine months ended
                                                    ----------------------------      ----------------------------
                                                    September 30,  September 30,      September 30,  September 30,
   (in thousands)                                        2003           2002               2003          2002
   --------------                                   -------------  -------------      -------------  -------------
Net (loss) income                                      $(3,726)        $5,637            $ 5,574        $18,671
Foreign currency translation adjustment                    914          2,572              7,702          3,774
                                                       -------         ------            -------        -------
Comprehensive (loss) income                            $(2,812)        $8,209            $13,276        $22,445
                                                       =======         ======            =======        =======

5. The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar services through branch or representative offices located in 66 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before special charge/credit, net corporate interest, and income taxes.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial information for the quarters and nine months ended September 30, 2003 and 2002 covering the Company's reportable segments is presented below:

                                                            Quarter ended                  Nine months ended
                                                    ----------------------------      ----------------------------
                                                    September 30,  September 30,      September 30,  September 30,
   (in thousands)                                        2003           2002               2003          2002
   --------------                                   -------------  -------------      -------------  -------------
REVENUES:
   U.S.                                               $117,653       $ 128,795           $354,584      $387,074
   International                                        54,581          47,117            161,218       138,594
                                                      --------       ---------           --------      --------
     TOTAL REVENUES BEFORE
     REIMBURSEMENTS                                   $172,234       $ 175,912           $515,802      $525,668
                                                      ========       =========           ========      ========

OPERATING EARNINGS:
   U.S.                                               $  6,638       $   9,237           $ 20,818      $ 21,420
   International                                         1,480             872              4,380         5,502
                                                      --------       ---------           --------      --------
        TOTAL OPERATING EARNINGS                      $  8,118       $  10,109           $ 25,198      $ 26,922
                                                      ========       =========           ========      ========

6. During the quarter and nine months ended September 30, 2003, the Company made additional payments of $130,000 and $296,000, respectively, to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made through April of 2005. Also during the quarter ended September 30, 2003, the Company acquired 51% of the net assets of Robco Claims Management Pty Ltd., a New Guinea company, for $116,000, net of cash acquired. There are no contingent payments associated with this acquisition.

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.1 million through 2008, as follows:

2003            2004           2005         2006          2007           2008
----            ----           ----         ----          ----           ----
$  0          $323,000       $284,000       $  0          $  0        $2,500,000

8. Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation 46), requires the primary beneficiary of a variable interest entity (VIE) to include the assets, liabilities, and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated VIEs in which we hold a significant variable interest. The provisions of Interpretation 46 were effective immediately for any interests in VIEs acquired after January 31, 2003. In October 2003, the Financial Standards Accounting Board deferred the effective date of Interpretation 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003. This Interpretation is not expected to have a significant effect on our consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net (loss) income was $(3.7) million and $5.6 million for the quarters ended September 30, 2003 and 2002, respectively, and $5.6 million and $18.7 million for the nine months ended September 30, 2003 and 2002, respectively. For the quarter and nine months ended September 30, 2003, consolidated net loss includes an after-tax charge of $8.0 million under an agreement reached with the Department of Justice to resolve the investigation of our billing practices. Consolidated net income for the 2002 nine-month period includes a payment received in the 2002 first quarter from a former vendor in full settlement of a business dispute of $3.8 million, net of related income tax expense. There were no such payments received in 2003.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before special charge/credit, net corporate interest, and taxes) during the quarter and nine months ended September 30, 2003, totaled $8.1 million and $25.2 million, respectively, compared with $10.1 million and $26.9 million in the comparable 2002 periods. Following is a reconciliation of consolidated net (loss) income to operating earnings for the quarters and nine months ended September 30, 2003 and 2002 and the related margins as a percentage of revenues before reimbursements:

                                      Quarter ended                             Nine months ended
                          --------------------------------------      --------------------------------------
                          September    %       September    %         September    %      September     %
    (in thousands)        30, 2003   Margin    30, 2002   Margin      30, 2003   Margin   30, 2002    Margin
----------------------    --------------------------------------      --------------------------------------
Net (loss) income         $ (3,726)   (2.2)%   $   5,637    3.2%      $   5,574    1.1%   $  18,671    3.5%
Add/(deduct):
 Special charge/credit       8,000     4.7             -      -           8,000    1.6       (6,000)  (1.1)
 Net corporate interest      1,397     0.8         1,246    0.7           3,855    0.7        3,565    0.7
 Income taxes                2,447     1.4         3,226    1.8           7,769    1.5       10,686    2.0
                          --------    ----     ---------    ---       ---------    ---    ---------   ----
Operating earnings        $  8,118     4.7%    $  10,109    5.7%      $  25,198    4.9%   $  26,922    5.1%
                          ========    ====     =========    ===       =========    ===    =========   ====

The following is a discussion and analysis of the consolidated financial condition and results of operations of our two reportable segments: U.S. operations and international operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. Revenue amounts discussed exclude reimbursements for out-of-pocket expenses. Expense amounts discussed exclude the special charge/credit, net corporate interest, and income taxes.

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

RESULTS OF OPERATIONS

Operating results for our U.S. and international operations for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                               Quarter ended                 Nine months ended
                                               -------------                 -----------------
                                       September 30,   September 30,   September 30,   September 30,
          (in thousands)                   2003            2002            2003           2002
----------------------------------------------------------------------------------------------------
REVENUES BEFORE REIMBURSEMENTS:
 U.S.                                    $ 117,653       $ 128,795       $ 354,584       $ 387,074
 International                              54,581          47,117         161,218         138,594
                                         ---------       ---------       ---------       ---------
     TOTAL                               $ 172,234       $ 175,912       $ 515,802       $ 525,668

COMPENSATION & FRINGE BENEFITS:
 U.S.                                    $  71,725       $  79,983       $ 221,371       $ 246,343
 % of Revenues                                61.0%           62.1%           62.4%           63.7%
 International                              39,078          32,966         112,895          95,973
 % of Revenues                                71.6%           69.9%           70.0%           69.2%
                                         ---------       ---------       ---------       ---------
     TOTAL                               $ 110,803       $ 112,949       $ 334,266       $ 342,316
     % of Revenues                            64.3%           64.3%           64.8%           65.1%

EXPENSES OTHER THAN REIMBURSEMENTS,
COMPENSATION & FRINGE BENEFITS:
 U.S.                                    $  39,290       $  39,575       $ 112,395       $ 119,311
 % of Revenues                                33.4%           30.7%           31.7%           30.8%
 International                              14,023          13,279          43,943          37,119
 % of Revenues                                25.7%           28.2%           27.3%           26.8%
                                         ---------       ---------       ---------       ---------
     TOTAL                               $  53,313       $  52,854       $ 156,338       $ 156,430
     % of Revenues                            31.0%           30.0%           30.3%           29.8%
                                         ---------       ---------       ---------       ---------

OPERATING INCOME (1):
 U.S.                                    $   6,638       $   9,237       $  20,818       $  21,420
 % of Revenues                                 5.6%            7.2%            5.9%            5.5%
 International                               1,480             872           4,380           5,502
 % of Revenues                                 2.7%            1.9%            2.7%            4.0%
                                         ---------       ---------       ---------       ---------
     TOTAL                               $   8,118       $  10,109       $  25,198       $  26,922
     % of Revenues                             4.7%            5.7%            4.9%            5.1%

(1) Earnings before special charge/credit, net corporate interest, and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                           Quarter ended                           Nine months ended
                              ---------------------------------------   ---------------------------------------
                              September 30,  September 30,              September 30,   September 30,
   (in thousands)                 2003            2002       Variance        2003           2002       Variance
---------------------------------------------------------------------------------------------------------------
Insurance companies             $ 56,834       $ 65,673       (13.5%)     $177,659        $198,692      (10.6%)
Self-insured entities             40,875         47,379       (13.7%)      125,417         146,855      (14.6%)
Class action services             19,944         15,743        26.7%        51,508          41,527       24.0%
                                --------       --------                   --------        --------
     TOTAL U.S. REVENUES
     BEFORE REIMBURSEMENTS      $117,653       $128,795        (8.7%)     $354,584        $387,074       (8.4%)
                                ========       ========                   ========        ========

Revenues from insurance companies decreased 13.5% to $56.8 million for the 2003 third quarter, reflecting a continued softening in the Company's U.S. insurance company referrals for high-frequency, low-severity claims. Lower medical bill auditing revenues associated with the previously reported non-renewal of a contract with a major domestic insurer contributed $2.1 million of this decline. In addition, lower revenues from the winding down of two projects associated with mold-related claims and reopened Northridge earthquake claims accounted for $2.0 million of the decline. Revenues from self-insured clients decreased 13.7% to $40.9 million in the quarter, due primarily to a decline in workers' compensation claim referrals. Class action revenues increased 26.7% to $19.9 million in the current quarter, due to the commencement of work on a new class action settlement in the quarter.

Case Volume Analysis

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 14.0% in the third quarter of 2003 compared to the same period in 2002. This decrease was partially offset by a 2.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 12.0% decrease in U.S. revenues in the third quarter of 2003, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 3.3% in the 2003 third quarter compared to the prior year period.

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, decreased 14.0% in the first nine months of 2003 compared to the 2002 period. This decrease was partially offset by a 3.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 11.0% decrease in U.S. revenues for the first nine months of 2003, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 2.6% in the nine months ended September 30, 2003, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarters and nine months ended September 30, 2003 and 2002 is as follows:

                                          Quarter ended                           Nine months ended
                              --------------------------------------   ----------------------------------------
                              September 30,  September 30,             September 30,   September 30,
      (whole numbers)             2003            2002      Variance        2003           2002        Variance
---------------------------------------------------------------------------------------------------------------
Casualty                          52,987        58,835        (9.9%)      160,083         172,238        (7.1%)
Property                          62,329        55,628        12.0%       179,215         165,941         8.0%
Vehicle                           43,318        62,293       (30.5%)      143,399         197,712       (27.5%)
Workers' Compensation             45,980        60,291       (23.7%)      140,327         178,444       (21.4%)
Other                              4,773         6,371       (25.1%)       15,405          28,018       (45.0%)
                                 -------       -------                    -------         -------
  TOTAL U.S. CASES RECEIVED      209,387       243,418       (14.0%)      638,429         742,353       (14.0%)
                                 =======       =======                    =======         =======

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

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues decreased to 61.0% in the third quarter of 2003 as compared to 62.1% in the 2002 quarter, and to 62.4% for the nine months ended September 30, 2003 as compared to 63.7% in the 2002 period. In response to the ongoing decline in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by nearly 14% as compared to employment levels through the 2002 third quarter. There were an average of 4,602 full-time equivalent employees in the first nine months of 2003, compared to an average of 5,338 in the 2002 period.

U.S. salaries and wages decreased to $58.1 million and $178.9 million for the quarter and nine months ended September 30, 2003, respectively, decreasing 11.8% and 10.6%, from $65.9 million and $200.2 million in the comparable 2002 periods. Payroll taxes and fringe benefits for U.S. operations totaled $13.6 million and $42.5 million in the third quarter and first nine months of 2003, respectively, decreasing 3.5% and 7.8% from 2002 costs of $14.1 million and $46.1 million for the comparable periods. These decreases reflect the reduction in full-time equivalent employees during the current quarter and year-to-date period and are net of an increase in pension expense of $0.6 million and $1.7 million for the quarter and nine month period ended September 30, 2003, respectively.

Under Statement of Financial Accounting Standard 87, "Employers' Accounting for Pensions" (FAS 87), unrecognized gains and losses that exceed certain thresholds are included in pension expense and amortized over the average remaining service life of plan participants. As our U.S. defined benefit pension plan was frozen as of December 31, 2002, the amortization of previously unrecognized losses comprises substantially all of our pension expense related to this plan in 2003. The amortization of unrecognized losses totaled $5.9 million for the first nine months of 2003 compared to $2.7 million for the 2002 period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 33.4% of revenues for the quarter ended September 30, 2003, up from 30.7% for the same period in 2002. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits approximated 31.7% of revenues for the nine month period ended September 30, 2003 as compared to 30.8% in the 2002 period. These increases reflect higher professional fees associated with growth in class action services revenues in the 2003 third quarter and year-to-date period.

REIMBURSEMENTS

Reimbursements in our U.S. operations decreased to $3.4 million and $10.7 million for the quarter and nine months ended September 30, 2003, respectively, from $5.7 million and $14.6 million in the comparable 2002 period, reflecting the decline in case volume during 2003.

INTERNATIONAL OPERATIONS

REVENUES

Revenues before reimbursements from our international operations increased 15.8%, from $47.1 million in the third quarter of 2002 to $54.6 million in the 2003 third quarter. Revenues before reimbursements for the first nine months of 2003 totaled $161.2 million, a 16.3% increase from $138.6 million reported in the first nine months of 2002. Excluding the impact of acquisitions, international unit volume, measured principally by cases received, increased 2.2% and decreased 0.3% in the current quarter and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Our third quarter 2002 acquisition of the loss adjusting business of Robertson and Company in Australia increased international revenues by 5.9% and 5.6% for the quarter and nine months ended September 30, 2003, respectively. Revenues reflect a 12.8% and 11.3% increase during the quarter and nine months ended September 30, 2003, respectively, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

Excluding the impact of acquisitions, international unit volume by region for the quarters and nine months ended September 30, 2003 and 2002 was as follows:

                                      Quarter ended                            Nine months ended
                         --------------------------------------   ---------------------------------------
                         September 30,  September 30,             September 30,   September 30,
   (whole numbers)            2003           2002      Variance       2003            2002       Variance
---------------------------------------------------------------------------------------------------------
United Kingdom               24,675        21,733        13.5%       70,263          66,433         5.8%
Americas                     29,373        33,625       (12.6%)      87,200          97,994       (11.0%)
CEMEA                        22,715        19,579        16.0%       61,775          54,972        12.4%
Asia/Pacific                  6,628         6,635        (0.1%)      17,031          17,696        (3.8%)
                             ------        ------                   -------         -------
  TOTAL INTERNATIONAL
  CASES RECEIVED             83,391        81,572         2.2%      236,269         237,095        (0.3%)
                             ======        ======                   =======         =======

The increase in the United Kingdom (U.K.) is primarily due to take-over claims associated with a recent client agreement. The decrease in the Americas is due to the receipt of approximately 18,000 product liability claims in Canada during the 2002 second and third quarters. There was no such large intake of claims in the 2003 period. The increase in Continental Europe, Middle East, & Africa ("CEMEA") is largely due to an increase in small loss claims in South Africa. The decrease in Asia/Pacific is primarily due to the general economic downturn in the region due in part to the SARS epidemic.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 71.6% for the quarter ended September 30, 2003 from 69.9% for the same period in 2002, primarily due to an increase in capacity in our U.K. and Canadian operating units. This capacity is the result of an anticipated increase in claim volumes from recent client agreements and should decline as claims under these agreements are referred to us. For the nine-month period, compensation, payroll taxes and fringe benefits increased slightly as a percentage of revenues to 70.0% in 2003 from 69.2% in 2002. There were an average of 3,123 full-time equivalent employees in the first nine months of 2003 (including approximately 110 full-time equivalent employees added by our third quarter 2002 acquisition in Australia), compared to an average of 2,976 in the 2002 period.

Salaries and wages of international personnel increased to $33.0 million for the quarter ended September 30, 2003, from $28.6 million in the comparable 2002 period. For the nine-month period, salaries and wages increased to $95.4 million in 2003 from $82.6 million in 2002. Payroll taxes and fringe benefits for international operations totaled $6.1 million and $17.5 million for the quarter and nine months ended September 30, 2003, respectively, compared to $4.4 million and $13.4 million for the same periods in 2002. The increases in these costs reflect the effect of a weak U.S. dollar, primarily as compared to the British pound and the euro, as well as the third quarter 2002 acquisition in Australia.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 25.7% and 27.3% of international revenues for the quarter and nine months ended September 30, 2003, respectively, compared to 28.2% and 26.8% for the same period in 2002. The improvement in the 2003 third quarter relates to lower bad debt expense and an insurance recovery in the quarter.

REIMBURSEMENTS

Reimbursements in our international operations increased to $8.4 million and $21.1 million for the quarter and nine months ended September 30, 2003, respectively, from $4.7 million and $13.4 million in the comparable 2002 period. This increase is due to the effect of a weak U.S. dollar, primarily as compared to the British pound and the euro and an increase in the use of outside experts to handle various flood claims in CEMEA, typhoon related claims in Asia, and a recent project in Canada which requires the extensive use of outside experts.

SPECIAL CHARGE/CREDIT, NET CORPORATE INTEREST, AND INCOME TAXES

During the 2003 third quarter, we recorded an after-tax $8.0 million charge, or $0.17 per share, in connection with the settlement of a Department of Justice investigation. See the Legal Proceedings section below for further discussion.

During the 2002 first quarter, we received a cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This special credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

Net corporate interest increased to $1.4 million and $3.9 million for the quarter and nine months ended September 30, 2003, respectively, from $1.2 million and $3.6 million in the comparable 2002 periods, reflecting an increase in total borrowings during 2003.

Our effective tax rate was 36.4% of pretax income for the quarter and nine months ended September 30, 2003 and 2002, after adjustment for the special charge in the 2003 third quarter. Taxes on income totaled $2.4 million and $7.8 million for the quarter and nine months ended September 30, 2003, respectively, as compared to $3.2 million and $10.7 million for the comparable 2002 periods.

FINANCIAL CONDITION

At September 30, 2003, current assets exceeded current liabilities by approximately $116.2 million, a decrease of $7.6 million from the working capital balance at December 31, 2002. Cash and cash equivalents at September 30, 2003 totaled $36.3 million, an increase of $5.2 million from the balance at December 31, 2002. Cash was generated primarily from operating activities and short-term borrowings, while the principal uses of cash were for pension plan funding, investments in computer software, dividends paid to shareholders, acquisitions of property and equipment, and payments on short-term borrowings and long-term debt. During the 2003 third quarter, we funded our frozen U.S. defined benefit pension plan by making a $10.0 million contribution. Cash dividends to shareholders approximated 64.5% of net income (before special charge/credit) in the first nine months of 2003, compared to 111.1% for the same period in 2002. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first nine months of 2003, we did not repurchase any Class A or Class B Common Stock. As of September 30, 2003, 705,863 shares are eligible to be repurchased under the share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Short-term borrowings outstanding as of September 30, 2003 totaled $35.2 million, increasing from $30.0 million at December 31, 2002. Long-term borrowings outstanding, excluding current installments, as of September 30, 2003 totaled $51.8 million compared to $50.0 million at December 31, 2002. Please refer to the New Financing discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at September 30, 2003 was $164.4 million, compared with $159.4 million at December 31, 2002. This increase is due to foreign currency translation adjustments during the first nine months of 2003.

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

Our wholly-owned subsidiary, Crawford Healthcare Management of Norfolk and Baltimore, Inc. ("CHM"), has signed an agreement with the Department of Justice ("DOJ") to resolve our criminal liability and that of CHM relating to the DOJ's investigation of our billing practices in our claims management and healthcare management services divisions. This agreement would end the criminal investigation of our billing practices and that of CHM.

CHM is a newly formed subsidiary which owns the assets and operations of our two former healthcare management services offices located in Norfolk, Virginia and Baltimore, Maryland. CHM has agreed to plead guilty to a single count of mail fraud based on a September 21, 1995 mailing of a client invoice in Virginia. The criminal charge covers a period of time ending in 1999. Under the terms of the plea agreement, CHM will pay a fine of $8.0 million. As a result, we recorded an after-tax charge of $8.0 million, or $0.17 per share, in the 2003 third quarter.

The agreement between CHM and the DOJ is subject to approval by a federal district judge in Norfolk, Virginia.

INSURANCE RENEWAL

We negotiated the renewal of our various insurance coverages effective June 2003. Our insurance premiums have increased from their current level and we are subject to higher self-insured retentions for certain coverages.

NEW FINANCING

In October 2003, we closed a three-year $70.0 million revolving credit facility and issued $50.0 million in seven-year 6.08% senior notes. Debt proceeds will be used to repay existing indebtedness and fund working capital requirements. Banks participating in the revolving credit agreement include SunTrust Bank, Bank of America, and Citibank. The senior notes were purchased by Prudential Capital Group, an institutional investment management business of Prudential Financial, Inc., in a private placement.

OUTSOURCING ARRANGEMENT

We have contracted with a large U.S. personal lines insurer to provide a customized claims handling program. This agreement will generate annual revenues of approximately $5.0 million beginning in the 2003 fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments during the 2003 third quarter or nine months ended September 30, 2003.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 31.3% and 26.4% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of September 30, 2003 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $294,000 during the first nine months of 2003, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At September 30, 2003, we had $35.2 million in short-term loans outstanding with an average variable interest rate of 4.8%. If the average interest rate were to change by 1%, the impact to pretax income for the nine months ended September 30, 2003 would be approximately $264,000.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the September 30th measurement date we use to value these obligations under FAS 87. As of December 31, 2002, a 1% change in interest rates used to discount the projected benefit obligation of our frozen U.S. defined benefit pension plan would have changed that obligation by approximately $43.4 million.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements, referred to above, for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CRAWFORD & COMPANY as of December 31, 2002, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ Ernst & Young LLP

Atlanta, Georgia
November 4, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our wholly-owned subsidiary, Crawford Healthcare Management of Norfolk and Baltimore, Inc. ("CHM"), has signed an agreement with the Department of Justice ("DOJ") to resolve our criminal liability and that of CHM relating to the DOJ's investigation of our billing practices in our claims management and healthcare management services divisions. This agreement would end the criminal investigation of our billing practices and that of CHM.

CHM is a newly formed subsidiary which owns the assets and operations of our two former healthcare management services offices located in Norfolk, Virginia and Baltimore, Maryland. CHM has agreed to plead guilty to a single count of mail fraud based on a September 21, 1995 mailing of a client invoice in Virginia. The criminal charge covers a period of time ending in 1999. Under the terms of the plea agreement, CHM will pay a fine of $8.0 million. As a result, we recorded an after-tax charge of $8.0 million in the 2003 third quarter.

The agreement between CHM and the DOJ is subject to approval by a federal district judge in Norfolk, Virginia.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                  10.1     Amendment to the Supplemental Executive Retirement
                           Plan

                  10.2     Amendment to the Deferred Compensation Plan

                  15.1     Letter from Ernst & Young

                  31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                  (b) Reports on Form 8-K:

                  Current Report on Form 8-K dated July 21, 2003 containing a copy of the Registrant's press release dated July 21, 2003 titled "Crawford Reports 24% Increase in Second Quarter Net Income."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAWFORD & COMPANY
                                            (Registrant)

Date: November 4, 2003                      /s/ Grover L. Davis
                                            ----------------------------------
                                            Grover L. Davis
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 4, 2003                      /s/ John F. Giblin
                                            ----------------------------------
                                            John F. Giblin
                                            Executive Vice President - Finance
                                            (Principal Financial Officer)

Date: November 4, 2003                      /s/ W. Bruce Swain
                                            ----------------------------------
                                            W. Bruce Swain
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                         Description                             Sequential Page No.
   10.1        Amendment to the Supplemental Executive Retirement
               Plan                                                                 26

   10.2        Amendment to the Deferred Compensation Plan                          36

   15.1        Letter from Ernst & Young LLP                                        57

   31.1        Certification of principal executive officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                        58

   31.2        Certification of principal financial officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002                     59

   32.1        Certification of principal executive officer pursuant
               to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                        60

   32.2        Certification of principal financial officer pursuant
               to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002                        61