Form 10-K
period 2003-12-31
CRAWFORD & CO
filed 2004-03-12
CIK 25475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                      58-0506554
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

5620 Glenridge Dr., N.E., Atlanta, Georgia                     30342
------------------------------------------         -----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                         Name of each exchange on which registered
          -------------------                         -----------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by nonaffiliates* of the Registrant was $88,348,060 as of June 30, 2003, based upon the closing price as reported on NYSE on such date.

*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 10, 2004, was:


           Class A Common Stock - $1.00 Par Value - 24,026,903 Shares Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference:

(1) Annual Report to Shareholders for the Year Ended December 31, 2003, Part II
- Items 5, 6, 7, 7A and 8; Part IV - Item 15, and

(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, Part III -Items 10, 11, 12, 13, and 14.

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

DESCRIPTION OF SERVICES

The percentages of consolidated revenues before reimbursements, derived from the Registrant's United States and international operations are shown in the following schedule:


                                                           Years Ended December 31,
                                                    --------------------------------------
                                                       2003          2002          2001
                                                    ----------    ----------    ----------

         U.S. Operations                                  68.3%         72.7%         73.7%
         International Operations                         31.7%         27.3%         26.3%
                                                    ----------    ----------    ----------
                                                         100.0%        100.0%        100.0%
                                                    ==========    ==========    ==========

U.S. OPERATIONS. Claims management services are provided by the Registrant in the U. S. to three different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides, primarily the field investigation and evaluation of property and casualty insurance claims. The Registrant services clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a more complete range of services. In addition to the field investigation and evaluation of their claims, the Registrant may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Registrant also performs administrative services for class actions settlements, including those settlements for product liability, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds.

The major elements of U.S. claims management services (which include the limited services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are:

         o Initial Loss Reporting - the Registrant's XPressLink(SM) service provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

         o Investigation - the development of information necessary to determine the cause and origin of loss.

         o Evaluation - the determination of the extent and value of damage incurred and the coverage, liability, and compensability relating to the parties involved.

         o Disposition - the resolution of the claim, whether by negotiation and settlement, by denial, or by other means as to a claimant or an insured.

         o Subrogation - the negotiation with, and recovering funds from, third parties or insurers responsible for the loss.

Expanded services provided primarily, but not exclusively, to the Registrant's self-insured clients include:

         o Information Services - through the Registrant's information system, SISDAT(SM), it provides reports of detailed claims information of both a statistical and financial nature to self-insured entities and insurance companies.

         o Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.

         o Auditing Services - the Registrant's medical and hospital bill audit programs assist clients in controlling medical costs associated with workers' compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states. The Registrant also provides a preferred provider organization through an affiliation with the First Health Group.

         o Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed to both control the cost and enhance the efficient delivery of medical benefits, include early medical intervention, triage, assessment, case management, PPO channeling, and medical bill review.

         o Vocational Services - provides vocational evaluation in order to assess an injured employee's potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. Vocational, medical and employment consultants assist in the re-employment and preparation of injured individuals to return to work.

         o Medical Case Management Services - are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person's physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to insure that such treatment is appropriate and necessary in the circumstances.

         o Long-Term Care - offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight to local quality care needs and are offered primarily to senior citizens and their children, attorneys, and trust officers.

The claims administration services described above are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

         o Automobile - relates to all types of losses involving use of the automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

         o Property - relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

         o Workers' Compensation - relates to claims arising under state and federal workers' compensation laws.

         o Public Liability - relates to a wide range of non-automobile liability claims such as product liability; owners', landlords' and tenants' liabilities; and comprehensive general liability.

         o Catastrophe - covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.

         o Surveillance and Forensic Investigation - provides discrete surveillance operations to confirm suspicious claims and forensic cause and origin investigations.

The major elements of class action services are as follows:

         o        Administration - provided by The Garden City Group, Inc.
                  ("GCG"), a wholly owned subsidiary of the Registrant, acquired by the Registrant in January 1999. GCG handles the administrative functions related to securities, product liability and other class action settlements, including qualifying class members, dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

         o Inspection - the determination of the extent and value of damage incurred, liability, and compensability primarily related to product liability class action settlements.


ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

         o Risk Sciences Group, Inc. ("RSG"), a wholly owned subsidiary of the Registrant, is a software applications and consulting firm. RSG provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, including SISDAT(SM), and has developed the SIGMA ENCORE(SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

         o The PRISM Network, Inc., a wholly owned subsidiary of the Registrant acquired in August 1999, contracts with a network of contractors ("Contractor Connection(SM)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under homeowner policies.

         o Education Services are provided by Crawford University, an internal program that provides education for professionals engaged in service delivery for all lines of business to assure consistent quality in the Registrant's work products. In addition, the University provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford University education programs and access the Crawford University continuing education curriculum in a variety of risk management subjects.

INTERNATIONAL OPERATIONS. Substantially all of the Registrant's international revenues are derived from the insurance company market where the Registrant provides field investigation and evaluation of property and casualty insurance claims. The Registrant divides its operations outside the United States into four geographic regions: the Americas (excluding the U.S.); the United Kingdom; Continental Europe, which also includes the Middle East and Africa; and Asia/Pacific, which includes Australia. The major elements of international claims management services are substantially the same as those provided by the Registrant to its U. S. property and casualty insurance company clients. The major services offered by the Registrant through its international operations are provided to clients for a variety of different referral assignments which are generally classified as to the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

         o Property and Casualty - provides loss adjusting services for property, general liability, professional indemnity for directors and officers, product liability and medical malpractice.

         o Oil, Energy & Engineering - provides loss adjusting for oil, gas, petrochemicals, other energy risks, utilities and mining industries, as well as marine and off-shore risks.

         o Environmental Pollution - provides cost-containment and claims management services with respect to environmental related losses.

         o Construction - provides loss adjusting services under contractors' all risk, engineering all risk, and contractors' liability coverages. Additionally, evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

         o Catastrophe - organizes major loss teams to provide claims management and cost containment services through proprietary information systems.

         o Class Action Administration - handles the administrative functions related to product liability and other class action settlements, including qualifying class members, dispersing payments, and administering the settlement funds.

         o Marine - provides loss adjusting services for freight carriers' liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

         o Specie and Fine Art - provides loss adjusting services under fine art dealers' block and jewelry and furriers' block policies.

         o Entertainment Industry - provides a broad range of loss adjusting services for television, commercial and educational film production, and theater and live events.

         o Aviation - manages salvage removal and sale, and provides loss adjusting services for hull related risks, as well as cargo and legal liability, hangar and airport owners'/operators' liability policies.

         o Banking, Financial and Political Risks - performs loss adjusting functions under bankers' blanket bond, political risk, and financial contingency policies.

         o Livestock - performs loss adjusting on bloodstock, and liability/equestrian activity.

         o Security Consultancy - performs loss prevention and bank surveys and adjusts cash-in-transit losses.

         o Reinsurance - provides external audits, portfolio analyses, and management and marketing research. Additionally provides underwriting review, cash control and management of discontinued operations.

         o Medical and Vocational Case Management Services - provides specialized return to work and expert testimony services in the employer liability and auto liability markets.

Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2003, 2002, and 2001 consolidated financial statements reflect the non-North American financial position as of October 31, 2003, 2002, and 2001, respectively, and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 2003, 2002, and 2001, respectively.

SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the U. S. and approximately 300 offices in 66 countries throughout the rest of the world.

                   COMPETITION, EMPLOYMENT AND OTHER FACTORS

The claims services markets, both in the U. S. and internationally, are highly competitive and are composed of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal those of the Registrant.

The majority of property and casualty insurance companies maintain their own staffs of salaried adjusters, with field adjusters located in those areas in which the volume of claims justifies maintaining a salaried staff. An insurance company's decision to retain an independent adjusting firm and the selection of a particular firm typically depends on a number of factors, including geographic location, complexity of the underlying claim, the firm's reputation and financial strength, and the in-house capacity of the insurance company. These companies utilize independent adjusters to service claims when the volume of claims exceeds the capacity of their staffs, when claims arise in areas not serviced by staff adjusters, and when claims require specialized knowledge to handle. The volume of property claim assignments referred to the Registrant fluctuates in part depending on the occurrence of severe weather and environmental disasters. The Registrant tries to mitigate this risk through the geographic spread of its operations and through the development and marketing of services which are not affected by weather related events.

The U.S. insurance industry generally uses internal adjusting personnel to make automobile and smaller property damage claims adjustments by telephone and may assign the limited function of appraising physical damage to outside adjusting companies, such as the Registrant. The Registrant believes that such limited assignments from automobile and property insurers may continue, reflecting a perception by insurance companies that they can reduce adjusting expenses in amounts greater than the higher losses associated with telephone adjusting. In certain instances, however, insurers have attempted to reduce the fixed cost of their claims departments by increasing outside assignments to independent firms such as the Registrant.

     During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This results in a reduction in industry-wide claims volumes, which reduces claim referrals to the Registrant unless the Registrant can offset the decline in claim referrals with growth in its market share. During hard insurance markets, corporate risk management personnel have become more aware of alternative methods of financing losses (alternative risk programs), creating a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental entities which give the Registrant certain opportunities in the self-insured market. These alternative risk programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, and may permit certain risk management services to be provided to the client by service companies independent of the insurance company or broker. In addition to providing full claims administration services for such clients, the Registrant generally provides statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by the Registrant and the fee to be paid for its services (generally a fixed rate per assignment within the various risk classifications). These alternative risk programs are sensitive to changes in premiums charged for full coverage insurance.

In softer insurance markets, where insurance premium and deductible levels are generally in decline, as were experienced during the 1990's, industry-wide claim volumes generally increase, which should increase claim referrals to the Registrant. However, during soft insurance markets, alternative risk programs tend to be less attractive to potential clients and are replaced by full traditional insurance and, accordingly, reduce the number of alternative risk programs in which the Registrant can participate.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally.
Many of these smaller firms have rate structures that are lower than the Registrant's, but do not offer the broad spectrum of claims management services which the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offering, broader scope of services, and its large number of geographically dispersed offices provide it with a competitive advantage in securing business from U. S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.

At December 31, 2003, the total number of full-time equivalent employees was 7,663 compared with 8,269 at December 31, 2002. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

o Changes in general economic conditions in the Registrant's major geographic markets, which include the U.S., U.K., and Canada, as well as, to a lesser extent, the other areas throughout the world in which the Registrant does business;

o        Occurrences of weather-related, natural and man-made disasters;

o Changes in overall employment levels and associated injury rates in the U.S.;

o Changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

o Decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with the Registrant's business;

o Continued growth in product liability and securities class actions and the possibility that legislation may curtail or limit that growth;

o The ability to identify new revenue sources not directly tied to the insurance underwriting cycle.

o The growth of alternative risk programs and the use of independent third party administrators such as the Registrant, as opposed to administrators affiliated with brokers or insurance carriers;

o Ability to develop or acquire information technology resources to support and grow the Registrant's business;

o        The ability to recruit, train, and retain qualified personnel;

o The renewal of existing major contracts with clients and the Registrant's ability to obtain such renewals and new contracts on satisfactory financial terms and the credit worthiness of its major clients;

o Changes in accounting principles or application of such principles to the Registrant's business;

         General risks associated with doing business outside the U. S., including without limitation, restrictions on foreign-owned or controlled entities conducting loss adjusting activities in those jurisdictions, exchange rate fluctuations and currency restrictions;

o        The outcome of the federal investigation discussed under "ITEM 3.
         LEGAL PROCEEDINGS" below; and

o Any other factors referenced or incorporated by reference in this report and any other publicly filed report.

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

The Registrant's Corporate Governance Guidelines, Committee Charters, and Code of Business Conduct are available on its website at www.crawfordandcompany.com and are available without charge in print to any shareholder who makes a request by writing to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.


ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. The Registrant also owns its Canadian home office facility located in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2003, the Registrant leased approximately 569 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements.


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

The Registrant has received two related federal grand jury subpoenas which the Registrant understands have been issued as part of a possible conflicts of interest investigation involving a public entity client of the Registrant's Melville, New York Office for Risk Management Services and Healthcare Management. The Registrant has responded to one of these subpoenas and is currently responding to the other. These subpoenas do not relate to the billing practices of the Registrant. The Registrant cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Registrant's financial condition, results of operations, or cash flows including the effect, if any, on the Registrant's contract with the client. Although the loss of revenues from this client would not be material to the Registrant's financial condition, results of operations, or cash flows, the investigation could result in the imposition of civil, administrative or criminal fines or sanctions.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, under the caption "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations", and "Report of Ernst & Young LLP, Independent Auditors", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 23, 2002, the Registrant determined not to renew the engagement of its independent auditors, Arthur Andersen LLP ("Andersen"), and appointed Ernst & Young LLP ("Ernst & Young") as its new independent auditors, effective immediately. This determination followed the Registrant's decision to seek proposals from independent auditors to audit the Registrant's financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain Ernst & Young was approved by Registrant's Board of Directors upon the recommendation of its Audit Committee.

Andersen's reports on the Registrant's consolidated financial statements for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant's December 31, 2003 fiscal year in which Andersen was engaged as independent auditor, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Registrant's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

As required by SEC rules, the Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Registrant's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Registrant's disclosure controls and procedures are effective. There were no significant changes to its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is included under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, and is incorporated herein by reference.

         EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

     Name                                       Office                                                           Age
     ----                                       ------                                                           ---
G. L. Davis                 Chairman, President and Chief Executive Officer                                      52

J. T. Bowman                President - Crawford & Company International, Inc.                                   50

J. F. Giblin                Executive Vice President - Finance                                                   47

M. G. Long                  Executive Vice President - Claims Management Services                                64

Victoria Holland            Executive Vice President - Healthcare Management Services                            59

A. L. Sanchez               Executive Vice President - Risk Management Services                                  43

H. L. Rogers                Executive Vice President - Business Solutions Group                                  47

P. J. Rescigno              Vice President - General Counsel & Corporate Secretary                               46

W. L. Beach                 Senior Vice President - Human Resources                                              59

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

Mr. Bowman was appointed to his present position effective April 1, 2001. From August 1997 to July, 1999 he was Vice President, Regional Managing Director - Americas and from August 1999 to April 1, 2001 he was Senior Vice President, Regional Managing Director - Americas.

Mr. Giblin has been with the Registrant for more than five years, serving as Controller until his appointment to his present position in June 1998.

Mr. Long was appointed to his present position with the Registrant on April 16, 2003. Prior to April 16, 2003 and from June 1, 2001 he was Vice President - Regional Manager in charge of Claims Management offices in the Registrant's Southern Region. Mr. Long had previously retired from the Company in November of 1998 after serving as Manager of the Registrant's New Orleans, Louisiana branch office since 1988. During the period from April 1999 and June 1, 2001 he served as a consultant and quality control manager for the Registrant.

Ms. Holland was appointed to her present position with the Registrant on July 27, 1999. From August 1, 1997 to July 27, 1999, she was a Senior Vice President in the Healthcare Management Services product line.

Ms. Sanchez was appointed to her present position with the Registrant on November 19, 2003. Prior to that time and from March 3, 2003 she was Vice President - National Sales Manager for the Registrant's Risk Management Services product line. For more than five years prior to March, 2003 she was employed by The Hartford Insurance Company as Vice President and then Senior Vice President
- Business and Product Development.

Mr. Rogers was appointed to the position of Executive Vice President - Business Solutions Group on April 16, 2003, a position he held until January 5, 2004. Prior to April 16, 2003 and from May 1, 2002 he was Executive Vice President - Claims Management Services. Prior to May 1, 2002 and from April 15, 2001 he was Executive Vice President - Business Solutions Group. From July 27, 1999 to April, 2001 he was Executive Vice President - Property & Catastrophe Services and from November 1998 he was Senior Vice President - Property & Catastrophe Services. From February 1, 1997 to November 1, 1998, he was a Vice President in Catastrophe Services operations.

Mr. Rescigno was appointed to his present position with the Registrant on August 1, 2003. Prior to that and from February 1, 2003 he was Assistant Vice President
- Assistant General Counsel and from January 16, 2003 he served as Corporate Secretary. From June 15, 2000 to February 1, 2003 he was the Registrant's Assistant General Counsel. Prior to June 15, 2000 and from January 1, 1998 he was Counsel for GAB Robins North America, Inc.

Mr. Beach has held his present position with the Registrant for more than five years.

Officers of the Registrant are appointed annually by the Board of Directors of the Registrant, except for Mr. Bowman, who is appointed by the Board of Directors of Crawford & Company International, Inc., a wholly owned subsidiary of the Registrant.

Registrant has adopted a Code of Business Conduct for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct is available at www.crawfordandcompany.com or without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is included under the captions "Executive Compensation and Other Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption "Fees Paid to Ernst & Young LLP" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, and is incorporated hereby by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Registrant's 2003 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2003 and 2002, the related Consolidated Statements of Income, Shareholders' Investment and Cash Flows for each of the three years in the period ended December 31, 2003, and the related reports of Ernst & Young LLP and Arthur Andersen LLP. These financial statements and the reports of Ernst & Young LLP and Arthur Andersen LLP are incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

                  -        Consolidated Balance Sheets as of December 31, 2003
                           and 2002

                  - Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

                  - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2003, 2002, and 2001

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

                  - Notes to Consolidated Financial Statements - December 31, 2003, 2002, and 2001

         2.       Financial Statement Schedule

                  - Schedule II - Valuation and Qualifying Accounts - Information required by this schedule is included on page 38 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

                           Schedules I and III through V have been omitted because they are not applicable.

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

10.1 *            Crawford & Company 1990 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31,
                  1992).

10.2 * Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Appendix A on page A-1 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2000).

10.3 *            Crawford & Company 1997 Non-Employee Director Stock Option
                  Plan (incorporated by reference to Appendix B on page B-1 of the Registrant's Proxy Statement for the Annual Meeting of
                  Shareholders held on April 22, 1997).

10.4 *            Amended and Restated Supplemental Executive Retirement Plan.

10.5 *            Crawford & Company 1996 Employee Stock Purchase Plan
                  (incorporated by reference to Appendix A on page A-1 of Registrant's Proxy Statement for the Annual Meeting of
                  Shareholders held on April 18, 1996).

10.6 *            Amended and Restated Crawford & Company Medical
                  Reimbursement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 *            Discretionary Allowance Plan (incorporated by reference to
                  Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8 *            Deferred Compensation Plan (As Amended and Restated as of
                  January 1, 2003) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9* Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).

13.1 The Registrant's Annual Report to Shareholders for the year ended December 31, 2003 (only those portions incorporated herein by reference).

14.1              Crawford & Company Code of Business Conduct.

21.1              Subsidiaries of Crawford & Company.

23.1              Consent of Ernst & Young LLP.

24.1-8            Powers of Attorney.

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Two reports on Form 8-K were filed by the Registrant during the last quarter of the year ended December 31, 2003.

                  (1)      On October 2, 2003 the Registrant filed a report on
                           Form 8-K regarding information that its wholly owned subsidiary, Crawford Healthcare Management of Norfolk and Baltimore, Inc., signed an agreement with the United States relating to an investigation by the Department of Justice.

                  (2)      On October 27, 2003 the Registrant filed a report on
                           Form 8-K reporting the Registrant's financial results of operation for the quarterly period ended September
                           30, 2003.

(c)               The Registrant has filed the Exhibits listed in Item 14(a)(3).

(d) Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly owned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CRAWFORD & COMPANY

Date     March  11, 2004                    By   /s/ Grover L. Davis
                                            ------------------------------------
                                            GROVER L. DAVIS., Chairman
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            NAME AND TITLE

Date     March  11,  2004                             /s/ Grover L. Davis
                                            ------------------------------------
                                            GROVER L. DAVIS, Chairman and Chief
                                            Executive Officer (Principal
                                            Executive Officer) and Director

Date     March  11, 2004                              /s/ J. F. Giblin
                                            ------------------------------------
                                            J. F. GIBLIN, Executive Vice
                                            President-Finance (Principal
                                            Financial Officer)

Date     March  11, 2004                              /s/ W. B. Swain
                                            ------------------------------------
                                            W. B. SWAIN, Senior Vice President
                                            and Controller (Principal Accounting
                                            Officer)

                                            NAME AND TITLE

Date     March  11, 2004                    *
                                            ------------------------------------
                                            J. HICKS LANIER, Director

Date     March  11, 2004                    *
                                            ------------------------------------
                                            CHARLES FLATHER, Director

Date     March  11, 2004                    *
                                            ------------------------------------
                                            LINDA K. CRAWFORD, Director


Date     March  11, 2004                    *
                                            ------------------------------------
                                            JESSE C. CRAWFORD, Director


Date     March  11, 2004                    *
                                            ------------------------------------
                                            LARRY L. PRINCE, Director


Date     March  11, 2004                    *
                                            ------------------------------------
                                            JOHN A. WILLIAMS, Director


Date     March  11, 2004                    *
                                            ------------------------------------
                                            E. JENNER WOOD, III, Director

Date     March  11, 2004                    *
                                            ------------------------------------
                                            CLARENCE H. RIDLEY, Director


Date     March  11, 2004               *By     /s/ Peter J. Rescigno
                                            ------------------------------------
                                            Peter J. Rescigno - As
                                            attorney-in-fact for the Directors
                                            above whose name an asterisk
                                            appears.

                                 EXHIBIT INDEX

                                                                                        Sequential
                                                                                        Page Number
Exhibit No                           Description of Exhibit                             of Exhibit
----------                           ----------------------                             -----------
3.1               Restated Articles of Incorporation of the Registrant, as
                  amended (incorporated by reference to Exhibit 19.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

3.2               Restated By-laws of the Registrant, as amended.                          24-32

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

10.4              Amended and Restated Supplemental Executive Retirement Plan.             33-39

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

                                                                                        Sequential
                                                                                        Page Number
Exhibit No                           Description of Exhibit                             of Exhibit
----------                           ----------------------                             -----------
10.9              Crawford & Company 1996 Incentive Compensation Plan, as
                  amended (incorporated by reference to Exhibit 10.11 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).

13.1              The Registrant's Annual Report to Shareholders for the year ended December 31, 2003 (only those portions incorporated
                  hereby by reference).                                                    40-81

14.1              Crawford & Company Code of Business Conduct.                             82-88

21.1              Subsidiaries of Crawford & Company.                                         89

23.1              Consent of Ernst & Young LLP.                                               90

24.1-8            Powers of Attorney.                                                      91-98

31.1              Certification by Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.                                      99

31.2              Certification by Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.                                     100

32.1              Certification pursuant to 18 U.S.C. Section 1850, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                 101

32.2              Certification pursuant to 18 U.S.C. Section 1850, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                 102