Form 10-Q
period 2004-03-31
CRAWFORD & CO
filed 2004-05-10
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2004
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,026,903
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

===============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            QUARTER ENDED
                                                                ---------------------------------------
                                                                   MARCH 31,             MARCH 31,
                                                                      2004                  2003
                                                                ---------------------------------------

REVENUES:
   Revenues before reimbursements                                     $169,855              $167,258
   Reimbursements                                                       14,881                14,707

-----------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                              184,736               181,965
-----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements                    131,125               127,792
   Reimbursements                                                       14,881                14,707
-----------------------------------------------------------------------------------------------------
   Cost of Services                                                    146,006               142,499

   Selling, general, and administrative expenses                        33,636                33,079

   Corporate interest, net                                               1,337                 1,279

-----------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                    180,979               176,857
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                               3,757                 5,108

PROVISION FOR INCOME TAXES                                               1,368                 1,859
-----------------------------------------------------------------------------------------------------

NET INCOME                                                              $2,389                $3,249
=====================================================================================================

NET INCOME PER SHARE:
    Basic                                                                $0.05                 $0.07
    Diluted                                                              $0.05                 $0.07
=====================================================================================================

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                               48,724                48,622
    Diluted                                                             48,869                48,689
=====================================================================================================

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                 $0.06                 $0.06
    Class B Common Stock                                                 $0.06                 $0.06
=====================================================================================================



    (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     (UNAUDITED)
                                                                      MARCH 31,              DECEMBER 31,
                                                                         2004                    2003
----------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                              $31,061                 $41,564
   Accounts receivable, less allowance for doubtful
      accounts of $21,498 in 2004 and $20,832 in 2003                     147,782                 142,273
   Unbilled revenues, at estimated billable amounts                       106,835                 100,253
   Prepaid expenses and other current assets                               13,258                  13,028
----------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                               298,936                 297,118
----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                        155,810                 154,786
   Less accumulated depreciation                                         (118,937)               (117,618)
----------------------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                          36,873                  37,168
----------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net                       106,125                 104,523
   Capitalized software costs, net                                         32,156                  31,540
   Deferred income tax asset                                               28,584                  28,505
   Other                                                                   15,401                  14,144
----------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                 182,266                 178,712
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $518,075                $512,998
==========================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                          (UNAUDITED)
                                                                            MARCH 31,              DECEMBER 31,
                                                                               2004                    2003
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                                       $50,957                 $43,007
   Accounts payable                                                             38,936                  41,451
   Accrued compensation and related costs                                       26,555                  33,104
   Deferred revenues                                                            20,472                  19,172
   Self-insured risks                                                           20,815                  18,040
   Accrued income taxes                                                          8,619                   7,406
   Other accrued liabilities                                                    18,275                  18,177
   Current installments of long-term debt                                        2,826                   3,106
---------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                               187,455                 183,463
---------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                    51,082                  50,664
   Deferred revenues                                                            10,473                  10,559
   Self-insured risks                                                            8,969                  11,920
   Minimum pension liability                                                    69,063                  67,846
   Postretirement medical benefit obligation                                     6,077                   6,077
   Other                                                                         9,839                   9,875
---------------------------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                            155,503                 156,941
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000 shares authorized; 24,027
      shares issued and outstanding in 2004 and 2003                            24,027                  24,027
   Class B Common Stock, $1.00 par value;  50,000
      shares authorized; 24,697 shares issued and outstanding in
      2004 and 2003                                                             24,697                  24,697
   Additional paid-in capital                                                      840                     840
   Retained earnings                                                           187,214                 187,747
   Accumulated other comprehensive loss                                        (61,661)                (64,717)
---------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                                          175,117                 172,594
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                $518,075                $512,998
===============================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                             QUARTER ENDED
                                                                 --------------------------------------
                                                                     MARCH 31,            MARCH 31,
                                                                        2004                2003
                                                                 --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $2,389               $3,249
   Reconciliation of net income to net cash (used in)
     provided by operating activities:
         Depreciation and amortization                                   4,377                4,040
         Deferred income taxes                                            (107)                 221
         Loss on sales of property and equipment                            19                   71
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                    (2,723)               3,056
            Unbilled revenues                                           (3,445)              (5,986)
            Accrued  or prepaid income taxes                             1,241               (1,012)
            Accounts payable and accrued liabilities                    (6,630)              (2,961)
            Deferred revenues                                              776                1,039
            Prepaid and accrued pension costs                           (3,646)               3,946
            Prepaid expenses and other assets                             (296)                 803
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                     (8,045)               6,466
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                               (2,144)              (2,270)
   Capitalization of computer software costs                            (2,418)              (3,167)
   Acquisitions of businesses, net of cash acquired                       (106)                   -
   Proceeds from sales of property and equipment                            12                   42
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (4,656)              (5,395)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                       (2,923)              (2,918)
   Increase in short-term borrowings                                     8,441                4,063
   Payments on short-term borrowings                                    (4,184)              (1,923)
   Increase in long-term debt                                              321                  172
   Payments on long-term debt                                             (342)                (247)

   Capitalized loan costs                                                   33                    -
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      1,346                 (853)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
equivalents                                                                852                  788
----------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (10,503)               1,006
Cash and cash equivalents at beginning of period                        41,564               31,091
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $31,061              $32,097
====================================================================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Costs associated with the Company's claims management systems totaling $757,000 for the three months ended March 31, 2003 were reclassified from selling, general, and administrative expenses to cost of services provided in the accompanying Consolidated Statements of Income in order to consistently reflect the cost of these systems. In addition, the Company receives reimbursements from clients for pass-through expenses related to the cost of media advertising and postage incurred during advertising and noticing campaigns related to class action settlements administered by the Company. The Company previously recorded certain of these reimbursements as a reduction of cost of services rather than as reimbursements revenue. Accordingly, the Company revised the accompanying Consolidated Statements of Income for the three months ended March 31, 2003 in order to correctly reflect total reimbursements. The impact of this revision was to increase reimbursement revenues and expenses by $5.1 million. The following table reconciles the Company's total revenues as previously reported in each quarter of 2003 to total revenues after reflecting the effects of the reclassifications:


------------------------------------------------------------------------------------------
                                               Quarter Ended
                         -------------------------------------------------------
                          March 31,      June 30,    September 30,  December 31,
(in, thousands)              2003          2003          2003           2003       Total
==========================================================================================
Total revenues as
previously reported         $176,873      $186,627      $184,084      $185,297    $732,881
Effect of
reclassification               5,092         3,578        15,225        11,233      35,128
                            --------      --------      --------      --------     -------
Total revenues as
adjusted                    $181,965      $190,205      $199,309      $196,530    $768,009
                            ========      ========      ========      ========    ========
------------------------------------------------------------------------------------------

These reclassifications had no effect on revenues before reimbursements or net income as previously reported.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2004. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies and estimates, as disclosed on Form 10-K for the fiscal year ended December 31, 2003, have not changed.

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for the option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                                               Quarter ended
                                                        ------------------------
                                                          March 31,   March 31,
         (in thousands, except per share data)             2004         2003
================================================================================
Net income as reported                                  $   2,389      $   3,249
Less:  compensation expense using the
       fair value method, net of tax                          150            348
                                                        ---------      ---------
Pro forma net income                                    $   2,239      $   2,901
                                                        =========      =========

Net income per share - basic:
As reported                                             $    0.05      $    0.07
                                                        =========      =========
Pro forma                                               $    0.05      $    0.06
                                                        =========      =========

Net income per share - diluted:
As reported                                             $    0.05      $    0.07
                                                        =========      =========
Pro forma                                               $    0.05      $    0.06
                                                        =========      =========
--------------------------------------------------------------------------------

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


-------------------------------------------------------------------------------------
                                                                  Quarter ended
                                                                ---------------------
                                                                March 31,   March 31,
                                                                  2004        2003
=====================================================================================
Expected dividend yield                                           3.4%        3.6%
Expected volatility                                                34%         33%
Risk-free interest rate                                           3.8%        3.6%
Expected life of options                                         8 years     7 years
-------------------------------------------------------------------------------------

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. During the quarter ended March 31, 2004, the Company utilized $85,000 of its restructuring reserves for payments related to lease terminations. As of March 31, 2004, remaining restructuring reserves were $1.2 million, $942,000 of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options, if any, using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarters ended March 31, 2004 and 2003:

----------------------------------------------------------------------------------

                                                              Quarter ended
                                                       ---------------------------
                                                        March 31,        March 31,
    (in thousands, except per share data)                  2004            2003
=================================================================================
Net income available to common shareholders              $ 2,389         $ 3,249
                                                         =======         =======

Weighted-average common shares
  outstanding - Basic                                     48,724          48,622
Dilutive effect of stock options                             145              67
                                                         -------         -------
Weighted-average common shares
  outstanding - Diluted                                   48,869          48,689
                                                         =======         =======

Basic net income per share                               $  0.05         $  0.07
                                                         =======         =======
Diluted net income per share                             $  0.05         $  0.07
                                                         =======         =======
----------------------------------------------------------------------------------


Additional options to purchase 5,573,798 shares of Class A Common Stock at exercise prices ranging from $6.66 to $19.50 per share were outstanding at March 31, 2004, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters ended March 31, 2004 and 2003:

----------------------------------------------------------------------
                                                   Quarter ended
                                               -----------------------
                                                March 31,    March 31,
         (in thousands)                            2004        2003
======================================================================
      Net income                                 $2,389      $ 3,249
      Foreign currency translation adjustment     3,056        4,722
                                                 ------      -------
      Comprehensive income                       $5,445      $ 7,971
                                                 ======      =======
-----------------------------------------------------------------------

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

Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before net corporate interest and income taxes.

Financial information for the quarters ended March 31, 2004 and 2003 covering the Company's reportable segments is presented below:

------------------------------------------------------------------------------------
                                                              Quarter ended
                                                    --------------------------------
                                                         March 31,       March 31,
              (in thousands)                               2004            2003
           =========================================================================
           REVENUES:
             U.S.                                         $109,313      $115,073
             International                                  60,542        52,185
                                                          --------      --------
               TOTAL REVENUES BEFORE
               REIMBURSEMENTS                             $169,855      $167,258
                                                          ========      ========

           OPERATING EARNINGS:
             U.S.                                         $  2,892      $  4,049
             International                                   2,202         2,338
                                                          --------      --------
               TOTAL OPERATING EARNINGS                   $  5,094      $  6,387
                                                          ========      ========
------------------------------------------------------------------------------------

6. During the quarter ended March 31, 2004, the Company made additional payments of $106,000 to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made through April of 2005.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $2.8 million through 2008, as follows:

--------------------------------------------------------------------------------
                2004            2005         2006         2007         2008
          ----------------------------------------------------------------------
              $165,000        $231,000        $0           $0       $2,366,000
--------------------------------------------------------------------------------

8. The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. defined benefit pension plan for the quarters ended March 31, 2004 and 2003 included the following components:


--------------------------------------------------------------------------
                                                       Quarter ended
                                                --------------------------
                                                  March 31,    March 31,
   (in thousands)                                   2004         2003
==========================================================================
Interest cost                                     $ 5,337        $ 5,383
Expected return on assets                          (5,960)        (5,357)
Net amortization                                     --              334
Recognized net actuarial loss                       1,386          1,980
                                                  -------        -------
Net periodic benefit cost                         $   763        $ 2,340
                                                  =======        =======
--------------------------------------------------------------------------


The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2004.

In December 2003, a law was passed which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits paid after 2006 will be lower as a result of the new Medicare provision; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative guidance about certain matters. The final accounting guidance could require changes to previously reported information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Crawford & Company provides claims management services to insurance companies, self-insured entities and class action settlement funds. Major service lines include workers' compensation claims administration and healthcare management services, property and casualty claims management, class action services and risk management information services.

Insurance companies, which represent the major source of our revenues, customarily manage their own claims administration function but require limited services which we provide, primarily field investigation and evaluation of property and casualty insurance claims. Self-insured entities typically require a broader range of services from us. In addition to field investigation and evaluation of their claims, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, risk management information services, and administration of the trust funds established to pay their claims. Finally, we also perform the administrative functions related to securities, product liability, bankruptcy and other class action settlements, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds.

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by the insurance underwriting cycle, weather-related events, general economic activity, and overall employment levels and associated injury rates.

We generally earn our revenues on an individual fee per claim basis. Accordingly, the volume of claim referrals to us is a key driver of our revenues. During a hard insurance underwriting market, as we have experienced since the September 11, 2001 terrorist attacks, insurance companies become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase, sometimes quite dramatically. This results in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.

RESULTS OF OPERATIONS

Consolidated net income was $2.4 million and $3.2 million for the quarters ended March 31, 2004 and 2003, respectively.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before net corporate interest, and taxes) during the quarter ended March 31, 2004, totaled $5.1 million compared with $6.4 million in the comparable 2003 period. Following is a reconciliation of consolidated net income to operating earnings for the quarters ended March 31, 2004 and 2003 and the related margins as a percentage of revenues before reimbursements:

-------------------------------------------------------------------------------------------
                                                     Quarter ended
                                        ---------------------------------------------------
                                           March 31,       %         March 31,        %
               (in thousands)                2004        Margin        2003         Margin
===========================================================================================
Net income                                  $2,389        1.4%        $3,249         1.9%
Add:
   Net corporate interest                    1,337        0.8          1,279         0.8
   Income taxes                              1,368        0.8          1,859         1.1
                                            ------      -----         ------         ---
Operating earnings                          $5,094        3.0%        $6,387         3.8%
                                            ======      =====         ======         ===
---------------------------------------   -------------------------------------------------

The following is a discussion and analysis of the consolidated financial condition and results of operations of our two reportable segments: U.S. operations and international operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. Revenue amounts discussed exclude reimbursements for pass-through expenses. Expense amounts discussed exclude net corporate interest and income taxes.

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

Operating results for our U.S. and international operations for the quarters ended March 31, 2004 and 2003 are as follows:

                                                      Quarter ended
                                                --------------------------
                                                 March 31,      March 31,
               (in thousands)                     2004           2003
            ==============================================================
            REVENUES BEFORE REIMBURSEMENTS:
               U.S.                             $109,313      $115,073
               International                      60,542        52,185
                                                --------      --------
                     TOTAL                      $169,855      $167,258

            COMPENSATION & FRINGE BENEFITS:
               U.S.                             $ 69,367      $ 74,344
               % of Revenues                        63.5%         64.6%
               International                      42,420        35,493
               % of Revenues                        70.1%         68.0%
                                                --------      --------
                     TOTAL                      $111,787      $109,837
               % of Revenues                        65.8%         65.7%

            EXPENSES OTHER THAN
            REIMBURSEMENTS, COMPENSATION &
            FRINGE BENEFITS:
               U.S.                             $ 37,054      $ 36,680
               % of Revenues                        33.9%         31.9%
               International                      15,920        14,354
               % of Revenues                        26.3%         27.5%
                                                --------      --------
                      TOTAL                     $ 52,974      $ 51,034
                      % of Revenues                 31.2%         30.5%
                                                --------      --------

            OPERATING EARNINGS (1):
               U.S.                             $  2,892      $  4,049
               % of Revenues                         2.6%          3.5%
               International                       2,202         2,338
               % of Revenues                         3.6%          4.5%
                                                --------      --------
                      TOTAL                     $  5,094      $  6,387
                      % of Revenues                  3.0%          3.8%

 (1) Earnings before net corporate interest and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters ended March 31, 2004 and 2003 are as follows:

--------------------------------------------------------------------------------
                                                    Quarter ended
                                         ----------------------------------------
                                          March 31,      March 31,
          (in thousands)                    2004           2003         Variance
       ==========================================================================
Insurance companies                       $ 50,453        $ 58,651       (14.0%)
Self-insured entities                       40,409          42,484        (4.9%)
Class action services                       18,451          13,938        32.4%
                                          --------        --------
    TOTAL U.S. REVENUES
    BEFORE REIMBURSEMENTS                 $109,313        $115,073        (5.0%)
                                          ========        ========
--------------------------------------------------------------------------------

Revenues from insurance companies decreased 14.0% to $50.5 million for the 2004 first quarter, reflecting a continued softening in the Company's U.S. insurance company referrals for high-frequency, low-severity claims. Revenues from self-insured clients decreased 4.9% to $40.4 million in the quarter, due primarily to a decline in workers' compensation claim referrals. See the following analysis of U.S. cases received. Class action revenues, which can fluctuate based on the timing of project awards, increased 32.4% to $18.5 million in the current quarter. This increase is primarily the result of work performed on major projects which were awarded in late 2003.

Case Volume Analysis

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, decreased 18.5% in the first quarter of 2004 compared to the 2003 period. This decrease was partially offset by a 9.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 8.9% decrease in U.S. revenues for the first quarter of 2004, excluding revenues from class action services. Our U.S. referrals for high-frequency, low-severity claims have declined during the year resulting in an increase in our average revenue per claim. Growth in class action services increased U.S. revenues by 3.9% in the quarter ended March 31, 2004, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarters ended March 31, 2004 and 2003 is as follows:

-----------------------------------------------------------------------
                                             Quarter ended
                                   ------------------------------------
                                      March 31,    March 31,
     (whole numbers)                    2004         2003      Variance
  =====================================================================
  Casualty                               52,026      55,578     (6.4%)
  Property                               40,973      51,168     (19.9%)
  Vehicle                                33,940      49,065     (30.8%)
  Workers' Compensation                  39,590      48,915     (19.1%)
  Other                                   4,688       5,383     (12.9%)
                                        -------     -------
       TOTAL U.S. CASES RECEIVED        171,217     210,109     (18.5%)
                                        =======     =======
-----------------------------------------------------------------------

Our decline in workers' compensation claim referrals has been primarily due to declines in U.S. employment levels and associated injury rates. The decline in property and vehicle claims for the quarter is due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. Conservative underwriting by insurance companies, including significant increases in policy deductibles, has contributed to an industry-wide decline in property and casualty claims frequency. The decline in casualty claims is primarily due to a reduction in claims referred by our existing client base.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues decreased to 63.5% in the first quarter of 2004 as compared to 64.6% in the 2003 quarter. In response to the ongoing decline in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by nearly 14% as compared to employment levels through the 2003 first quarter. There were an average of 4,190 full-time equivalent employees in the first quarter of 2004, compared to an average of 4,852 in the 2003 period.

U.S. salaries and wages totaled $55.2 million for the quarter ended March 31, 2004, decreasing 7.9% from $59.8 million in the comparable 2003 period. Payroll taxes and fringe benefits for U.S. operations totaled $14.2 million in the first quarter of 2004, decreasing 1.9% from 2003 costs of $14.5 million during the period. These decreases reflect the reduction in full-time equivalent employees during the current quarter.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 33.9% of revenues for the quarter ended March 31, 2004, up from 31.9% for the same period in 2003. This increase primarily relates to higher professional fees associated with growth in our class action services unit.

REIMBURSEMENTS

Reimbursements in our U.S. operations remained constant at $8.8 million for the quarters ended March 31, 2004 and 2003.

INTERNATIONAL OPERATIONS

REVENUES

Substantially all international revenues are derived from the insurance company market. Revenues before reimbursements from our international operations increased 16.0%, from $52.2 million in the first quarter of 2003 to $60.5 million in the first quarter of 2004. Excluding the impact of acquisitions, international unit volume, measured principally by cases received, increased 1.0% in the first quarter of 2004 compared to the same period in 2003. Revenues reflect a 14.0% increase during the three months ended March 31, 2004, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

Excluding the impact of acquisitions, international unit volume by region for the quarters ended March 31, 2004 and 2003 was as follows:

--------------------------------------------------------------------------------
                                                       Quarter ended
                                            ------------------------------------
                                             March 31,   March 31,
    (whole numbers)                           2004         2003        Variance
 ===============================================================================
United Kingdom                               24,372         22,644         7.6%
Americas                                     28,135         30,619        (8.1%)
CEMEA                                        21,042         19,664         7.0%
Asia/Pacific                                  9,838          9,662         1.8%
                                             ------         ------
 TOTAL INTERNATIONAL
 CASES RECEIVED                              83,387         82,589         1.0%
                                             ======         ======

The decrease in the Americas is primarily due to the receipt of approximately 1,900 low-value property claims in Brazil during the 2003 first quarter. There was no such intake of claims in the 2004 period. The increase in Continental Europe, Middle East, & Africa ("CEMEA") is largely due to an increase in high-frequency, low-value claims in South Africa. The increase in Asia/Pacific is primarily due to an increase in new business in Australia. The increase in the United Kingdom (U.K.) is largely due to an increase in claims received from new contracts entered into in late 2003.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 70.1% for the quarter ended March 31, 2004 from 68.0% for the same period in 2003, primarily due to lower than expected claims volume in the Americas. There were an average of 3,092 full-time equivalent employees in the first quarter of 2004 compared to an average of 3,112 in the 2003 period.

Salaries and wages of international personnel increased to $35.4 million for the quarter ended March 31, 2004, from $29.8 million in the comparable 2003 period. Payroll taxes and fringe benefits for international operations totaled $7.0 million for the quarter ended March 31, 2004, compared to $5.7 million for the same period in 2003. The increases in these costs are largely the result of a decline in the value of the U.S. dollar against other major currencies, primarily the British Pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.3% of international revenues for the quarter ended March 31, 2004, compared to 27.5% for the same period in 2003.

REIMBURSEMENTS

Reimbursements in our international operations increased to $6.1 million for the quarter ended March 31, 2004, from $5.9 million in the comparable 2003 period. This increase is due to the effect of a weaker U.S. dollar, partially offset by a decrease in the use of outside experts in the Americas and CEMEA.

NET CORPORATE INTEREST AND INCOME TAXES

Net corporate interest was substantially unchanged at $1.3 million for the quarters ended March 31, 2004 and 2003.

Our effective tax rate was 36.4% of pretax income for the quarters ended March 31, 2004 and 2003. Taxes on income totaled $1.4 million for the quarter ended March 31, 2004, as compared to $1.9 million for the comparable 2003 period.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2004, current assets exceeded current liabilities by approximately $111.5 million, a decrease of $2.2 million from the working capital balance at December 31, 2003. Cash and cash equivalents at March 31, 2004 totaled $31.1 million, a decrease of $10.5 million from the balance at December 31, 2003. Cash used in operations during the period totaled $8.0 million, which was used to fund growth in our class action services and U.K. operations and a $6.1 million annual contribution to our U.S. defined contribution pension plan. Other significant uses of cash during the period included dividends paid to shareholders, investments in computer software, and acquisitions of property and equipment.

Cash dividends to shareholders approximated 122.4% of net income in the first quarter of 2004, compared to 89.8% for the same period in 2003. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first quarter of 2004, we did not repurchase any Class A or Class B Common Stock. As of March 31, 2004, 705,863 shares are eligible to be repurchased under the discretionary 1999 share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain committed revolving credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. The balance of unused lines of credit totaled $21.6 million at March 31, 2004. Short-term borrowings outstanding, including bank overdraft facilities, as of March 31, 2004 totaled $51.0 million, increasing from $43.0 million at December 31, 2003. Long-term borrowings outstanding, excluding current installments, as of March 31, 2004 totaled $51.1 million compared to $50.7 million at December 31, 2003. Please refer to the debt covenants discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at March 31, 2004 was $175.1 million, compared with $172.6 million at December 31, 2003. This increase is primarily due to foreign currency translation adjustments during the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgements based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion regarding the application of our critical accounting policies, see our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. Our Form 10-K for the year ended December 31, 2003, discusses such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of our Melville, New York office for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $2.8 million through 2008, as follows: 2004 - $165,000; 2005 - $231,000; and 2008 - $2,366,000.

We maintain letters of credit to satisfy certain contractual requirements. At March 31, 2004, there was $11.1 million committed under these letters of credit.

POSTRETIREMENT MEDICAL BENEFITS

In December 2003, a law was passed which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provision; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative guidance about certain matters. The final accounting guidance could require changes to previously reported information.

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line and issued $50.0 million in 6.08% senior notes due October 2010. As of March 31, 2004, there was $37.3 million outstanding on the revolving credit line with an average variable interest rate of 5.0%. In addition, letters of credit of $11.1 million were also outstanding under this revolving credit line. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and the Company's domestic subsidiaries have guaranteed the Company's obligations under these agreements.

Both of these agreements contain various provisions which require us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. We must maintain, on a rolling four quarter basis, a leverage ratio of consolidated debt to earnings before interest, income taxes, depreciation, amortization, certain non-recurring charges, and the capitalization of internally developed software costs ("EBITDA") of no more than 2.75 times EBITDA. This ratio is reduced to a maximum allowable of 2.50 times EBITDA at September 30, 2004 and 2.25 times EBITDA at September 30, 2005 and thereafter. We must also maintain a fixed charge coverage ratio of EBITDA less depreciation and amortization plus lease expense ("EBITR") to total fixed charges, consisting of interest expense and lease expense, of no less than 1.25 times fixed charges. This ratio is increased to a minimum allowable of 1.50 times fixed charges at September 30, 2004 and thereafter. Additionally, we are required to maintain a minimum net worth equal to $135,516,350 plus 50% of our cumulative positive consolidated net income earned after December 31, 2002 plus 100% of the net proceeds from any equity offering subject to certain terms and conditions. For purposes of determining minimum net worth, any non-cash adjustments after December 31, 2002 related to our pension fund liabilities, goodwill, or foreign translations are excluded. We were in compliance with these debt covenants as of March 31, 2004. If we were not to meet the covenant requirements, both agreements are subject to being called or renegotiated. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments during the quarter ended March 31, 2004.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 35.6% and 31.2% of total revenues at March 31, 2004 and 2003, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of March 31, 2004 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $166,000, or less than $0.01 per share, during the first three months of 2004, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At March 31, 2004, we had $51.0 million in short-term loans outstanding, including bank overdraft facilities, with an average variable interest rate of 4.9%. If the average interest rate were to change by 1%, the impact to pretax income for the three months ended March 31, 2004 would be approximately $127,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate were to change by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our frozen U.S. defined benefit plan would change by approximately $10.8 million. The impact of this change to pretax income for the quarter ended March 31, 2004 would have been approximately $281,000, or less than $0.01 per share.

CREDIT RISK

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) as of March 31, 2004 and 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CRAWFORD & COMPANY as of December 31, 2003, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and in our report dated February 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                    /s/ Ernst & Young LLP

Atlanta, Georgia
April 27, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of our Melville, New York office for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                3.1   Amendment to the By-Laws

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

               Current Report on Form 8-K dated February 2, 2004 containing a copy of the Registrant's press release dated February 2, 2004 titled "Crawford Reports Fourth Quarter 2003 Financial Results."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CRAWFORD & COMPANY
                                   (Registrant)

Date: May 10, 2004                 /s/ Marshall G. Long
                                   ---------------------------------
                                   Marshall G. Long
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 10, 2004                 /s/ John F. Giblin
                                   ---------------------------------
                                   John F. Giblin
                                   Executive Vice President - Finance
                                   (Principal Financial Officer)

Date: May 10, 2004                 /s/ W. Bruce Swain
                                   ---------------------------------
                                   W. Bruce Swain
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.   Description                                                Sequential Page No.
3.1           Amendment to the By-Laws                                          26

15.1          Letter from Ernst & Young LLP                                     35

31.1          Certification of principal executive officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                     36

31.2          Certification of principal financial officer pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002                  37

32.1          Certification of principal executive officer pursuant
              to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                     38

32.2          Certification of principal financial officer pursuant
              to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                     39