Form 10-K/A
period 2003-12-31
CRAWFORD & CO
filed 2004-07-30
CIK 25475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                       58-0506554
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    5620 Glenridge Dr., N.E., Atlanta, Georgia                30342
------------------------------------------------        -----------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
Class A Common Stock - $1.00 Par Value           New York Stock Exchange
Class B Common Stock - $1.00 Par Value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                -------------------------------------------------
                                (Title of Class)

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 15, 2004, was:

           Class A Common Stock - $1.00 Par Value - 24,026,903 Shares

           Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

                                EXPLANATORY NOTE

Crawford & Company (`the Company") is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004, to revise reimbursements on the Consolidated Statements of Income and to update the signature page and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. This revision has no effect on the Company's consolidated revenues before reimbursements, net income, financial position, or cash flows as previously reported. In addition, the discussions of reimbursements in Management's Discussion and Analysis of Financial Condition and Note 1 to the Consolidated Financial Statements of the Company have been revised. No other information contained in the Company's Form 10-K for the year ended December 31, 2003, has been revised, updated, or amended.

PART II

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

                              RESULTS OF OPERATIONS

Consolidated net income was $7,662,000 for 2003 as compared to $24,512,000 in 2002 and $29,445,000 in 2001. Consolidated net income for 2003 includes an after-tax payment of $8.0 million under an agreement reached with the U.S. Department of Justice to resolve an investigation into our billing practices. Consolidated net income for 2002 includes a payment received from a former vendor in full settlement of a business dispute of $3.8 million, net of related income tax expense. There were no such special charges or credits in 2001. In addition, our adoption of Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" (SFAS 142) eliminated the requirement to amortize goodwill which increased our 2002 and 2003 net income by approximately $3.0 million as compared to 2001.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Following is a reconciliation of consolidated net income to operating earnings for the years ended December 31, 2003, 2002, 2001, 2000, and 1999:

        (in thousands)                    2003       2002        2001       2000       1999
        --------------                    ----       ----        ----       ----       ----
Net income                              $  7,662   $ 24,512    $ 29,445   $ 25,348   $ 39,264
Add/ (deduct):
    Special charges and credits            8,000     (6,000)          -     16,740          -
    Year 2000 expense                          -          -           -          -      5,181
    Amortization of goodwill                   -          -       3,448      3,203      2,790
    Net corporate interest                 5,414      4,706       4,779      4,476      2,762
    Income taxes                           8,964     14,029      18,356     15,802     24,480
                                        --------   --------    --------   --------   --------
Operating earnings                      $ 30,040   $ 37,247    $ 56,028   $ 65,569   $ 74,477
                                        ========   ========    ========   ========   ========

The following is a discussion and analysis of the results of operations of our two reportable segments: United States ("U.S.") operations and international operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. The individual services that are listed in this annual report do not represent separate reportable segments. Rather, they describe the various claims administration services that are performed within our approximately 700 field branches around the world. Revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude special charges and credits, amortization of goodwill, net corporate interest, and income taxes.

Our discussion and analysis of operating expenses is comprised of two components. Compensation and fringe benefits include all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable expense. Expenses other than reimbursements, compensation and fringe benefits include office rent and occupancy costs, other office operating expenses, and depreciation. This discussion should be read in conjunction with our consolidated financial statements and the accompanying footnotes.

Operating results for our U.S. and international operations were as follows:

                                                                                                  % Change
                                                                                                From Prior Year
            Years Ended December 31                        2003        2002        2001        2003         2002
            -----------------------                      --------    --------    --------    --------     --------
(in thousands)
REVENUES:
    U.S.                                                 $471,847    $508,734    $534,671        (7.3%)       (4.9%)
    International                                         219,086     190,656     190,868        14.9%        (0.1%)
                                                         --------    --------    --------
        Total                                            $690,933    $699,390    $725,539        (1.2%)       (3.6%)

COMPENSATION & FRINGE BENEFITS:
    U.S.                                                 $292,357    $320,475    $331,116        (8.8%)       (3.2%)
     % of Revenues                                           62.0%       62.9%       61.9%
    International                                         152,950     130,886     125,862        16.9%         4.0%
     % of Revenues                                           69.8%       68.6%       65.9%
                                                         --------    --------    --------
        Total                                            $445,307    $451,361    $456,978        (1.3%)       (1.2%)
     % of Revenues                                           64.5%       64.5%       63.0%

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION
& FRINGE BENEFITS:
    U.S.                                                 $156,201    $158,998    $160,300        (1.8%)       (0.8%)
     % of Revenues                                           33.1%       31.3%       30.0%
    International                                          59,385      51,784      52,233        14.7%        (0.9%)
     % of Revenues                                           27.1%       27.2%       27.4%
                                                         --------    --------    --------
        Total                                            $215,586    $210,782    $212,533         2.3%        (0.8%)
        % of Revenues                                        31.2%       30.2%       29.3%

OPERATING EARNINGS: (1)
    U.S.                                                 $ 23,289    $ 29,261    $ 43,255       (20.4%)      (32.4%)
     % of Revenues                                            4.9%        5.8%        8.1%
     International                                          6,751       7,986      12,773       (15.5%)      (37.5%)
     % of Revenues                                            3.1%        4.2%        6.7%
                                                         --------    --------    --------
        Total                                            $ 30,040    $ 37,247    $ 56,028       (19.3%)      (33.5%)
        % of Revenues                                         4.3%        5.3%        7.7%

(1) Earnings before special charges and credits, amortization of goodwill, net corporate interest, and income taxes.

                                 U.S. OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

U.S. revenues before reimbursements, by market type, for 2003 and 2002 are as follows:

  (in thousands)              2003       2002     Variance
  --------------            --------   --------   --------
Insurance companies         $229,781   $259,090    (11.3%)
Self-insured entities        167,526    191,278    (12.4%)
Class action services         74,540     58,366     27.7%
                            --------   --------
  TOTAL U.S. REVENUES       $471,847   $508,734     (7.3%)
                            ========   ========

Revenues from insurance companies decreased 11.3% to $229.8 million in 2003 compared to 2002, due to a continued softening in our U.S. insurance company referrals for high-frequency, low-severity claims. Lower medical bill auditing revenues associated with the previously reported non-renewal of a contract with a major domestic insurer contributed $8.4 million of this decline. In addition, lower revenues from the winding down of two projects associated with mold-related claims and reopened Northridge earthquake claims accounted for $7.6 million of the decline. Revenues from self-insured entities decreased 12.4% to $167.5 million in 2003, due primarily to a decline in workers' compensation claim referrals. See the following analysis of U.S. cases received. Revenues from class action services, which can fluctuate based on the timing of project awards, increased 27.7% to $74.5 million in 2003.

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 14.1% from 2002 to 2003. This decrease was partially offset by a 3.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 10.5% decrease in U.S. revenues from 2002 to 2003, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 3.2% in 2003.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for 2003 and 2002 was as follows:

    (whole numbers)                  2003      2002     Variance
    ---------------                 -------   -------   --------
Casualty                            213,980   225,705     (5.2%)
Workers' Compensation               180,787   229,925    (21.4%)
Property                            224,432   219,936      2.0%
Vehicle                             184,266   249,019    (26.0%)
Other                                20,107    33,696    (40.3%)
                                    -------   -------
  TOTAL U.S. CASES RECEIVED         823,572   958,281    (14.1%)
                                    =======   =======

Our decline in workers' compensation claim referrals has been primarily due to declines in U.S. employment levels and associated injury rates. The declines in casualty and vehicle claims are largely due to an industry-wide reduction in referrals from U.S. insurance companies for high-frequency, low-severity claims. Conservative underwriting by our insurance company clients, including significant increases in policy deductibles, has contributed to this decline in property and casualty claims frequency. The increase in property claims is largely due to increases in referrals to our Contractor Connection(SM) direct repair network.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. In response to the ongoing decline in U.S. claims volume, we successfully implemented cost-cutting initiatives to reduce our operating costs by nearly $31 million from 2002 levels. Our level of U.S. full-time equivalent employees decreased by 13.6% as compared to employment levels in 2002. There were an average of 4,548 full-time equivalent employees in 2003, compared to an average of 5,266 in 2002. U.S. compensation expense as a percent of revenues decreased to 62.0% in 2003 as compared to 62.9% in 2002.

U.S. salaries and wages decreased 9.2% to $237.9 million in 2003 from $261.9 million in 2002. Payroll taxes and fringe benefits for U.S. operations totaled $54.5 million in 2003, decreasing 6.9% from 2002 costs of $58.6 million. These decreases reflect the reduction in full-time equivalent employees during 2003, net of an increase in pension expense of $4.9 million in 2003.

Under SFAS 87, "Employers' Accounting for Pensions" (SFAS 87), unrecognized gains and losses that exceed certain thresholds are included in pension expense and amortized over the average remaining service life of plan participants. As our U.S. defined benefit pension plan was frozen at December 31, 2002, the amortization of previously unrecognized losses comprises substantially all of our pension expense related to this plan in 2003. The amortization of unrecognized losses totaled $7.9 million during 2003 compared to $3.6 million for the 2002 period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits increased as a percent of revenues to 33.1% in 2003 from 31.3% in 2002. This increase reflects higher processing costs associated with growth in class action services revenues in 2003.

REIMBURSEMENTS

Reimbursements in our U.S. operations increased to $49.0 million in 2003 from $38.5 million in 2002, reflecting the increase in revenues from class action services.

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

U.S. revenues before reimbursements, by market type, for 2002 and 2001 are as follows:

  (in thousands)               2002       2001     Variance
  --------------             --------   --------   --------
Insurance companies          $259,090   $284,966    (9.1%)
Self-insured entities         191,278    199,049    (3.9%)
Class action services          58,366     50,656    15.2%
                             --------   --------
  Total U.S. Revenues        $508,734   $534,671    (4.9%)
                             ========   ========

Revenues from insurance companies decreased 9.1% to $259.1 million in 2002 compared to 2001, due to a continued softening in our U.S. insurance company referrals for high-frequency, low-severity claims and a decrease in catastrophic claim referrals. Revenues from self-insured entities decreased 3.9% to $191.3 million in 2002, due to a decline in workers' compensation and casualty claim referrals. Revenues from class action services, which can fluctuate based on the timing of project awards, increased 15.2% to $58.4 million in 2002.

Excluding the impact of class action services, U.S. unit volume, measured principally by cases received, decreased 18.6% from 2001 to 2002. This decrease was partially offset by a 12.3% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 6.3% decrease in U.S. revenues from 2001 to 2002, excluding revenues from class action services. Our U.S. insurance company referrals for high-frequency, low-severity claims have declined during the year resulting in an increase in our average revenue per claim. Growth in class action services increased U.S. revenues by 1.4% in 2002.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for 2002 and 2001 was as follows:

   (whole numbers)                     2002        2001        Variance
   ---------------                    -------   ---------      --------
Casualty                              225,705     241,930        (6.7%)
Workers' Compensation                 229,925     264,338       (13.0%)
Property                              219,936     286,006       (23.1%)
Vehicle                               249,019     322,416       (22.8%)
Other                                  33,696      61,954       (45.6%)
                                      -------   ---------
  Total U.S. Cases Received           958,281   1,176,644       (18.6%)
                                      =======   =========

The decline in property and vehicle claims for the year was largely due to the decline we are experiencing related to U.S. insurance company referrals for high-frequency, low- severity claims. Conservative underwriting, increases in policy deductibles, and mild weather during 2002 contributed to an industry-wide decline in property and casualty claims frequency. Our decline in workers' compensation and casualty claim referrals has been primarily due to the loss of two major accounts due to bankruptcy and declines in U.S. employment levels and associated injury rates, which have contributed to a reduction in workers' compensation claims.

COMPENSATION AND FRINGE BENEFITS

In response to the decline in U.S. claims volume, we successfully implemented cost-cutting initiatives to reduce our operating costs by $1 million per month from second quarter 2002 levels. There were an average of 5,266 full-time equivalent employees in 2002, compared to an average of 5,669 in 2001. Despite this decrease in the number of employees, U.S. compensation expense as a percent of revenues increased to 62.9% in 2002 compared to 61.9% in 2001 as a result of the decline in U.S. revenues.

U.S. salaries and wages decreased to $261.9 million in 2002, from $280.3 million in 2001, reflecting the 7.1% reduction in full-time equivalent employees in 2002. Payroll taxes and fringe benefits for U.S. operations totaled $58.6 million in 2002, increasing 15.3% from 2001 costs of $50.8 million. This increase was primarily due to higher defined benefit pension costs, which resulted from a decline in the fair market value of our pension investments and a decrease in interest rates.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits increased as a percent of revenues to 31.3% in 2002 from 30.0% in 2001. This increase was primarily due to higher professional indemnity self-insurance costs, bad debt expense, and costs related to our ongoing technology initiatives.

REIMBURSEMENTS

Reimbursements in our U.S. operations increased to $38.5 million in 2002 from $36.2 million in 2001, reflecting the increase in revenues from class action services, partially offset by declines in case volumes during 2002.

                            INTERNATIONAL OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Substantially all international revenues are derived from the insurance company market.

Revenues before reimbursements from our international operations totaled $219.1 million in 2003, a 14.9% increase from the $190.7 million reported in 2002. Excluding acquisitions, international unit volume, measured principally by cases received, decreased 1.4% in 2003 compared to 2002. Our third quarter 2002 acquisition of the loss adjusting business of Robertson & Company in Australia increased international revenues by 4.1% in 2003. Revenues are net of an 11.6% increase during 2003 due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

Excluding the impact of acquisitions on 2003 cases received, international unit volume by region for 2003 and 2002 was as follows:

         (whole numbers)                   2003      2002       Variance
         ---------------                  -------   -------     --------
Americas                                  117,789   128,164      (8.1%)
CEMEA                                      86,504    84,087       2.9%
Asia/Pacific                               27,020    26,543       1.8%
United Kingdom                             93,375    90,355       3.3%
                                          -------   -------
  TOTAL INTERNATIONAL CASES RECEIVED      324,688   329,149      (1.4%)
                                          =======   =======

The decrease in the Americas is due to the receipt of approximately 18,000 product liability claims in Canada during the 2002 second and third quarters. There was no such large intake of claims in the 2003 period. There was also an increase in low-value property claims in Brazil of approximately 6,000 cases during 2003. The increase in the United Kingdom ("U.K.") is due to claims received from new contracts, primarily take-over claims associated with a recent client agreement entered into during the third quarter of 2003. The increase in Continental Europe, Middle East, & Africa ("CEMEA") is largely due to an increase in small loss claims in South Africa.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 69.8% in 2003 from 68.6% in 2002, primarily due to an increase in capacity in our U.K. and Canadian operating units. This increased capacity is the result of an anticipated increase in claims volumes from recent client agreements and should decline as claims under these agreements are referred to us. There were an average of 3,115 full-time equivalent employees in 2003 (including approximately 110 full-time equivalent employees added by our acquisition in Australia), compared to an average of 3,003 in 2002.

Salaries and wages of international personnel totaled $129.8 million in 2003 compared to $112.6 million in 2002, increasing slightly as a percent of revenues, from 59.0% in 2002 to 59.2% in 2003. Payroll taxes and fringe benefits totaled $23.2 million in 2003 compared to $18.3 million in 2002, increasing as a percent of revenues from 9.6% in 2002 to 10.6% in 2003. The increases in these costs reflect the effect of a weak U.S. dollar, and the third quarter 2002 acquisition in Australia.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than reimbursements, compensation and related payroll taxes and fringe benefits decreased slightly as a percent of revenues from 27.2% in 2002 to 27.1% in 2003.

REIMBURSEMENTS

Reimbursements in our international operations increased to $28.1 million in 2003 from $19.7 million in 2002. This increase is due to the effect of a weak U.S. dollar, and an increase in the use of outside experts to handle flood claims in CEMEA, typhoon related claims in Asia, and certain Canadian healthcare claims.

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Substantially all international revenues are derived from the insurance company market.

Revenues before reimbursements from our international operations totaled $190.7 million in 2002, a 0.1% decrease from the $190.9 million reported in 2001. Excluding acquisitions, international unit volume, measured principally by cases received, decreased 0.4% in 2002 compared to 2001. Small strategic acquisitions in Australia and Canada increased revenues by 4.0% in 2002. Revenues are net of a 0.3% decline during 2002 due to the negative effect of a strong U.S. dollar.

Excluding the impact of acquisitions on 2002 cases received, international unit volume by region for 2002 and 2001 was as follows:

         (whole numbers)                   2002      2001       Variance
         ---------------                  -------   -------     --------
Americas                                  122,687   112,346       9.2%
CEMEA                                      84,087    71,777      17.2%
Asia/Pacific                               21,139    21,348      (1.0%)
United Kingdom                             90,355   113,951     (20.7%)
                                          -------   -------
  Total International Cases Received      318,268   319,422      (0.4%)
                                          =======   =======

The decline in cases received in our U.K. operation is due to reduced claim referrals from two major accounts and fewer weather-related claims during 2002. Our increase in the Americas is due to the receipt of approximately 18,000 product liability claims in Canada during the second and third quarters of 2002. In CEMEA, our increase is primarily due to the receipt of approximately 12,600 low-value property claims in Sweden during 2002.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 68.6% in 2002 from 65.9% in 2001. This increase is primarily due to an increase in capacity in the U.K. due to the decline in case volume. There were 3,003 full-time equivalent employees in 2002 (including approximately 220 full-time equivalent employees added by our acquisitions in Australia and Canada), compared to 2,900 in 2001.

Salaries and wages of international personnel totaled $112.6 million in 2002 as compared to $109.3 million in 2001, increasing as a percent of revenues, from 57.2% in 2001 to 59.0% in 2002. Payroll taxes and fringe benefits totaled $18.3 million in 2002 as compared to $16.6 million in 2001, increasing as a percent of revenues from 8.7% in 2001 to 9.6% in 2002.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than reimbursements, compensation and related payroll taxes and fringe benefits decreased slightly as a percent of revenues from 27.4% in 2001 to 27.2% in 2002.

REIMBURSEMENTS

Reimbursements in our international operations increased to $19.7 million in 2002 from $18.0 million in 2001.

      SPECIAL CHARGES AND CREDITS, AMORTIZATION OF GOODWILL, NET CORPORATE
                           INTEREST, AND INCOME TAXES

During November 2003, we made an after-tax payment of $8.0 million in connection with the settlement of a U.S. Department of Justice investigation. This special charge reduced net income per share by $0.16 during the 2003 fourth quarter.

During the 2002 first quarter, we received a cash payment of $6.0 million from a former vendor in full settlement of a business dispute. This special credit, net of related income tax expense, increased net income per share by $0.08 during the 2002 first quarter.

On January 1, 2002 we adopted SFAS 142. The adoption of this statement eliminated the requirement to amortize goodwill which increased our 2002 and 2003 net income by approximately $3.0 million, or $0.06 per share.

Net corporate interest totaled $5.4 million, $4.7 million, and $4.8 million for 2003, 2002, and 2001, respectively, reflecting an increase in total borrowings during 2003.

Our effective tax rate was 36.4% of pretax income for 2003, after adjustment for the special charge during the year. Taxes on income totaled $9.0 million, $14.0 million, and $18.4 million for 2003, 2002, and 2001, respectively. In January 2002, the effective tax rate was adjusted from 38.4% to 36.4%. This decline in the effective tax rate was primarily due to the adoption of SFAS 142 during 2002.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At December 31, 2003, current assets exceeded current liabilities by approximately $113.7 million, a decrease of $10.1 million from the working capital balance at December 31, 2002. Cash and cash equivalents at the end of 2003 totaled $41.6 million, increasing $10.5 million from $31.1 million at the end of 2002. Cash was generated primarily from operating activities and increases in net short-term borrowings. The principal uses of cash were for dividends paid to shareholders, pension plan funding, investments in computer software, acquisitions of property and equipment, and payment of the government settlement. Cash dividends to shareholders approximated 74.6% of net income (before special charges and credits) in 2003, compared to 93.9% in 2002. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During 2003, we did not repurchase any shares of Class A or Class B Common Stock. As of December 31, 2003, 705,863 shares remain to be repurchased under the discretionary 1999 share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans (see Note 2 of the consolidated financial statements).

We maintain committed revolving credit lines with banks in order to meet working capital requirements and other financing needs that may arise. The balance of unused lines of credit totaled $34.6 million at December 31, 2003. Short-term borrowings outstanding as of December 31, 2003 totaled $43.0 million, increasing from $30.0 million at the end of 2002. Long-term borrowings outstanding, excluding current installments, totaled $50.7 million as of December 31, 2003, compared to $50.0 million at December 31, 2002. Please refer to the New Financing discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

During 2003, we recorded an adjustment to Accumulated Other Comprehensive Loss, a component of Shareholders' Investment, to reduce our minimum pension liability by $6.0 million, net of related tax expense. During 2002, we recorded an adjustment to increase our minimum pension liability by $43.2 million, net of related tax benefit. These non-cash items resulted primarily from fluctuations in the fair market value of our pension investments as of the September 30, 2003 and 2002 measurement dates and a decline in interest rates during 2002 and 2003.

Shareholders' investment at the end of 2003 was $172.6 million, compared with $159.4 million at the end of 2002. This increase is a result of our translation adjustment, net income, and minimum pension liability adjustment, net of dividends paid to shareholders.

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

We believe the following critical accounting policies for revenue recognition, allowance for doubtful accounts, valuation of goodwill and other long-lived assets, defined benefit pension plans, determination of our effective tax rate, and self-insured reserves require significant judgments and estimates in the preparation of the consolidated financial statements. Changes in these underlying estimates could potentially materially affect consolidated results of operations, financial position and cash flows in the period of change. Although some variability is inherent in these estimates, we believe the amounts provided for are adequate.

We have discussed the development and selection of the following critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosure in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE RECOGNITION

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized in unbilled revenues at the time such services are rendered at estimated collectible amounts. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs that are incurred in administering a claim are passed on to our clients and are included in revenues. Deferred revenues represent the estimated unearned portion of fees related to future services under certain fixed-fee service arrangements. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on an historical evaluation of actual claim closing rates by major lines of coverage. Additionally, recent claim closing rates are evaluated to ensure that current claim closing history does not indicate a significant deterioration or improvement in the longer-term historical closing rates used.

Our fixed-fee service arrangements typically call for us to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where we handle a claim on a non-lifetime basis, we typically receive an additional fee on each anniversary date that the claim remains open. For service arrangements where we provide services for the life of the claim, we are only paid one fee for the life of the claim, regardless of the ultimate duration of the claim. As a result, our deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the revenues are ultimately recognized in the near future and additional fees are generated for handling long-lived claims. Deferred revenues for lifetime claim handling are considered more sensitive to changes in claim closing rates since we are obligated to handle these claims to their ultimate conclusion with no additional fees for long-lived claims.

Based upon our historical averages, we close approximately 99% of all cases referred under lifetime claim service arrangements within the first five years from the date of referral. Also, within that five-year period, the percentage of claims remaining open in any one particular year has remained relatively consistent from period to period. Each quarter we evaluate our historical claim closing rates by major line of insurance coverage and make adjustments as necessary. Any changes in estimates are recognized in the period in which they are determined.

As of December 31, 2003, deferred revenues related to lifetime claim handling arrangements approximated $15.8 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims. Absent an increase in per claim fees from our clients, a 1% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $437,000, or $0.01 per share for the year ended December 31, 2003. If our average claim closing rates for lifetime claims were to increase by 1%, we would have recognized additional revenues of approximately $367,000, or $0.01 per share for the year ended December 31, 2003.

The estimate for deferred revenues is a critical accounting estimate for our U.S. segment.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, relating to our billed and unbilled receivables, for estimated losses resulting primarily from adjustments clients may make to invoiced amounts and the inability of our clients to make required payments. These allowances are established by using historical write-off information to project future experience and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current property and casualty insurance industry conditions. Each quarter we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

As of December 31, 2003, our allowance for doubtful accounts totaled $22.1 million or approximately 8.4% of gross billed and unbilled receivables. If the financial condition of our clients were to deteriorate, resulting in an inability to make required payments to us, additional allowances may be required. If the allowance for doubtful accounts were to change by 1% of gross billed and unbilled receivables, reflecting either an increase or decrease in expected future write-offs, the impact to 2003 pretax income would have been approximately $2.6 million, or $0.03 per share.

The estimate for the allowance for doubtful accounts is a critical accounting estimate for both our U.S. and international segments.

VALUATION OF GOODWILL AND OTHER LONG-LIVED ASSETS

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (primarily property and equipment, deferred income tax assets, and capitalized software) may warrant revision or may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with SFAS 142 for goodwill, SFAS 109 "Accounting for Income Taxes" for deferred income tax assets, and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" for other long-lived assets. In the opinion of management, goodwill and other long-lived assets are appropriately valued and not impaired at December 31, 2003 and 2002.

We perform an annual impairment analysis of goodwill in accordance with SFAS 142 where we compare the book value of our operating segments to the estimated market value of those units as determined by discounting future projected cash flows. Based upon our analysis completed in the 2003 fourth quarter, we do not have an impairment of goodwill in 2003. The estimated market values of our segments are based upon certain assumptions made by management. If the growth or discount rate assumptions used to calculate the market value of our operating segments were to change, impairment could result. If the growth or discount rate assumptions used to value our operating segments were to change by 1%, representing a 25% decline in the projected rate of growth or a 9% increase in the discount rate, we would have a potential impairment in our international operating segment. We would then be required to perform a detailed analysis to measure the amount of impairment loss, if any. No potential impairment would be recognized in our U.S. segment.

The valuation of goodwill and other long-lived assets is a critical accounting estimate for both our U.S. and international segments.

DEFINED BENEFIT PENSION PLANS

We sponsor various defined benefit pension plans in the U.S. and U.K. which cover a substantial number of employees in each location. Our U.S. defined benefit retirement plan was frozen on December 31, 2002. Benefits payable under our U.S. defined benefit retirement plan are generally based on career compensation, while the U.K. plans are generally based on an employee's final salary. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of deductible amounts permitted under applicable income tax regulations. Plan assets are invested in equity and fixed income securities, with a target allocation of approximately 60 percent to equity securities and 40 percent to fixed income investments.

The estimated liability for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected return on plan assets and the discount rate used to determine the projected benefits payable under the plans. If our assumption for the expected return on plan assets were to change by 0.50%, representing either an increase or decrease in expected returns, the impact to 2003 pretax income would have been approximately $1.3 million, or $0.02 per share. If our assumption for the discount rate were to change by 0.25%, representing either an increase or decrease to interest rates, the impact to 2003 pretax income would have been approximately $1.1 million, or $0.02 per share.

The estimates for our defined benefit pension plans are critical accounting estimates for both our U.S. and international segments.

DETERMINATION OF EFFECTIVE TAX RATE

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to minimum pension liability, unbilled and deferred revenues, self-insurance, and depreciation and amortization.

For financial reporting purposes, in accordance with the liability method of accounting for income taxes as specified in SFAS 109, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the consolidated balance sheets. The changes in deferred tax assets and liabilities are determined based upon changes between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the statutory tax rates that management estimates will be in effect when these differences reverse.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets. Other factors which influence the effective tax rate include changes in the composition of taxable income from the countries in which we operate and our ability to recover prior net operating losses in certain of our international subsidiaries.

Our effective tax rate was 36.4% of pretax income for 2003, after adjustment for the special charge during the year. If our effective tax rate were to increase by 1%, we would have recognized additional income tax expense of approximately $246,000, or $0.01 per share for the year ended December 31, 2003.

The estimate for income taxes is a critical accounting estimate for our both our U.S. and international segments.

SELF-INSURANCE RESERVES

We self-insure certain insurable risks consisting primarily of professional liability, employee medical and disability, workers' compensation, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims made basis, as well as those risks required to be insured by law or contract. We record a liability for claims incurred under these self-insured programs based on our estimate of the ultimate aggregate exposure and discount that liability using an average of published short- and long-term medium quality corporate bond yields. The estimated liability is calculated based on historical claim payment experience, the expected life of the claims, and the reserves established on the claims. In addition, reserves are established for losses that have occurred but have not been reported and for the adverse development of reserves on reported losses. Each quarter we evaluate the adequacy of the assumptions used in developing these reserves and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

As of December 31, 2003, our estimated liability for self-insured risks totaled $30.0 million. The estimated liability is most sensitive to changes in the ultimate reserve for a claim and the interest rate used to discount the liability. We believe that the provision for self-insured losses is adequate to cover the ultimate net cost of losses incurred; however, this provision is an estimate and may be significantly greater or less than the provision established. If the average discount rate we use to determine the present value of our self-insured liability were to change by 1%, reflecting either an increase or decline in underlying interest rates, our estimated liability for self-insured risks would be impacted by approximately $1.9 million, resulting in an increase or decrease to 2003 net income of $1.2 million, or $0.02 per share.

The estimate for self-insured reserves is a critical accounting estimate for our U.S. segment.

                                   MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our revenues from international operations were 31.7%, 27.3%, and 26.3% of total revenues at December 31, 2003, 2002, and 2001, respectively. Except for borrowings in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2003 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $412,000, or $0.01 per share, during 2003, had the U.S. dollar exchange rate increased relative to the currencies to which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain of our variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At December 31, 2003, we had $43.0 million in short-term loans outstanding with an average variable interest rate of 4.8%. If the average interest rate were to change by 1%, the impact to 2003 pretax income would have been approximately $430,000, or $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the September 30 measurement date we use to value these obligations under SFAS 87. If our assumption for the discount rate were to change by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our frozen U.S. defined benefit plan would change by approximately $10.8 million. The impact of this change to 2003 pretax income would have been approximately $1.1 million, or $0.02 per share.

CREDIT RISK

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain of the statements contained in this and other sections of this Annual Report are forward-looking. While management believes that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular, the following issues and uncertainties should be considered in evaluating our prospects:

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

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of our Melville, New York office for Risk Management Services and Healthcare Management. We have responded to one of these subpoenas and are currently responding to the other. These subpoenas do not relate to our billing practices. We cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on our financial condition, results of operations, or cash flows, including the effect, if any, on our contract with the client. Although the loss of revenues from this client would not be material to our financial condition, results of operations, and cash flows, the investigation could result in the imposition of civil, administrative or criminal fines or sanctions.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on 2003 levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $2,838,000 through 2008, as follows: 2004 - $323,000; 2005 - $284,000; and 2008 - $2,231,000.

We maintain an uncollateralized letter of credit facility to satisfy certain contractual requirements. At December 31, 2003, the aggregate available under the facility was $15,000,000, of which $10,884,000 is committed.

CONTRACTUAL OBLIGATIONS

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                        Payments Due by Period
                                            Less than                         More than
                                              1 Year   1-3 Years   3-5 Years  5 Years
         (in thousands)                                                                   Total
         --------------                                                                  --------
Long-term debt, including current
portion (Note 5)                             $  2,653   $      -   $      -   $ 50,000   $ 52,653
Operating lease obligations (Note 4)           30,937     40,186     22,428     22,177    115,728
Capital lease obligations (Note 5)                442        566        106          3      1,117
Outsourced services obligation                 11,900     26,775          -          -     38,675
                                             --------   --------   --------   --------   --------
Total                                        $ 45,932   $ 67,527   $ 22,534   $ 72,180   $208,173
                                             ========   ========   ========   ========   ========

The obligation for outsourced services relates to certain information technology functions handled by a third-party provider under a contract with an initial term which will expire during the first quarter of 2007.

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

PENSION EXPENSE

We use a September 30 measurement date to determine pension expense under SFAS
87. As a result of significant declines in the fair market value of our pension plan investments, as well as declines in interest rates, effective December 31, 2002, we froze our U.S. defined benefit pension plan and replaced it with a defined contribution retirement plan. As a result of the freeze, we have reviewed the actuarial assumptions used in valuing the U.S. plan. Based on a review performed by our actuaries, we have reduced the employee turnover and retirement assumptions to better reflect expected future employee turnover and retirement rates associated with our U.S. plan. U.S. pension expense in 2004, including both the defined benefit and defined contribution plans, is expected to decrease $6.3 million to approximately $9.3 million. Future cash funding of our U.S. defined benefit pension plan will depend largely on future investment performance and interest rates; however, we are not required to make any contributions to the plan in 2004. Cash contributions to the U.S. defined contribution plan of approximately $6.2 million will be made in the 2004 first quarter.

NEW FINANCING

In October 2003, we entered into a committed $70.0 million revolving credit line and issued $50.0 million in 6.08% senior notes due October 2010. The revolving credit line was used to refinance $14 million in long-term debt associated with the acquisition of the Australian operations of the Robertson & Company Group and other outstanding short-term debt which carried higher interest rates. As of December 31, 2003, there was $40.9 million outstanding on the revolving credit line with an average variable interest rate of 5.0%. The proceeds from the senior note were used to refinance $36.0 million on existing long-term debt and pay approximately $2.2 million in U.S. dollar denominated debt owed by various international subsidiaries. The balance of $11 million was invested in short-term bonds.

Both of these agreements contain various provisions which require us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. We were in compliance with the debt covenants as of December 31, 2003. Based upon our business plan for 2004, we expect to remain in compliance during 2004. If we were not to meet the covenant requirements, both agreements are subject to being called or renegotiated. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CRAWFORD & COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                2003        2002         2001
                                                              ---------   ---------    ---------
                                                               REVISED     Revised      Revised
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES:
   Revenues before reimbursements                             $ 690,933   $ 699,390    $ 725,539
   Reimbursements                                                77,077      58,228       54,244
                                                              ---------   ---------    ---------
           TOTAL REVENUES                                       768,010     757,618      779,783

COSTS AND EXPENSES:
    Costs of services provided, before reimbursements           530,362     532,411      546,361
    Reimbursements                                               77,077      58,228       54,244
                                                              ---------   ---------    ---------
           COST OF SERVICES                                     607,439     590,639      600,605

    Selling, general, and administrative expenses               130,531     129,732      123,150
    Special charges and (credits) (Note 9)                        8,000      (6,000)           -
    Corporate interest, net                                       5,414       4,706        4,779
    Amortization of goodwill                                          -           -        3,448
                                                              ---------   ---------    ---------

           TOTAL COSTS AND EXPENSES                             751,384     719,077      731,982
                                                              ---------   ---------    ---------

INCOME BEFORE INCOME TAXES                                       16,626      38,541       47,801
PROVISION FOR INCOME TAXES                                        8,964      14,029       18,356
                                                              ---------   ---------    ---------
NET INCOME                                                    $   7,662   $  24,512    $  29,445
                                                              =========   =========    =========
NET INCOME PER SHARE:
    Basic                                                     $    0.16   $    0.50    $    0.61
                                                              =========   =========    =========
    Diluted                                                   $    0.16   $    0.50    $    0.61
                                                              =========   =========    =========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                        48,668      48,580       48,492
                                                              =========   =========    =========
    Diluted                                                      48,776      48,664       48,559
                                                              =========   =========    =========
CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                      $    0.24   $    0.32    $    0.56
                                                              =========   =========    =========
    Class B Common Stock                                      $    0.24   $    0.32    $    0.56
                                                              =========   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                               CRAWFORD & COMPANY

                           CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,                                                                  2003         2002
(IN THOUSANDS)                                                                    ---------    ---------
       ASSETS
       CURRENT ASSETS:
               Cash and cash equivalents                                          $  41,564    $  31,091
               Accounts receivable, less allowance for doubtful accounts
                 of $20,832 in 2003 and $19,633 in 2002                             142,273      135,174
               Unbilled revenues, at estimated billable amounts                     100,253       93,792
               Prepaid expenses and other current assets                             13,028       11,968
                                                                                  ---------    ---------
       TOTAL CURRENT ASSETS                                                         297,118      272,025
                                                                                  ---------    ---------

       PROPERTY AND EQUIPMENT, AT COST:
                 Land                                                                 2,445        2,401
                 Buildings and improvements                                          22,090       21,069
                 Furniture and fixtures                                              66,212       62,273
                 Data processing equipment                                           59,044       54,590
                 Automobiles                                                          4,995        4,373
                                                                                  ---------    ---------
                                                                                    154,786      144,706
                 Less accumulated depreciation                                     (117,618)    (108,607)
                                                                                  ---------    ---------
       NET PROPERTY AND EQUIPMENT                                                    37,168       36,099
                                                                                  ---------    ---------

       OTHER ASSETS:
                  Goodwill arising from acquisitions, net                           104,523       97,798
                  Capitalized software costs, net                                    31,540       23,977
                  Deferred income tax assets                                         28,505       31,899
                  Other                                                              14,144       12,978
                                                                                  ---------    ---------
       TOTAL OTHER ASSETS                                                           178,712      166,652
                                                                                  ---------    ---------
                                                                                  $ 512,998    $ 474,776
                                                                                  =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                               CRAWFORD & COMPANY

                           CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,                                                                            2003         2002
(IN THOUSANDS)                                                                              ---------    ---------
      LIABILITIES AND SHAREHOLDERS' INVESTMENT
      CURRENT LIABILITIES:
                Short-term borrowings                                                       $  43,007    $  30,019
                Accounts payable                                                               41,451       31,956
                Accrued compensation and related costs                                         33,104       26,454
                Self-insured risks                                                             18,040       15,833
                Accrued income taxes                                                            7,406        9,594
                Other accrued liabilities                                                      18,177       14,384
                Deferred revenues                                                              19,172       18,516
                Current installments of long-term debt                                          3,106        1,493
                                                                                            ---------    ---------
      TOTAL CURRENT LIABILITIES                                                               183,463      148,249
                                                                                            ---------    ---------

      NONCURRENT LIABILITIES:
                Long-term debt, less current installments                                      50,664       49,976
                Deferred revenues                                                              10,559       12,127
                Self-insured risks                                                             11,920       11,819
                Minimum pension liability                                                      67,846       76,747
                Postretirement medical benefit obligation                                       6,077        6,289
                Other                                                                           9,875       10,138
                                                                                            ---------    ---------
      TOTAL NONCURRENT LIABILITIES                                                            156,941      167,096
                                                                                            ---------    ---------

      SHAREHOLDERS' INVESTMENT:
               Class A common stock, $1.00 par value, 50,000 shares authorized;
                  24,027 and 23,925 shares issued and outstanding in 2003 and 2002,
                  respectively                                                                 24,027       23,925
               Class B common stock, $1.00 par value, 50,000 shares authorized;
                  24,697 shares issued and outstanding in 2003 and 2002                        24,697       24,697
                Additional paid-in capital                                                        840          523
                Retained earnings                                                             187,747      191,767
                Accumulated other comprehensive loss                                          (64,717)     (81,481)
                                                                                            ---------    ---------
      TOTAL SHAREHOLDERS' INVESTMENT                                                          172,594      159,431
                                                                                            ---------    ---------
                                                                                            $ 512,998    $ 474,776
                                                                                            =========    =========

                               CRAWFORD & COMPANY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                             COMMON STOCK                          ACCUMULATED
                                                          ------------------ ADDITIONAL               OTHER         TOTAL
                                                           CLASS A   CLASS B  PAID-IN   RETAINED  COMPREHENSIVE  SHAREHOLDERS'
                                                          NON-VOTING  VOTING  CAPITAL   EARNINGS       LOSS       INVESTMENT
                                                          ---------- ------- ---------- --------  -------------  -------------
(in thousands)
Balance at December 31, 2000                              $   23,754 $24,697   $   -    $183,664    ($14,348)     $   217,767
Comprehensive loss:
    Net income                                                     -       -       -      29,445           -           29,445
    Translation adjustment                                         -       -       -           -      (3,825)          (3,825)
    Minimum pension liability adjustment (net of $17.9
    million income tax benefit)                                    -       -       -           -     (28,777)         (28,777)
                                                          ---------- -------   -----    --------    --------      -----------
Total comprehensive loss                                                                                               (3,157)
    Dividends paid                                                 -       -       -     (27,146)          -          (27,146)
    Shares issued in connection with options and benefits         89       -      27         720           -              836
                                                          ---------- -------   -----    --------    --------      -----------
Balance at December 31, 2001                                  23,843  24,697      27     186,683     (46,950)         188,300
Comprehensive loss:
    Net income                                                     -       -       -      24,512           -           24,512
    Translation adjustment                                         -       -       -           -       4,465            4,465
    Tax benefit from exercise of stock options                     -       -       -           -       4,165            4,165
    Minimum pension liability adjustment (net of $23.2
    million income tax benefit)                                    -       -       -           -     (43,161)         (43,161)
                                                          ---------- -------   -----    --------    --------      -----------
Total comprehensive loss                                                                                              (10,019)
    Dividends paid                                                 -       -       -     (19,428)          -          (19,428)
    Shares issued in connection with options and benefits         82       -     496           -           -              578
                                                          ---------- -------   -----    --------    --------      -----------
Balance at December 31, 2002                                  23,925  24,697     523     191,767     (81,481)         159,431
COMPREHENSIVE INCOME:
    NET INCOME                                                     -       -       -       7,662           -            7,662
    TRANSLATION ADJUSTMENT                                         -       -       -           -      10,806           10,806
    MINIMUM PENSION LIABILITY ADJUSTMENT (NET OF $3.4
    MILLION INCOME TAX EXPENSE)                                    -       -       -           -       5,958            5,958
                                                          ---------- -------   -----    --------    --------      -----------
TOTAL COMPREHENSIVE INCOME                                                                                             24,426
    DIVIDENDS PAID                                                 -       -       -     (11,682)          -          (11,682)
    SHARES ISSUED IN CONNECTION WITH OPTIONS AND BENEFITS        102       -     317           -           -              419
                                                          ---------- -------   -----    --------    --------      -----------
BALANCE AT DECEMBER 31, 2003                              $   24,027 $24,697   $ 840    $187,747    ($64,717)     $   172,594
                                                          ========== =======   =====    ========    ========      ===========

                               CRAWFORD & COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                         2003        2002         2001
(IN THOUSANDS)                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                      $  7,662    $ 24,512    $ 29,445
        Reconciliation of net income to net cash provided
          by operating activities:
             Depreciation and amortization                                16,381      17,414      20,626
             Deferred income taxes                                           129       3,975        (287)
             (Gain) loss on sales of property and equipment                   54         (18)        125
             Changes in operating assets and liabilities,
               net of effects of acquisitions:
                      Accounts receivable, net                                18       5,473        (309)
                      Unbilled revenues                                   (1,374)     (1,369)      2,852
                      Prepaid or accrued income taxes                     (3,166)     (3,525)      6,198
                      Accounts payable and accrued liabilities             1,375       4,027       4,035
                      Accrued restructuring charges                         (391)       (335)       (859)
                      Deferred revenues                                      345      (1,579)     (2,741)
                      Prepaid and accrued pension costs                    5,600       6,020       4,022
                      Prepaid expenses and other assets                   10,225      (1,972)        (35)
                                                                        --------    --------    --------
Net cash provided by operating activities                                 36,858      52,623      63,072
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions of property and equipment                           (11,136)     (9,189)    (11,990)
        Acquisitions of businesses, net of cash acquired                    (332)    (13,569)     (9,207)
        Capitalization of software costs                                 (12,681)    (11,093)     (7,332)
        Proceeds from sales of property and equipment                        373         480         254
                                                                        --------    --------    --------
Net cash used in investing activities                                    (23,776)    (33,371)    (28,275)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends paid                                                   (11,682)    (19,428)    (27,146)
        Proceeds from exercise of stock options                              419         578         836
        Increase in short-term borrowings                                 39,790      18,345      13,578
        Payments on short-term borrowings                                (33,094)    (24,657)    (21,275)
        Proceeds from long-term debt                                      50,272      14,247         143
        Payments on long-term debt                                       (50,973)       (184)       (262)
        Capitalized loan costs                                               891           -           -
                                                                        --------    --------    --------
Net cash used in financing activities                                     (4,377)    (11,099)    (34,126)
                                                                        --------    --------    --------
Effects of exchange rate changes on cash and cash equivalents              1,768         972        (841)
                                                                        --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          10,473       9,125        (170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            31,091      21,966      22,136
                                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 41,564    $ 31,091    $ 21,966
                                                                        ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                               CRAWFORD & COMPANY

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                DIVIDEND INFORMATION AND COMMON STOCK QUOTATIONS

                                                                                                              FISCAL
             2003                                     FIRST        SECOND         THIRD         FOURTH         YEAR
----------------------------------------           -----------   -----------   -----------    -----------   -----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

  REVENUES BEFORE REIMBURSEMENTS                   $   167,258   $   176,310   $   172,234    $   175,131   $   690,933

  PRETAX INCOME (LOSS)                                   5,108         9,514        (1,279)         3,283        16,626

  NET INCOME (LOSS)                                      3,249         6,051        (3,726)         2,088         7,662

  NET INCOME (LOSS) PER SHARE - BASIC                     0.07          0.12         (0.08)          0.04          0.16
  NET INCOME (LOSS) PER SHARE - DILUTED                   0.07          0.12         (0.08)          0.04          0.16

  CASH DIVIDENDS PER SHARE:
     CLASS A COMMON STOCK                                 0.06          0.06          0.06           0.06          0.24
     CLASS B COMMON STOCK                                 0.06          0.06          0.06           0.06          0.24

  COMMON STOCK QUOTATIONS:(A)
     CLASS A - HIGH                                       4.90          5.55          7.02           7.39          7.39
     CLASS A - LOW                                        3.41          3.87          4.90           6.92          3.41
     CLASS B - HIGH                                       5.91          6.49          7.10           7.36          7.36
     CLASS B - LOW                                        3.90          4.16          4.95           6.92          3.90

                                                                                                             Fiscal
                    2002                              First        Second         Third        Fourth         Year
-------------------------------------              -----------   -----------   -----------   -----------   -----------
(in thousands, except per share data)

  Revenues before reimbursements                   $   171,767   $   177,989   $   175,912   $   173,722   $   699,390

  Pretax income                                         12,841         7,653         8,863         9,184        38,541

  Net income                                             8,167         4,867         5,637         5,841        24,512

  Net income per share - basic                            0.17          0.10          0.11          0.12          0.50
  Net income per share - diluted                          0.17          0.10          0.11          0.12          0.50

  Cash dividends per share:
     Class A Common Stock                                 0.14          0.06          0.06          0.06          0.32
     Class B Common Stock                                 0.14          0.06          0.06          0.06          0.32

  Common stock quotations:(A)
     Class A - High                                      12.00         11.55          7.79          5.50         12.00
     Class A - Low                                        8.40          6.15          4.97          4.06          4.06
     Class B - High                                      14.85         14.97         10.50          7.30         14.97
     Class B - Low                                       11.00          7.60          5.86          5.00          5.00

(A) The quotations listed in this table set forth the high and low closing prices per share of Crawford & Company Class A Common Stock and Class B Common Stock, respectively, as reported on the NYSE Composite Tape.

Note> Due to the method used in calculating per share data as prescribed by SFAS 128, the quarterly per share data does not total to the full year per share data in 2003.

The approximate number of record holders of the Company's stock as of December 31, 2003: Class A - 2,023 and Class B - 751.

1. MAJOR ACCOUNTING AND REPORTING POLICIES

                 NATURE OF OPERATIONS AND INDUSTRY CONCENTRATION

The Company is the world's largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 67 countries. Major service lines include workers' compensation claims administration and healthcare management services, property and casualty claims management, class action services, and risk management information services. Substantial portions of the Company's revenues and accounts receivable are derived from United States ("U.S.") claims services provided to the property and casualty insurance industry.

                           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. The financial statements of the Company's international subsidiaries outside North America and the Caribbean are included in the Company's consolidated financial statements on a two-month delayed basis in order to provide sufficient time for accumulation of their results.

                   PRIOR YEAR RECLASSIFICATIONS AND REVISIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, costs associated with the Company's claims management systems totaling $3,018,000, $3,263,000, and $28,000 in 2003, 2002, and 2001,
respectively, were reclassified from selling, general, and administrative expenses to cost of services provided in the accompanying Consolidated Statements of Income in order to consistently reflect the cost of these systems. Net income was not affected by these reclassifications.

The Company receives reimbursements from clients for pass-through expenses related to the cost of media advertising and postage incurred during advertising and noticing campaigns related to class action settlements administered by the Company. The Company previously recorded certain of these reimbursements as a reduction of cost of services rather than as reimbursements revenue. Accordingly, the Company revised the accompanying Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001 in order to correctly reflect total reimbursements. The impact of these revisions was to increase reimbursement revenues and expenses by $35,129,000, $21,311,000, and $13,512,000 for the years ending December 31, 2003, 2002, and 2001, respectively. The following table reconciles the Company's total revenues as previously reported in each year to total revenues after reflecting the effects of the revisions:

           (in thousands)                             2003       2002       2001
           --------------                           --------   --------   --------
Total revenues, as previously reported              $732,881   $736,307   $766,271
Effect of revision                                    35,129     21,311     13,512
                                                    --------   --------   --------
Total revenues, revised                             $768,010   $757,618   $779,783
                                                    ========   ========   ========

The following table reconciles the Company's costs of services as previously reported in each year to costs of services after reflecting the effects of the revisions:

              (in thousands)                          2003       2002       2001
              --------------                        --------   --------   --------
Costs of services, as previously reported           $572,310   $569,328   $587,093
Effect of revision                                    35,129     21,311     13,512
                                                    --------   --------   --------
Costs of services, revised                          $607,439   $590,639   $600,605
                                                    ========   ========   ========

These revisions had no effect on the Company's consolidated revenues before reimbursements, net income, financial position, or cash flows as previously reported.

                          MANAGEMENT'S USE OF ESTIMATES

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

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, receivables, accounts payable, and short-term borrowings approximates carrying value due to the short-term maturity of the instruments. The fair value of long-term debt approximates carrying value based on the effective interest rates compared to current market rates.

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

                      GOODWILL AND OTHER LONG-LIVED ASSETS

The Company performs a goodwill impairment test as of October 1 each year and regularly evaluates whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (primarily property and equipment, deferred income tax assets, and capitalized software) may warrant revision or may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company performs an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" (SFAS 142) for goodwill, SFAS 109 "Accounting for Income Taxes" for deferred income tax assets, and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" for other long-lived assets.

                             PROPERTY AND EQUIPMENT

The Company depreciates the cost of property and equipment over the estimated useful lives of the related assets, primarily using the straight-line method. The estimated useful lives for the principal property and equipment classifications are as follows:

    CLASSIFICATION                                  ESTIMATED USEFUL LIVES
    --------------                                  ----------------------
Furniture and fixtures                                    3-10 years
Data processing equipment                                  3-5 years
Automobiles                                                3-4 years
Buildings and improvements                                7-40 years

Depreciation expense on property and equipment was $11,710,000, $13,508,000, and $15,106,000 for 2003, 2002, and 2001, respectively.

                              CAPITALIZED SOFTWARE

Capitalized software reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense for capitalized software was $4,671,000, $4,230,000, and $2,072,000 for 2003, 2002, and 2001,
respectively.

                                    GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the separately identifiable net assets acquired. Goodwill acquired prior to June 30, 2001 was amortized over 15 to 40 years using the straight-line method. Goodwill acquired after June 30, 2001 was not amortized in accordance with SFAS 142. See New Accounting Pronouncements for further discussion.

                               SELF-INSURED RISKS

The Company self-insures certain insurable risks consisting primarily of professional liability, employee medical and disability, workers' compensation, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures (including professional liability on a claims-made basis), as well as those risks required to be insured by law or contract. Provision for claims under the self-insured program is made based on the Company's estimate of the aggregate liability for claims incurred and is discounted using an average of published short- and long-term medium quality corporate bond yields. The estimated liability is calculated based on historical claim payment experience, the expected life of the claims, and the reserves established on the claims. In addition, reserves are established for losses that have occurred but have not been reported and for the adverse development of reserves on reported losses. At December 31, 2003 and 2002, accrued self-insured risks totaled $29,960,000 and $27,652,000, respectively, including current liabilities of $18,040,000 and $15,833,000, respectively.

                               REVENUE RECOGNITION

The Company's revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized in unbilled revenues at the time such services are rendered at estimated collectible amounts. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs that are incurred in administering a claim are passed on by the Company to its clients and are included in revenues. Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company's fixed-fee service arrangements typically call for the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where services are provided for the life of the claim, the Company only receives one fee for the life of the claim, regardless of the ultimate duration of the claim. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on an historical evaluation of actual claim closing rates by major line of coverage.

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts, relating to billed and unbilled receivables, for estimated losses resulting primarily from adjustments clients may make to invoiced amounts, and the inability of clients to make required payments. These allowances are established using historical write-off information to project future experience and by considering the current credit worthiness of clients, any known specific collection problems, and an assessment of current property and casualty insurance industry conditions.

The Company's allowances for doubtful accounts on billed receivables were $20,832,000, $19,633,000, and $16,755,000, and write-offs, net of recoveries, including revenue adjustments, were $9,333,000, $11,085,000, and $12,254,000, respectively, for the years ended December 31, 2003, 2002, and 2001.

                                  INCOME TAXES

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to minimum pension liability, unbilled and deferred revenues, self-insurance, and depreciation and amortization.

For financial reporting purposes, in accordance with the liability method of accounting for income taxes as specified in SFAS 109, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to the income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the consolidated balance sheets. The change in deferred tax assets and liabilities are determined based upon changes between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the statutory tax rates that management estimates will be in effect when these differences reverse.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Others factors which influence the effective tax rate include changes in the composition of taxable income from the countries in which the Company operates and the ability of the Company to recover prior net operating losses in certain of its international subsidiaries.

                              NET INCOME PER SHARE

Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share:

     (in thousands, except per share data)                     2003      2002      2001
     -------------------------------------                    -------   -------   -------
Net income available to common shareholders                   $ 7,662   $24,512   $29,445
                                                              =======   =======   =======

Weighted-average common shares outstanding - basic             48,668    48,580    48,492
Dilutive effect of stock options                                  108        84        67
                                                              -------   -------   -------
Weighted-average common shares outstanding - diluted           48,776    48,664    48,559
                                                              =======   =======   =======

Basic net income per share                                    $  0.16   $  0.50   $  0.61
                                                              =======   =======   =======
Diluted net income per share                                  $  0.16   $  0.50   $  0.61
                                                              =======   =======   =======

Additional options to purchase 4,790,313 shares of Class A Common Stock at $5.50 to $19.50 per share were outstanding at December 31, 2003, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include these shares would have been antidilutive.

                          FOREIGN CURRENCY TRANSLATION

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results from operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting cumulative translation adjustment is reported as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

                           COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, tax benefit from the exercise of stock options, and minimum pension liability adjustments. The Company reports comprehensive income (loss) in the Consolidated Statements of Shareholders' Investment.

                     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for the option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

      (in thousands, except per share data)                                     2003          2002         2001
      -------------------------------------                                   --------      -------      -------
Net income                                                   As reported      $  7,662      $24,512      $29,445
Less: compensation expense using the fair value method,
net of tax                                                                       1,384        1,688        2,495
                                                                              --------      -------      -------
                                                             Pro forma        $  6,278      $22,824      $26,950
                                                                              ========      =======      =======
Net income per share - basic                                 As reported      $   0.16      $  0.50      $  0.61
                                                                              ========      =======      =======
                                                             Pro forma        $   0.13      $  0.47      $  0.56
                                                                              ========      =======      =======
Net income per share - diluted                               As reported      $   0.16      $  0.50      $  0.61
                                                                              ========      =======      =======
                                                               Pro forma      $   0.13      $  0.47      $  0.56
                                                                              ========      =======      =======

                          NEW ACCOUNTING PRONOUNCEMENTS

In November 2001, the Emerging Issues Task Force released Issue 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The issue requires that reimbursed out-of-pocket expenses be characterized as revenues in the income statement. This issue was effective for the Company on January 1, 2002. In order to comply with the issue, reimbursed expenses have been reclassified on the income statement for 2001. Reimbursed expenses totaled $41,948,000, $36,917,000, and $40,732,000 in 2003, 2002, and
2001, respectively.

The Company adopted SFAS 142, effective January 1, 2002. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS 142 on January 1, 2002. The Company does not currently have any intangible assets requiring disclosure under SFAS 142. The Company evaluates goodwill, at least annually, in accordance with SFAS 142.

The following table presents the effect of adopting SFAS 142 on net income and basic and diluted net income per share:

(in thousands, except per share data)            2003      2002      2001
-------------------------------------          --------  --------  --------
Reported net income                            $  7,662  $ 24,512  $ 29,445
Add: goodwill amortization                            -         -     3,037
                                               --------  --------  --------
Adjusted net income                            $  7,662  $ 24,512  $ 32,482
                                               ========  ========  ========

Basic net income per share:
Reported net income per share                  $   0.16  $   0.50  $   0.61
Goodwill amortization per share                       -         -      0.06
                                               --------  --------  --------
Adjusted basic net income per share            $   0.16  $   0.50  $   0.67
                                               ========  ========  ========

Diluted net income per share:
Reported net income per share                  $   0.16  $   0.50  $   0.61
Goodwill amortization per share                       -         -      0.06
                                               --------  --------  --------
Adjusted diluted net income per share          $   0.16  $   0.50  $   0.67
                                               ========  ========  ========

In June 2002, the Financial Accounting Standards Board ("FASB") approved SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). The statement addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees, and termination benefits. The statement requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when the employees are entitled to receive the benefits and a minimum retention period. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

FASB Interpretation 46, "Consolidation of Variable Interest Entities" (Interpretation 46), requires the primary beneficiary of a variable interest entity (VIE) to include the assets, liabilities, and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated VIEs in which the Company holds a significant variable interest. The provisions of Interpretation 46 were effective immediately for any interests in VIEs acquired after January 31, 2003. In October 2003, the FASB deferred the effective date of Interpretation 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003. The adoption of this Interpretation did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In December 2003, the FASB issued SFAS 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132R). This statement amends SFAS 132, to provide additional disclosure requirements about pension plans and other postretirement benefit plans. The Company has adopted the annual disclosure provisions of SFAS 132R for the year ended December 31, 2003. The adoption of SFAS 132R did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

2. RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined contribution and defined benefit retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit plan and replace it with a discretionary, non-contributory defined contribution plan. Discretionary employer contributions under the Company's non-contributory defined contribution plans are determined annually based on a percentage of each covered employee's compensation and an employee's years of service. Employer contributions under the Company's other defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and the profitability of the Company. The cost of these plans totaled $13,683,000, $5,879,000, and $5,171,000 in 2003, 2002,
and 2001, respectively.

Certain retirees and a fixed number of long-term employees are entitled to receive postretirement medical benefits under the Company's various medical benefit plans. The postretirement medical benefit obligation was $6,077,000 and $6,289,000 for 2003 and 2002, respectively.

Benefits payable under the Company's U.S. defined benefit retirement plan are generally based on career compensation, while its United Kingdom (U.K.) plans are based on an employee's final salary. The U.S. plan has a September 30 measurement date and the U.K. plans have October 31 measurement dates. The Company's funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of deductible amounts permitted under applicable income tax regulations. The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2004.

The following schedule reconciles the funded status of the defined benefit plans with amounts reported in the Company's Consolidated Balance Sheets at December 31, 2003 and 2002:

(in thousands)                                                        2003         2002
---------------------------                                         ---------    ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                             $ 466,281    $ 416,839
Service cost                                                            1,983       12,548
Interest cost                                                          29,768       30,296
Actuarial (gain) loss                                                 (16,749)      17,039
Benefits paid                                                         (19,461)     (17,348)
Foreign currency effects                                               10,167        6,907
                                                                    ---------    ---------
Benefit obligation at end of year                                     471,989      466,281
                                                                    ---------    ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                        354,686      393,770
Actual return on plan assets                                           45,976      (38,788)
Employer contributions                                                 12,950        9,169
Benefits paid                                                         (19,461)     (17,348)
Foreign currency effects                                                8,790        7,883
                                                                    ---------    ---------
Fair value of plan assets at end of year                              402,943      354,686
                                                                    ---------    ---------
Funded status of plan                                                 (69,046)    (111,595)
Unrecognized net loss                                                  96,939      137,436
Unrecognized prior service cost                                           243        1,864
                                                                    ---------    ---------
Net amount recognized                                               $  28,136    $  27,705
                                                                    ---------    ---------
Amounts recognized in the Consolidated Balance Sheets consist of:
Minimum pension liability                                           $ (67,846)   $ (76,747)
Pension obligation included in other accrued liabilities               (2,869)      (2,663)
Intangible assets included in other assets                                813        1,752
Accumulated other comprehensive loss                                   98,038      105,363
                                                                    ---------    ---------
Net amount recognized                                               $  28,136    $  27,705
                                                                    =========    =========

Net periodic benefit cost related to the defined benefit pension plans in 2003, 2002, and 2001 included the following components:

(in thousands)                           2003        2002        2001
------------------                     --------    --------    --------
Service cost                           $  1,983    $ 12,548    $ 12,101
Interest cost                            29,768      30,296      28,775
Expected return on assets               (30,579)    (27,026)    (33,016)
Net amortization                          1,593      (3,208)       (401)
Recognized net actuarial loss (gain)     10,318       3,557      (1,085)
                                       --------    --------    --------
Net periodic benefit cost              $ 13,083    $ 16,167    $  6,374
                                       ========    ========    ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

(in thousands)                          2003         2002
---------------------                  --------    --------
Projected benefit obligation           $471,989    $466,281
Accumulated benefit obligation          470,789     431,433
Fair value of plan assets               402,943     354,686
                                       ========    ========

The Company reviews the actuarial assumptions of its defined benefit pension plans on an annual basis as of each plan's respective measurement date. Major assumptions used in accounting for the plans were:

                                               2003           2002
                                              ------         -------
Discount rate                                  6.34%          6.75%
Expected return on plan assets                 8.50%          8.50%
Rate of compensation increase                  0.00%          3.50%

The expected long-term rate of return on plan assets was based upon the plans' asset mix and historical returns on equity securities and fixed income investments. Plan assets are invested in equity and fixed income securities, with a target allocation of approximately 60 percent to equity securities and 40 percent to fixed income investments. The plan's asset allocation at September 30, 2003 and 2002, by asset category for the frozen U.S. defined benefit pension plan was as follows:

                                               2003           2002
                                              ------         -------
Equity securities                              54.1%          52.4%
Fixed income investments                       37.9%          45.5%
Cash                                            8.0%           210%
                                              -----           ----
Total asset allocation                        100.0%          00.0%
                                              =====           ====

The following benefit payments are expected to be paid from the frozen U.S. defined benefit pension plan:

(in thousands)                                      EXPECTED BENEFIT
                                                        PAYMENTS
                                                    ----------------
2004                                                    $ 16,719
2005                                                      17,451
2006                                                      18,207
2007                                                      18,975
2008                                                      19,853
2009 - 2013                                              112,448

3. INCOME TAXES

Income before provisions for income taxes consists of the following:

(in thousands)                                  2003           2002           2001
-----------------                             ---------       ---------      ---------
U.S.                                          $  12,153       $  32,029      $  38,622
Foreign                                           4,473           6,512          9,179
                                              ---------       ---------      ---------
Income before taxes                           $  16,626       $  38,541      $  47,801
                                              =========       =========      =========

The provisions (credits) for income taxes consist of the following:

(in thousands)                      2003       2002       2001
-------------------               --------   --------   --------
Current:
   U.S. federal and state         $  4,545   $  7,264   $ 15,308
   Foreign                           2,816      3,122      3,335
Deferred                             1,603      3,643       (287)
                                  --------   --------   --------
Provision for income taxes        $  8,964   $ 14,029   $ 18,356
                                  ========   ========   ========

Cash payments for income taxes were $11,077,000 in 2003, $9,518,000 in 2002, and $12,153,000 in 2001.

The provisions for income taxes are reconciled to the federal statutory rate of 35% as follows:

(in thousands)                                    2003        2002       2001
-------------------                             --------    --------   ---------
Federal income taxes at statutory rate          $  5,819    $ 13,490   $ 16,730
State income taxes net of federal benefit            216         501      1,709
Effect of nondeductible government settlement      2,912           -          -
Foreign taxes                                        912           -          -
Net operating loss utilization                    (1,073)          -          -
Other                                                178          38        (83)
                                                --------    --------   --------
Provision for income taxes                      $  8,964    $ 14,029   $ 18,356
                                                ========    ========   ========

The Company does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. At December 31, 2003, such undistributed earnings totaled $60,338,000. Determination of the deferred income tax liability on these unremitted earnings is not practicable, since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consist of the following at December 31, 2003 and 2002:

(in thousands)                                                                2003        2002
-----------------------                                                     --------    --------
Accrued compensation                                                        $  5,632    $  5,081
Minimum pension liability                                                     23,292      25,222
Self-insured risks                                                            11,073      10,294
Deferred revenues                                                              9,090       9,495
Postretirement benefits                                                        2,212       2,289
Other                                                                          4,039       3,812
                                                                            --------    --------
Gross deferred tax assets                                                     55,338      56,193
                                                                            --------    --------
Accounts receivable reserve                                                    2,577       1,323
Unbilled revenues                                                             17,514      16,338
Depreciation and amortization                                                  9,351       7,426
Other                                                                            838         428
                                                                            --------    --------
Gross deferred tax liabilities                                                30,280      25,515
                                                                            --------    --------
Net deferred tax assets                                                       25,058      30,678
                                                                            --------    --------
Amounts recognized in the consolidated balance sheets consist  of :
Current deferred tax assets included in accrued income taxes                  17,480      16,869
Current deferred tax liabilities included in accrued income taxes            (20,927)    (18,089)
Long-term deferred tax assets included in deferred income tax assets          37,857      52,217
Long-term deferred tax liabilities included in deferred income tax assets     (9,352)    (20,319)
                                                                            --------    --------
Net deferred tax assets                                                     $ 25,058    $ 30,678
                                                                            ========    ========

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. No such valuation allowance was required in 2003 or 2002. The Company records deferred tax assets at net realizable value.

4. LEASE COMMITMENTS

The Company and its subsidiaries lease office space, certain computer equipment, and its automobile fleet under operating leases. License and maintenance costs related to the leased vehicles are paid by the Company. Rental expense for all operating leases consists of the following:

(in thousands)                    2003       2002      2001
------------------               -------    -------   -------
Office space                     $30,483    $29,203   $28,938
Automobiles                        9,040      8,925     9,962
                                 -------    -------   -------
Total operating leases           $39,523    $38,128   $38,900
                                 =======    =======   =======

At December 31, 2003, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows: 2004 - $30,937,000; 2005 - $22,261,000; 2006 - $17,925,000; 2007 - $12,926,000; 2008 - $9,502,000;
and thereafter - $22,177,000.

5. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following at December 31, 2003 and 2002:

 (in thousands)                                                           2003       2002
------------------                                                      --------   ---------
Senior debt due October 2010, interest payable semi-annually at 6.08%
Term loans payable to bank due:                                         $ 50,000   $       -
   September 2004, interest payable quarterly at 6.8%                          -      15,000
   September 2004, interest payable quarterly at 7.7%                          -      21,000
   June 2005, interest payable semi-annually at 6.0%                           -      11,087
   October 2004, interest payable quarterly at 4.9%                        2,089       2,430
   December 2004, interest payable quarterly at 4.9%                         564         636
Mortgage payable, secured by building, due August 2003, interest
 rate of 7.3%                                                                  -         435
Capital lease obligations                                                  1,117         881
                                                                        --------   ---------
    Total debt                                                            53,770      51,469
    Less: current installments                                            (3,106)     (1,493)
                                                                        --------   ---------
    Total long-term debt                                                $ 50,664   $  49,976
                                                                        ========   =========

The Company leases certain computer and office equipment under capital leases with terms ranging from 24 to 60 months and depreciates these assets over the expected useful life. The senior debt and term loans payable contain various provisions that, among other things, require the Company to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds; and limit the incurrence of certain liens, encumbrances, and disposition of assets in excess of defined amounts, none of which are expected to restrict future operations. The Company was in compliance with its debt covenants as of December 31, 2003.

The Company maintains a $70.0 million committed revolving credit line with banks in order to meet working capital requirements and other financing needs that may arise. The balance of unused lines of credit totaled $34,573,000 at December 31, 2003. Short-term borrowings totaled $43,007,000 and $30,019,000 at December 31, 2003 and 2002, respectively. The weighted-average interest rate on short-term borrowings was 4.8% during 2003 and 4.4% during 2002. Cash paid for interest was $5,513,000, $4,225,000, and $6,080,000 for 2003, 2002, and 2001, respectively.

6. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: one which provides various claims administration services through branch offices located in the United States ("U.S. Operations") and the other which provides similar services through branch or representative offices located in 66 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before special charges and credits, amortization of goodwill, net corporate interest, and income taxes.

Financial information as of and for the years ended December 31, 2003, 2002, and 2001 covering the Company's reportable segments is presented below:

                                    U.S.      International    Consolidated
(in thousands)                   Operations    Operations        Totals
----------------                 ----------   -------------    ------------
2003
REVENUES BEFORE REIMBURSEMENTS   $ 471,847     $ 219,086        $  690,933
OPERATING EARNINGS                  23,289         6,751            30,040
DEPRECIATION AND AMORTIZATION       10,501         5,880            16,381
CAPITAL EXPENDITURES                18,265         5,552            23,817
ASSETS                             276,219       236,779           512,998
                                 =========     =========        ==========
2002
Revenues before reimbursements   $ 508,734     $ 190,656        $  699,390
Operating earnings                  29,261         7,986            37,247
Depreciation and amortization       12,130         5,284            17,414
Capital expenditures                15,630         4,652            20,282
Assets                             259,567       215,209           474,776
                                 =========     =========        ==========
2001

Revenues before reimbursements   $ 534,671     $ 190,868        $  725,539
Operating earnings                  43,255        12,773            56,028
Depreciation and amortization       13,833         6,793            20,626
                                 =========     =========        ==========

The Company's most significant international operations are in the U.K. and Canada.

(in thousands)                      U.K.         Canada          Other         Total
------------------               ----------   -------------    --------      ----------
2003
REVENUES BEFORE REIMBURSEMENTS    $ 65,412      $ 60,143       $ 93,531      $  219,086
LONG-LIVED ASSETS                   57,797        25,743         15,460          99,000
                                  ========      ========       ========      ==========
2002
Revenues before reimbursements    $ 56,736      $ 55,870       $ 78,050      $  190,656
Long-lived assets                   57,329        21,724         11,786          90,839
                                  ========      ========       ========      ==========
2001
Revenues before reimbursements    $ 65,388      $ 52,546       $ 72,934      $  190,868
                                  ========      ========       ========      ==========

Revenues before reimbursements by market type as of December 31, 2003, 2002, and 2001 are presented below:

(in thousands)                            2003        2002       2001
--------------------                     --------   --------   --------
Insurance companies                      $229,781   $259,090   $284,966
Self-insured entities                     167,526    191,278    199,049
Class action services                      74,540     58,366     50,656
                                         --------   --------   --------
Total U.S. revenues                       471,847    508,734    534,671
Total international revenues              219,086    190,656    190,868
                                         --------   --------   --------
  Total revenues before reimbursements   $690,933   $699,390   $725,539
                                         ========   ========   ========

Substantially all international revenues are derived from the insurance company market.

7. ACQUISITIONS

The Company's annual acquisitions for the years presented were not material individually, or in the aggregate, to the Company's consolidated financial statements. Accordingly, pro forma results of operations are not presented. The Company uses the purchase method of accounting for all acquisitions. The Company considers the purchase price allocations of all acquisitions to be preliminary for the 12 months following the acquisition date and are subject to change during that period. Results of operations of acquired companies are included in the Company's consolidated results as of the acquisition date.

During 2003, the Company recorded the acquisition of Robco Claims Management PTY LTD, a Papau New Guinea claims adjusting company, for a purchase price of $116,000 in cash, excluding cash acquired. The Company also recorded additional payments of $316,000 to the former owners of Certiser, SA, under the terms of a purchase agreement which was originally executed in 1999.

During 2002, the Company recorded the acquisition of the operations of Robertson & Company Group ("Robertson") in Australia, a claims adjusting company, for an aggregate initial purchase price of $10,194,000 in cash, excluding cash acquired. This acquisition was made in order to expand the Company's presence in the Australian market. The market strength of Robertson, the established locations, and the assembled workforce supported a premium above the fair value of separately identifiable net assets. This premium was recorded as goodwill. The purchase price of Robertson was reduced by $542,000 in 2003 due to a refund received from the Australian government of Goods & Services Taxes associated with the acquisition. The purchase price of Robertson may be further increased based on future earnings through October 31, 2008.

During 2001, the Company recorded the following acquisitions: Leonard, Hirst & Miller Adjusters (1997), Ltd. ("LH&M"), a Canadian multi-line adjusting firm; Central Victorian Loss Adjusters ("CVLA"), an Australian claims administrator; SVS Experts B.V. ("SVS"), a Dutch independent adjuster; and Resin, an independent adjuster in Brazil, for an aggregate initial purchase price of $6,433,000 in cash, excluding cash acquired. In 2002, an additional payment of $138,000 was paid to the former owners of Resin pursuant to the purchase agreement. There are no additional contingent payments due under this agreement. In 2003 and 2002, additional payments of $91,000 and $96,000, respectively, were paid to the former owners of SVS pursuant to the purchase agreement. The purchase price of SVS may be further increased based on future earnings through May 31, 2004. The purchase price of LH&M may be further increased based on future earnings through April 30, 2004. The purchase price of CVLA may be further increased based on future earnings through June 30, 2004.

During 2000, the Company recorded the acquisition of Greentree Investigations, Inc. ("Greentree"), a provider of surveillance services for an aggregate initial purchase price of $900,000 in cash, excluding cash acquired. Additional payments of $296,000, $230,000, $239,000 and $42,000 in 2003, 2002, 2001, and 2000,
respectively, were paid to the former owner of Greentree, pursuant to the purchase agreement. The purchase price of Greentree may be further increased based on future earnings through April 3, 2005.

During 1999, the Company acquired the Garden City Group ("GCG"), a legal administration services provider, for an initial purchase price of $6,812,000, excluding cash acquired. Additional payments of $2,873,000, $2,535,000, $2,607,000, and $3,235,000 in 2002, 2001, 2000, and 1999, respectively, were paid to the former owners of GCG pursuant to the purchase agreement. There are no additional contingent payments due under this agreement.

The goodwill recognized, fair values of assets acquired, liabilities assumed, and net cash paid for the acquisitions detailed above were as follows:

(in thousands)                     2003        2002        2001
-------------------               --------   --------    --------
Goodwill recognized:
  U.S. operations                 $    296   $  3,102    $  2,773
  International operations              36      7,992       5,322
                                  --------   --------    --------
  Total goodwill recognized            332     11,094       8,095
Fair values of assets acquired           -      5,155       3,261
Other liabilities assumed                -     (2,680)     (2,149)
                                  --------   --------    --------
Cash paid, net of cash acquired   $    332   $ 13,569    $  9,207
                                  ========   ========    ========

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

                                  DOMESTIC   INTERNATIONAL
(in thousands)                    SEGMENT      SEGMENT             TOTAL
----------------------            --------   -------------       ---------
Balance at December 31, 2001      $ 24,361     $ 61,878          $ 86,239
Acquired goodwill                    3,102        7,992            11,094
Foreign currency effect                  -          465               465
                                  --------     --------          --------
Balance at December 31, 2002        27,463       70,335            97,798
ACQUIRED GOODWILL                      296           36               332
FOREIGN CURRENCY EFFECT                  -        6,393             6,393
                                  --------     --------          --------
BALANCE AT DECEMBER 31, 2003      $ 27,759     $ 76,764          $104,523
                                  ========     ========          ========

8. RESTRUCTURING CHARGES

During the third quarter of 1998, the Company restructured its U.K. and Canadian operations and realigned senior management following the resignation of its former chairman and chief executive officer. These restructuring programs resulted in the elimination of approximately 350 staff positions and the closing of 67 offices. After reflecting income tax benefits, the restructuring charge totaled $9,692,000.

The following is a rollforward of the Company's accrued restructuring costs:

                                                       Employee
(in thousands)                              Leases    Separations    Total
----------------                           ---------  -----------   -------
Balance at January 1, 2001                 $ 2,442     $   316      $ 2,758
Utilized                                      (624)       (235)        (859)
                                           -------     -------      -------
Balance at December 31, 2001                 1,818          81        1,899
Utilized                                      (254)        (81)        (335)
                                           -------     -------      -------
Balance at December 31, 2002                 1,564           -        1,564
UTILIZED                                      (391)          -         (391)
                                           -------     -------      -------
BALANCE AT DECEMBER 31, 2003                 1,173           -        1,173
LESS NONCURRENT PORTION                       (945)          -         (945)
                                           -------     -------      -------
CURRENT PORTION OF ACCRUED RESTRUCTURING
COSTS                                      $   228     $     -      $   228
                                           =======     =======      =======

The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various U.K. offices which the Company has vacated and is currently attempting to sublease. Management believes the remaining reserves are adequate to complete its plan.

9. SPECIAL CHARGES AND CREDITS

During November 2003, the Company made an after-tax payment of $8,000,000, or $0.16 per share, under an agreement reached with the U.S. Department of Justice to resolve an investigation of the Company's billing practices.

In December 2000, the Company announced the termination of its contract with a software development company. In connection with the cancellation of the contract, the Company wrote down the carrying value of costs related to internal use software formerly under development. The non-cash charge totaled $10,312,000 after tax, or $0.21 per share for the year ended December 31, 2000. During 2002, the Company received a cash payment of $6,000,000 from a former vendor in full settlement of a business dispute. This credit, net of related income tax expense, increased net income per share by $0.08 during 2002.

10. CONTINGENCIES

The Company maintains funds in trust to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. The amount of these funds totaled approximately $134,258,000 and $141,611,000 at December 31, 2003 and 2002, respectively.

The Company normally structures its acquisitions to include earnout payments which are contingent upon the acquired entity reaching certain targets for revenues and operating earnings. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on 2003 levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $2,838,000 through 2008, as follows: 2004 - $323,000; 2005 - $284,000; and 2008 - $2,231,000.

The Company maintains an uncollateralized letter of credit facility to satisfy certain contractual requirements. At December 31, 2003, the aggregate amount available under the facility was $15,000,000, of which $10,884,000 is committed.

The Company has received two related federal grand jury subpoenas which the Company understands have been issued as part of a possible conflicts of interest investigation involving a public entity client of its Melville, New York office for Risk Management Services and Healthcare Management. The Company has responded to one of these subpoenas and is currently responding to the other. These subpoenas do not relate to the billing practices of the Company. The Company cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Company's financial condition, results of operations, or cash flows, including the effect, if any, on the contract with the client. Although the loss of revenues from this client would not be material to the Company's financial condition, results of operations, and cash flows, the investigation could result in the imposition of civil, administrative or criminal fines or sanctions.

11. COMMON STOCK

The Company has two classes of Common Stock outstanding, Class A Common Stock and Class B Common Stock. These two classes of stock have essentially identical rights, except that shares of

Class A Common Stock generally do not have any voting rights. Under the Company's Articles of Incorporation, the Board of Directors may pay higher (but not lower) cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock.

                                SHARE REPURCHASES

In April 1999, the Company's Board of Directors authorized a discretionary share repurchase program of an aggregate of 3,000,000 shares of Class A and Class B Common Stock through open market purchases. Through December 31, 2003, the Company has reacquired 2,150,876 shares of its Class A Common Stock and 143,261 shares of its Class B Common Stock at an average cost of $10.99 and $12.21 per share, respectively. No shares were repurchased in 2003 or 2002.

                          EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of Class A Common Stock to U.S. and Canadian employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to $21,000 of their annual earnings withheld to purchase the Company's Class A Common Stock. The purchase price of the stock is 85% of the lesser of the closing price for a share of stock on the first day of the purchase period or the last day of the purchase period. During 2003, 2002, and 2001, the Company issued 101,520, 57,652, and 80,984 shares, respectively, to employees under this Plan.

Under the 1999 U.K. Sharesave Scheme, the Company is authorized to issue up to 500,000 shares of Class A Common Stock to eligible employees in the U.K. The Scheme has terms comparable to the 1996 Employee Stock Purchase Plan. As of December 31, 2003, no shares have been issued under this Scheme.

                               STOCK OPTION PLANS

The Company has various stock option plans for employees and directors which provide for nonqualified and incentive stock option grants. The option exercise price cannot be less than the fair market value of the Company's stock at the date of grant, and an option's maximum term is 10 years. Options generally vest ratably over five years or, with respect to certain nonqualified options granted to key executives, upon the attainment of specified prices of the Company's stock. At December 31, 2003, there were 1,744,745 shares available for future option grants under the plans.

The fair value of options, as discussed in Note 1, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    2003         2002        2001
                                  ---------    --------    ---------
Expected dividend yield             3.6%          3.6%       3.4%
Expected volatility                  34%           33%        20%
Risk-free interest rate             3.6%          3.7%       4.6%
Expected life of options           7 YEARS      7 years     7 years

All of the outstanding and exercisable options as of December 31, 2003 are for Class A Common Stock. A summary of the status of the Company's stock option plans is as follows:

                                     2003                  2002                   2001
                          ---------------------------------------------------------------
                                   WEIGHTED-              WEIGHTED-             WEIGHTED-
                                    AVERAGE                AVERAGE               AVERAGE
                                   EXERCISE               EXERCISE              EXERCISE
(shares in thousands)     SHARES    PRICE       SHARES     PRICE      SHARES      PRICE
------------------------  ------   ---------   ---------  ---------   ------    ---------
Outstanding, beginning
 of year                   5,495    $   12         5,282    $   13     4,445    $   13
  Options granted            456         5           891         9     1,116        10
  Options exercised            -         -           (24)        4        (8)        3
  Options forfeited and
   expired                  (631)       12          (654)       12      (271)       12
                           -----                   -----               -----
Outstanding,
  end of year              5,320        11         5,495        12     5,282        13
                           =====                   =====               =====
Exercisable,
  end of year              2,015        12         1,631        12     1,390        12
                           =====                   =====               =====
Weighted-average fair value of options granted during the year:
  Incentive stock options           $ 1.27                  $ 2.23              $ 1.90
  Nonqualified stock options          1.21                    2.35                1.90

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                     Options Outstanding                   Options Exercisable
                   ---------------------------------------------------    ------------------------
                                          WEIGHTED-         WEIGHTED-                    WEIGHTED-
   RANGE OF           NUMBER              AVERAGE            AVERAGE        NUMBER       AVERAGE
   EXERCISE        OUTSTANDING            REMAINING         EXERCISE      EXERCISABLE    EXERCISE
    PRICES          AT 12/31/03        CONTRACTUAL LIFE      PRICE        AT 12/31/03     PRICE
-----------        ------------        ----------------     ---------     -----------   ----------
$   2 to 8                569               8.4              $  5                92       $   3
   9 to 12              2,751               5.7                10             1,173          11
  13 to 17              1,719               3.0                14               469          14
  18 to 20                281               2.6                19               281          19
                        -----                                                 -----
$  2 to 20              5,320               4.9                11             2,015          12
==========              =====               ===              ====             ======      =====

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Crawford & Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments described in Note 1 and the transitional disclosures required by Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," described in Note 1.

As discussed above, the financial statements of Crawford & Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, the Company reclassified reimbursements received for out-of-pocket expenses from operating expenses to revenues as required by Emerging Issues Task Force Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." We audited the adjustment that was applied to reclassify the balances reflected in the 2001 financial statements. Our procedures included (a) agreeing the reclassification amounts to the Company's underlying accounting records, and
(b) testing the mathematical accuracy of the reclassification adjustment. In our opinion, such adjustment is appropriate and has been properly applied. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income per share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustment and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets."

Atlanta, Georgia
February 2, 2004, except for Note 1, as to which the date is July 28, 2004

The following is a copy of a previously issued Report of Independent Public Accountants. This report relates to prior years financial statements. This report has not been reissued by Arthur Andersen LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Crawford & Company:

We have audited the accompanying consolidated balance sheets of CRAWFORD & COMPANY (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford & Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/S/ Arthur Andersen LLP
-------------------------
Arthur Andersen LLP
Atlanta, Georgia
January 25, 2002

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

      2.    Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts - Information required by this schedule is included on page 38 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

                  Schedules I and III through V have been omitted because they are not applicable.

      3.    Exhibits filed with this report.

Exhibit No.               Document
-----------               ---------
3.1             Restated Articles of Incorporation of the Registrant,
                as amended (incorporated by reference to Exhibit 19.1
                to the Registrant's Quarterly Report on Form 10-Q for
                the quarter ended June 30, 1991).

3.2 +           Restated By-laws of the Registrant, as amended.

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

10.4 * +        Amended and Restated Supplemental Executive Retirement Plan.

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

10.8*           Deferred Compensation Plan (As Amended and Restated as of January 1, 2003)
                (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2003).

10.9*           Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

13.1 +          The Registrant's Annual Report to Shareholders for the year ended December 31, 2003
                (only those portions incorporated herein by reference).

14.1 +          Crawford & Company Code of Business Conduct.

21.1 +          Subsidiaries of Crawford & Company.

23.1            Consent of Ernst & Young LLP.

24.1-8 +        Powers of Attorney.

31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.

31.2            Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

32.2            Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+     Filed with the original filing.
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

                                       CRAWFORD & COMPANY

Date  July 30, 2004             By     /s/ Marshall G. Long
                                       ---------------------------
                                       Marshall G. Long,
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       NAME AND TITLE
                                       --------------------------

Date  July 30,  2004                   /s/       M. G. Long
                                       --------------------------
                                       M. G. LONG, Chief Executive Officer
                                       (Principal Executive Officer)

Date  July 30, 2004                    /s/      J. F. Giblin
                                       --------------------------
                                       J. F. GIBLIN, Executive Vice President-
                                       Finance (Principal Financial Officer)

Date  July 30, 2004                    /s/        W. B. Swain
                                       --------------------------
                                       W. B. SWAIN, Senior Vice President and
                                       Controller (Principal Accounting Officer)