Form 10-Q
period 2004-06-30
CRAWFORD & CO
filed 2004-08-09
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES [X]         NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2004 was as follows:

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SIX MONTHS ENDED
                                                               ----------------------------
                                                               JUNE 30,            JUNE 30,
                                                                 2004                2003
                                                               --------            --------
REVENUES:

   Revenues before reimbursements                              $341,871            $343,568
   Reimbursements                                                29,398              28,602

                                                               --------            --------
           TOTAL REVENUES                                       371,269             372,170
                                                               --------            --------
COSTS AND EXPENSES:

   Cost of services provided, before reimbursements             263,260             261,314
   Reimbursements                                                29,398              28,602
                                                               --------            --------
   Cost of Services                                             292,658             289,916

   Selling, general, and administrative expenses                 67,786              65,174

   Corporate interest, net                                          803               2,458

                                                               --------            --------
           TOTAL COSTS AND EXPENSES                             361,247             357,548
                                                               --------            --------

INCOME BEFORE INCOME TAXES                                       10,022              14,622

PROVISION FOR INCOME TAXES                                        2,093               5,322
                                                               --------            --------

NET INCOME                                                     $  7,929            $  9,300
                                                               ========            ========

NET INCOME PER SHARE:

    Basic                                                      $   0.16            $   0.19
    Diluted                                                    $   0.16            $   0.19
                                                               ========            ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:

    Basic                                                        48,724              48,623
    Diluted                                                      48,836              48,670
                                                               ========            ========
CASH DIVIDENDS PER SHARE:

    Class A Common Stock                                       $   0.12            $   0.12
    Class B Common Stock                                       $   0.12            $   0.12
                                                               ========            ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        QUARTER ENDED
                                                               -------------------------------
                                                               JUNE 30,              JUNE 30,
                                                                 2004                  2003
                                                               ---------             ---------
REVENUES:

   Revenues before reimbursements                              $ 172,016             $ 176,310
   Reimbursements                                                 14,517                13,895

                                                               ---------             ---------
           TOTAL REVENUES                                        186,533               190,205
                                                               ---------             ---------
COSTS AND EXPENSES:

   Cost of services provided, before reimbursements              132,135               133,522
   Reimbursements                                                 14,517                13,895
                                                               ---------             ---------
   Cost of Services                                              146,652               147,417

   Selling, general, and administrative expenses                  34,150                32,095

   Corporate interest, net                                          (534)                1,179

                                                               ---------             ---------
           TOTAL COSTS AND EXPENSES                              180,268               180,691
                                                               ---------             ---------

INCOME BEFORE INCOME TAXES                                         6,265                 9,514

PROVISION FOR INCOME TAXES                                           725                 3,463
                                                               ---------             ---------
NET INCOME                                                     $   5,540             $   6,051
                                                               =========             =========
NET INCOME PER SHARE:

    Basic                                                      $    0.11             $    0.12
    Diluted                                                    $    0.11             $    0.12
                                                               =========             =========
WEIGHTED-AVERAGE SHARES OUTSTANDING:

    Basic                                                         48,724                48,623
    Diluted                                                       48,796                48,671
                                                               =========             =========
CASH DIVIDENDS PER SHARE:

    Class A Common Stock                                       $    0.06             $    0.06
    Class B Common Stock                                       $    0.06             $    0.06
                                                               =========             =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                (UNAUDITED)
                                                                 JUNE 30,     DECEMBER 31,
                                                                   2004           2003
                                                                -----------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $  23,090      $  45,805
   Accounts receivable, less allowance for doubtful
      accounts of $22,178 in 2004 and $20,832 in 2003              154,806        142,273
   Unbilled revenues, at estimated billable amounts                105,494        101,557
   Prepaid expenses and other current assets                        13,761         13,028
                                                                 ---------      ---------
       TOTAL CURRENT ASSETS                                        297,151        302,663
                                                                 ---------      ---------
PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                 152,705        154,786
   Less accumulated depreciation                                  (117,099)      (117,618)
                                                                 ---------      ---------
       NET PROPERTY AND EQUIPMENT                                   35,606         37,168
                                                                 ---------      ---------
OTHER ASSETS:
   Intangible assets arising from acquisitions, net                106,383        104,523
   Capitalized software costs, net                                  31,753         31,540
   Deferred income tax asset                                        28,736         28,505
   Other                                                            12,083         12,840
                                                                 ---------      ---------
       TOTAL OTHER ASSETS                                          178,955        177,408
                                                                 ---------      ---------

TOTAL ASSETS                                                     $ 511,712      $ 517,239
                                                                 =========      =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                       JUNE 30,           DECEMBER 31,
                                                                                        2004                  2003
                                                                                     -----------          ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                                              $  41,546             $  43,007
   Accounts payable                                                                      32,924                36,685
   Accrued compensation and related costs                                                32,265                37,870
   Deferred revenues                                                                     22,131                19,172
   Self-insured risks                                                                    17,975                18,040
   Accrued income taxes                                                                   7,213                 7,406
   Other accrued liabilities                                                             22,111                22,418
   Current installments of long-term debt                                                 2,620                 3,106
                                                                                      ---------             ---------
       TOTAL CURRENT LIABILITIES                                                        178,785               187,704
                                                                                      ---------             ---------
NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                             50,841                50,664
   Deferred revenues                                                                     10,403                10,559
   Self-insured risks                                                                    10,780                11,920
   Minimum pension liability                                                             70,159                67,846
   Postretirement medical benefit obligation                                              6,077                 6,077
   Other                                                                                 10,377                 9,875
                                                                                      ---------             ---------
       TOTAL NONCURRENT LIABILITIES                                                     158,637               156,941
                                                                                      ---------             ---------
SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000 shares authorized; 24,027
      shares issued and outstanding in 2004 and 2003                                     24,027                24,027
   Class B Common Stock, $1.00 par value; 50,000 shares authorized; 24,697
      shares issued and outstanding in 2004 and 2003                                     24,697                24,697
   Additional paid-in capital                                                               840                   840
   Retained earnings                                                                    189,829               187,747
   Accumulated other comprehensive loss                                                 (65,103)              (64,717)
                                                                                      ---------             ---------
       TOTAL SHAREHOLDERS' INVESTMENT                                                   174,290               172,594
                                                                                      ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                        $ 511,712             $ 517,239
                                                                                      =========             =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                           ---------------------------
                                                                           JUNE 30,           JUNE 30,
                                                                             2004               2003
                                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  7,929           $  9,300
   Reconciliation of net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                        9,044              8,123
         Deferred income taxes                                                  (90)               245
         Loss on sales of property and equipment                                 40                 76
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                                        (11,716)            (7,215)
            Unbilled revenues                                                (4,118)            (1,658)
            Accrued  or prepaid income taxes                                    (86)             1,226
            Accounts payable and accrued liabilities                         (9,324)               (64)
            Deferred revenues                                                 2,626              4,830
            Prepaid and accrued pension costs                                (1,403)             7,884
            Prepaid expenses and other assets                                 2,167              2,456
                                                                           --------           --------
Net cash (used in) provided by operating activities                          (4,931)            25,203
                                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                    (4,685)            (5,365)
   Capitalization of computer software costs                                 (3,652)            (6,458)
   Acquisitions of businesses, net of cash acquired                            (479)              (166)
   Proceeds from sales of property and equipment                                 85                161
                                                                           --------           --------
Net cash used in investing activities                                        (8,731)           (11,828)
                                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                            (5,847)            (5,835)
   Increase in short-term borrowings                                          4,642              2,224
   Payments on short-term borrowings                                         (8,045)            (1,923)
   Increase in long-term debt                                                   404                218
   Payments on long-term debt                                                  (704)              (621)
   Capitalized loan costs                                                        61                  -
                                                                           --------           --------
Net cash used in financing activities                                        (9,489)            (5,937)
                                                                           --------           --------

Effect of exchange rate changes on cash and cash equivalents                    436                921
                                                                           --------           --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (22,715)             8,359
Cash and cash equivalents at beginning of period                             45,805             34,934
                                                                           --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 23,090           $ 43,293
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Costs associated with the Company's claims management systems totaling $699,000 and $1.5 million for the quarter and six months ended June 30, 2003, respectively, were reclassified from selling, general, and administrative expenses to cost of services provided in the accompanying Consolidated Statements of Income in order to consistently reflect the cost of these systems.

Client collateral deposits in the amount of $4.2 million as of December 31, 2003 were reclassified to other accrued liabilities in the accompanying Consolidated Balance Sheet in order to consistently report these deposits which were previously reported as a reduction to cash and cash equivalents.

The Company receives reimbursements from clients for pass-through expenses related to the cost of media advertising and postage incurred during advertising and noticing campaigns related to class action settlements administered by the Company. The Company previously recorded certain of these reimbursements as a reduction of cost of services rather than as reimbursements revenue. Accordingly, the Company revised the accompanying Consolidated Statements of Income for the quarter and six-month periods ended June 30, 2003 in order to correctly reflect total reimbursements. The impact of this revision was to increase reimbursement revenues and expenses by $3.6 million and $8.7 million for the quarter and six-month periods ended June 30, 2003, respectively. The following table reconciles the Company's total revenues as previously reported in each quarter of 2003 to total revenues after reflecting the effects of the revisions:

                                                       Quarter Ended
                                  ---------------------------------------------------------
                                  March 31,       June 30,     September 30,    December 31,
(in thousands)                      2003            2003            2003           2003            Total
--------------                    ---------       --------     -------------    ------------      --------
Total revenues, as
   previously reported            $176,873        $186,627        $184,084        $185,297        $732,881
Effect of revision                   5,093           3,578          15,225          11,233          35,129
                                  --------        --------        --------        --------        --------

Total revenues, revised           $181,966        $190,205        $199,309        $196,530        $768,010
                                  ========        ========        ========        ========        ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table reconciles the Company's costs of services as previously reported in each quarter of 2003 to costs of services after reflecting the effects of the revisions:

                                                       Quarter Ended
                                  ---------------------------------------------------------
                                  March 31,       June 30,     September 30,    December 31,
(in thousands)                      2003            2003            2003           2003            Total
--------------                    ---------       --------     -------------    ------------      --------
Costs of services, as
   previously reported            $137,407        $143,839        $143,537        $135,090        $559,873
Effect of revision                   5,093           3,578          15,225          11,233          35,129
                                  --------        --------        --------        --------        --------

Costs of services, revised        $142,500        $147,417        $158,762        $146,323        $595,002
                                  ========        ========        ========        ========        ========

These revisions had no effect on revenues before reimbursements or net income as previously reported.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2004. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Company's critical accounting policies and estimates, as disclosed on Form 10-K/A for the fiscal year ended December 31, 2003.

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for the Company's option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 Quarter ended             Six months ended
                                            -----------------------     -----------------------
                                            June 30,      June 30,      June 30,      June 30,
(in thousands, except per share data)         2004          2003          2004          2003
-------------------------------------       ---------     ---------     ---------     ---------
Net income as reported                      $   5,540     $   6,051     $   7,929     $   9,300
Less:  compensation expense using the
          fair value method, net of tax           142           281           345           629
                                            ---------     ---------     ---------     ---------
Pro forma net income                        $   5,398     $   5,770     $   7,584     $   8,671
                                            =========     =========     =========     =========
Net income per share - basic:
As reported                                 $    0.11     $    0.12     $    0.16     $    0.19
                                            =========     =========     =========     =========
Pro forma                                   $    0.11     $    0.12     $    0.15     $    0.18
                                            =========     =========     =========     =========
Net income per share - diluted:
As reported                                 $    0.11     $    0.12     $    0.16     $    0.19
                                            =========     =========     =========     =========
Pro forma                                   $    0.11     $    0.12     $    0.15     $    0.18
                                            =========     =========     =========     =========

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      Quarter ended               Six months ended
                                  ----------------------        ----------------------
                                 June 30,       June 30,       June 30,       June 30,
                                   2004           2003           2004           2003
                                  -------        -------        -------        -------
Expected dividend yield            3.4%           3.6%           3.4%           3.6%
Expected volatility                 35%            34%            34%            34%
Risk-free interest rate            3.8%           3.6%           3.8%           3.6%
Expected life of options          7 years        7 years        7 years        7 years

2. During the quarter and six months ended June 30, 2004, the Company utilized $122,000 and $207,000, respectively, of its restructuring reserves for payments related to lease terminations. As of June 30, 2004, remaining restructuring reserves were $1.1 million, $904,000 of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options, if any, using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarters and six months ended June 30, 2004 and 2003:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                   Quarter ended               Six months ended
                                                              -----------------------     -------------------------
                                                             June 30,         June 30,    June 30,         June 30,
(in thousands, except per share data)                          2004             2003        2004             2003
-------------------------------------                        --------         --------    --------         --------
Net income available to common shareholders                   $ 5,540          $ 6,051     $ 7,929          $ 9,300
                                                              =======          =======     =======          =======

Weighted-average common shares outstanding - Basic             48,724           48,623      48,724           48,623
Dilutive effect of stock options                                   72               48         112               47
                                                              -------          -------     -------          -------
Weighted-average common shares outstanding - Diluted           48,796           48,671      48,836           48,670
                                                              =======          =======     =======          =======

Basic net income per share                                    $  0.11          $  0.12     $  0.16          $  0.19
                                                              =======          =======     =======          =======
Diluted net income per share                                  $  0.11          $  0.12     $  0.16          $  0.19
                                                              =======          =======     =======          =======

Additional options to purchase 4,830,048 shares of Class A Common Stock at exercise prices ranging from $5.42 to $19.50 per share were outstanding at June 30, 2004, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares during the 2004 six-month period. To include them would have been antidilutive.

4. Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and six months ended June 30, 2004 and 2003:

                                                  Quarter ended               Six months ended
                                             -----------------------      -----------------------
                                             June 30,       June 30,      June 30,       June 30,
(in thousands)                                 2004           2003          2004           2003
--------------                               --------       --------      --------       --------
Net income                                    $ 5,540        $ 6,051       $ 7,929        $ 9,300
Foreign currency translation adjustment        (3,442)         2,066          (386)         6,788
                                              -------        -------       -------        -------
Comprehensive income                          $ 2,098        $ 8,117       $ 7,543        $16,088
                                              =======        =======       =======        =======

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

Financial information for the quarters and six months ended June 30, 2004 and 2003 covering the Company's reportable segments is presented below:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Quarter ended               Six months ended
                                                -----------------------       -----------------------
                                                June 30,       June 30,       June 30,       June 30,
(in thousands)                                    2004           2003           2004           2003
--------------                                  --------       --------       --------       --------
 REVENUES:
   U.S.                                         $109,593       $121,858       $218,906       $236,931
   International                                  62,423         54,452        122,965        106,637
                                                --------       --------       --------       --------
     TOTAL REVENUES BEFORE REIMBURSEMENTS       $172,016       $176,310       $341,871       $343,568
                                                ========       ========       ========       ========
OPERATING EARNINGS:
   U.S.                                         $  3,826       $ 10,131       $  6,718       $ 14,180
   International                                   1,905            562          4,107          2,900
                                                --------       --------       --------       --------
     TOTAL OPERATING EARNINGS                   $  5,731       $ 10,693       $ 10,825       $ 17,080
                                                ========       ========       ========       ========

6. During the quarter ended March 31, 2004, the Company made additional payments of $106,000 to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made through April of 2005. During June 2004, the Company acquired the net assets of Cabinet Mayoussier, Cabinet Tricaud, and TMA, France-based loss adjusting firms for an initial purchase price of $1.4 million, including deferred consideration of $828,000. This acquisition was made to strengthen the Company's position in the French loss adjusting market. The Company acquired assets with a fair value of $3.3 million, including goodwill of $1.7 million, and assumed liabilities of $1.9 million. Additional contingent payments due under this agreement may be made through October of 2009.

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.4 million through 2009, as follows:

2004                  2005            2006            2007             2008            2009
----                  ----            ----            ----             ----            ----
$106,000            $541,000         $79,000         $79,000        $2,300,000       $267,000

8. The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. defined benefit pension plan for the quarters and six months ended June 30, 2004 and 2003 included the following components:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                         Quarter ended                  Six months ended
                                         -------------                  ----------------
                                    June 30,        June 30,        June 30,        June 30,
(in thousands)                        2004            2003            2004            2003
--------------                      --------        --------        --------        --------
Interest cost                       $  5,337        $  5,383        $ 10,674        $ 10,766
Expected return on assets             (5,960)         (5,357)        (11,920)        (10,714)
Net amortization                          --             334              --             668
Recognized net actuarial loss          1,386           1,980           2,772           3,960
                                    --------        --------        --------        --------
Net periodic benefit cost           $    763        $  2,340        $  1,526        $  4,680
                                    ========        ========        ========        ========

The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2004.

In December 2003, a law was passed which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits paid after 2006 will be lower as a result of the new Medicare provision; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. The Company intends to recognize the new Medicare provision's impact by adopting Financial Accounting Standards Board Staff Position 106-2 during the 2004 third quarter. Adoption of this Staff Position is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS

Consolidated net income was $5.5 million and $6.1 million for the quarters ended June 30, 2004 and 2003, respectively, and $7.9 million and $9.3 million for the six months ended June 30, 2004 and 2003, respectively. During the 2004 second quarter, we settled a tax credit refund claim with the Internal Revenue Service which increased net income by $2.8 million. There was no such tax refund settlement in 2003.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before net corporate interest and taxes) during the quarter and six months ended June 30, 2004, totaled $5.7 million and $10.8 million, respectively, compared with $10.7 million and $17.1 in the comparable 2003 periods. Following is a reconciliation of consolidated net income to operating earnings for the quarters and six months ended June 30, 2004 and 2003 and the related margins as a percentage of revenues before reimbursements:

                                          Quarter ended                          Six months ended
                             --------------------------------------    --------------------------------------
                             June 30,       %     June 30,      %      June 30,      %     June 30,     %
      (in thousands)          2004       Margin    2003       Margin    2004      Margin    2003      Margin
      --------------         -------     ------   -------     ------   --------   ------  -------     ------
Net income                   $ 5,540       3.2%   $ 6,051      3.4%    $ 7,929      2.3%  $ 9,300      2.7%
Add (deduct):
   Net corporate interest       (534)     (0.3)     1,179      0.7         803      0.3     2,458      0.7
   Income taxes                  725       0.4      3,463      2.0       2,093      0.6     5,322      1.6
                             -------      ----    -------      ---     -------     ----   -------      ---
Operating earnings           $ 5,731       3.3%   $10,693      6.1%    $10,825      3.2%  $17,080      5.0%
                             =======       ===    =======      ===     =======      ===   =======      ===

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

Operating results for our U.S. and international operations for the quarters and six months ended June 30, 2004 and 2003 are as follows:

                                                          Quarter ended            Six months ended
                                                      ----------------------     ---------------------
                                                       June 30,     June 30,     June 30,     June 30,
   (in thousands)                                       2004         2003         2004          2003
   --------------                                       ----         ----         ----          ----
REVENUES BEFORE REIMBURSEMENTS:
   U.S.                                               $109,593     $121,858     $218,906     $236,931
   International                                        62,423       54,452      122,965      106,637
                                                      --------     --------     --------     --------
           TOTAL                                      $172,016     $176,310     $341,871     $343,568

COMPENSATION & FRINGE BENEFITS:
   U.S.                                               $ 67,834     $ 75,302     $137,201     $149,646
   % of Revenues                                          61.9%        61.8%        62.6%        63.1%
   International                                        42,849       38,324       85,269       73,817
   % of Revenues                                          68.6%        70.4%        69.4%        69.2%
                                                      --------     --------     --------     --------
           TOTAL                                      $110,683     $113,626     $222,470     $223,463
           % of Revenues                                  64.4%        64.4%        65.0%        65.0%

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION &
FRINGE BENEFITS:
   U.S.                                               $ 37,933     $ 36,425     $ 74,987     $ 73,105
   % of Revenues                                          34.6%        29.9%        34.3%        30.9%
   International                                        17,669       15,566       33,589       29,920
   % of Revenues                                          28.3%        28.6%        27.3%        28.1%
                                                      --------     --------     --------     --------
           TOTAL                                      $ 55,602     $ 51,991     $108,576     $103,025
           % of Revenues                                  32.3%        29.5%        31.8%        30.0%
                                                      --------     --------     --------     --------

OPERATING EARNINGS (1):
   U.S.                                               $  3,826     $ 10,131     $  6,718     $ 14,180
   % of Revenues                                           3.5%         8.3%         3.1%         6.0%
   International                                         1,905          562        4,107        2,900
   % of Revenues                                           3.1%         1.0%         3.3%         2.7%
                                                      --------     --------     --------     --------
           TOTAL                                      $  5,731     $ 10,693     $ 10,825     $ 17,080
           % of Revenues                                   3.3%         6.1%         3.2%         5.0%

(1) Earnings before net corporate interest and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters and six months ended June 30, 2004 and 2003 are as follows:

                                        Quarter ended                        Six months ended
                              ---------------------------------     ----------------------------------
                              June 30,    June 30,                  June 30,    June 30,
    (in thousands)             2004        2003         Variance      2004        2003       Variance
    --------------             ----        ----         --------      ----        ----       --------
Insurance companies           $ 48,369    $ 62,175       (22.2%)    $ 98,822    $120,825     (18.2%)
Self-insured entities           40,353      42,057        (4.1%)      80,762      84,542      (4.5%)
Class action services           20,871      17,626        18.4%       39,322      31,564      24.6%
                              --------    --------                  --------    --------
     TOTAL U.S. REVENUES
     BEFORE REIMBURSEMENTS    $109,593    $121,858       (10.1%)    $218,906    $236,931      (7.6%)
                              ========    ========                  ========    ========

Revenues from insurance companies decreased 22.2% from the 2003 period second quarter to $48.4 million in the 2004 second quarter, reflecting a continued softening in the Company's U.S. insurance company referrals for high-frequency, low-severity claims. Revenues from self-insured clients decreased 4.1% from the 2003 second quarter to $40.4 million in the 2004 due primarily to a decline in workers' compensation claim referrals. See the following analysis of U.S. cases received. Class action revenues, which can fluctuate based on the timing of project awards, increased 18.4% from the 2003 second quarter to $20.9 million in the current quarter. This increase is primarily the result of work performed on major projects which were awarded in 2003 and 2004.

Case Volume Analysis

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, decreased 19.6% in the second quarter of 2004 compared to the 2003 period. This decrease was partially offset by a 6.8% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 12.8% decrease in U.S. revenues for the second quarter of 2004, excluding revenues from class action services. Our U.S. referrals for high-frequency, low-severity claims have declined during the year resulting in an increase in our average revenue per claim. Growth in class action services increased U.S. revenues by 2.7% in the quarter ended June 30, 2004, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarters and six months ended June 30, 2004 and 2003 is as follows:

                                            Quarter ended                  Six months ended
                                  -------------------------------  --------------------------------
                                  June 30,   June 30,              June 30,    June 30,
   (whole numbers)                 2004       2003      Variance     2004       2003       Variance
   ---------------                 ----       ----      --------     ----       ----       --------
Casualty                           49,653     51,518      (3.6%)    101,679    107,096      (5.1%)
Property                           49,085     65,718     (25.3%)     90,058    116,886     (23.0%)
Vehicle                            34,109     51,016     (33.1%)     68,049    100,081     (32.0%)
Workers' Compensation              38,230     45,432     (15.9%)     77,820     94,347     (17.5%)
Other                               4,886      5,249      (6.9%)      9,574     10,632     (10.0%)
                                  -------    -------               --------    -------
     TOTAL U.S. CASES RECEIVED    175,963    218,933     (19.6%)    347,180    429,042     (19.1%)
                                  =======    =======               ========    =======

Our decline in workers' compensation claim referrals has been primarily due to declines in U.S. employment levels and associated injury rates. Recently reported gains in U.S. employment levels should benefit future workers' compensation claim referrals. The decline in property and vehicle claims for the quarter is due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. Conservative underwriting by insurance companies, including significant increases in policy deductibles, has contributed to an industry-wide decline in property and casualty claims frequency. The decline in casualty claims is primarily due to a reduction in claims referred by our existing client base.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased slightly to 61.9% in the second quarter of 2004 as compared to 61.8% in the 2003 quarter.

In response to the ongoing decline in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by 17% as compared to employment levels through the 2003 second quarter. There were an average of 3,900 full-time equivalent employees in the first six months of 2004, compared to an average of 4,702 in the 2003 period.

U.S. salaries and wages totaled $56.4 million and $111.5 million for the quarter and six months ended June 30, 2004, respectively, decreasing 7.5% and 7.7%, from $61.0 million and $120.7 million in the comparable 2003 periods. Payroll taxes and fringe benefits for U.S. operations totaled $11.4 million and $25.7 million in the second quarter and first six months of 2004, respectively, decreasing 20.4% and 11.1% from 2003 costs of $14.3 million and $28.9 million for the comparable periods. These decreases reflect the reduction in full-time equivalent employees during the current quarter and year-to-date period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 34.6% of revenues for the quarter ended June 30, 2004, up from 29.9% for the same period in 2003. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits approximated 34.3% of revenues for the six-month period ended June 30, 2004, up from 30.9% for the same period in 2003. These increases primarily relate to higher professional fees associated with growth in our class action services unit during the 2004 periods.

REIMBURSEMENTS

Reimbursements in our U.S. operations increased to $8.1 million and $17.0 million for the quarter and six months ended June 30, 2004, respectively, from $7.1 million and $15.9 million in the comparable 2003 period, reflecting the increase in revenues from our class action services unit.

INTERNATIONAL OPERATIONS

REVENUES

Substantially all international revenues are derived from the insurance company market. Revenues before reimbursements from our international operations increased 14.6%, from $54.5 million in the second quarter of 2003 to $62.4 million in the 2004 second quarter. Revenues before reimbursements for the first six months of 2004 totaled $123.0 million, a 15.3% increase from $106.6 million reported in the first six months of 2003. International unit volume, measured principally by cases received, increased 3.0% and 2.0% in the current quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Revenues reflect an 11.1% and 12.5% increase during the quarter and six months ended June 30, 2004, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

International unit volume by region for the quarters and six months ended June 30, 2004 and 2003 was as follows:

                                               Quarter ended                Six months ended
                                        ----------------------------  ------------------------------
                                        June 30,  June 30,            June 30,   June 30,
   (whole numbers)                       2004       2003    Variance    2004       2003     Variance
   ---------------                       ----       ----    --------    ----       ----     --------
United Kingdom                          26,937     22,944     17.4%    51,309     45,588      12.5%
Americas                                24,532     27,208     (9.8%)   52,667     57,827      (8.9%)
CEMEA                                   21,269     19,396      9.7%    42,311     39,060       8.3%
Asia/Pacific                             9,205      9,992     (7.9%)   19,043     19,654      (3.1%)
                                        ------     ------             -------    -------
  TOTAL INTERNATIONAL CASES RECEIVED    81,943     79,540      3.0%   165,330    162,129       2.0%
                                        ======     ======             =======    =======

The increase in the United Kingdom (U.K.) is largely due to an increase in claims received from new contracts entered into in late 2003 and during 2004. The decrease in the Americas is primarily due to the receipt of approximately 3,200 low-value property claims in Brazil during the 2003 second quarter. There was no such intake of claims in the 2004 period. The increase in Continental Europe, Middle East, & Africa ("CEMEA") is largely due to an increase in high-frequency, low-value claims in Holland, Spain, France and Germany. The decrease in Asia/Pacific is primarily due to a decrease in weather related claims in Australia.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, decreased to 68.6% for the quarter ended June 30, 2004 from 69.4% for the same period in 2003, primarily due to a reduction of capacity within our U.K. unit. For the six-month period, compensation, payroll taxes and fringe benefits increased slightly as a percentage of revenues to 70.0% in 2004 from 69.2% in 2003. There were an average of 3,116 full-time equivalent employees in the first six months of 2004 compared to an average of 3,125 in the 2003 period.

Salaries and wages of international personnel increased to $36.0 million for the quarter ended June 30, 2004, from $32.6 million in the comparable 2003 period. For the six-month period, salaries and wages increased to $71.5 million in 2004 from $62.3 million in 2003. Payroll taxes and fringe benefits for international operations totaled $6.8 million and $13.8 million for the quarter and six months ended June 30, 2004, respectively, compared to $5.7 million and $11.5 million for the same periods in 2003. The increases in these costs are largely the result of a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 28.3% and 27.3% of international revenues for the quarter and six months ended June 30, 2004, respectively, down from 28.6% and 28.1% for the same period in 2003, primarily due to a reduction of capacity within our U.K. unit.

REIMBURSEMENTS

Reimbursements in our international operations decreased to $6.4 million and $12.4 million for the quarter and six months ended June 30, 2004, respectively, from $6.8 million and $12.7 million in the comparable 2003 period. This decrease is due to a decline in the number of claims requiring the use of outside experts during the current year periods.

NET CORPORATE INTEREST AND INCOME TAXES

During June 2004, we settled a tax credit refund claim with the Internal Revenue Service and recorded a receivable of $3.5 million which is comprised of a tax refund of $1.7 million and associated interest of $1.8 million. The receipt of this refund is expected by December 31, 2004.

Including interest of $1.8 million associated with the tax credit refund claim, net corporate interest decreased to ($534,000) and $803,000 for the quarter and six months ended June 30, 2004, respectively, from $1.2 million and $2.5 million in the comparable 2003 periods.

Excluding the tax refund of $1.7 million mentioned above, our effective tax rate was 39.4% and 38.4% of pretax income for the quarter and six months ended June 30, 2004, respectively, compared to 36.4% of pretax income for the quarter and six months ended June 30, 2003. Taxes on income, including the expected tax refund, totaled $725,000 and $2.1 million for the quarter and six months ended June 30, 2004, respectively, as compared to $3.5 million and $5.3 million for the comparable 2003 periods. We perform a quarterly evaluation of our effective tax rate expected for the year. Based on operating results through the first six months of 2004 and a projection of operating results for the remainder of the year, we estimate that our effective tax rate will be 38.4% for the calendar year 2004, before considering the tax credit. The change in our estimated effective tax rate was primarily due to a change in the mix of income expected from our various international operations.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2004, current assets exceeded current liabilities by approximately $118.4 million, an increase of $3.4 million from the working capital balance at December 31, 2003. Cash and cash equivalents at June 30, 2004 totaled $23.1 million, a decrease of $22.7 million from the balance at December 31, 2003. Cash used in operations during the period totaled $4.9 million, which was used to fund growth in our class action services and international operations and a $6.1 million annual contribution to our U.S. defined contribution pension plan. Other significant uses of cash during the period included dividends paid to shareholders, investments in computer software, net payments on short-term borrowings and acquisitions of property and equipment.

Cash dividends to shareholders approximated 73.7% of net income in the first six months of 2004, compared to 62.7% for the same period in 2003. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first six months of 2004, we did not repurchase any Class A or Class B Common Stock. As of June 30, 2004, 705,863 shares are eligible to be repurchased under the discretionary 1999 share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain committed revolving credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. The balance of unused lines of credit totaled $24.2 million at June 30, 2004. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2004 totaled $41.5 million, decreasing from $43.0 million at December 31, 2003. Long-term borrowings outstanding, excluding current installments, as of June 30, 2004 totaled $50.8 million compared to $50.7 million at December 31, 2003. Please refer to the debt covenants discussion under the "Factors that May Affect Future Results" section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at June 30, 2004 was $174.3 million, compared with $172.6 million at December 31, 2003. This increase is primarily the result of net income less dividends paid to shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgements based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion regarding the application of our critical accounting policies, see our Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. Our Form 10-K/A for the year ended December 31, 2003, discusses such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of our Melville, New York office for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.4 million through 2009, as follows: 2004 - $106,000; 2005 - $541,000; 2006 - $79,000; 2007 - $79,000; 2008 - $2,300,000;
and 2009 - $267,000.

We maintain letters of credit to satisfy certain contractual requirements. At June 30, 2004, there was $12.2 million committed under these letters of credit.

POSTRETIREMENT MEDICAL BENEFITS

In December 2003, a law was passed which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provision; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. The Company intends to recognize the new Medicare provision's impact by adopting Financial Accounting Standards Board Staff Position 106-2 during the 2004 third quarter. The adoption of this Staff Position is not expected to have a material effect on our financial position, results of operations, or cash flows.

PENDING SALE OF UNDEVELOPED REAL ESTATE

We have signed a contract to sell an undeveloped parcel of real estate for a sales price of $10.4 million, consisting of $2.25 million due at closing and a 6% promissory note for $8.15 million payable in its entirety 180 days after closing. The sale is subject to certain contingencies but we expect to close this transaction in the third quarter of 2004 and recognize a pretax gain of approximately $9.2 million.

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes due October 2010 pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of June 30,
2004, there was $33.6 million outstanding on the revolving credit line with an average variable interest rate of 5.3%. In addition, letters of credit of $12.2 million were also outstanding under this revolving credit line. The stock of Crawford & Company International, Inc. is pledged as security under the Revolving Credit Agreement and the Notes Purchase Agreement and the Company's domestic subsidiaries have guaranteed the Company's obligations under these agreements.

Both of these agreements contain various provisions which require us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. We must maintain, on a rolling four quarter basis, a leverage ratio of consolidated debt to earnings before interest, income taxes, depreciation, amortization, certain non-recurring charges, and the capitalization of internally developed software costs ("EBITDA") of no more than 2.75 times EBITDA. This ratio is reduced to a maximum allowable of 2.50 times EBITDA at September 30, 2004 and 2.25 times EBITDA at September 30, 2005 and thereafter. We must also maintain a fixed charge coverage ratio of EBITDA less depreciation and amortization plus lease expense ("EBITR") to total fixed charges, consisting of interest expense and lease expense, of no less than 1.25 times fixed charges. This ratio is increased to a minimum allowable of 1.50 times fixed charges at September 30, 2004 and thereafter. Additionally, we are required to maintain a minimum net worth equal to $135,516,350 plus 50% of our cumulative positive consolidated net income earned after December 31, 2002 plus 100% of the net proceeds from any equity offering subject to certain terms and conditions. For purposes of determining minimum net worth, any non-cash adjustments after December 31, 2002 related to our pension fund liabilities, goodwill, or foreign currency translations are excluded.

We were in compliance with these debt covenants as of June 30, 2004. However, based upon our operating results for the next six months of 2004, continued compliance with the covenant to maintain a certain fixed charge coverage ratio for the quarter ended September 30, 2004 may depend upon the successful closing, during that quarter, of the transaction to sell undeveloped real estate, discussed above. If we were not to meet the covenant requirement, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we were unable to obtain a waiver on satisfactory terms, we may be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Once the sale of the real estate discussed above is complete, our current operating results indicate that we will be in compliance with the financial covenants contained in the Revolving Credit Agreement and the Notes Purchase Agreement throughout 2004. However, there can be no assurance that our actual financial results will match our current results or that we will not violate the covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments during the 2004 second quarter or six months ended June 30, 2004.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 36.0% and 31.0% of total revenues for the six months ended June 30, 2004 and 2003, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of June 30, 2004 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $316,000, or less than $0.01 per share, during the first six months of 2004, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At June 30, 2004, we had $41.5 million in short-term loans outstanding, including bank overdraft facilities, with an average variable interest rate of 5.0%. If the average interest rate were to change by 1%, the impact to pretax income for the six months ended June 30, 2004 would be approximately $208,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate were to change by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our frozen U.S. defined benefit plan would change by approximately $10.8 million. The impact of this change to pretax income for the six months ended June 30, 2004 would have been approximately $562,000, or $0.01 per share.

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

CHANGES IN INTERNAL CONTROLS

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of CRAWFORD & COMPANY (a Georgia corporation) as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, referred to above, for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CRAWFORD & COMPANY as of December 31, 2003, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and in our report dated February 2, 2004, except for Note 1, as to which the date is July 28, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/ Ernst & Young LLP

Atlanta, Georgia
August 3, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of our Melville, New York office for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

            3.1 Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly report on form 10-Q for the quarter ended June 31, 1991).

            3.2 Restated By-Laws of the Registrant, as amended (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 2003).

            10.1  Supplemental Executive Retirement Plan

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

            Current Report on Form 8-K dated April 22, 2004 containing a copy of the Registrant's press release dated April 22, 2004 titled "Crawford & Company Announces Resignation of Grover. L. Davis as Chairman and Chief Executive Officer."

            Current Report on Form 8-K dated April 26, 2004 containing a copy of the Registrant's press release dated April 26, 2004 titled "Crawford Reports First Quarter 2004 Results."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRAWFORD & COMPANY
                                         (Registrant)

Date: August 3, 2004                     /s/ Marshall G. Long
                                         ---------------------------------------
                                         Marshall G. Long
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 3, 2004                     /s/ John F. Giblin
                                         ---------------------------------------
                                         John F. Giblin
                                         Executive Vice President - Finance
                                         (Principal Financial Officer)

Date: August 3, 2004                     /s/ W. Bruce Swain
                                         ---------------------------------------
                                         W. Bruce Swain
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.       Description                                                 Sequential Page No.
   10.1           Supplemental Executive Retirement Plan                             28

   15.1           Letter from Ernst & Young LLP                                      35

   31.1           Certification of principal executive officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002                      36

   31.2           Certification of principal financial officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002                   37

   32.1           Certification of principal executive officer pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002                      38

   32.2           Certification of principal financial officer pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002                      39