Form 10-Q
period 2004-09-30
CRAWFORD & CO
filed 2004-11-09
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              for the quarterly period ended September 30, 2004
                                    OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         YES [X]         NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004 was as follows:
               CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,146,740
               CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (In thousands, except per share data)

                                                             NINE MONTHS ENDED
                                                      ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                         2004                 2003
                                                      -------------       -------------
REVENUES:

   Revenues before reimbursements                       $ 527,741          $ 515,802
   Reimbursements                                          61,036             55,677
                                                        ---------          ---------
           TOTAL REVENUES                                 588,777            571,479
                                                        ---------          ---------
COSTS AND EXPENSES:

   Cost of services provided, before reimbursements       407,599            395,272
   Reimbursements                                          61,036             55,677
                                                        ---------          ---------
   Cost of Services                                       468,635            450,949
   Selling, general, and administrative expenses          100,946             95,332
   Special (credit)/charge (1)                             (8,573)             8,000
   Corporate interest, net                                  2,269              3,855
                                                        ---------          ---------
           TOTAL COSTS AND EXPENSES                       563,277            558,136
                                                        ---------          ---------

INCOME BEFORE INCOME TAXES                                 25,500             13,343

PROVISION FOR INCOME TAXES                                  8,046              7,769
                                                        ---------          ---------
NET INCOME                                              $  17,454          $   5,574
                                                        ---------          ---------
NET INCOME PER SHARE:
    Basic                                               $    0.36          $    0.11
    Diluted                                             $    0.36          $    0.11
                                                        =========          =========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                  48,748             48,649
    Diluted                                                48,829             48,701
                                                        =========          =========
CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                $    0.18          $    0.18
    Class B Common Stock                                $    0.18          $    0.18
                                                        =========          =========

(1) Special credit is a pretax gain related to the sale of an undeveloped parcel of real estate. Special charge is an after-tax fine related to the settlement of a Department of Justice investigation.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                QUARTER ENDED
                                                      ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                          2004               2003
                                                      -------------       -------------
REVENUES:

   Revenues before reimbursements                       $ 185,870          $ 172,234
   Reimbursements                                          31,638             27,075
                                                        ---------         ----------
           TOTAL REVENUES                                 217,508            199,309
                                                        ---------         ----------
COSTS AND EXPENSES:

   Cost of services provided, before reimbursements       144,339            132,501
   Reimbursements                                          31,638             27,075
                                                        ---------         ----------
   Cost of Services                                       175,977            159,576
   Selling, general, and administrative expenses           33,160             31,615
   Special (credit)/charge (1)                             (8,573)             8,000
   Corporate interest, net                                  1,466              1,397
                                                        ---------         ----------
           TOTAL COSTS AND EXPENSES                       202,030            200,588
                                                        ---------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                          15,478             (1,279)

PROVISION FOR INCOME TAXES                                  5,953              2,447
                                                        ---------         ----------
NET INCOME (LOSS)                                       $   9,525         ($   3,726)
                                                        =========         ==========
NET INCOME (LOSS) PER SHARE:
    Basic                                               $    0.20         ($    0.08)
    Diluted                                             $    0.20         ($    0.08)
                                                        =========         ==========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                  48,796             48,700
    Diluted                                                48,917             48,700
                                                        =========         ==========
CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                $    0.06          $    0.06
    Class B Common Stock                                $    0.06          $    0.06
                                                        =========         ==========

(1) Special credit is a pretax gain related to the sale of an undeveloped parcel of real estate. Special charge is an after-tax fine related to the settlement of a Department of Justice investigation.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2004              2003
                                                              -------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $  27,888         $  45,805
   Accounts receivable, less allowance for doubtful
      accounts of $23,329 in 2004 and $20,832 in 2003             172,735           142,273
   Unbilled revenues, at estimated billable amounts               108,772           101,557
   Prepaid expenses and other current assets                       20,410            13,028
                                                                ---------         ---------
       TOTAL CURRENT ASSETS                                       329,805           302,663
                                                                ---------         ---------
PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                154,344           154,786
   Less accumulated depreciation                                 (119,500)         (117,618)
                                                                ---------         ---------
       NET PROPERTY AND EQUIPMENT                                  34,844            37,168
                                                                ---------         ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net               107,409           104,523
   Capitalized software costs, net                                 32,569            31,540
   Deferred income tax asset                                       28,750            28,505
   Other                                                           11,708            12,840
                                                                ---------         ---------
       TOTAL OTHER ASSETS                                         180,436           177,408
                                                                ---------         ---------

TOTAL ASSETS                                                    $ 545,085         $ 517,239
                                                                =========         =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (In thousands)

                                                                           (UNAUDITED)
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                              2004            2003
                                                                           -------------    ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                                     $  38,012       $  43,007
   Accounts payable                                                             37,015          36,152
   Accrued compensation and related costs                                       38,302          37,870
   Deferred revenues                                                            26,817          19,172
   Self-insured risks                                                           19,702          18,040
   Accrued income taxes                                                         17,409           7,406
   Other accrued liabilities                                                    23,178          22,418
   Current installments of long-term debt                                        2,313           3,106
                                                                             ---------       ---------
       TOTAL CURRENT LIABILITIES                                               202,748         187,171
                                                                             ---------       ---------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                    50,830          50,664
   Deferred revenues                                                            10,291          10,559
   Self-insured risks                                                            8,604          11,920
   Minimum pension liability                                                    70,306          67,846
   Postretirement medical benefit obligation                                     5,913           6,077
   Other                                                                        10,611          10,408
                                                                             ---------       ---------
       TOTAL NONCURRENT LIABILITIES                                            156,555         157,474
                                                                             ---------       ---------

SHAREHOLDERS' INVESTMENT:
   Class A Common Stock, $1.00 par value; 50,000
      shares authorized; 24,147 and 24,027 shares issued and outstanding
      at September 30, 2004 and December 31, 2003, respectively                 24,147          24,027
   Class B Common Stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2004 and 2003                                              24,697          24,697
   Additional paid-in capital                                                    1,403             840
   Retained earnings                                                           196,425         187,747
   Accumulated other comprehensive loss                                        (60,890)        (64,717)
                                                                             ---------       ---------
       TOTAL SHAREHOLDERS' INVESTMENT                                          185,782         172,594
                                                                             ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $ 545,085       $ 517,239
                                                                             =========       =========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                               ------------------------------
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2004             2003
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 17,454          $  5,574
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                             13,512            12,290
         Deferred income taxes                                        (28)              271
         (Gain) loss on sales of property and equipment            (8,472)              100
         Changes in operating assets and liabilities,
               net of effects of acquisitions:
            Accounts receivable, net                              (28,984)           (1,246)
            Unbilled revenues                                      (3,655)              603
            Accrued  or prepaid income taxes                        9,827             3,017
            Accounts payable and accrued liabilities                 (118)           10,203
            Deferred revenues                                       7,160             1,302
            Prepaid and accrued pension costs                          (1)            1,788
            Prepaid expenses and other assets                       3,155            (3,175)
                                                                 --------          --------
Net cash provided by operating activities                           9,850            30,727
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                          (7,582)           (8,205)
   Capitalization of computer software costs                       (5,946)           (9,390)
   Proceeds from sale of undeveloped land                           2,028                 -
   Acquisitions of businesses, net of cash acquired                  (617)             (551)
   Proceeds from sales of property and equipment                      178               251
                                                                 --------          --------
Net cash used in investing activities                             (11,939)          (17,895)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (8,776)           (8,760)
   Proceeds from exercise of stock options                            683               419
   Increase in short-term borrowings                                1,928             4,530
   Payments on short-term borrowings                               (9,327)           (2,901)
   Increase in long-term debt                                         335               434
   Payments on long-term debt                                      (1,176)           (1,510)
   Capitalized loan costs                                              61                 -
                                                                 --------          --------
Net cash used in financing activities                             (16,272)           (7,788)
                                                                 --------          --------

Effect of exchange rate changes on cash and cash equivalents          444             1,269
                                                                 --------          --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (17,917)            6,313
                                                                 --------          --------
Cash and cash equivalents at beginning of period                   45,805            34,934
                                                                 --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 27,888          $ 41,247
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Costs associated with the Company's claims management systems totaling $814,000 and $2.3 million for the quarter and nine months ended September 30, 2003, respectively, were reclassified from selling, general, and administrative expenses to cost of services provided in the accompanying Consolidated Statements of Income in order to consistently reflect the cost of these systems.

Client collateral deposits in the amount of $4.2 million as of December 31, 2003 were reclassified to other accrued liabilities in the accompanying Consolidated Balance Sheet in order to consistently report these deposits which were previously reported as a reduction to cash and cash equivalents.

The Company receives reimbursements from clients for pass-through expenses related to the cost of media advertising and postage incurred during advertising and noticing campaigns related to class action settlements administered by the Company. The Company previously recorded certain of these reimbursements as a reduction of cost of services rather than as reimbursements revenue. The Company revised the accompanying Consolidated Statements of Income for the quarter and nine-month periods ended September 30, 2003 in order to correctly reflect total reimbursements. The impact of this revision was to increase reimbursement revenues and expenses by $15.2 million and $23.9 million for the quarter and nine-month periods ended September 30, 2003, respectively. The following table reconciles the Company's total revenues as previously reported in each quarter of 2003 to total revenues after reflecting the effects of the revisions:

                                                 Quarter Ended
                              --------------------------------------------------
                               March 31,    June 30,  September 30,  December 31,
(in thousands)                    2003        2003        2003           2003           Total
--------------                ----------   ---------  -------------  -----------     ---------
Total revenues,
  as previously reported      $ 176,873    $ 186,627    $ 184,084      $ 185,297     $ 732,881
Effect of revision                5,093        3,578       15,225         11,233        35,129
                              ---------    ---------    ---------      ---------     ---------

Total revenues, revised       $ 181,966    $ 190,205    $ 199,309      $ 196,530     $ 768,010
                              =========    =========    =========      =========     =========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table reconciles the Company's costs of services as previously reported in each quarter of 2003 to costs of services after reflecting the effects of the revisions:

                                                   Quarter Ended
                              --------------------------------------------------
                               March 31,    June 30,  September 30,  December 31,
(in thousands)                   2003        2003        2003           2003          Total
--------------                ----------   ---------  -------------  -----------     ---------
Costs of services, as
   previously reported         $ 138,164    $144,538    $ 144,351     $  145,257     $ 572,310
Effect of revision                 5,093       3,578       15,225         11,233        35,129
                               ---------   ---------    ---------     ----------     ---------

Costs of services, revised     $ 143,257    $148,116    $ 159,576     $  156,490     $ 607,439
                               =========    ========    =========     ==========     =========

These revisions had no effect on revenues before reimbursements or net income as previously reported.

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2004. These condensed financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                      Quarter ended                   Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
 (in thousands, except per share data)             2004            2003             2004            2003
----------------------------------------       -------------   -------------    -------------   -------------
 Net income (loss) as reported                    $9,525         $(3,726)          $ 17,454         $ 5,574
 Less: compensation expense using the
           fair value method, net of tax             253             364                649           1,029
                                                  ------         -------           --------         -------
 Pro forma net income (loss)                      $9,272         $(4,090)          $ 16,805         $ 4,545
                                                  ======         =======           ========         =======

 Net income (loss) per share - basic:
 As reported                                      $ 0.20         $ (0.08)          $   0.36         $  0.11
                                                  ======         =======           ========         =======
 Pro forma                                        $ 0.19         $ (0.09)          $   0.34         $  0.09
                                                  ======         =======           ========         =======

 Net income (loss) per share - diluted:
 As reported                                      $ 0.20         $ (0.08)          $   0.36         $  0.11
                                                  ======         =======           ========         =======
 Pro forma                                        $ 0.19         $ (0.09)          $   0.34         $  0.09
                                                  ======         =======           ========         =======

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Quarter ended                Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
                                                   2004            2003             2004           2003
                                               -------------   -------------    -------------   -------------
Expected dividend yield                             3.6%             3.6%              3.6%           3.6%
Expected volatility                                  35%              34%               35%            34%
Risk-free interest rate                             3.8%             3.6%              3.8%           3.6%
Expected life of options                         7 years          7 years           7 years        7 years

2. During the quarter and nine months ended September 30, 2004, the Company utilized $64,000 and $271,000, respectively, of its restructuring reserves for payments related to lease terminations. As of September 30, 2004, remaining restructuring reserves were $996,000, $818,000 of which is included in other noncurrent liabilities. The noncurrent portion of accrued restructuring costs consists of long-term lease obligations related to various United Kingdom offices, which the Company has vacated and is currently attempting to sublease. Management periodically reviews the restructuring reserves and believes the remaining reserves are adequate to complete its plan.

3. Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options, if any, using the "treasury stock" method.

Below is the calculation of basic and diluted net income per share for the quarters and nine months ended September 30, 2004 and 2003:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        Quarter ended                Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
  (in thousands, except per share data)            2004            2003             2004           2003
---------------------------------------        -------------   -------------    -------------   -------------
Net income (loss) available to common
shareholders
                                                 $  9,525        $ (3,726)         $17,454         $ 5,574
                                                 ========        ========          =======         =======
Weighted-average common shares outstanding -
Basic                                              48,796          48,700           48,748          48,649
Dilutive effect of stock options                      121               -               81              52
                                                 --------        --------          -------         -------
Weighted-average common shares outstanding -
Diluted                                            48,917          48,700           48,829          48,701
                                                 ========        ========          =======         =======

Basic net income (loss) per share                $   0.20        $  (0.08)         $  0.36         $  0.11
                                                 ========        ========          =======         =======
Diluted net income (loss) per share              $   0.20        $  (0.08)         $  0.36         $  0.11
                                                 ========        ========          =======         =======

Additional options to purchase 4,679,898 shares of Class A Common Stock at exercise prices ranging from $5.32 to $19.50 per share were outstanding at September 30, 2004, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares during the 2004 nine-month period. To include them would have been antidilutive.

4. Comprehensive income (loss) for the Company consists of the total of net income (loss) and foreign currency translation adjustments. Below is the calculation of comprehensive income (loss) for the quarters and nine months ended September 30, 2004 and 2003:

                                                       Quarter ended                  Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
    (in thousands)                                 2004            2003             2004             2003
----------------------------------             -------------   -------------    -------------   -------------
Net income (loss)                                 $  9,525        $ (3,726)        $  17,454       $   5,574
Foreign currency translation adjustment              4,213             914             3,827           7,702
                                                  --------        --------         ---------       ---------
Comprehensive income (loss)                       $ 13,738        $ (2,812)        $  21,281       $  13,276
                                                  ========        ========         =========       =========

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before special credits/charges, net corporate interest and income taxes.

Financial information for the quarters and nine months ended September 30, 2004 and 2003 covering the Company's reportable segments is presented below:

                                                       Quarter ended                   Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
    (in thousands)                                 2004            2003            2004             2003
-------------------------------                -------------   -------------    -------------   -------------
 REVENUES:
    U.S.                                          $123,466       $117,653         $342,372         $354,584
    International                                   62,404         54,581          185,369          161,218
                                                  --------       --------         --------         --------
       TOTAL REVENUES BEFORE
       REIMBURSEMENTS                             $185,870       $172,234         $527,741         $515,802
                                                  ========       ========         ========         ========
 OPERATING EARNINGS:

    U.S.                                          $  7,023       $  6,638         $ 13,741         $ 20,818
    International                                    1,348          1,480            5,455            4,380
                                                  --------       --------         --------         --------
       TOTAL OPERATING EARNINGS                   $  8,371       $  8,118         $ 19,196         $ 25,198
                                                  ========       ========         ========         ========

6. During the quarters ended March 31, 2004 and September 30, 2004, the Company made additional payments of $106,000 and $97,000, respectively, to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made through April 2005. During the quarter ended September 30, 2004, the Company made an additional payment of $41,000 to the former owners of SVS Experts B.V. pursuant to a purchase agreement entered into in 2001. There are no additional contingent payments due under this agreement. During June 2004, the Company acquired the net assets of Cabinet Mayoussier, Cabinet Tricaud, and TMA, France-based loss adjusting firms for an initial purchase price of $1.4 million, including deferred consideration of $828,000. This acquisition was made to strengthen the Company's position in the French loss adjusting market. The Company acquired assets with a fair value of $3.3 million, including goodwill of $1.7 million, and assumed liabilities of $1.9 million. Additional contingent payments due under this agreement may be made through October 2009. The results of operations of the acquired company are included in the Company's consolidated results as of the acquisition date.

7. The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements, which would result in additional goodwill when paid, would approximate $3.2 million through 2009, as follows:

  2005         2006         2007          2008           2009
--------     -------      -------      ----------      --------
$445,000     $80,000      $80,000      $2,347,000      $270,000

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. defined benefit pension plan for the quarters and nine months ended September 30, 2004 and 2003 included the following components:


                                                        Quarter ended                 Nine months ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
    (in thousands)                                 2004           2003               2004            2003
-------------------------                      ------------    -------------    -------------   -------------
Interest cost                                     $ 5,337          $ 5,383          $ 16,011       $ 16,149
Expected return on assets                          (5,960)          (5,357)          (17,880)       (16,071)
Net amortization                                        -              334                 -          1,002
Recognized net actuarial loss                       1,386            1,980             4,158          5,940
                                                  -------          -------          --------       --------
Net periodic benefit cost                         $   763          $ 2,340          $  2,289       $  7,020
                                                  =======          =======          ========       ========

The Company was not required to make any contributions to its frozen U.S. defined benefit pension plan during 2004, but elected to contribute $1.0 million during the quarter ended September 30, 2004, which represented the minimum contribution required to avoid the imposition of Pension Benefit Guarantee Corporation variable rate insurance premiums.

9. On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation was passed in December 2003, and provides for a federal subsidy to employers who offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. The Company adopted the provisions of FASB Staff Position 106-2 during the third quarter of 2004, which reduced its accumulated post-retirement benefit obligation by approximately $2.0 million, resulting in an unrecognized net gain to the Company's post-retirement medical plan ("the Plan"). This unrecognized net gain is being amortized over the remaining life expectancy of the Plan participants and through September 30, 2004, such amortization reduced the Company's post retirement liability and expense by $145,000.

On October 13, 2004, the FASB concluded that Statement 123R, "Share Based Payment," which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. For those companies that elect the modified prospective transition alternative, retroactive application of the requirements of Statement 123 (not Statement
123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The FASB is expected to issue the final Statement during the 2004 fourth quarter. Based on employee stock options issued through September 30, 2004, adoption of the Statement in the 2005 third quarter, and use of the modified prospective transition method, the Company expects the adoption of this Statement, when issued in its final form, to reduce net income by approximately $475,000 in the year of adoption.

10. On September 29, 2004, the Company completed the sale of an undeveloped parcel of real estate to a limited liability company wholly owned and controlled by Mr. John Williams, a member of the Company's Board of Directors, for a purchase price of $9.7 million. This purchase price represented a premium over an independent appraised value of the property. The Company received cash of $2.1 million and a $7.6 million first lien mortgage note receivable, at an effective interest rate of 4% per annum, due in its entirety in 270 days. A pretax gain of $8.6 million was recognized on the sale.

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

RESULTS OF OPERATIONS

Consolidated net income (loss) was $9.5 million and ($3.7) million for the quarters ended September 30, 2004 and 2003, respectively, and $17.5 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively. During the 2004 third quarter, we recognized a gain of $5.2 million, net of related income taxes, on the sale of an undeveloped parcel of real estate. For the nine months ended September 30, 2004 consolidated net income includes a tax credit refund claim and associated interest with the Internal Revenue Service which increased net income by $2.8 million. For the quarter and nine months ended September 30, 2003, consolidated net income (loss) includes an after-tax charge of $8.0 million under an agreement reached with the Department of Justice to resolve an investigation of our billing practices.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before special credit/charge, net corporate interest, and taxes) during the quarter and nine months ended September 30, 2004, totaled $8.4 million and $19.2 million, respectively, compared with $8.1 million and $25.2 million in the comparable 2003 periods. Following is a reconciliation of consolidated net income (loss) to operating earnings for the quarters and nine months ended September 30, 2004 and 2003 and the related margins as a percentage of revenues before reimbursements:

                                           Quarter ended                     Nine months ended
                            ---------------------------------------  -------------------------------------
                            September     %     September      %     September    %     September     %
   (in thousands)           30, 2004    Margin  30, 2003     Margin  30, 2004   Margin   30, 2003   Margin
----------------------      ---------   ------  ---------    ------  ---------  ------  ---------   ------
Net income (loss)            $ 9,525      5.1%  $ (3,726)    (2.2)%  $ 17,454    3.3%   $  5,574     1.1%
Add/(deduct):
   Special credit/charge      (8,573)    (4.6)     8,000      4.7      (8,573)  (1.6)      8,000     1.6
   Net corporate interest      1,466      0.8      1,397      0.8       2,269    0.4       3,855     0.7
   Income taxes                5,953      3.2      2,447      1.4       8,046    1.5       7,769     1.5
                             -------      ---   --------      ---    --------    ---    --------     ----
Operating earnings           $ 8,371      4.5%  $  8,118      4.7%   $ 19,196    3.6%   $ 25,198     4.9%
                             =======      ===   ========      ===    ========    ===    ========     ===

The following is a discussion and analysis of the consolidated financial condition and results of operations of our two reportable segments: U.S. operations and international operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. Revenue amounts discussed exclude reimbursements for pass-through expenses. Expense amounts discussed exclude reimbursements, special credit/charge, net corporate interest, and income taxes. Revenues and expense amounts relating to reimbursements for pass-through expenses are discussed separately.

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

Operating results for our U.S. and international operations for the quarters and nine months ended September 30, 2004 and 2003 are as follows:

                                               Quarter ended                Nine months ended
                                               -------------                -----------------
                                      September 30,   September 30,   September 30,  September 30,
   (in thousands)                        2004            2003             2004          2003
--------------------------            -------------   -------------   -------------  -------------
REVENUES BEFORE REIMBURSEMENTS:
   U.S.                                 $123,466        $117,653        $342,372        $354,584
   International                          62,404          54,581         185,369         161,218
                                        --------        --------        --------        --------
         TOTAL                          $185,870        $172,234        $527,741        $515,802

COMPENSATION & FRINGE BENEFITS:
   U.S.                                 $ 72,209        $ 71,725        $209,410        $221,371
   % of Revenues                            58.5%           61.0%           61.2%           62.4%
   International                          44,494          39,078         129,763         112,895
   % of Revenues                            71.3%           71.6%           70.0%           70.0%
                                        --------        --------        --------        --------
          TOTAL                         $116,703        $110,803        $339,173        $334,266
          % of Revenues                     62.8%           64.3%           64.3%           64.8%

EXPENSES OTHER THAN REIMBURSEMENTS,
COMPENSATION & FRINGE BENEFITS:
   U.S.                                 $ 44,234        $ 39,290        $119,221        $112,395
   % of Revenues                            35.8%           33.4%           34.8%           31.7%
   International                          16,562          14,023          50,151          43,943
   % of Revenues                            26.5%           25.7%           27.1%           27.3%
                                        --------        --------        --------        --------
          TOTAL                         $ 60,796        $ 53,313        $169,372        $156,338
          % of Revenues                     32.7%           31.0%           32.1%           30.3%
                                        --------        --------        --------        --------
OPERATING EARNINGS (1):
   U.S.                                 $  7,023        $  6,638        $ 13,741        $ 20,818
   % of Revenues                             5.7%            5.6%            4.0%            5.9%
   International                           1,348           1,480           5,455           4,380
   % of Revenues                             2.2%            2.7%            2.9%            2.7%
                                        --------        --------        --------        --------
          TOTAL                         $  8,371        $  8,118        $ 19,196        $ 25,198
          % of Revenues                      4.5%            4.7%            3.6%            4.9%


(1) Earnings before special credit/charge, net corporate interest, and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters and nine months ended September 30, 2004 and 2003 are as follows:

                                               Quarter ended                    Nine months ended
                                --------------------------------------   ----------------------------------------
                                September 30,  September 30,             September 30,  September 30,
   (in thousands)                   2004           2003       Variance     2004              2003       Variance
-----------------------         -------------  -------------  --------   -------------  -------------   ---------
Insurance companies               $ 58,000        $ 56,834      2.1%       $156,822       $177,659        (11.7%)
Self-insured entities               39,483          40,875     (3.4%)       120,245        125,417         (4.1%)
Class action services               25,983          19,944     30.3%         65,305         51,508         26.8%
                                  --------        --------                 --------       --------
      TOTAL U.S. REVENUES
      BEFORE REIMBURSEMENTS       $123,466        $117,653      4.9%       $342,372       $354,584         (3.4%)
                                  ========        ========                 ========       ========

Revenues from insurance companies increased 2.1% from $56.8 million in the 2003 third quarter to $58.0 million in the 2004 third quarter, reflecting a $4.0 million increase in revenues generated by the Company's catastrophe adjusters in response to the recent hurricanes which struck the southeastern United States during the 2004 third quarter. Revenues from self-insured clients decreased 3.4%, from $40.9 million in the 2003 third quarter to $39.5 million in the 2004 period, due primarily to a reduction in claim referrals from our existing clients, only partially offset by new business gains. See the following analysis of U.S. cases received. Class action revenues, which can fluctuate based on the timing of project awards, increased 30.3%, from $19.9 million in the 2003 third quarter to a new quarterly record of $26.0 million in the current quarter. This increase is primarily the result of work commenced on several new projects awarded during 2004.

Case Volume Analysis

U.S. unit volume, measured principally by cases received, and excluding the impact of class action services, increased 7.6% in the third quarter of 2004 compared to the 2003 period. This increase was offset by a 7.8% revenue decrease from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.2% decrease in U.S. revenues for the third quarter of 2004, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 5.1% in the quarter ended September 30, 2004, compared to the prior year period.

Excluding the impact of class action services, U.S. unit volume by major product line, as measured by cases received, for the quarters and nine months ended September 30, 2004 and 2003 is as follows:

                                             Quarter ended                         Nine months ended
                                --------------------------------------   ----------------------------------------
                                September 30,  September 30,             September 30,  September 30,
   (whole numbers)                   2004        2003         Variance       2004          2003         Variance
-----------------------         -------------  -------------  --------   -------------  -------------   ---------
Casualty                           53,760         52,987        1.5%       155,439         160,083        (2.9%)
Property                           90,238         62,329       44.8%       180,296         179,215         0.6%
Vehicle                            38,371         43,318      (11.4%)      106,420         143,399       (25.8%)
Workers' Compensation              37,388         45,980      (18.7%)      115,208         140,327       (17.9%)
Other                               5,531          4,773       15.9%        15,105          15,405        (1.9%)
                                  -------        -------                   -------         -------
     TOTAL U.S. CASES RECEIVED    225,288        209,387        7.6%       572,468         638,429       (10.3%)
                                  =======        =======                   =======         =======

The sharp increase in property claims for the quarter is due to the four hurricanes that hit Florida and other southeastern states during August and September of 2004. This influx in case referrals has created a strong backlog of claims that we will handle in the 2004 fourth quarter and first half of 2005. The decline in vehicle claims for the quarter is due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. Conservative underwriting by insurance companies, including significant increases in policy deductibles, has contributed to an industry-wide decline in property and casualty claims frequency, exclusive of recent hurricane-related claims. Our decline in workers' compensation claim referrals is due to a reduction from our existing clients, only partially offset by new business gains, and reflects a continued weakness in U.S. employment levels and associated injury rates.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues decreased to 58.5% in the third quarter of 2004 as compared to 61.0% in the 2003 quarter, reflecting a usage of excess operating capacity due to the increase in hurricane-related claims. In response to the year-to-date declines in U.S. claims volume, we have reduced our level of U.S. full-time equivalent employees by 8.7% as compared to employment levels through the 2003 third quarter. There were an average of 4,200 full-time equivalent employees in the first nine months of 2004, compared to an average of 4,602 in the 2003 period.

U.S. salaries and wages totaled $59.7 million for the quarter ended September 30, 2004, increasing 2.8% from $58.1 million in the 2003 period. This increase reflects higher compensation expense in our catastrophe unit which is responding to the recent hurricanes that struck the southeastern United States during the 2004 third quarter. U.S. salaries and wages totaled $171.3 million for the nine months ended September 30, 2004, decreasing 4.3% from $178.9 million in the comparable 2003 period. Payroll taxes and fringe benefits for U.S. operations totaled $12.5 million and $38.1 million in the third quarter and first nine months of 2004, respectively, decreasing 8.1% and 10.4% from 2003 costs of $13.6 million and $42.5 million for the comparable periods. These decreases reflect the reduction in full-time equivalent employees during the current quarter and year-to-date period.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 35.8% of revenues for the quarter ended September 30, 2004, up from 33.4% for the same period in 2003. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits approximated 34.8% of revenues for the nine-month period ended September 30, 2004, up from 31.7% for the same period in 2003. These increases primarily relate to higher outsourced administration fees associated with growth in our class action services unit during the 2004 periods.

REIMBURSEMENTS

Reimbursements in our U.S. operations increased to $24.8 million and $41.8 million for the quarter and nine months ended September 30, 2004, respectively, from $18.7 million and $34.6 million in the comparable 2003 period, reflecting higher pass-through expenses relating to the increase in revenues from our class action services unit.

INTERNATIONAL OPERATIONS

REVENUES

Substantially all international revenues are derived from the insurance company market. Revenues before reimbursements from our international operations increased 14.3%, from $54.6 million in the third quarter of 2003 to $62.4 million in the 2004 third quarter. Revenues before reimbursements for the first nine months of 2004 totaled $185.4 million, a 15.0% increase from $161.2 million reported in the first nine months of 2003. International unit volume, measured principally by cases received, increased 1.4% and 1.8% in the current quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Revenues increased by 5.8% and 2.3% in the current quarter and nine months ended September 30, 2004, respectively, from changes in the mix of services provided and in the rates charged for those services. Revenues reflect a 7.1% and 10.9% increase during the quarter and nine months ended September 30, 2004, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

International unit volume by region for the quarters and nine months ended September 30, 2004 and 2003 was as follows:

                                               Quarter ended                     Nine months ended
                                --------------------------------------   ----------------------------------------
                                September 30,  September 30,             September 30,  September 30,
   (whole numbers)                  2004           2003       Variance       2004           2003        Variance
------------------------        -------------  -------------  --------   -------------  -------------   ---------
United Kingdom                      27,075         24,675         9.7%        78,384         70,263        11.6%
Americas                            31,820         29,373         8.3%        84,487         87,200        (3.1%)
CEMEA                               20,329         22,715       (10.5%)       62,640         61,775         1.4%
Asia/Pacific                         8,545          9,832       (13.1%)       27,588         29,486        (6.4%)
                                    ------         ------                    -------        -------
   TOTAL INTERNATIONAL CASES
   RECEIVED                         87,769         86,595         1.4%       253,099        248,724         1.8%
                                    ======         ======                    =======        =======

The increase in the United Kingdom (U.K.) is largely due to an increase in claims received from new contracts entered into in late 2003 and during 2004. The increase in the Americas is primarily due to weather related claims in Canada and the Caribbean during the 2004 third quarter. The decrease in Continental Europe, Middle East, & Africa ("CEMEA") is primarily due to the loss of a client in South Africa which referred approximately 2,800 high-frequency, low-dollar claims to us during the 2003 third quarter. The decrease in Asia/Pacific is primarily due to a decline in weather related claims in Australia during 2004.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, decreased slightly to 71.3% for the quarter ended September 30, 2004 from 71.6% for the same period in 2003, primarily due to a reduction of capacity within our U.K. unit. For the nine-month period, compensation, payroll taxes and fringe benefits remained constant as a percentage of revenues at 70.0% in 2004 and 2003. There were an average of 3,137 full-time equivalent employees in the first nine months of 2004 compared to an average of 3,123 in the 2003 period.

Salaries and wages of international personnel increased to $37.5 million for the quarter ended

September 30, 2004, up 13.6% from $33.0 million in the comparable 2003 period. For the nine-month period, salaries and wages increased to $108.9 million in 2004, up 14.2% from $95.4 million in 2003. Payroll taxes and fringe benefits for international operations totaled $7.0 million and $20.8 million for the quarter and nine months ended September 30, 2004, respectively, increasing 14.8% and 18.9% compared to costs of $6.1 million and $17.5 million for the same periods in 2003. The increases in these costs are largely the result of a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.5% and 27.1% of international revenues for the quarter and nine months ended September 30, 2004, respectively, compared to 25.7% and 27.3% for the same period in 2003.

REIMBURSEMENTS

Reimbursements in our international operations decreased to $6.8 million and $19.2 million for the quarter and nine months ended September 30, 2004, respectively, from $8.4 million and $21.1 million in the comparable 2003 periods. These declines are due to a decline in the number of claims requiring the use of outside experts during the current year periods.

SPECIAL CREDIT/CHARGE, NET CORPORATE INTEREST, AND INCOME TAXES

During September 2004, we completed the sale of an undeveloped parcel of real estate. We received cash of $2.1 million and a $7.6 million first lien mortgage note receivable, at an effective interest rate of approximately 4% per annum, due in its entirety in 270 days. This note is recorded in the accompanying balance sheet under other current assets. A pretax gain of $8.6 million was recognized on the sale. After reflecting income taxes, this special credit increased net income by $5.2 million, or $0.11 per share, during the 2004 third quarter.

During the 2003 third quarter, we recorded an after-tax $8.0 million charge, or $0.17 per share, in connection with the settlement of a Department of Justice investigation.

During June 2004, we settled a tax credit refund claim with the Internal Revenue Service and recorded a receivable of $3.5 million which is comprised of a tax refund of $1.7 million and associated interest of $1.8 million.

Net corporate interest increased to $1.5 million for the quarter ended September 30, 2004 from $1.4 million in the 2003 period. Including interest income of $1.8 million associated with the tax refund claim discussed above, net corporate interest decreased to $2.2 million for the 2004 year-to-date period from $3.9 million in the comparable 2003 period.

Excluding the tax refund of $1.7 million in 2004 and the $8.0 million after-tax charge in 2003, our effective tax rate was 38.4% of pretax income for the quarter and nine months ended September 30, 2004, compared to 36.4% of pretax income for the quarter and nine months ended September 30, 2003. Taxes on income, including the expected tax refund, totaled $6.0 million and $8.0 million for the quarter and nine months ended September 30, 2004, respectively, as compared to $2.4 million and $7.8 million for the comparable 2003 periods. We perform a quarterly evaluation of our effective tax rate expected for the year. Based on operating results through the first nine months of 2004 and a projection of operating results for the remainder of the year, we estimate that our effective tax rate will be 38.4% for the calendar year 2004, before considering the tax credit. The change in our estimated effective tax rate for 2004 was primarily due to a change in the mix of income expected from our various international operations.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2004, current assets exceeded current liabilities by approximately $127.1 million, an increase of $11.6 million from the working capital balance at December 31, 2003. Cash and cash equivalents at September 30, 2004 totaled $27.9 million, a decrease of $17.9 million from the balance at December 31, 2003. Cash provided by operations during the 2004 period totaled $9.9 million, compared to $30.7 million for the same period in 2003. Our class action services operations used cash in the current year-to-date period to fund growth in its operations and capital expenditures of $12.1 million. We made a $6.1 million annual contribution to our U.S. defined contribution pension plan during the 2004 first quarter. There was no such contribution during 2003. During the 2004 third quarter, we made a $1.0 million contribution to our frozen U.S. defined benefit plan, as compared to a $10.0 million contribution during the 2003 third quarter. Other significant uses of cash during the 2004 period included dividends paid to shareholders, acquisitions of property and equipment, investments in computer software, and net payments on short-term borrowings.

Cash dividends to shareholders approximated 50.3% of net income in the first nine months of 2004, compared to 157.2% for the same period in 2003. The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first nine months of 2004, we did not repurchase any Class A or Class B Common Stock. As of September 30, 2004, 705,863 shares are eligible to be repurchased under the discretionary 1999 share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain committed revolving credit lines with banks in order to meet seasonal working capital requirements and other financing needs that may arise. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. The balance of unused lines of credit totaled $24.2 million at September 30, 2004. Short-term borrowings outstanding, including bank overdraft facilities, as of September 30, 2004 totaled $38.0 million, decreasing from $43.0 million at December 31, 2003. Long-term borrowings outstanding, excluding current installments, as of September 30, 2004 totaled $50.8 million compared to $50.7 million at December 31, 2003. Please refer to the debt covenants discussion under the "Factors that May Affect Future Results" section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next twelve months.

We do not engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt is maintained primarily to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at September 30, 2004 was $185.8 million, compared with $172.6 million at December 31, 2003. This increase is primarily the result of net income less dividends paid to shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgements based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies and estimates since December 31, 2003. For a complete discussion regarding the application of our critical accounting policies, see our Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

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

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of one of our New York offices for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K/A for the year ended December 31, 2003 filed with the

Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

We have received notice and anticipate that we will be the subject of an audit under California Labor Code Sections 129 and 129.5 by the Audit Unit, Division of Workers Compensation, Department of Industrial Relations, State of California ("Audit Unit"). The Audit Unit seeks to audit workers compensation files which we handled on behalf of our clients in our El Segundo, California office in 2001 and 2002. This audit relates to a previous audit that we underwent in El Segundo in 2000 wherein we agreed to the imposition of a civil penalty pursuant to California Labor Code Section 129.5 and submission to this current follow-up audit, among other items. With respect to this current audit, we cannot predict when it will be completed, its ultimate outcome, its effect on our financial condition, results of operations, or cash flows.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.2 million through 2009, as follows: 2005 - $445,000; 2006 - $80,000; 2007 - $80,000; 2008 - $2,347,000; and 2009 -
$270,000.

We maintain letters of credit to satisfy certain contractual requirements. At September 30, 2004, there was $12.2 million committed under these letters of credit.

POSTRETIREMENT MEDICAL BENEFITS

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation was passed in December 2003, and provides for a federal subsidy to employers who offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. We adopted the provisions of FASB Staff Position 106-2 during the third quarter of 2004, which reduced our accumulated post-retirement benefit obligation by approximately $2.0 million, resulting in an unrecognized net gain to the Company's post-retirement medical plan ("the Plan"). This unrecognized net gain is being amortized over the remaining life expectancy of the Plan participants and through September 30, 2004, such amortization reduced our post-retirement liability and expense by $145,000. (See footnote 9 to the condensed consolidated financial statements).

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes due October 2010 pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of September 30, 2004, there was $33.6 million outstanding on the revolving credit line with an average variable interest rate of 5.3%. In addition, letters of credit of $12.2 million were also outstanding under this revolving credit line. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and the Company's domestic subsidiaries have guaranteed the Company's obligations under these agreements.

Both of these agreements contain various provisions which require us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. We must maintain, on a rolling four quarter basis, a leverage ratio of consolidated debt to earnings before interest, income taxes, depreciation, amortization, certain non-recurring charges, and the capitalization of internally developed software costs ("EBITDA") of no more than 2.50 times EBITDA. This ratio is reduced to a maximum allowable of 2.25 times EBITDA at September 30, 2005 and thereafter. We must also maintain a fixed charge coverage ratio of EBITDA less depreciation and amortization plus lease expense ("EBITR") to total fixed charges, consisting of interest expense and lease expense, of no less than 1.50 times fixed charges. Additionally, we are required to maintain a minimum net worth equal to $135,516,350 plus 50% of our cumulative positive consolidated net income earned after December 31, 2002, plus 100% of the net proceeds from any equity offering subject to certain terms and conditions. For purposes of determining minimum net worth, any non-cash adjustments after December 31, 2002 related to our pension fund liabilities, goodwill, or foreign currency translations are excluded.

We were in compliance with these debt covenants as of September 30, 2004. If we were not to meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we were unable to obtain a waiver on satisfactory terms, we may be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Our current operating results indicate that we will be in compliance with the financial covenants contained in the Revolving Credit Agreement and the Notes Purchase Agreement throughout 2004. However, there can be no assurance that our actual financial results will match our current results or that we will not violate the covenants.

PENDING ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the FASB concluded that Statement 123R, "Share Based Payments" which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. For those companies that elect the modified prospective transition alternative, retroactive application of the requirements of Statement 123 (not Statement
123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The FASB is expected to issue the final statement during the 2004 fourth quarter. Based on employee stock options issued through September 30, 2004, adoption of the Statement in the 2005 third quarter, and use of the modified prospective transition method, we expect the adoption of this Statement, when issued in its final form, to reduce net income by approximately $475,000 in the year of adoption, or $0.01 per share. (See footnote 9 to the condensed consolidated financial statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments during the 2004 third quarter or nine months ended September 30, 2004.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 35.1% and 31.3% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Except for borrowing in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of September 30, 2004 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have decreased pretax income by approximately $365,000, or less than $0.01 per share, during the first nine months of 2004, had the U.S. dollar exchange rate increased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At September 30, 2004, we had $38.0 million in short-term loans outstanding, including bank overdraft facilities, with an average variable interest rate of 5.3%. If the average interest rate were to change by 1%, the impact to pretax income for the nine months ended September 30, 2004 would be approximately $285,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate were to change by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our frozen U.S. defined benefit plan would change by approximately $10.8 million. The impact of this change to pretax income for the nine months ended September 30, 2004 would have been approximately $843,000, or $0.01 per share.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of CRAWFORD & COMPANY as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

                                              /s/ Ernst & Young LLP

Atlanta, Georgia
November 8, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received two related federal grand jury subpoenas which we understand have been issued as part of a possible conflicts of interest investigation involving a public entity client of one of our New York offices for Risk Management Services and Healthcare Management. We have completed our responses to both of these subpoenas. For a complete discussion regarding legal proceedings, see our Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission, under the heading "Factors that May Affect Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

We have received notice and anticipate that we will be the subject of an audit under California Labor Code Sections 129 and 129.5 by the Audit Unit, Division of Workers Compensation, Department of Industrial Relations, State of California ("Audit Unit"). The Audit Unit seeks to audit workers compensation files which we handled on behalf of our clients in our El Segundo, California office in 2001 and 2002. This audit relates to a previous audit that we underwent in El Segundo in 2000 wherein we agreed to the imposition of a civil penalty pursuant to California Labor Code Section 129.5 and submission to this current follow-up audit, among other items. With respect to this current audit, we cannot predict when it will be completed, its ultimate outcome, or its effect on our financial position, results of operations, or cash flows.

ITEM 6. EXHIBITS

            Exhibits:

            3.1 Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly report on form 10-Q for the quarter ended June 30, 1991).

            3.2 Restated By-Laws of the Registrant, as amended (incorporated by reference to the Registrant's form 10-Q for the quarter ended March 31, 2004).

            10.1  Restated Supplemental Executive Retirement Plan, as amended

            23.1  Letter from Ernst & Young

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

                                     CRAWFORD & COMPANY
                                     (Registrant)

Date: November 8, 2004               /s/ Thomas W. Crawford
                                     ------------------------------------------
                                     Thomas W. Crawford
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date: November 8, 2004               /s/ John F. Giblin
                                     ------------------------------------------
                                     John F. Giblin
                                     Executive Vice President - Finance
                                     (Principal Financial Officer)

Date: November 8, 2004               /s/ W. Bruce Swain
                                     ------------------------------------------
                                     W. Bruce Swain
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit  No.     Description                                                       Sequential Page No.
10.1             Restated Supplemental Executive Retirement Plan                          31

23.1             Letter from Ernst & Young LLP                                            39

31.1             Certification of principal executive officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                            40

31.2             Certification of principal financial officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002                         41

32.1             Certification of principal executive officer pursuant
                 to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002                            42

32.2             Certification of principal financial officer pursuant
                 to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002                            43