Form 10-K
period 2004-12-31
CRAWFORD & CO
filed 2005-03-15
CIK 25475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Georgia                                    58-0506554
------------------------------------------------      -------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification Number)

   5620 Glenridge Dr., N.E., Atlanta, Georgia                   30342
------------------------------------------------      --------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
             Title of each class                        registered
             -------------------               ------------------------------
    Class A Common Stock - $1.00 Par Value        New York Stock Exchange
    Class B Common Stock - $1.00 Par Value        New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ---------------------------------------
                                 (Title of Class)

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

The aggregate market value of the voting and non-voting stock held by nonaffiliates* of the Registrant was $96,830,678 as of June 30, 2004, based upon the closing price as reported on NYSE on such date.

------------------
*All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 11, 2005, was:

          Class A Common Stock - $1.00 Par Value - 24,180,992 Shares Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference:

(1) Annual Report to Shareholders for the Year Ended December 31, 2004,
Part II  - Items 5, 6, 7, 7A and 8; Part IV - Item 15, and

(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, Part III -Items 10, 11, 12, 13, and 14.

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant"), founded in 1941, is the world's largest (based on annual revenues) independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 63 countries. Major service lines include workers' compensation claims administration and healthcare management services, property and casualty claims management, class action services and risk management information services.

DESCRIPTION OF SERVICES

The percentages of consolidated revenues before reimbursements, derived from the Registrant's United States ("U.S.") and international operations are shown in the following schedule:

                                         Years Ended December 31,
                                     --------------------------------
                                      2004         2003         2002
                                     ------       ------       ------
U.S. Operations                        65.2%        68.3%        72.7%

International Operations               34.8%        31.7%        27.3%
                                      -----        -----        -----

                                      100.0%       100.0%       100.0%
                                      =====        =====        =====

U.S. OPERATIONS. Claims management services are provided by the Registrant in the U. S. to three different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides, primarily the field investigation and evaluation of property and casualty insurance claims. The Registrant services clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a more complete range of services. In addition to the field investigation and evaluation of their claims, the Registrant may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services. The Registrant also performs administrative services for class actions settlements, including those settlements for product liability, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds.

The major elements of U.S. claims management services (which include the limited services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are:

      - Initial Loss Reporting - the Registrant's XPressLink(SM) service provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

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

      - Subrogation - the negotiation with, and recovering funds from, third parties or insurers responsible for the loss.

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

      - Auditing Services - the Registrant's medical and hospital bill audit programs assist clients in controlling medical costs associated with workers' compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states. The Registrant also provides a preferred provider organization through an affiliation with the First Health Group.

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

      - Medical Case Management Services - are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person's physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to ensure that such treatment is appropriate and necessary in the circumstances.

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

ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

      - Risk Sciences Group, Inc. ("RSG"), a wholly owned subsidiary of the Registrant, is a software applications and consulting firm. RSG provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant's basic information systems, including SISDAT(SM), and has developed the SIGMA ENCORE (SM) system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

      - The PRISM Network, Inc., a wholly owned subsidiary of the Registrant acquired in August 1999, contracts with a network of contractors ("Contractor Connection(SM)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant and The PRISM Network, Inc. market Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under homeowner policies.

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

      - Marine - provides loss adjusting services for freight carriers' liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

      - Specie and Fine Art - provides loss adjusting services under fine art dealers' block and jewelry and furriers' block policies.

      - Entertainment Industry - provides a broad range of loss adjusting services for television, commercial and educational film production, and theater and live events.

      - Aviation - manages salvage removal and sale, and provides loss adjusting services for hull related risks, as well as cargo and legal liability, hangar and airport owners'/operators' liability policies.

      - Banking, Financial and Political Risks - performs loss adjusting functions under bankers' blanket bond, political risk, and financial contingency policies.

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

Revenues and expenses outside of North America and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2004, 2003, and 2002 consolidated financial statements reflect the non-North American financial position as of October 31, 2004, 2003, and 2002, respectively, and the results of non-North American operations and cash flows for the 12-month periods ended October 31, 2004, 2003, and 2002, respectively.

SERVICE DELIVERY - The Registrant's claims management services are offered primarily through its more than 400 branch offices throughout the U. S. and approximately 300 offices in 62 countries throughout the rest of the world.

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

The U. S. insurance industry generally uses internal adjusting personnel to make automobile and smaller property damage claims adjustments by telephone and may assign the limited function of appraising physical damage to outside adjusting companies, such as the Registrant. The Registrant believes that such limited assignments from automobile and property insurers may continue, reflecting a perception by insurance companies that they can reduce adjusting expenses in amounts greater than the higher losses associated with telephone adjusting. In certain instances, however, insurers have attempted to reduce the fixed cost of their claims departments by increasing outside assignments to independent firms such as the Registrant.

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

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U. S. and internationally. Many of these smaller firms have rate structures that are lower than the Registrant's, but do not offer the broad spectrum of claims management services which the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offering, broader scope of services, and its large number of geographically dispersed offices provide it with a competitive advantage in securing business from U. S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.

At December 31, 2004, the total number of full-time equivalent employees was 7,421 compared with 7,663 at December 31, 2003. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

- Changes in general economic conditions in the Registrant's major geographic markets, which include the U. S., U. K., and Canada, as well as, to a lesser extent, the other areas throughout the world in which the Registrant does business;

-     Occurrences of weather-related, natural and man-made disasters;

- Changes in overall employment levels and associated workplace injury rates in the U. S.;

- Changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

- Decisions by major insurance carriers, underwriters, and brokers to expand their activities as third party administrators and adjusters, which would directly compete with the Registrant's business;

- Continued growth in product liability and securities class actions and the possibility that legislation may curtail or limit that growth;

- The ability to identify new revenue sources not directly tied to the insurance underwriting cycle;

- The growth of alternative risk programs and the use of independent third party administrators such as the Registrant, as opposed to administrators affiliated with brokers or insurance carriers;

- Ability to develop or acquire information technology resources to support and grow the Registrant's business;

- The ability to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters to respond to catastrophic events that may, singularly or in combination, significantly increase our customers' needs for adjusters;

- The renewal of existing major contracts with clients and the Registrant's ability to obtain such renewals and new contracts on satisfactory financial terms and the credit worthiness of its major clients;

- Changes in accounting principles or application of such principles to the Registrant's business;

- General risks associated with doing business outside the U. S., including without limitation, restrictions on foreign-owned or controlled entities conducting loss adjusting activities in those jurisdictions, exchange rate fluctuations, expropriation of assets, and currency restrictions;

-     The outcome of the items under "ITEM 3. LEGAL PROCEEDINGS" below;

- Changes in law, particularly as related to tort reform and changes in the states' workers' compensation laws; and

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

ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in Atlanta, Georgia. The Registrant also owns its Canadian home office facility located in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2004, the Registrant leased approximately 421 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements.

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

The Registrant has received a subpoena from the State of New York, Office of the Attorney General requesting various documents relating to the Registrant's operations. The Registrant is responding to the subpoena and does not know if the Office of the Attorney General will request further documents. The Registrant cannot predict when the Attorney General's investigation will be completed, its ultimate outcome or its effect on the Registrant's financial condition, results of operations, or cash flows, if any.

The Registrant has received two related federal grand jury subpoenas which the Registrant understands have been issued as part of a possible conflicts of interest investigation involving a public entity client of one of the Registrant's New York offices for Risk Management Services and Healthcare Management. The Registrant has completed its response to both of these subpoenas. These subpoenas do not relate to the billing practices of the Registrant. The Registrant cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Registrant's financial condition, results of operations, or cash flows including the effect, if any, on the Registrant's contract with the client. Although the loss of revenues from this client would not be material to the Registrant's financial condition, results of operations, or cash flows, the investigation could result in the imposition of civil, administrative or criminal fines or sanctions.

The Registrant has received notice and anticipates that it will be the subject of an audit under California Labor Code Sections 129 and 129.5 by the Audit Unit, Division of Workers' Compensation, Department of Industrial Relations, State of California ("Audit Unit"). The Audit Unit seeks to audit workers' compensation files which the Registrant handled on behalf of its clients in the Registrant's El Segundo, California office in 2001 and 2002. This audit relates to a previous audit that the Registrant underwent in El Segundo in 2000 wherein the Registrant agreed to the imposition of a civil penalty pursuant to California Labor Code Section 129.5 and submission to this current follow-up audit, among other items. With respect to this current audit, the Registrant cannot predict when it will be completed, its ultimate outcome, or its effect on the Registrant's financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the caption "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations", and "Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Registrant's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Registrant's disclosure controls and procedures are effective. There were no significant changes to its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

      MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of the Registrant is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting are defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Registrant's principal executive and principal financial officers and effected by the Registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Registrant;

      - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Registrant; and

      - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management assessed the effectiveness of the Registrant's internal controls over financial reporting as of December 31, 2004. In making this assessment, the Registrant's management used the criteria set forth by the Committee of Sponsoring Organizations of the Trendway Commission ("COSO") in Internal Control-Integrated Framework and the Public Company Accounting Oversight Board ("PCAOB").

Based on the Registrant's assessment, management believes that, as of December 31, 2004, the Registrant's internal controls over financial reporting are effective based on those criteria.

The Registrant's independent auditors have issued an audit report on our assessment of the Registrant's internal control over financial reporting. This report is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, under the caption "Report of Independent Registered Public Accounting Firm on Management's Assessment of Internal Control Over Financial Reporting."

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is included under the caption "Nominee Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

      Name                                           Office                                                      Age
      ----                                           ------                                                      ---
T. W. Crawford              President and Chief Executive Officer                                                61

J. T. Bowman                President - Crawford & Company International, Inc.                                   51

J. F. Giblin                Executive Vice President - Finance                                                   48

K. B. Frawley               Executive Vice President - Financial Administrative Services                         53

P. G. Porter                Senior Vice President - Claims Management Services                                   54

L. A. Mattingly             Senior Vice President - Healthcare Management Services                               58

R. R. Kulbick               Senior Vice President - Risk Management Services                                     56

R. J. Cormican              Senior Vice President - Compliance, Quality and Training                             57

P. J. Rescigno              Senior Vice President - General Counsel & Corporate Secretary                        47

W. L. Beach                 Senior Vice President - Human Resources                                              60

Mr. Crawford was appointed President and Chief Executive Officer of the Registrant on September 1, 2004. Prior to joining the Registrant from June 1998 until his retirement in January 2003 he was President of the Retail Distribution division of Prudential Financial, Inc., and from May 2004 until September 2004 he was Chairman of The Bodie Group, Inc., a business consulting firm.

Mr. Bowman was appointed to his present position effective April 1, 2001. From August 1997 to July, 1999 he was Vice President, Regional Managing Director - Americas and from August 1999 to April 1, 2001 he was Senior Vice President, Regional Managing Director - Americas.

Mr. Giblin has held his present position with the Registrant for more than five years.

Mr. Frawley was appointed to his present position with the Registrant on February 23, 2005. Prior to joining the Registrant and since 1996 he was Chief Compliance Officer - Insurance Division for Prudential Financial, Inc.

Mr. Porter was appointed to his current position January 19, 2005 and was interim Senior Vice President - Claims Management from December 15, 2004. Prior to that and from May 1, 2001 he was Senior Vice President in charge of business development for Claims Management Services. Prior to that and from 1998 he was Vice President - Business Development.

Mr. Mattingly was appointed to his present position November 1, 2004. Prior to joining the Registrant and since 1999 he was President and Chief Executive Officer of Mednet Connect a software and service company specializing in the workers' compensation medical review software business.

Mr. Kulbick was appointed to his present position November 1, 2004. Prior to joining the Registrant from March 2004 to October 2004 he was Senior Vice President in charge of implementing new products and enhancing current products for ESIS, Inc., a third party administrator. Prior to March 2004 and from June 1997 he was Chief Executive Officer of RSKCo, Inc., a total risk services company.

Mr. Cormican was appointed to his present position February 15, 2005. Prior to joining the Registrant from August 2002 until February 2005 he was Senior Vice President and Chief Financial Officer of AssuranceAmerica Corporation, an insurance holding company. Prior to August 2002 and from 1997 he was Vice President - Agent Operations for Prudential Property and Casualty Company.

Mr. Rescigno was appointed to his present position with the Registrant on September 1, 2004. Prior to that and from August 1, 2003 he was Vice President - General Counsel and prior to that and from February 1, 2003 he was Assistant Vice President - Assistant General Counsel. Since January 16, 2003 he has served as Corporate Secretary. From June 15, 2000 to February 1, 2003 he was the Registrant's Assistant General Counsel. Prior to June 15, 2000 he was Counsel for GAB Robins North America, Inc.

Mr. Beach has held his present position with the Registrant for more than five years.

Officers of the Registrant are appointed annually by the Board of Directors of the Registrant, except for Mr. Bowman, who is appointed by the Board of Directors of Crawford & Company International, Inc., a wholly owned subsidiary of the Registrant.

Registrant has adopted a Code of Business Conduct for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct is available at www.crawfordandcompany.com and any amendment or waiver of this Code of Business Conduct shall be posted within four business days on this website. The Code of Business Conduct may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included under the captions "Executive Compensation and Other Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption "Fees Paid to Ernst & Young LLP" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated hereby by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

            The Registrant's 2004 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2004 and 2003, the related Consolidated Statements of Income, Shareholders' Investment and Cash Flows for each of the three years in the period ended December 31, 2004, and the related reports of Ernst & Young LLP. These financial statements and the reports of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

            -     Consolidated Balance Sheets as of December 31, 2004 and 2003

            - Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002

            - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2004, 2003, and 2002

            - Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

            - Notes to Consolidated Financial Statements - December 31, 2004, 2003, and 2002

      2.    Financial Statement Schedule

            - Schedule II - Valuation and Qualifying Accounts - Information required by this schedule is included on page 41 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

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

3.2 Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003).

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

10.4 *            Amended and Restated Supplemental Executive Retirement Plan
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2004).

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

10.9* Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).

10.10* Crawford & Company Executive Stock Bonus Plan (incorporated by reference to Appendix A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26,
                  2005).

10.11             Revolving Credit Agreement dated as of September 30, 2003.

10.12             Note Purchase Agreement dated as of September 30, 2003.

13.1 The Registrant's Annual Report to Shareholders for the year ended December 31, 2004 (only those portions incorporated herein by reference).

14.1 Crawford & Company Code of Business Conduct (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

(b)   The Registrant has filed the Exhibits listed in Item 15(a)3.

(c) Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly owned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CRAWFORD & COMPANY

Date March 14, 2005                              By /s/ Thomas W. Crawford
                                                 -------------------------------
                                                 THOMAS W. CRAWFORD, President
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 NAME AND TITLE

Date March 14, 2005                                 /s/ Thomas W. Crawford
                                                 -------------------------------
                                                 THOMAS W. CRAWFORD, President
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)

Date March 14, 2005                                 /s/ J. F. Giblin
                                                 -------------------------------
                                                 J. F. GIBLIN, Executive Vice
                                                 President-Finance (Principal
                                                 Financial Officer)

Date March 14, 2005                                 /s/ W. B. Swain
                                                 -------------------------------
                                                 W. B. SWAIN, Senior Vice
                                                 President and Controller
                                                 (Principal Accounting Officer)

                                                 NAME AND TITLE

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 J. HICKS LANIER, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 JESSE C. CRAWFORD, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 LARRY L. PRINCE,, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 JOHN A. WILLIAMS, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 E. JENNER WOOD, III, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 CLARENCE H. RIDLEY, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 ROBERT T. JOHNSON, Director

Date March 14, 2005                                      *
                                                 -------------------------------
                                                 JAMES D. EDWARDS, Director

Date March 14, 2005                         *By         /s/ Peter J. Rescigno
                                                 -------------------------------
                                                 Peter J. Rescigno - As
                                                 attorney-in-fact for the
                                                 Directors above whose name an
                                                 asterisk appears.

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

  3.2 Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's annual report on Form 10-K for the year ended December 31, 2003).

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

  10.4              Amended and Restated Supplemental Executive Retirement Plan
                    (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

                                  EXHIBIT INDEX

                                                                                               Sequential
                                                                                              Page Number
Exhibit No.                           Description of Exhibit                                   of Exhibit
-----------                           ----------------------                                  -----------
  10.8              Deferred Compensation Plan (As Amended and Restated as of
                    January 1, 2003) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 2003).

  10.9 Crawford & Company 1996 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1999).

  10.10 Crawford & Company Executive Stock Bonus Plan (incorporated by reference to Appendix A of the Registrant's Proxy
                    Statement for the Annual Meeting of Shareholders held on April 26, 2005).

  10.11             Revolving Credit Agreement dated as of September 30, 2003.                   26-123

  10.12             Note Purchase Agreement dated as of September 30, 2003.                     124-221

  13.1              The Registrant's Annual Report to Shareholders for the year ended December 31, 2004 (only those portions incorporated
                    hereby by reference).                                                       222-267

  14.1 Crawford & Company Code of Business Conduct (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

  21.1              Subsidiaries of Crawford & Company.                                           268

  23.1              Consent of Ernst & Young LLP.                                                 269

  24.1-8            Powers of Attorney.                                                         270-277

  31.1              Certification by Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.                                        278

  31.2              Certification by Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.                                        280

                                  EXHIBIT INDEX

                                                                                               Sequential
                                                                                              Page Number
Exhibit No.                            Description of Exhibit                                  of Exhibit
-----------                            ----------------------                                 -----------
  32.1              Certification pursuant to 18 U.S.C. Section 1850, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                     282

  32.2              Certification pursuant to 18 U.S.C. Section 1850, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                     283