Form 10-Q
period 2005-03-31
CRAWFORD & CO
filed 2005-05-10
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _______________________

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             _______________________

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

                                 YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2005 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,185,792
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

                               CRAWFORD & COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2005

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Income (unaudited)
              Quarter ended March 31, 2005 and 2004.......................     3

           Condensed Consolidated Balance Sheets
              March 31, 2005 (unaudited) and December 31, 2004............     4

           Condensed Consolidated Statements of Cash Flows (unaudited)
              Quarter ended March 31, 2005 and 2004.......................     6

           Notes to Condensed Consolidated Financial
              Statements (unaudited)......................................     7

           Report of Independent Registered Public Accounting Firm........    15

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    16

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.........    27

Item 4.    Controls and Procedures........................................    28

Part II. Other Information

Item 1.    Legal Proceedings..............................................    29

Item 6.    Exhibits.......................................................    29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED
                                                         ----------------------
                                                         MARCH 31,    MARCH 31,
                                                            2005        2004
                                                         ---------    ---------
REVENUES:

   Revenues before reimbursements                         $184,334     $169,855
   Reimbursements                                           15,309       14,881

                                                          --------     --------
           TOTAL REVENUES                                  199,643      184,736
                                                          --------     --------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements        144,919      131,125
   Reimbursements                                           15,309       14,881
                                                          --------     --------
   Cost of Services                                        160,228      146,006

   Selling, general, and administrative expenses            34,234       33,636

   Corporate interest expense, net of interest income
        of $182 and $135, respectively                       1,527        1,337

                                                          --------     --------
           TOTAL COSTS AND EXPENSES                        195,989      180,979
                                                          --------     --------

INCOME BEFORE INCOME TAXES                                   3,654        3,757

PROVISION FOR INCOME TAXES                                   1,293        1,368
                                                          --------     --------

NET INCOME                                                $  2,361     $  2,389
                                                          ========     ========

NET INCOME PER SHARE:
    Basic                                                 $   0.05     $   0.05
    Diluted                                               $   0.05     $   0.05
                                                          ========     ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                   48,872       48,724
    Diluted                                                 49,381       48,869
                                                          ========     ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                  $   0.06     $   0.06
    Class B Common Stock                                  $   0.06     $   0.06
                                                          ========     ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         (UNAUDITED)         *
                                                          MARCH 31,     DECEMBER 31,
                                                            2005            2004
                                                         -----------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  25,638       $  43,571
   Accounts receivable, less allowance for doubtful
      accounts of $22,349 in 2005 and $21,859 in 2004       178,531         176,187
   Unbilled revenues, at estimated billable amounts         102,076         103,586
   Prepaid expenses and other current assets                 19,678          21,363
                                                          ---------       ---------
       TOTAL CURRENT ASSETS                                 325,923         344,707
                                                          ---------       ---------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                          154,783         154,922
   Less accumulated depreciation                           (119,938)       (120,079)
                                                          ---------       ---------
       NET PROPERTY AND EQUIPMENT                            34,845          34,843
                                                          ---------       ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net         110,233         109,410
   Capitalized software costs, net                           32,476          32,550
   Deferred income tax asset, net                            32,191          32,172
   Other                                                     19,252          17,578
                                                          ---------       ---------
       TOTAL OTHER ASSETS                                   194,152         191,710
                                                          ---------       ---------

TOTAL ASSETS                                              $ 554,920       $ 571,260
                                                          =========       =========

* derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                           (UNAUDITED)        *
                                                            MARCH 31,    DECEMBER 31,
                                                              2005           2004
                                                           -----------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                    $  39,915      $  37,401
   Accounts payable                                            39,303         41,730
   Accrued compensation and related costs                      35,849         45,961
   Deferred revenues                                           23,418         22,682
   Self-insured risks                                          20,020         18,976
   Accrued income taxes                                        17,108         22,760
   Other accrued liabilities                                   21,090         22,913
   Current installments of long-term debt                       1,787          1,900
                                                            ---------      ---------
       TOTAL CURRENT LIABILITIES                              198,490        214,323
                                                            ---------      ---------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                   50,564         50,875
   Deferred revenues                                           10,081         10,179
   Self-insured risks                                           8,386         10,958
   Minimum pension liabilities                                 75,230         73,893
   Postretirement medical benefit obligation                    5,544          5,544
   Other                                                       10,119         10,655
                                                            ---------      ---------
       TOTAL NONCURRENT LIABILITIES                           159,924        162,104
                                                            ---------      ---------

SHAREHOLDERS' INVESTMENT:
   Class A common stock, $1.00 par value; 50,000 shares
      authorized; 24,186 and 24,157 shares issued and
      outstanding in 2005 and 2004, respectively               24,186         24,157
   Class B common stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2005 and 2004                             24,697         24,697
   Additional paid-in capital                                   1,673          1,441
   Retained earnings                                          200,641        201,213
   Accumulated other comprehensive loss                       (54,691)       (56,675)
                                                            ---------      ---------
       TOTAL SHAREHOLDERS' INVESTMENT                         196,506        194,833
                                                            ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $ 554,920      $ 571,260
                                                            =========      =========

* derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                     QUARTER ENDED
                                                                -----------------------
                                                                MARCH 31,     MARCH 31,
                                                                   2005          2004
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  2,361      $  2,389
   Reconciliation of net income to net cash used in
      operating activities:
         Depreciation and amortization                              4,801         4,377
         Deferred income taxes                                         26          (107)
         Loss on sales of property and equipment                       31            19
         Stock-based compensation                                      63             -
         Changes in operating assets and liabilities:
            Accounts receivable, net                                 (785)       (2,723)
            Unbilled revenues                                       2,954        (3,600)
            Accrued or prepaid income taxes                        (5,705)        1,241
            Accounts payable and accrued liabilities              (12,435)       (6,581)
            Deferred revenues                                         499           776
            Accrued pension costs                                  (3,903)       (3,717)
            Prepaid expenses and other assets                         291          (589)
                                                                 --------      --------
Net cash used in operating activities                             (11,802)       (8,515)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                          (2,991)       (2,144)
   Capitalization of computer software costs                       (1,508)       (1,649)
   Additional payments for prior acquisition                          (90)         (106)
   Proceeds from sales of property and equipment                      129            12
                                                                 --------      --------
Net cash used in investing activities                              (4,460)       (3,887)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (2,933)       (2,923)
   Proceeds from exercise of stock options                            261             -
   Increases in short-term borrowings                               1,663         4,326
   Payments on short-term borrowings                                 (593)       (4,184)
   Payments on long-term debt and capital lease obligations          (513)         (342)
   Capitalized loan costs                                               -            33
                                                                 --------      --------
Net cash used in financing activities                              (2,115)       (3,090)
                                                                 --------      --------
Effect of exchange rate changes on cash and cash equivalents          444           852
                                                                 --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                             (17,933)      (14,640)
Cash and cash equivalents at beginning of period                   43,571        45,805
                                                                 --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 25,638      $ 31,165
                                                                 ========      ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Crawford & Company (the "Company") included herein have been prepared pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 presented herein was derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Client collateral deposits in the amount of approximately $4.2 million as of March 31, 2004 and January 1, 2004 were reclassified to consistently report these deposits which were previously not included in Cash and Cash Equivalents in the accompanying Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2004. Also, amounts outstanding under certain bank overdraft facilities of approximately $4.1 million as of March 31, 2004 were reclassified in order to consistently report these amounts which were previously not reported as a reduction of Cash and Cash Equivalents in the accompanying Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Company's critical accounting policies and estimates, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share Based Payments" ("SFAS 123R"), which is a revision of SFAS 123, "Accounting for Stock Compensation." SFAS 123R supersedes SFAS 123 and Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends SFAS 95, "Statement of Cash Flows."

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to measure compensation cost for all share-based payments based on the fair value of the shares, including employee stock options. Pro forma disclosure will not be permitted under SFAS 123R. When originally issued, SFAS 123R was to be effective for public companies for the first interim or annual periods beginning after June 15, 2005. However, in April 2005 the SEC amended Regulation S-X to allow public companies that had not yet adopted SFAS 123R to delay adoption of the Standard until the beginning of the first annual period beginning after June 15, 2005. Accordingly, the Company expects to adopt SFAS 123R at the beginning of 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: 1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or 2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the "modified prospective" method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Under APB 25, the Company recognizes compensation cost for stock grants, but generally recognizes no compensation cost for its employee stock option and employee stock purchase plans due to the terms of those plans. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to these condensed consolidated financial statements. Based on employee stock options issued through March 31, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, the Company expects the adoption of SFAS 123R to reduce net income by approximately $826,000 in the year of adoption, or $0.02 per share.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current generally accepted accounting principles. Any additional impact on the Company's future net income or cash flows cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on employee exercises of stock options.

In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FASB issued this Staff Position to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 ("the Act") which allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer. The related SFAS 109 requires companies to recognize in the period of enactment the effect of changes in the tax law. However, the FASB believes the Treasury Department will subsequently provide needed clarification on key elements of the repatriation provision of the Act. For purposes of applying SFAS 109, FASB Staff Position 109-2 permitted a delayed implementation of the repatriation provision of the Act beyond the financial reporting period of enactment (2004) so that companies could properly evaluate the effect of the Act (and any forthcoming clarifications) on any plan for reinvestment or repatriation of foreign earnings. Accordingly, the Company has not recognized any potential impact of the repatriation provision of the Act in its financial statements. Generally, it is the Company's policy to consider undistributed earnings of foreign subsidiaries to be indefinitely reinvested. Until the necessary clarifications are subsequently issued by the Treasury Department, the Company cannot reasonably determine if it will continue to indefinitely reinvest the earnings of its foreign subsidiaries. Consequently, the Company cannot currently estimate a potential range of any related income tax effects or impact on its financial position, results of operations, or cash flows.

3.    NET INCOME PER SHARE

Basic net income per share is computed based on the weighted-average number of total common shares outstanding during the respective periods. Diluted net income per share is computed based on the weighted-average number of total common shares outstanding plus the dilutive effect of outstanding stock options, shares issuable under employee stock purchase plans, and contingently issuable shares under the stock bonus program, if any, using the "treasury stock" method.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarters ended March 31, 2005 and 2004:

                                                                 Quarter ended
                                                            ----------------------
                                                            March 31,    March 31,
       (in thousands, except per share data)                  2005          2004
----------------------------------------------------        ---------    ---------
Net income available to common shareholders                 $  2,361     $  2,389
                                                            ========     ========

Weighted-average common shares outstanding - Basic            48,872       48,724
Dilutive effect of stock-based compensation                      509          145
                                                            --------     --------
Weighted-average common shares outstanding - Diluted          49,381       48,869
                                                            ========     ========

Basic net income per share                                  $   0.05     $   0.05
                                                            ========     ========
Diluted net income per share                                $   0.05     $   0.05
                                                            ========     ========

Additional options to purchase 3,285,910 shares of the Company's Class A common stock at exercise prices ranging from $7.05 to $19.50 per share were outstanding at March 31, 2005, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4.    COMPREHENSIVE INCOME

Comprehensive income for the Company consists of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters ended March 31, 2005 and 2004:

                                                     Quarter ended
                                               -------------------------
                                               March 31,       March 31,
            (in thousands)                        2005            2004
---------------------------------------        ---------       ---------
Net income                                       $2,361          $2,389
Foreign currency translation adjustment           1,984           3,056
                                                 ------          ------
Comprehensive income                             $4,345          $5,445
                                                 ======          ======

5.    ACCOUNTING FOR STOCK-BASED COMPENSATION

As permitted by SFAS 123, the Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB 25 and related interpretations.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Accordingly, no compensation cost has been recognized for the Company's stock option plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. The Company's employee stock purchase plans are also considered noncompensatory under APB 25.

During the 2005 first quarter, the Company's Board of Directors approved the creation of a new executive stock bonus plan (the "Plan") as described in Note 11 "Subsequent Events" to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. From the Plan's 2005 inception through March 31, 2005, the Company recognized pretax compensation cost of approximately $63,000 for the new Plan. Compensation cost for each subsequent quarter in 2005 is estimated to approximate the amount recognized during the first quarter of 2005, but could vary based on potential changes in the quoted price of the Company's Class A common stock, achievement rates for the corporate and participant goals contained in the Plan, and participant attrition rates.

Had compensation cost for the stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             Quarter ended
                                                       -------------------------
                                                        March 31,      March 31,
      (in thousands, except per share data)               2005            2004
-------------------------------------------------       ---------      ---------
Net income as reported                                   $ 2,361         $2,389

Add:  Stock-based employee compensation expense
      included in reported net income, net of tax             41              -

Less: Stock-based compensation expense
      using the fair value method, net of tax               (346)          (190)
                                                         -------         ------

Pro forma net income                                     $ 2,056         $2,199
                                                         =======         ======

Net income per share - basic:
As reported                                              $  0.05         $ 0.05
                                                         =======         ======
Pro forma                                                $  0.04         $ 0.05
                                                         =======         ======

Net income per share - diluted:
As reported                                              $  0.05         $ 0.05
                                                         =======         ======
Pro forma                                                $  0.04         $ 0.05
                                                         =======         ======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       Quarter ended
                                   ----------------------
                                   March 31,    March 31,
                                     2005          2004
                                   --------     ---------
Expected dividend yield                 3.3%         3.4%
Expected volatility                      36%          34%
Risk-free interest rate                 4.1%         3.8%
Expected life of options            7 years      8 years

6.    RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. and United Kingdom ("U.K.") defined benefit pension plans for the quarters ended March 31, 2005 and 2004 included the following components:

                                     Quarter ended
                                 ----------------------
                                 March 31,    March 31,
       (in thousands)              2005         2004
-----------------------------    --------     ---------
Service cost                      $   514      $   430
Interest cost                       7,843        7,485
Expected return on assets          (8,118)      (7,757)
Recognized net actuarial loss       1,875        1,757
                                  -------      -------
Net periodic benefit cost         $ 2,114      $ 1,915
                                  =======      =======

The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2005. During the quarter ended March 31, 2005, cash contributions of approximately $537,000 were made to the Company's U.K. defined benefit pension plans.

7.    SEGMENT INFORMATION

The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

services through branch or representative offices located in 63 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance.

Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before net corporate interest expense and income taxes. Financial information for the quarters ended March 31, 2005 and 2004 covering the Company's reportable segments is presented below:

                                                  Quarter ended
                                             ----------------------
                                             March 31,    March 31,
             (in thousands)                     2005        2004
-----------------------------------------    ---------    ---------
REVENUES:
   U.S.                                       $112,507     $109,313
   International                                71,827       60,542
                                              --------     --------
     TOTAL REVENUES BEFORE REIMBURSEMENTS     $184,334     $169,855
                                              ========     ========

OPERATING EARNINGS:
   U.S.                                       $  1,836     $  2,892
   International                                 3,345        2,202
                                              --------     --------
     TOTAL OPERATING EARNINGS                 $  5,181     $  5,094
                                              ========     ========

8.    ACQUISITIONS

During the quarter ended March 31, 2005, the Company made an additional payment of approximately $90,000 to the former owner of Greentree Investigations, Inc. pursuant to a purchase agreement entered into in 2000. Additional contingent payments due under this agreement may be made based on revenues through March 2005.

9.    COMMITMENTS AND CONTINGENCIES

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events.

Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements approximate $3.8 million through 2009, as follows:

  2005               2006             2007           2008            2009
-------            -------          -------       ----------       --------
$31,000            $84,000          $84,000       $3,316,000       $285,000

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have brought actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is self-insured for the deductibles under various insurance coverages. In the opinion of Company management, adequate reserves have been provided for such self-insured risks.

The Company has received two related federal grand jury subpoenas which the Company understands have been issued as part of a possible conflicts of interest investigation involving a public entity client of one of the Company's New York offices for Risk Management Services and Healthcare Management. The Company has completed its responses to both of these subpoenas. These subpoenas do not relate to the billing practices of the Company. The Company cannot predict when the government's investigation will be completed, its ultimate outcome or its effect on the Company's financial condition, results of operations, or cash flows, including the effect, if any, on the contract with the client. Although the loss of revenues from this client would not be material to the Company's financial condition, results of operations, and cash flows, the investigation could result in the imposition of civil, administrative or criminal fines or sanctions.

The Company has received a subpoena from the State of New York, Office of the Attorney General, requesting various documents relating to the Company's operations. The subpoena does not apply to the operations of the Company's international segment or the GCG class action administration unit. The Company has responded to the subpoena. The Company cannot predict when the Attorney General's investigation will be completed, its ultimate outcome or its effect on the Company's financial condition, results of operations, or cash flows.

The Company has received notice and anticipates that it will be the subject of an audit under California Labor Code Sections 129 and 129.5 by the Audit Unit, Division of Workers' Compensation, Department of Industrial Relations, State of California ("Audit Unit"). The Audit Unit seeks to audit workers' compensation files which the Company handled on behalf of clients in its El Segundo, California office in 2001 and 2002. This audit relates to a previous audit that the Company underwent in El Segundo in 2000 wherein the Company agreed to the imposition of a civil penalty pursuant to California Labor Code Section 129.5 and submission to this current follow-up audit, among other items. With respect to this current audit, the Company cannot predict when it will be completed, its ultimate outcome, or its effect on the Company's financial condition, results of operations, or cash flows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (a Georgia corporation) as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2004, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                               /s/ Ernst & Young LLP

Atlanta, Georgia
May 3, 2005

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

The claims management services market, both in the United States ("U.S.") and internationally, is highly competitive and comprised of a large number of companies of varying size and scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by the insurance underwriting cycle, weather-related events, general economic activity, and overall employment levels and associated workplace injury rates.

We generally earn our revenues on an individual fee per claim basis. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain at least our existing share of the overall claim services market. During a hard insurance underwriting market, as we have experienced since the September 11, 2001 terrorist attacks, insurance companies become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase, sometimes dramatically. This results in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.

RESULTS OF OPERATIONS

Consolidated net income was approximately $2.4 million for the quarters ended March 31, 2005 and 2004.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before net corporate interest expense and income taxes) during the quarter ended March 31, 2005, totaled $5.2 million compared with $5.1 million in the comparable 2004 period. Following is a reconciliation of consolidated net income on a GAAP (generally accepted accounting principles) basis to operating earnings for the quarters ended March 31, 2005 and 2004 and the related margins as a percentage of revenues before reimbursements:

                                                     Quarter ended
                                     ------------------------------------------
                                       March         %       March          %
          (in thousands)             31, 2005     Margin    31, 2004     Margin
---------------------------------    --------     ------    --------     ------
Net income                            $2,361        1.3%     $2,389        1.4%
Add:
   Net corporate interest expense      1,527        0.8       1,337        0.8
   Income taxes                        1,293        0.7       1,368        0.8
                                      ------        ---      ------        ---
Operating earnings                    $5,181        2.8%     $5,094        3.0%
                                      ======        ===      ======        ===

The following is a discussion and analysis of the results of operations of our two reportable segments, U.S. operations and international operations, and our consolidated financial condition. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance. Revenue amounts discussed exclude reimbursements for out-of-pocket expenses. Expense amounts discussed exclude reimbursed out-of-pocket expenses, net corporate interest expense, and income taxes.

Our discussion and analysis of operating expenses is comprised of two components. Compensation and Fringe Benefits includes all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable expense. Expenses Other than Reimbursements, Compensation and Fringe Benefits include outsourced services, office rent and occupancy costs, other office operating expenses, amortization and depreciation, and cost of risk. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. and international operations for the quarters ended March 31, 2005 and 2004 were as follows:

                                                              Quarter ended
                                                         -----------------------
                                                         March 31,     March 31,
                  (in thousands)                           2005          2004
--------------------------------------------------       ---------     ---------
REVENUES BEFORE REIMBURSEMENTS:
   U.S.                                                  $ 112,507     $ 109,313
   International                                            71,827        60,542
                                                         ---------     ---------
         TOTAL                                           $ 184,334     $ 169,855

COMPENSATION & FRINGE BENEFITS:
   U.S.                                                  $  72,116     $  69,367
   % of Revenues                                              64.1%         63.5%
   International                                            50,545        42,420
   % of Revenues                                              70.3%         70.1%
                                                         ---------     ---------
         TOTAL                                           $ 122,661     $ 111,787
         % of Revenues                                        66.6%         65.8%

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION &
FRINGE BENEFITS:
   U.S.                                                  $  38,555     $  37,054
   % of Revenues                                              34.3%         33.9%
   International                                            17,937        15,920
   % of Revenues                                              25.0%         26.3%
                                                         ---------     ---------
         TOTAL                                           $  56,492     $  52,974
         % of Revenues                                        30.6%         31.2%

OPERATING EARNINGS (1):
   U.S.                                                  $   1,836     $   2,892
   % of Revenues                                               1.6%          2.6%
   International                                             3,345         2,202
   % of Revenues                                               4.7%          3.6%
                                                         ---------     ---------
         TOTAL                                           $   5,181     $   5,094
         % of Revenues                                         2.8%          3.0%

(1) Earnings before net corporate interest expense and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters ended March 31, 2005 and 2004 were as follows:

                                                        Quarter ended
                                               -------------------------------
                                               March 31,  March 31,
                (in thousands)                   2005       2004      Variance
--------------------------------------------   ---------  ---------   --------
Insurance companies                            $  53,979  $  50,453     7.0%
Self-insured entities                             39,340     40,409    (2.6%)
Class action services                             19,188     18,451     4.0%
                                               ---------  ---------
   TOTAL U.S. REVENUES BEFORE REIMBURSEMENTS   $ 112,507  $ 109,313     2.9%
                                               =========  =========

Revenues from insurance companies increased 7.0% to $54.0 million for the quarter ended March 31, 2005, compared to $50.5 million for the same quarter in 2004, due to a $3.9 million increase in revenues generated by our catastrophe adjusters involved in finalizing claims resulting from the hurricanes which struck the U.S. during 2004. Revenues from our catastrophe adjusters totaled $6.6 million in the quarter ended March 31, 2005 compared to $2.8 million in the same quarter of 2004. Revenues from self-insured entities decreased 2.6%, to $39.3 million for the quarter ended March 31, 2005, compared to $40.4 million for the same quarter in 2004, due primarily to a reduction in claim referrals from our existing clients. See the following analysis of U.S. cases received. Class action services revenues, including administration and inspection services, increased 4.0% to $19.2 million in the quarter ended March 31, 2005, compared to $18.5 million for the same quarter in 2004. These revenues can fluctuate significantly depending on the timing and size of project awards.

Case Volume Analysis

Excluding the impact of class action services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 0.1% in the first quarter of 2005 compared to the same 2004 quarter. This decrease was offset by a 2.3% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.2% increase in U.S. revenues for the first quarter of 2005 compared to the same quarter in 2004, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 0.7% in the quarter ended March 31, 2005, compared to the same quarter in 2004.

Excluding the impact of class action services, U.S. unit volume by major service line, as measured by cases received, for the quarters ended March 31, 2005 and 2004 was as follows:

                                           Quarter ended
                                 --------------------------------
                                 March 31,   March 31,
        (whole numbers)            2005        2004      Variance
------------------------------   ---------   ---------   --------
Casualty                           47,581      52,026      (8.5%)
Property                           48,557      40,973      18.5%
Vehicle                            32,929      33,940      (3.0%)
Workers' Compensation              36,016      39,590      (9.0%)
Other                               5,889       4,688      25.6%
                                  -------     -------
     TOTAL U.S. CASES RECEIVED    170,972     171,217      (0.1%)
                                  =======     =======

The increase in property claims was due to the residual impact from the four hurricanes that struck Florida and other southeastern states during August and September of 2004. The decline in vehicle claims was due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. Conservative underwriting by insurance companies, including significant increases in policy deductibles, contributed to an industry-wide decline in property and casualty claims frequency, exclusive of hurricane-related claims. Our decline in workers' compensation and casualty claim referrals was due to a reduction in claims from our existing clients and reflected a continued weakness in U.S. employment levels and associated workplace injuries.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense was the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased to 64.1% in the first quarter of 2005 as compared to 63.5% in the 2004 quarter, due to higher compensation expense in our catastrophe unit associated with reinspections and supplemental damage appraisals on hurricane-related claims and an increase in operating capacity in our GCG class action administration unit. There was an average of 4,304 full-time equivalent employees in the first quarter of 2005 compared to an average of 4,190 in the 2004 period. There was an average of 96 more catastrophe adjusters employed in the first quarter of 2005 as compared to the 2004 period.

U.S. salaries and wages totaled $58.0 million for the quarter ended March 31, 2005, increasing 5.2% from $55.2 million in the same 2004 quarter. This increase reflected higher compensation expense for our catastrophe adjusters involved in finalizing hurricane-related claims. Payroll taxes and fringe benefits for U.S. operations totaled $14.1 million in the first quarter of 2005, decreasing 1.0% from 2004 first quarter expenses of $14.2 million. This decrease was primarily due to lower self-insured workers' compensation cost and a reduction in retirement expenses.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 34.3% of revenues for the quarter ended March 31, 2005, up from 33.9% for the same quarter in 2004. This increase reflected higher legal expenses related to audits of workers' compensation claims files in the State of California and the subpoena we received last December from the New York Attorney General's office, and temporary staffing expenses associated with finalizing hurricane-related claims.

REIMBURSEMENTS

Reimbursements in our U.S. operations were $8.6 million and $8.8 million for the quarters ended March 31, 2005 and 2004, respectively.

INTERNATIONAL OPERATIONS

REVENUES

Substantially all international revenues were derived from the insurance company market. Revenues before reimbursements from our international operations increased 18.6%, from $60.5 million in the first quarter of 2004 to $71.8 million in the first quarter of 2005. International unit volume, measured principally by cases received, increased 27.4% in the first quarter of 2005 compared to the same quarter in 2004. Our third quarter 2004 acquisition of the net assets of Cabinet Mayoussier, Cabinet Tricaud, and TMA in France increased international revenues by 2.0% in the 2005 first quarter. Revenues per claim decreased 18.1% due to changes in the mix of services provided and in the rates charged for those services. Growth in high-frequency, low-severity claim referrals in the United Kingdom ("U.K.") and Continental Europe, Middle East and Africa ("CEMEA") from new contracts entered into during 2004 reduced the average revenue per claim in the 2005 first quarter. Revenues reflected a 7.3% increase during the three months ended March 31, 2005 due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

International unit volume by region for the quarters ended March 31, 2005 and 2004 was as follows:

                                                 Quarter ended
                                       --------------------------------
                                       March 31,   March 31,
            (whole numbers)               2005        2004     Variance
------------------------------------   ---------   ---------   --------
United Kingdom                           41,355      24,372      69.7%
Americas                                 29,381      28,135       4.4%
CEMEA                                    25,622      21,042      21.8%
Asia/Pacific                              9,867       9,838       0.3%
                                        -------      ------
  TOTAL INTERNATIONAL CASES RECEIVED    106,225      83,387      27.4%
                                        =======      ======

The increases in the U.K. and CEMEA were largely due to an increase in claims received from new contracts entered into during 2004. The increase in the Americas was primarily due to weather-related claims in the Caribbean during the 2005 first quarter.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased slightly to 70.3% for the quarter ended March 31, 2005 from 70.1% for the same quarter in 2004, primarily due to staff increases in the U.K. and CEMEA to handle claims referred under new contracts entered into during 2004. There was an average of 3,239 full-time equivalent employees in the first quarter of 2005 (including approximately 41 full-time equivalent employees added by our acquisitions in France) compared to an average of 3,092 in the same 2004 quarter.

Salaries and wages of international personnel increased 18.9% to $42.2 million for the quarter ended March 31, 2005, from $35.4 million in the comparable 2004 quarter. Payroll taxes and fringe benefits for international operations increased 20.2% to $8.4 million for the quarter ended March 31, 2005, compared to $7.0 million for the same quarter in 2004. The increases in these costs were largely the result of staffing increases in the U.K. and CEMEA and a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits decreased as a percent of revenues from 26.3% for the quarter ended March 31, 2004 to 25.0% for the 2005 quarter due primarily to an increase in profit sharing earned during the 2005 first quarter from a third-party entity that we provided claims adjusters to on an outsourced basis.

REIMBURSEMENTS

Reimbursements in our international operations increased to $6.7 million for the quarter ended March 31, 2005 from $6.1 million in the comparable 2004 quarter. This increase was primarily due to a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.



NET CORPORATE INTEREST EXPENSE AND INCOME TAXES

Net corporate interest expense was $1.5 million and $1.3 million for the quarters ended March 31, 2005 and 2004, respectively.

Our effective tax rate was 35.4% and 36.4% of pretax income for the quarters ended March 31, 2005 and 2004, respectively. Taxes on income totaled $1.3 million for the quarter ended March 31, 2005, as compared to $1.4 million for the 2004 period. We perform a quarterly evaluation of our effective tax rate expected for the year. Based on operating results through the first three months of 2005 and a projection of operating results for the remainder of the year, we estimate that our effective tax rate will be 35.4% for calendar year 2005. The change in our estimated effective tax rate for 2005 was primarily due to a change in the mix of income expected from our various international operations.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2005, current assets exceeded current liabilities by approximately $127.4 million, a decrease of $3.0 million from the working capital balance at December 31, 2004. Cash and cash equivalents at March 31, 2005 totaled $25.6 million, a decrease of $17.9 million from the balance at December 31, 2004. Cash used in operations during the 2005 first quarter totaled

$11.8 million and was primarily due to payments of accrued incentive compensation, annual contributions to our U.S. defined contribution pension plan, increased income tax payments, and a lag in collecting receivables generated from hurricane-related claims handled in 2004 and 2005. Other significant uses of cash during the 2005 first quarter included dividends paid to shareholders, acquisitions of property and equipment, and investments in computer software.

Cash dividends paid to shareholders approximated 124.2% of net income in the first quarter of 2005, compared to 122.4% for the same period in 2004. Our Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first quarter of 2005, we did not repurchase any of the Company's Class A or Class B common stock. As of March 31, 2005, 705,863 shares are eligible to be repurchased under the discretionary 1999 share repurchase program authorized by our Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain a $70.0 million committed revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This committed revolving credit line expires in October 2006. We expect to renew our revolving credit line on or before October 2006 on terms similar to those under the current commitment. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $12.2 million committed under the letter of credit facility, the balance of our unused line of credit totaled $22.0 million at March 31, 2005. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of March 31, 2005 totaled $39.9 million, increasing from $37.4 million at December 31, 2004. Long-term borrowings outstanding, excluding current installments, as of March 31, 2005 totaled $50.6 million compared to $50.9 million at December 31, 2004. We have historically used the proceeds from our long-term borrowings to finance business acquisitions, primarily in our international segment. Please refer to the Debt Covenants discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next twelve months.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at March 31, 2005 was $196.5 million, compared with $194.8 million at December 31, 2004. This increase was a result of net income and a positive foreign currency translation adjustment, net of dividends paid to shareholders during the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical policies and estimates since December 31, 2004.

For a complete discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. Our Annual Report on Form 10-K for the year ended December 31, 2004 discusses such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

LEGAL PROCEEDINGS

As disclosed in Note 9, "Commitments and Contingencies," to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $3.8 million through 2009, as follows: 2005 - $31,000; 2006 - $84,000; 2007 - $84,000; 2008 - $3,316,000; and 2009 - $285,000.

At March 31, 2005, we have committed $12.2 million under letters of credit to satisfy certain contractual requirements. As noted in our discussion of Debt Covenants, these letter of credit commitments were outstanding under our $70.0 million Revolving Credit Agreement.

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of March 31, 2005, there was $35.8 million outstanding on the revolving credit line with an average variable interest rate of 5.16%. In addition, letters of credit of $12.2 million were also outstanding under this revolving credit line. The $50.0 million senior notes have scheduled principal repayments of approximately $5.6 million beginning October 2006 and continuing semi-annually through 2009 with the final payment due April 2010. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and our U.S. subsidiaries have guaranteed our obligations under these agreements.

Both of these agreements contain various provisions which require us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. We must maintain, on a rolling four quarter basis, a leverage ratio of consolidated debt to earnings before interest, income taxes, depreciation, amortization, certain non-recurring charges, and the capitalization of internally developed software costs ("EBITDA") of no more than 2.50 times EBITDA. This ratio is reduced to a maximum allowable of 2.25 times EBITDA at September 30, 2005 and thereafter. We must also maintain a fixed charge coverage ratio of EBITDA less depreciation and amortization plus lease expense ("EBITR") to total fixed charges, consisting of interest expense and lease expense, of no less than 1.50 times fixed charges. Additionally, we are required to maintain a minimum net worth equal to $135,516,350 plus 50% of our cumulative positive consolidated net income earned after December 31, 2002 plus 100% of the net proceeds from any equity offering, subject to certain terms and conditions. For purposes of determining minimum net worth, any non-cash adjustments after December 31, 2002 related to our pension fund liabilities, goodwill, or foreign currency translations are excluded.

We were in compliance with these debt covenants as of March 31, 2005. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our business plan for 2005, we expect to remain in compliance with the financial covenants contained in the Revolving Credit Agreement and the Notes Purchase Agreement throughout 2005. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share Based Payments" ("SFAS 123R"), which is a revision of SFAS 123, "Accounting for Stock Compensation." SFAS 123R supersedes SFAS 123 and Accounting Principles Board ("APB") Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25") and amends SFAS 95, "Statement of Cash Flows."

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to measure compensation cost for all share-based payments based on the fair value of the shares, including employee stock options. Pro forma disclosure will not be permitted under SFAS 123R. When originally issued, SFAS 123R was to be effective for public companies for the first interim or annual periods beginning after June 15, 2005. However, in April 2005 the SEC amended Regulation S-X to allow public companies that had not yet adopted SFAS 123R to delay adoption of the Statement until the beginning of the first annual period beginning after June 15, 2005. Accordingly, we expect to adopt SFAS 123R at the beginning of 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: 1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or 2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the "modified prospective" method.

As permitted by SFAS 123, we currently account for share-based payments to our employees using APB 25's intrinsic value method. Under APB 25, we recognize compensation cost for stock grants, but we generally recognize no compensation cost for our employee stock option and employee stock purchase plans due to the terms of those plans. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on our results of operations, although it will have no impact on our financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to the condensed consolidated financial statements. Based on employee stock options issued through March 31, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, we expect the adoption of SFAS 123R to reduce net income by approximately $826,000 in the year of adoption, or $0.02 per share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current generally accepted accounting principles. Any additional impact on our future net income or cash flows cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on employee exercises of stock options.

In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FASB issued this Staff Position to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 ("the Act") which allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer. The related SFAS 109 requires companies to recognize in the period of enactment the effect of changes in the tax law. However, the FASB believes the

Treasury Department will subsequently provide needed clarification on key elements of the repatriation provision of the Act. For purposes of applying SFAS 109, FASB Staff Position 109-2 permitted a delayed implementation of the repatriation provision of the Act beyond the financial reporting period of enactment (2004) so that companies could properly evaluate the effect of the Act (and any forthcoming clarifications) on any plan for reinvestment or repatriation of foreign earnings. Accordingly, we have not recognized any potential impact of the repatriation provision of the Act in our financial statements. Generally, it is our policy to consider undistributed earnings of foreign subsidiaries to be indefinitely reinvested. Until the necessary clarifications are subsequently issued by the Treasury Department, we cannot reasonably determine if we will continue to indefinitely reinvest the earnings of our foreign subsidiaries. Consequently, we cannot currently estimate a potential range of any related income tax effects or impact on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

DERIVATIVES

We did not enter into any transactions using derivative financial instruments or derivative commodity instruments during the quarter ended March 31, 2005.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 39.0% and 35.6% of total revenues for the quarters ending March 31, 2005 and 2004, respectively. Except for borrowing in foreign currencies, we have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of March 31, 2005 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased pretax income by approximately $191,000, or less than $0.01 per share, during the first three months of 2005, had the U.S. dollar exchange rate increased or decreased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain of our variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At March 31, 2005, we had $39.9 million in short-term borrowings outstanding, including bank overdraft facilities, with an average variable interest rate of 5.16%. If the average interest rate increased or decreased by 1%, the impact to pretax income for the three months ended March 31, 2005 would have been approximately $96,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate changed by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our U.S. and U.K. defined benefit plans would have changed by approximately $19.0 million. The impact of this change to pretax income for the quarter ended March 31, 2005 would have been approximately $453,000, or $0.01 per share.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to our filing of Form 10-K for the year ended December 31, 2004, developments identified below have occurred in the following legal proceeding. For information on other legal matters, see Note 9, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Form 10-Q.

Regarding the subpoena we received from the State of New York, Office of the Attorney General requesting various documents relating to our operations, the subpoena does not apply to the operations of our international division or our GCG class action administration unit. We have responded to the subpoena. We cannot predict when the Attorney General's investigation will be completed, its ultimate outcome or its effect on our financial condition, results of operations, or cash flows, if any.

ITEM 6. EXHIBITS

See Index to Exhibits on page 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRAWFORD & COMPANY
                                 (Registrant)

Date: May 3, 2005                /s/ Thomas W. Crawford
                                 -----------------------------------------------
                                 Thomas W. Crawford
                                 President and Chief Executive Officer
                                 (Principal Executive Officer) and Director

Date: May 3, 2005                /s/ John F. Giblin
                                 -------------------------------------------
                                 John F. Giblin
                                 Executive Vice President - Finance
                                 (Principal Financial Officer)

Date: May 3, 2005                /s/ W. Bruce Swain
                                 -------------------------------------------
                                 W. Bruce Swain
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
No.                                      Description                              Page
-------                                  -----------                              ----
3.1      Restated Articles of Incorporation of the Registrant, as amended
         (incorporated by reference to Exhibit 19.1 to the Registrant's
         quarterly report on Form 10-Q for the quarter ended June 30, 1991)         -

3.2      Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form
         10-Q for the quarter ended March 31, 2004)                                 -

10.1     Change of Control and Severance Agreement with Thomas W. Crawford,
         President and Chief Executive Officer of the Company (incorporated by reference to the Registrant's Report on Form 8-K filed February 4,
         2005)                                                                      -

10.2     Change of Control and Severance Agreement with Kevin Frawley, Executive
         Vice President of the Company (incorporated by reference to the
         Registrant's Report on Form 8-K filed March 4, 2005)                       -

15.1     Letter from Ernst & Young LLP                                             32

31.1     Certification of principal executive officer pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002                                            33

31.2     Certification of principal financial officer pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002                                            34

32.1     Certification of principal executive officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002                                                               35

32.2     Certification of principal financial officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002                                                               36