Form 10-Q
period 2005-06-30
CRAWFORD & CO
filed 2005-08-04
CIK 25475

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the quarterly period ended June 30, 2005
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2005 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,279,884
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172
================================================================================

                               CRAWFORD & COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2005

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Income (unaudited)
              Six Months ended June 30, 2005 and 2004.....................   3

           Condensed Consolidated Statements of Income (unaudited)
              Quarters ended June 30, 2005 and 2004.......................   4

           Condensed Consolidated Balance Sheets
              June 30, 2005 (unaudited) and December 31, 2004.............   5

           Condensed Consolidated Statements of Cash Flows (unaudited)
              Six Months ended June 30, 2005 and 2004.....................   7

           Notes to Condensed Consolidated Financial Statements
              (unaudited).................................................   8

           Report of Independent Registered Public Accounting Firm........  16

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....  29

Item 4.    Controls and Procedures........................................  30

Part II. Other Information:

Item 1.    Legal Proceedings..............................................  31

Item 4.    Submission of Matters to a Vote of Security Holders............  31

Item 6.    Exhibits.......................................................  31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                          ------------------
                                                          JUNE 30,  JUNE 30,
                                                            2005      2004
                                                          --------  --------
REVENUES:

   Revenues before reimbursements                         $370,336  $341,871
   Reimbursements                                           36,088    29,398

                                                          --------  --------
           TOTAL REVENUES                                  406,424   371,269
                                                          --------  --------
COSTS AND EXPENSES:

   Cost of services provided, before reimbursements        292,254   263,260
   Reimbursements                                           36,088    29,398
                                                          --------  --------
   Cost of Services                                        328,342   292,658

   Selling, general, and administrative expenses            67,395    67,786

   Corporate interest expense, net of interest income of
       $331 and $2,064, respectively                         2,882       803

                                                          --------  --------
           TOTAL COSTS AND EXPENSES                        398,619   361,247
                                                          --------  --------

INCOME BEFORE INCOME TAXES                                   7,805    10,022

PROVISION FOR INCOME TAXES                                   2,763     2,093
                                                          --------  --------

NET INCOME                                                $  5,042  $  7,929
                                                          ========  ========

NET INCOME PER SHARE:
    Basic                                                 $   0.10  $   0.16
    Diluted                                               $   0.10  $   0.16
                                                          ========  ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                   48,878    48,724
    Diluted                                                 49,388    48,836
                                                          ========  ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                  $   0.12  $   0.12
    Class B Common Stock                                  $   0.12  $   0.12
                                                          ========  ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED
                                                          ------------------
                                                          JUNE 30,  JUNE 30,
                                                            2005      2004
                                                          --------  --------
REVENUES:

   Revenues before reimbursements                         $186,002  $172,016
   Reimbursements                                           20,779    14,517

                                                          --------  --------
           TOTAL REVENUES                                  206,781   186,533
                                                          --------  --------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements        147,335   132,135
   Reimbursements                                           20,779    14,517
                                                          --------  --------
   Cost of Services                                        168,114   146,652

   Selling, general, and administrative expenses            33,161    34,150

   Corporate interest expense, net of interest income of
       $149 and $1,929, respectively                         1,355      (534)

                                                          --------  --------
           TOTAL COSTS AND EXPENSES                        202,630   180,268
                                                          --------  --------

INCOME BEFORE INCOME TAXES                                   4,151     6,265

PROVISION FOR INCOME TAXES                                   1,470       725
                                                          --------  --------

NET INCOME                                                $  2,681  $  5,540
                                                          ========  ========

NET INCOME PER SHARE:
    Basic                                                 $   0.05  $   0.11
    Diluted                                               $   0.05  $   0.11
                                                          ========  ========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                   48,884    48,724
    Diluted                                                 49,391    48,796
                                                          ========  ========

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                  $   0.06  $   0.06
    Class B Common Stock                                  $   0.06  $   0.06
                                                          ========  ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       (UNAUDITED)        *
                                                        JUNE 30,     DECEMBER 31,
                                                          2005           2004
                                                       -----------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    43,555   $     43,571
   Accounts receivable, less allowance for doubtful
      accounts of $21,179 in 2005 and $21,859 in 2004      175,207        176,187
   Unbilled revenues, at estimated billable amounts        102,785        103,586
   Prepaid expenses and other current assets                14,754         21,363
                                                       -----------   ------------
       TOTAL CURRENT ASSETS                                336,301        344,707
                                                       -----------   ------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                         152,272        154,922
   Less accumulated depreciation                          (116,176)      (120,079)
                                                       -----------   ------------
       NET PROPERTY AND EQUIPMENT                           36,096         34,843
                                                       -----------   ------------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net        110,240        109,410
   Capitalized software costs, net                          31,982         32,550
   Deferred income tax asset                                32,157         32,172
   Other                                                    18,427         17,578
                                                       -----------   ------------
       TOTAL OTHER ASSETS                                  192,806        191,710
                                                       -----------   ------------

TOTAL ASSETS                                           $   565,203   $    571,260
                                                       ===========   ============

* derived from the audited Consolidated Balance Sheet

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                               (UNAUDITED)       *
                                                                 JUNE 30,    DECEMBER 31,
                                                                   2005         2004
                                                               -----------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                       $    38,912   $     37,401
   Accounts payable                                                 43,216         41,730
   Accrued compensation and related costs                           44,791         45,961
   Deferred revenues                                                20,402         22,682
   Self-insured risks                                               19,955         18,976
   Accrued income taxes                                             17,388         22,760
   Other accrued liabilities                                        20,488         22,913
   Current installments of long-term debt                            1,543          1,900
                                                               -----------   ------------
       TOTAL CURRENT LIABILITIES                                   206,695        214,323
                                                               -----------   ------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                        50,950         50,875
   Deferred revenues                                                10,073         10,179
   Self-insured risks                                                8,625         10,958
   Minimum pension liabilities                                      76,161         73,893
   Postretirement medical benefit obligation                         5,544          5,544
   Other                                                            10,379         10,655
                                                               -----------   ------------
       TOTAL NONCURRENT LIABILITIES                                161,732        162,104
                                                               -----------   ------------

SHAREHOLDERS' INVESTMENT:
   Class A common stock, $1.00 par value; 50,000 shares
      authorized; 24,189 and 24,157 shares issued and
      outstanding in 2005 and 2004, respectively                    24,189         24,157
   Class B common stock, $1.00 par value;  50,000 shares
      authorized; 24,697 shares issued and outstanding
      in 2005 and 2004                                              24,697         24,697
   Additional paid-in capital                                        1,719          1,441
   Retained earnings                                               200,389        201,213
   Accumulated other comprehensive loss                            (54,218)       (56,675)
                                                               -----------   ------------
       TOTAL SHAREHOLDERS' INVESTMENT                              196,776        194,833
                                                               -----------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                 $   565,203   $    571,260
                                                               ===========   ============

* derived from the audited Consolidated Balance Sheet

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                   --------------------
                                                                   JUNE 30,    JUNE 30,
                                                                     2005        2004
                                                                   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  5,042   $   7,929
   Reconciliation of net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                9,631       9,044
         Deferred income taxes                                           13         (90)
         Stock-based compensation                                        99           -
         Loss on sales of property and equipment, net                    15         103
         Changes in operating assets and liabilities, net of
               effects of acquisitions:
            Accounts receivable, net                                  2,891     (11,716)
            Unbilled revenues                                         2,664      (3,680)
            Accrued  or prepaid income taxes                         (5,373)        (86)
            Accounts payable and accrued liabilities                 (1,328)     (9,063)
            Deferred revenues                                        (2,596)      2,626
            Accrued pension costs                                    (1,745)     (1,664)
            Prepaid expenses and other assets                        (1,416)      1,134
                                                                   --------   ---------
Net cash provided by (used in) operating activities                   7,897      (5,463)
                                                                   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                            (7,308)     (4,685)
   Capitalization of computer software costs                         (2,626)     (3,120)
   Proceeds from 2004 sale of undeveloped land                        7,562           -
   Payment for prior acquisitions                                       (90)       (479)
   Proceeds from sales of property and equipment                        208          85
                                                                   --------   ---------
Net cash used in investing activities                                (2,254)     (8,199)
                                                                   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                    (5,866)     (5,847)
   Proceeds from exercises of stock options                             310           -
   Increase in short-term borrowings                                  2,325       4,642
   Payments on short-term borrowings                                 (1,933)     (8,045)
   Payments on long-term debt and capital leases                       (975)       (300)
   Capitalized loan costs                                                 -          61
                                                                   --------   ---------
Net cash used in financing activities                                (6,139)     (9,489)
                                                                   --------   ---------

Effect of exchange rate changes on cash and cash equivalents            480         436
                                                                   --------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (16)    (22,715)
Cash and cash equivalents at beginning of period                     43,571      45,805
                                                                   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 43,555   $  23,090
                                                                   ========   =========

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Company's critical accounting policies and estimates as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to measure compensation cost for all share-based payments based on the fair value of the shares, including employee stock options. Pro forma disclosure will not be permitted under SFAS 123R. When originally issued, SFAS 123R was to be effective for public companies for the first interim or annual period beginning after June 15, 2005. However, in April 2005 the SEC amended Regulation S-X to allow public companies that had not yet adopted SFAS 123R to delay adoption of the Standard until the beginning of the first annual period beginning after June 15, 2005. Accordingly, the Company expects to adopt SFAS 123R at the beginning of 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: 1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or 2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the "modified prospective" method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Under APB 25, the Company recognizes compensation cost for stock grants, but generally recognizes no compensation cost for its employee stock option and employee stock purchase plans due to the terms of those plans. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's financial position. The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to these condensed consolidated financial statements. Based on employee stock options issued through June 30, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, the Company expects the adoption of SFAS 123R to reduce net income by approximately $909,000 in the year of adoption, or $0.02 per share.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The American Jobs Creation Act of 2004 ("the Act") allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer. This deduction is elective by the tax payer. Recently, the Treasury Department provided needed clarification on key elements of the repatriation provision of the Act. Generally, it is the Company's policy to consider undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. The Company is currently evaluating the elective dividend repatriation provision of the Act and the recent guidance issued by the Treasury Department. Accordingly, the Company has not yet estimated a potential range of any related income tax effects or impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and errors corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 will involve adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements. SFAS 123R, which the Company plans to adopt at the beginning of 2006, contains explicit transitional guidance. Accordingly, the transition requirements of SFAS 154 will not apply to the Company's pending adoption of SFAS 123R.

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Below is the calculation of basic and diluted net income per share for the quarters and six months ended June 30, 2005 and 2004:

                                           Quarter ended      Six months ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30,
(in thousands, except per share data)      2005      2004      2005      2004
-------------------------------------    --------  --------  --------  --------
Net income available to common
  shareholders                           $  2,681  $  5,540  $  5,042  $  7,929
                                         ========  ========  ========  ========
Weighted-average common shares
  outstanding - Basic                      48,884    48,724    48,878    48,724
Dilutive effect of stock-based
  compensation                                507        72       510       112
                                         --------  --------  --------  --------
Weighted-average common shares
  outstanding - Diluted                    49,391    48,796    49,388    48,836
                                         ========  ========  ========  ========
Basic net income per share               $   0.05  $   0.11  $   0.10  $   0.16
                                         ========  ========  ========  ========
Diluted net income per share             $   0.05  $   0.11  $   0.10  $   0.16
                                         ========  ========  ========  ========

Additional options to purchase 3,261,260 shares of the Company's Class A common stock at exercise prices ranging from $7.05 to $19.50 per share were outstanding at June 30, 2005, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4.    COMPREHENSIVE INCOME

For the quarters and six months ended June 30, 2005 and 2004, comprehensive income for the Company consisted of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and six months ended June 30, 2005 and 2004:

                                       Quarter ended       Six months ended
                                    -------------------   ------------------
                                    June 30,   June 30,   June 30,  June 30,
       (in thousands)                 2005       2004       2005      2004
----------------------------        --------  ---------   --------  --------
Net income                          $  2,681  $   5,540   $  5,042  $  7,929
Foreign currency translation
  adjustment                             473     (3,442)     2,457      (386)
                                    --------  ---------   --------  --------
Comprehensive income                $  3,154  $   2,098   $  7,499  $  7,543
                                    ========  =========   ========  ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company's executive stock bonus plan ("the Plan") is considered compensatory under APB 25. From the Plan's 2005 inception through June 30, 2005, the Company recognized pretax compensation cost of approximately $99,000 for the Plan. Compensation cost for the remainder of 2005 is estimated to approximate the amount recognized during the first six months of 2005, but could vary based on potential changes in the quoted price of the Company's Class A common stock, achievement rates for the corporate and participant goals contained in the Plan, and participant attrition rates.

Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                          Quarter ended       Six months ended
                                       -------------------  -------------------
                                       June 30,   June 30,  June 30,   June 30,
(in thousands, except per share data)    2005       2004      2005       2004
-------------------------------------  --------   --------  --------   --------
Net income as reported                 $  2,681   $  5,540  $  5,042   $  7,929

Add:  Stock-based employee
      compensation expense included
      in reported net  income, net
      of tax                                 23          -        64          -

Less:  Stock-based compensation
       expense using the fair value
       method, net of tax                  (391)      (155)     (737)      (345)
                                       --------   --------  --------   --------

Pro forma net income                   $  2,313   $  5,385  $  4,369   $  7,584
                                       ========   ========  ========   ========

Net income per share - basic:
As reported                            $   0.05   $   0.11  $   0.10   $   0.16
                                       ========   ========  ========   ========
Pro forma                              $   0.05   $   0.11  $   0.09   $   0.16
                                       ========   ========  ========   ========

Net income per share - diluted:
As reported                            $   0.05   $   0.11  $   0.10   $   0.16
                                       ========   ========  ========   ========
Pro forma                              $   0.05   $   0.11  $   0.09   $   0.16
                                       ========   ========  ========   ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              Quarter ended       Six months ended
                          -------------------   -------------------
                          June 30,   June 30,   June 30,   June 30,
                            2005       2004       2005       2004
                          --------   --------   --------   --------
Expected dividend yield        3.3%       3.4%       3.3%       3.4%
Expected volatility             34%        35%        34%        34%
Risk-free interest rate        4.1%       3.8%       4.1%       3.8%
Expected life of options   7 years    7 years    7 years    7 years

6.    RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. and United Kingdom ("U.K.") defined benefit pension plans for the quarters and six months ended June 30, 2005 and 2004 included the following components:

                                  Quarter ended        Six months ended
                               -------------------   -------------------
                               June 30,   June 30,   June 30,   June 30,
       (in thousands)            2005       2004       2005       2004
-----------------------------  --------   --------   --------   --------
Service cost                   $    515   $    430   $  1,029   $    860
Interest cost                     7,842      7,485     15,685     14,970
Expected return on assets        (8,128)    (7,756)   (16,246)   (15,513)
Recognized net actuarial loss     1,876      1,756      3,751      3,513
                               --------   --------   --------   --------
Net periodic benefit cost      $  2,105   $  1,915   $  4,219   $  3,830
                               ========   ========   ========   ========

The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2005. During the quarter and six months ended June 30, 2005, cash contributions of approximately $995,000 and $2,010,000, respectively, were made to the Company's U.K. defined benefit pension plans.

7.    SEGMENT INFORMATION

The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

services through branch or representative offices located in 62 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance.

Intersegment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before net corporate interest expense and income taxes. Financial information for the quarters and six months ended June 30, 2005 and 2004 covering the Company's reportable segments is presented below:

                                              Quarter ended      Six months ended
                                           -------------------  ------------------
                                            June 30,  June 30,  June 30,  June 30,
             (in thousands)                   2005      2004      2005      2004
-----------------------------------------  ---------  --------  --------  --------
REVENUES:
  U.S.                                     $ 114,354  $109,593  $226,861  $218,906
  International                               71,648    62,423   143,475   122,965
                                           ---------  --------  --------  --------
     TOTAL REVENUES BEFORE REIMBURSEMENTS  $ 186,002  $172,016  $370,336  $341,871
                                           =========  ========  ========  ========

OPERATING EARNINGS:
  U.S.                                     $   1,810  $  3,826  $  3,646  $  6,718
  International                                3,696     1,905     7,041     4,107
                                           ---------  --------  --------  --------
     TOTAL OPERATING EARNINGS              $   5,506  $  5,731  $ 10,687  $ 10,825
                                           =========  ========  ========  ========

8.    COMMITMENTS AND CONTINGENCIES

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $4.0 million through 2009, as follows:

  2005      2006    2007       2008       2009
--------  -------  -------  ----------  --------
$234,000  $79,000  $79,000  $3,292,000  $266,000

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

The Company is currently the subject of an audit under California Labor Code Sections 129 and 129.5 by the Audit Unit, Division of Workers' Compensation, Department of Industrial Relations, State of California ("Audit Unit"). The Audit Unit is auditing workers' compensation files which the Company handled on behalf of clients in its El Segundo, California office in 2001 and 2002. This audit relates to a previous audit that the Company underwent in El Segundo in 2000 wherein the Company agreed to the imposition of a civil penalty pursuant to California Labor Code Section 129.5 and submission to this current follow-up audit, among other items. With respect to this current audit, the Company cannot predict when it will be completed, its ultimate outcome, or its effect on the Company's financial condition, results of operations, or cash flows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Atlanta, Georgia
August 3, 2005

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

RESULTS OF OPERATIONS

Consolidated net income was approximately $2.7 million and $5.5 million for the quarters ended June 30, 2005 and 2004, respectively, and approximately $5.0 million and $7.9 million for the six months ended June 30, 2005 and 2004, respectively. During the 2004 second quarter, we settled a tax credit refund claim, including interest, with the Internal Revenue Service which increased net income $2.8 million by reducing federal income tax expense by $1.7 million and decreasing pretax net corporate interest expense by $1.8 million. There was no such tax refund settlement in 2005.

Operating earnings is one of the key performance measures used by our senior management and chief decision maker to evaluate the performance of our business and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our performance using the same criteria our management uses. Operating earnings (earnings before net corporate interest expense and income taxes) during the quarter and six months ended June 30, 2005, totaled approximately $5.5 million and $10.7 million, respectively, compared with approximately $5.7 million and $10.8 million, respectively, in the comparable 2004 periods. Following is a reconciliation of consolidated net income on a generally accepted accounting principles (GAAP) basis to operating earnings for the quarters and six months ended June 30, 2005 and 2004 and the related margins as a percentage of revenues before reimbursements:

                             Quarter ended                Six months ended
                ---------------------------------  ----------------------------------
                June 30,    %    June 30,    %     June 30,    %    June 30,    %
(in thousands)    2005   Margin    2004    Margin    2005   Margin    2004    Margin
--------------- -------- ------  --------  ------  -------- ------  -------- --------
Net income      $  2,681    1.5% $  5,540     3.2% $  5,042    1.4% $  7,929      2.3%

Add/(deduct):
   Net
   corporate
   interest        1,355    0.7      (534)   (0.3)    2,882    0.8       803      0.3

   Income
   taxes           1,470    0.8       725     0.4     2,763    0.7     2,093      0.6
                -------- ------  --------  ------  -------- ------  -------- --------
Operating
  earnings      $  5,506    3.0% $  5,731     3.3% $ 10,687    2.9% $ 10,825      3.2%
                ======== ======  ========  ======  ======== ======  ======== ========

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

Operating results for our U.S. and international operations for the quarters and six months ended June 30, 2005 and 2004 were as follows:

                                         Quarter ended      Six months ended
                                     -------------------   -------------------
                                     June 30,   June 30,   June 30,   June 30,
          (in thousands)               2005       2004       2005       2004
-----------------------------------  --------   --------   --------   --------
REVENUES BEFORE REIMBURSEMENTS:
   U.S.                              $114,354   $109,593   $226,861   $218,906
   International                       71,648     62,423    143,475    122,965
                                     --------   --------   --------   --------
         TOTAL                       $186,002   $172,016   $370,336   $341,871

COMPENSATION & FRINGE BENEFITS:
   U.S.                              $ 74,200   $ 67,606   $146,316   $136,474
   % of Revenues                         64.9%      61.7%      64.5%      62.3%
   International                       49,922     42,832    100,467     85,237
   % of Revenues                         69.6%      68.6%      70.0%      69.4%
                                     --------   --------   --------   --------
         TOTAL                       $124,122   $110,438   $246,783   $221,711
         % of Revenues                   66.7%      64.2%      66.6%      64.8%

EXPENSES OTHER THAN REIMBURSEMENTS,
COMPENSATION & FRINGE BENEFITS:
   U.S.                              $ 38,344   $ 38,161   $ 76,899   $ 75,714
   % of Revenues                         33.5%      34.8%      33.9%      34.6%
   International                       18,030     17,686     35,967     33,621
   % of Revenues                         25.2%      28.3%      25.1%      27.3%
                                     --------   --------   --------   --------
         TOTAL                       $ 56,374   $ 55,847   $112,866   $109,335
         % of Revenues                   30.3%      32.5%      30.5%      32.0%

OPERATING EARNINGS (1):
   U.S.                              $  1,810   $  3,826   $  3,646   $  6,718
   % of Revenues                          1.6%       3.5%       1.6%       3.1%
   International                        3,696      1,905      7,041      4,107
   % of Revenues                          5.2%       3.1%       4.9%       3.3%
                                     --------   --------   --------   --------
         TOTAL                       $  5,506   $  5,731   $ 10,687   $ 10,825
         % of Revenues                    3.0%       3.3%       2.9%       3.2%

(1) Earnings before net corporate interest expense and income taxes.

U.S. OPERATIONS

REVENUES

U.S. revenues before reimbursements, by market type, for the quarters and six months ended June 30, 2005 and 2004 were as follows:

                                     Quarter ended              Six months ended
                            ----------------------------  ----------------------------
                            June 30,  June 30,            June 30,  June 30,
      (in thousands)          2005      2004    Variance    2005      2004    Variance
--------------------------  --------  --------  --------  --------  --------  --------
Insurance companies         $ 48,215  $ 48,369   (0.3%)   $102,194  $ 98,822    3.4%
Self-insured entities         38,594    40,353   (4.4%)     77,934    80,762   (3.5%)
Class action services         27,545    20,871   32.0%      46,733    39,322   18.5%
                            --------  --------            --------  --------
     TOTAL U.S. REVENUES
     BEFORE REIMBURSEMENTS  $114,354  $109,593    4.3%    $226,861  $218,906    3.6%
                            ========  ========            ========  ========

Revenues from insurance companies decreased 0.3% from the 2004 second quarter to $48.2 million in the 2005 second quarter, reflecting a continued softening in our U.S. insurance company referrals for high-frequency, low-severity claims. These revenues increased 3.4% to $102.2 million for the six months ended June 30, 2005, compared to $98.8 million for the 2004 period, due to a $4.0 million increase in revenues generated by our catastrophe adjusters involved in finalizing claims resulting from the hurricanes which struck the U.S. during 2004. Revenues from self-insured clients decreased 4.4% and 3.5% from the second quarter and six months ended June 30, 2004, respectively, to $38.6 million and $77.9 million in the comparable 2005 periods, due primarily to a reduction in claim referrals from our existing clients, only partially offset by net new business gains. See the following analysis of U.S. cases received. Class action services revenues, including administration and inspection services, increased 32.0% and 18.5% from the 2004 second quarter and six-month periods, respectively, to $27.5 million and $46.7 million in the 2005 second quarter and year-to-date periods. Class action services revenues can fluctuate significantly depending on the timing and size of project awards.

Case Volume Analysis

Excluding the impact of class action services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 7.3% in the second quarter of 2005 compared to the same 2004 quarter. This decrease was partially offset by a 5.5% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 1.8% decrease in U.S. revenues for the second quarter of 2005, excluding revenues from class action services. The decrease in referrals of high-frequency, low-severity claims has increased our average revenue per claim in the 2005 second quarter. Growth in class action services increased U.S. revenues by 6.1% in the quarter ended June 30, 2005, compared to the same quarter in 2004.

For the six month period ended June 30, 2005, U.S. unit volume decreased 3.8%, compared to the same 2004 period. This decrease was partially offset by a 4.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.2% increase in U.S. revenues for the first six months of 2005, excluding revenues from class action services. Growth in class action services increased U.S. revenues by 3.4% in the 2005 six-month period, compared to the same period in 2004.

Excluding the impact of class action services, U.S. unit volume by major service line, as measured by cases received, for the quarters and six months ended June 30, 2005 and 2004 was as follows:

                                      Quarter ended              Six months ended
                             ----------------------------  ----------------------------
                             June 30,  June 30,            June 30,  June 30,
       (whole numbers)         2005      2004    Variance    2005      2004    Variance
---------------------------  --------  --------  --------  --------  --------  --------
Casualty                      46,207    49,653     (6.9%)   93,788   101,679    (7.8%)
Property                      43,495    49,085    (11.4%)   92,052    90,058     2.2%
Vehicle                       30,875    34,109     (9.5%)   63,804    68,049    (6.2%)
Workers' Compensation         36,984    38,230     (3.3%)   73,000    77,820    (6.2%)
Other                          5,498     4,886     12.5%    11,387     9,574    18.9%
                             -------   -------             -------   -------
  TOTAL U.S. CASES RECEIVED  163,059   175,963     (7.3%)  334,031   347,180    (3.8%)
                             =======   =======             =======   =======

Conservative underwriting by insurance companies, including significant increases in policy deductibles, contributed to an industry-wide decline in property and casualty claims frequency during the 2005 second quarter. For the 2005 year-to-date period, property claims increased due to the residual impact from the four hurricanes that struck Florida and other southeastern states during August and September of 2004. The decline in vehicle claims during the quarter and six months ended June 30, 2005 was due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. The decline in worker's compensation claims during the quarter and six months ended June 30, 2005 was due to a reduction in claims from our existing clients and reflected continued weakness in the growth of U.S. employment levels and associated workplace injuries.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues increased to 64.9% in the second quarter of 2005 as compared to 61.7% in the same 2004 quarter. For the six month period ended June 30, 2005, U.S. compensation expense as a percent of revenues increased to 64.5% compared to 62.3% in the 2004 period. These increases primarily reflect an increase in capacity in our U.S. field operations. There was an average of 4,234 full-time equivalent employees in the first six months of 2005, compared to an average of 4,188 in the same 2004 period. There was an average of 76 more catastrophe adjusters employed in the first six months of 2005 compared to the same period in 2004.

U.S. salaries and wages totaled $59.1 million and $117.1 million for the quarter and six months ended June 30, 2005, respectively, increasing 5.2% and 5.7%, from $56.2 million and $110.8 million in the comparable 2004 periods as a result of the higher compensation expense associated with our catastrophe adjusters and merit salary increases granted during the period. Payroll taxes and fringe benefits for U.S. operations totaled $15.1 million and $29.2 million in the second quarter and first six months of 2005, respectively, increasing 32.5% and 13.6% from 2004 costs of $11.4 million and $25.7 million for the comparable periods. These increases are primarily due to higher costs in our self-insured workers compensation and self-insured medical benefits programs.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 33.5% of revenues for the quarter ended June 30, 2005, down from 34.8% for the same quarter in 2004. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 33.9% of revenues for the six-month period ended June 30, 2005, down from 34.6% for the same period in 2004. These decreases are primarily due to lower self-insured professional indemnity costs.

REIMBURSEMENTS

Reimbursements in our U.S. operations increased to $13.5 million and $22.2 million for the quarter and six months ended June 30, 2005, respectively, from $8.1 million and $17.0 million in the comparable 2004 periods, reflecting an increase in revenues from our class action services unit.

INTERNATIONAL OPERATIONS

REVENUES

Substantially all international revenues were derived from the insurance company market. Revenues before reimbursements from our international operations increased 14.8%, from $62.4 million in the second quarter of 2004 to $71.6 million in the 2005 second quarter. Revenues before reimbursements for the first six months of 2005 totaled $143.5 million, a 16.7% increase from $123.0 million reported in the first six months of 2004. International unit volume, measured principally by cases received, increased 11.3% and 19.4% in the current quarter and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Our third quarter 2004 acquisition of the net assets of Cabinet Mayousseir, Cabinet Tricaud, and TMA in France increased international revenues by 1.6% in the second quarter and six months ended June 30, 2005. Revenues per claim decreased 3.9% and 10.8% during the quarter and six months ended June 30, 2005, respectively, due to changes in the mix of services provided and in the rates charged for those services. Growth in high-frequency, low-severity claim referrals in the United Kingdom ("U.K.") and Continental Europe, Middle East and Africa ("CEMEA") from new contracts entered into during 2004 and 2005 reduced the average revenue per claim in the first half of 2005. Revenues reflect a 5.8% and 6.5% increase during the quarter and six months ended June 30, 2005, respectively, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

International unit volume by region for the quarters and six months ended June 30, 2005 and 2004 was as follows:

                               Quarter ended              Six months ended
                      ----------------------------  ----------------------------
                      June 30,  June 30,            June 30,  June 30,
    (whole numbers)     2005      2004    Variance    2005      2004    Variance
--------------------  --------  --------  --------  --------  --------  --------
United Kingdom         31,829    26,937     18.2%    73,184    51,309    42.6%
Americas               27,557    24,532     12.3%    56,938    52,667     8.1%
CEMEA                  21,633    21,269      1.7%    47,255    42,311    11.7%
Asia/Pacific           10,216     9,205     11.0%    20,083    19,043     5.5%
                       ------    ------             -------   -------
  TOTAL INTERNATIONAL
    CASES RECEIVED     91,235    81,943     11.3%   197,460   165,330    19.4%
                       ======    ======             =======   =======

The increases in the U.K. and CEMEA for the quarter and six months ended June 30, 2005 were largely due to an increase in claims received from new contracts entered into during 2004 and 2005. The increases in the Americas were primarily due to an increase in auto appraisal claims in Canada. The increases in Asia/Pacific were primarily due to an increase in weather-related claims in 2005.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues, compensation expense, including related payroll taxes and fringe benefits, increased to 69.6% for the quarter ended June 30, 2005 from 68.6% for the same quarter in 2004. For the six-month period ended June 30, 2005, compensation, payroll taxes and fringe benefits increased slightly as a percentage of revenues to 70.0% from 69.4% in 2004. These increases are primarily due to staff increases in the U.K. and CEMEA to handle claims referred under new contracts entered into during 2004 and 2005. There was an average of 3,227 full-time equivalent employees in the first six months of 2005 compared to an average of 3,116 in the same 2004 period.

Salaries and wages of international personnel increased to $42.1 million for the quarter ended June 30, 2005, from $36.0 million in the same 2004 quarter. For the six-month periods, salaries and wages increased to $84.3 million in 2005 from $71.5 million in 2004. Payroll taxes and fringe benefits for international operations totaled $7.8 million and $16.2 million for the quarter and six months ended June 30, 2005, respectively, compared to $6.8 million and $13.8 million for the same periods in 2004. The increases in these costs were largely the result of staffing increases in the U.K. and CEMEA and a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 25.2% and 25.1% of international revenues for the quarter and six months ended June 30, 2005, respectively, down from 28.3% and 27.3% for the same periods in 2004, primarily due to a reduction of operating capacity within our U.K. unit.

REIMBURSEMENTS

Reimbursements in our international operations increased to $7.3 million and $13.9 million for the quarter and six months ended June 30, 2005, respectively, from $6.4 million and $12.4 million in the same 2004 periods. These increases were primarily due to a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro, and an increase in the use of outside experts to handle certain claims.

NET CORPORATE INTEREST EXPENSE AND INCOME TAXES

During June 2004, we settled a tax credit refund claim with the Internal Revenue Service and recorded a receivable of $3.5 million, which is comprised of a tax refund of $1.7 million and associated interest of $1.8 million.

Net corporate interest expense increased to $1.4 million and $2.9 million for the quarter and six months ended June 30, 2005, respectively, from interest income of $534,000 and interest expense of $803,000 in the comparable 2004 periods. Net corporate interest (income) expense for the 2004 periods included interest income of $1.8 million associated with the tax credit refund claim.

Our effective tax rate was 35.4% of pretax income for the quarter and six months ended June 30, 2005, compared to 39.4% and 38.4% of pretax income for the quarter and six months ended June 30, 2004, respectively. Our effective tax rates for the 2004 periods exclude the $1.7 million related to the tax credit refund claim settled in June 2004. Taxes on income totaled $1.5 million and $2.8 million for the quarter and six months ended June 30, 2005, respectively, as compared to $725,000 and $2.1 million, including the expected tax refund, for the comparable 2004 periods. We perform a quarterly evaluation of our effective tax rate expected for the year. Based on operating results through the first six months of 2005 and a projection of operating results for the remainder of the year, we estimate that our effective tax rate will be 35.4% for the calendar year 2005. The change in our estimated effective tax rate for 2005 was primarily due to a change in the mix of income expected from our various international operations.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2005, our working capital balance (current assets less current liabilities) was $129.6 million, a slight decrease from the December 31, 2004 balance of $130.4 million. Cash and Cash Equivalents totaled $43.6 million at both June 30, 2005 and December 31, 2004. Cash was generated primarily from operating activities. Cash provided by operations during the six months ended June 30, 2005 totaled $7.9 million and reflected collections of accounts receivable generated from the hurricane-related claims administered in late 2004 and early 2005 and improved collections in our class action services unit. The principal uses of cash were for acquisitions of property and equipment, dividends paid to shareholders, and investments in computer software.

Cash dividends paid to shareholders were 116.3% of net income in the first six months of 2005, compared to 73.7% for the same period in 2004. Our Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first six months of 2005, we did not repurchase any of the Company's Class A or Class B common stock. As of June 30, 2005, 705,863 shares are eligible to be repurchased under the discretionary 1999 share repurchase program authorized by our Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

We maintain a $70.0 million committed revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This committed revolving credit line expires in October 2006. We expect to renew our revolving credit line on or before October 2006 on terms similar to those under the current commitment. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $13.7 million committed under the letter of credit facility, the balance of our unused line of credit totaled $20.2 million at June 30, 2005. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2005 totaled $38.9 million, increasing from $37.4 million at December 31, 2004. Long-term borrowings outstanding, excluding current installments, as of June 30, 2005 totaled $51.0 million compared to $50.9 million at December 31, 2004. We have historically used the proceeds from our long-term borrowings to finance business acquisitions, primarily in our international segment. Refer to the Debt Covenants discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next twelve months.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at June 30, 2005 was $196.8 million, compared with $194.8 million at December 31, 2004. This increase was a result of net income and a positive foreign currency translation adjustment, net of dividends paid to shareholders during the first six months of 2005.

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

LEGAL PROCEEDINGS

As disclosed in Note 8, "Commitments and Contingencies," to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments under existing earnout agreements would approximate $4.0 million through 2009, as follows: 2005 - $234,000; 2006 - $79,000; 2007 - $79,000; 2008 - $3,292,000; and 2009 -
$266,000.

At June 30, 2005, we have committed $13.7 million under letters of credit to satisfy certain of our own contractual requirements. As noted in our discussion of Debt Covenants, these letters of credit commitments are a component of our $70.0 million Revolving Credit Agreement.

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of June 30, 2005, there was $36.1 million outstanding on the revolving credit line with an average variable interest rate of 5.32%. In addition, letters of credit of $13.7 million were also committed under this revolving credit line. The $50.0 million senior notes have scheduled principal repayments of approximately $5.6 million beginning October 2006 and continuing semi-annually through 2009 with the final payment due October 2010. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and our U.S. subsidiaries have guaranteed our obligations under these agreements.

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

We were in compliance with these debt covenants as of June 30, 2005. However, based upon our annualized operating results for the first six months of 2005, we may not be in compliance with certain financial covenants contained in the Revolving Credit Agreement and the Notes Purchase Agreement as of the end of the fourth quarter of 2005. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments.

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

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to measure compensation cost for all share-based payments based on the fair value of the shares, including employee stock options. Pro forma disclosure will not be permitted under SFAS 123R. When originally issued, SFAS 123R was to be effective for public companies for the first interim or annual period beginning after June 15, 2005. However, in April 2005 the SEC amended Regulation S-X to allow public companies that had not yet adopted SFAS 123R to delay adoption of the Statement until the beginning of the first annual period beginning after June 15, 2005. Accordingly, we expect to adopt SFAS 123R at the beginning of 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: 1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or 2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the "modified prospective" method.

As permitted by SFAS 123, we currently account for share-based payments to our employees using APB 25's intrinsic value method. Under APB 25, we recognize compensation cost for stock grants, but we generally recognize no compensation cost for our employee stock option and employee stock purchase plans due to the terms of those plans. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on our results of operations, although it will have no impact on our financial position. The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to the condensed consolidated financial statements. Based on employee stock options issued through June 30, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, we expect the adoption of SFAS 123R to reduce net income by approximately $909,000 in the year of adoption, or $0.02 per share.

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

The American Jobs Creation Act of 2004 ("the Act") allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer. This deduction is elective by the tax payer. Recently, the Treasury Department provided needed clarification on key elements of the repatriation provision of the Act. Generally, it is our policy to consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. We are currently evaluating the elective dividend repatriation provision of the Act and the recent guidance issued by the Treasury Department. Accordingly, we have not yet estimated a potential range of any related income tax effects or impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and errors corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 will involve adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements. SFAS 123R, which we plan to adopt at the beginning of 2006, contains explicit transitional guidance. Accordingly, the requirements of SFAS 154 will not apply to our pending adoption of SFAS 123R.

PENDING LEGISLATION

We are aware of possible future Congressional legislation that may impact the Pension Benefit Guaranty Corporation ("PBGC") and the Employee Retirement Income Security Act of 1974 ("ERISA") as they relate to defined benefit pension plans in the U.S. Our frozen U.S. defined benefit pension plan is regulated by both the PBGC and ERISA. We understand that this pending legislation, if enacted, could significantly alter future pension funding requirements and actuarial formulas used by sponsors of defined benefit pension plans that are regulated by the PBGC and ERISA. Our plan, including the related critical accounting policies and estimates, could be impacted by any such future legislation. This pending legislation, called the National Employee Savings and Trust Equity Guarantee Act and the Pension Protection Act, have not been finalized or enacted into law. Accordingly, we cannot yet estimate the potential impact, if any, this possible legislation may have on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments as of June 30, 2005.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international operations were 38.7% and 36.0% of total consolidated revenues for the six months ending June 30, 2005 and 2004, respectively. Except for borrowing in foreign currencies, we have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of June 30, 2005 were used to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased pretax income by approximately $451,000, or less than $0.01 per share, during the first six months of 2005, had the U.S. dollar exchange rate increased or decreased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain of our variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At June 30, 2005, we had $38.9 million in short-term borrowings outstanding, including bank overdraft facilities, with an average variable interest rate of 5.3%. If the average interest rate increased or decreased by 1%, the impact to pretax income for the six months ended June 30, 2005 would have been approximately $192,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate changed by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our U.S. and U.K. defined benefit plans would have changed by approximately $19.0 million. The impact of this change to pretax income for the six months ended June 30, 2005 would have been approximately $904,000, or $0.01 per share.

CREDIT RISK

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to the Company (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to our filing of Form 10-K for the year ended December 31, 2004, developments identified below have occurred in the following legal proceedings. For other information on legal matters, see Note 8, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Form 10-Q.

We previously disclosed that we had received a subpoena from the State of New York, Office of the Attorney General, requesting various documents relating to our operations. We received notice that the subpoena does not apply to the operations of our international division or our GCG class action administration unit.

We previously disclosed that we had received notice and anticipated that we would be the subject of an audit by the Audit Unit, Division of Workers' Compensation, Department of Industrial Relations, State of California ("Audit Unit"). We are now being audited by the Audit Unit. The Audit Unit is auditing workers' compensation files which we handled on behalf of certain clients in our El Segundo, California office in 2001 and 2002.

We previously disclosed that we had received and complied with two federal grand jury subpoenas which we understood were both issued as part of a conflicts of interest investigation involving a public entity client of one of our New York offices for Risk Management Services and Healthcare Management. These subpoenas did not relate to our billing practices. The Department of Justice has advised our attorneys that this federal investigation is closed insofar as it relates to us or any other individuals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on April 26, 2005 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below. There were no shareholder proposals.

      (a) Votes regarding the election of the persons named below as Directors for a term expiring in 2006 were as follows:

                                For                  Withhold
                                ---                  --------
Jesse C. Crawford               23,586,876            575,496
Thomas W. Crawford              23,601,060            561,312
James D. Edwards                23,743,851            418,521
Robert T. Johnson               23,256,910            905,462
J. Hicks Lanier                 22,552,767          1,609,605
Larry L. Prince                 23,581,576            580,796
Clarence H. Ridley              23,258,610            903,762
John A. Williams                23,451,950            710,422
E. Jenner Wood, III             23,175,310            987,062

      (b) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2005 were as follows:

                For:                   23,950,029
                Against:                  206,806
                Abstentions:                5,537

      (c) Votes regarding approval of the Crawford & Company Executive Stock Bonus Plan were as follows:

                For:                   20,843,112
                Against:                1,680,393
                Abstentions:               81,286
                Broker Non-votes:       1,557,581

ITEM 6. EXHIBITS

See Index to Exhibits on page 33.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAWFORD & COMPANY
                                   (Registrant)

Date: August 4, 2005               /s/ Thomas W. Crawford
                                   ---------------------------------------------
                                   Thomas W. Crawford
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director

Date: August 4, 2005               /s/ John F. Giblin
                                   ---------------------------------------------
                                   John F. Giblin
                                   Executive Vice President - Finance
                                   (Principal Financial Officer)

Date: August 4, 2005               /s/ W. Bruce Swain
                                   ---------------------------------------------
                                   W. Bruce Swain
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                        INDEX TO EXHIBITS

Exhibit
No.                           Description                         Page
-------                       -----------                         ----
3.1       Restated Articles of Incorporation of the Registrant,
          as amended (incorporated by reference to Exhibit 19.1
          to the Registrant's quarterly report on Form 10-Q for
          the quarter ended June 30, 1991)                          -

3.2       Restated By-laws of the Registrant, as amended
          (incorporated by reference to Exhibit 3.1 to the
          Registrant's quarterly report on Form 10-Q for the
          quarter ended June 30, 2004)                              -

15.1      Letter from Ernst & Young LLP                            34

31.1      Certification of principal executive officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002         35

31.2      Certification of principal financial officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002         36

32.1      Certification of principal executive officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002            37

32.2      Certification of principal financial officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002            38