Form 10-Q
period 2005-09-30
CRAWFORD & CO
filed 2005-11-09
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from ______ to ______

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X   NO
                                   -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES   X   NO
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES       NO   X
                                   -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2005 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,288,459
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

                               CRAWFORD & COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1. Financial Statements:

        Condensed Consolidated Statements of Income (unaudited)
           Nine Months ended September 30, 2005 and 2004.................     3

        Condensed Consolidated Statements of Income (unaudited)
           Quarters ended September 30, 2005 and 2004....................     4

        Condensed Consolidated Balance Sheets
           September 30, 2005 (unaudited) and December 31, 2004..........     5

        Condensed Consolidated Statements of Cash Flows (unaudited)
           Nine Months ended September 30, 2005 and 2004.................     7

        Notes to Condensed Consolidated Financial Statements
           (unaudited)...................................................     8

        Report of Independent Registered Public Accounting Firm..........    17


Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    18

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    35

Item 4. Controls and Procedures..........................................    36

Part II. Other Information:

Item 1. Legal Proceedings................................................    37

Item 6. Exhibits.........................................................    38

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS ENDED
                                                           -----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2005            2004
                                                           -------------   -------------
REVENUES:
   Revenues before reimbursements                             $555,056       $527,741
   Reimbursements                                               57,588         61,036
                                                              --------       --------
         TOTAL REVENUES                                        612,644        588,777
                                                              --------       --------

COSTS AND EXPENSES:
   Cost of services provided, before reimbursements            438,538        407,599
   Reimbursements                                               57,588         61,036
                                                              --------       --------
   Cost of services                                            496,126        468,635
   Selling, general, and administrative expenses               101,576        100,946
   Special credit (gain on undeveloped parcel of land)              --         (8,573)
   Corporate interest expense, net of interest income of
      $436 and $2,081, respectively                              4,216          2,269
                                                              --------       --------
         TOTAL COSTS AND EXPENSES                              601,918        563,277
                                                              --------       --------

INCOME BEFORE INCOME TAXES                                      10,726         25,500

PROVISION FOR INCOME TAXES                                       3,797          8,046
                                                              --------       --------
NET INCOME                                                    $  6,929       $ 17,454
                                                              ========       ========
NET INCOME PER SHARE:
   Basic                                                      $   0.14       $   0.36
   Diluted                                                    $   0.14       $   0.36
                                                              ========       ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                                        48,911         48,748
   Diluted                                                      49,416         48,829
                                                              ========       ========
CASH DIVIDENDS PER SHARE:
   Class A Common Stock                                       $   0.18       $   0.18
   Class B Common Stock                                       $   0.18       $   0.18
                                                              ========       ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED
                                                           -----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2005            2004
                                                           -------------   -------------
REVENUES:
   Revenues before reimbursements                             $184,720       $185,870
   Reimbursements                                               21,500         31,638
                                                              --------       --------
         TOTAL REVENUES                                        206,220        217,508
                                                              --------       --------
COSTS AND EXPENSES:
   Cost of services provided, before reimbursements            146,284        144,339
   Reimbursements                                               21,500         31,638
                                                              --------       --------
   Cost of services                                            167,784        175,977
   Selling, general, and administrative expenses                34,181         33,160
   Special credit (gain on undeveloped parcel of land)              --         (8,573)
   Corporate interest expense, net of interest income of
      $193 and $56, respectively                                 1,334          1,466
                                                              --------       --------
         TOTAL COSTS AND EXPENSES                              203,299        202,030
                                                              --------       --------
INCOME BEFORE INCOME TAXES                                       2,921         15,478

PROVISION FOR INCOME TAXES                                       1,034          5,953
                                                              --------       --------
NET INCOME                                                    $  1,887       $  9,525
                                                              ========       ========
NET INCOME PER SHARE:
   Basic                                                      $   0.04       $   0.20
   Diluted                                                    $   0.04       $   0.20
                                                              ========       ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                                        48,978         48,796
   Diluted                                                      49,462         48,917
                                                              ========       ========
CASH DIVIDENDS PER SHARE:
   Class A Common Stock                                       $   0.06       $   0.06
   Class B Common Stock                                       $   0.06       $   0.06
                                                              ========       ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         (UNAUDITED)          *
                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             2005           2004
                                                        -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  36,176      $  43,571
   Accounts receivable, less allowance for doubtful
      accounts of $19,512 in 2005 and $21,859 in 2004       168,502        173,123
   Unbilled revenues, at estimated billable amounts         108,932        106,650
   Prepaid expenses and other current assets                 15,459         22,546
                                                          ---------      ---------
      TOTAL CURRENT ASSETS                                  329,069        345,890
                                                          ---------      ---------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                          151,361        154,553
   Less accumulated depreciation                           (116,228)      (120,054)
                                                          ---------      ---------
      NET PROPERTY AND EQUIPMENT                             35,133         34,499
                                                          ---------      ---------

OTHER ASSETS:
   Intangible assets arising from acquisitions, net         110,169        109,410
   Capitalized software costs, net                           32,572         32,894
   Deferred income tax asset                                 32,150         32,172
   Other                                                     16,641         16,395
                                                          ---------      ---------
      TOTAL OTHER ASSETS                                    191,532        190,871
                                                          ---------      ---------
TOTAL ASSETS                                              $ 555,734      $ 571,260
                                                          =========      =========

*    derived from the audited Consolidated Balance Sheet

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                    (UNAUDITED)          *
                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2005           2004
                                                                   -------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings                                              $ 35,968       $ 37,401
   Accounts payable                                                     40,778         41,730
   Accrued compensation and related costs                               46,552         46,308
   Deferred revenues                                                    20,875         22,682
   Self-insured risks                                                   16,949         17,489
   Accrued income taxes                                                 17,399         22,760
   Other accrued liabilities                                            22,116         24,053
   Current installments of long-term debt and capital leases             1,080          1,900
                                                                      --------       --------
      TOTAL CURRENT LIABILITIES                                        201,717        214,323
                                                                      --------       --------

NONCURRENT LIABILITIES:
   Long-term debt and capital leases, less current installments         50,972         50,875
   Deferred revenues                                                    10,516         10,179
   Self-insured risks                                                    8,129         10,958
   Minimum pension liabilities                                          76,488         73,893
   Postretirement medical benefit obligation                             5,213          5,544
   Other                                                                10,122         10,655
                                                                      --------       --------
      TOTAL NONCURRENT LIABILITIES                                     161,440        162,104
                                                                      --------       --------

SHAREHOLDERS' INVESTMENT:
   Class A common stock, $1.00 par value; 50,000 shares
      authorized; 24,282 and 24,157 shares issued and
      outstanding in 2005 and 2004, respectively                        24,282         24,157
   Class B common stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2005 and 2004                                      24,697         24,697
   Additional paid-in capital                                            6,255          5,606
   Retained earnings                                                   199,337        201,213
   Accumulated other comprehensive loss                                (61,994)       (60,840)
                                                                      --------       --------
       TOTAL SHAREHOLDERS' INVESTMENT                                  192,577        194,833
                                                                      --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $555,734       $571,260
                                                                      ========       ========

*    derived from the audited Consolidated Balance Sheet

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2005            2004
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  6,929        $ 17,454
   Reconciliation of net income to net cash provided by
      operating activities:
      Depreciation and amortization                                14,335          13,512
      Deferred income taxes                                            22             (28)
      Stock-based compensation                                        181              --
      Loss (gain) on sales of property and equipment, net              75          (8,435)
      Changes in operating assets and liabilities,
         net of effects of acquisitions:
         Accounts receivable, net                                   3,858         (28,984)
         Unbilled revenues                                         (2,771)         (3,655)
         Accrued or prepaid income taxes                           (5,391)          9,827
         Accounts payable and accrued liabilities                  (3,606)            250
         Deferred revenues                                         (1,802)          7,160
         Accrued pension costs                                        386            (369)
         Prepaid expenses and other assets                           (990)          2,371
                                                                 --------        --------
Net cash provided by operating activities                          11,226           9,103
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                         (10,869)         (7,567)
   Capitalization of computer software costs                       (4,796)         (5,214)
   Proceeds from 2004 sale of undeveloped land                      7,562           2,028
   Payment for prior acquisitions                                    (121)           (617)
   Proceeds from sales of property and equipment                      516             178
                                                                 --------        --------
Net cash used in investing activities                              (7,708)        (11,192)
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (8,805)         (8,776)
   Proceeds from exercises of stock options and ESPP plans            593             683
   Increase in short-term borrowings                                2,280           1,928
   Payments on short-term borrowings                               (3,240)         (9,327)
   Payments on long-term debt and capital leases                   (1,397)           (841)
   Capitalized loan costs                                              --              61
                                                                 --------        --------
Net cash used in financing activities                             (10,569)        (16,272)
                                                                 --------        --------
Effect of exchange rate changes on cash and cash equivalents         (344)            444
                                                                 --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                              (7,395)        (17,917)
Cash and cash equivalents at beginning of period                   43,571          45,805
                                                                 --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 36,176        $ 27,888
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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected during the balance of the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

There have been no material changes to the Company's major accounting and reporting policies as disclosed in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation.

During 2002, the Company recorded in Other Comprehensive Income (Loss) a tax benefit of $4.165 million related to exercises of stock options. During the third quarter 2005, the Company reclassified this $4.165 million tax benefit from Accumulated Other Comprehensive Loss to Additional Paid-In Capital within Shareholders' Investment as required by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This reclassification, which is a correction of a prior error, had no net impact on the Company's net income, shareholders' investment, or cash flows. This reclassification has been reflected in the Condensed Consolidated Balance Sheets presented herein for September 30, 2005 and December 31, 2004.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Related to this reclassification, the following revisions have been made to the Company's Consolidated Statements of Shareholders' Investment and Consolidated Balance Sheets:

                                                     Accumulated Other
                    Additional Paid-In Capital       Comprehensive Loss
                    --------------------------   -------------------------
Balance at,           As originally              As originally
(in thousands)           reported     Revised       reported      Revised
---------------       -------------   -------    -------------   ---------
December 31, 2002         $  523       $4,688      $(81,481)     $(85,646)
December 31, 2003            840        5,005       (64,717)      (68,882)
December 31, 2004          1,441        5,606       (56,675)      (60,840)
March 31, 2005             1,673        5,838       (54,691)      (58,856)
June 30, 2005              1,719        5,884       (54,218)      (58,383)

As previously reported in the notes to the Company's consolidated financial statements for the year ended December 31, 2004, the portion of Note 1, Major Accounting and Reporting Policies, related to Accumulated Other Comprehensive Loss, has been revised below to reflect this reclassification:

AS REVISED:

(in  thousands)                                   2004         2003       2002
---------------                                 ---------   ---------   ---------
Minimum pension liability                       $(107,281)  $(103,741)  $(113,109)
   Tax benefit on minimum pension liability        39,083      37,761      41,171
                                                ---------   ---------   ---------
Minimum pension liability, net of tax benefit     (68,198)    (65,980)    (71,938)
Cumulative translation adjustment                   7,358      (2,902)    (13,708)
                                                ---------   ---------   ---------
Total accumulated other comprehensive (loss)    $ (60,840)  $ (68,882)  $ (85,646)
                                                =========   =========   =========

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share Based Payments" ("SFAS 123R"), which is a revision of SFAS 123, "Accounting for Stock Compensation." SFAS 123R supersedes SFAS 123 and APB 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to measure compensation cost for all share-based payments based on the fair value of the shares, including employee stock options. Pro forma disclosure will not be permitted under SFAS 123R. When originally issued, SFAS 123R was to be effective for public companies for the first interim or annual period beginning after June 15, 2005. However, in April 2005 the SEC amended Regulation S-X to allow public companies that had not yet adopted SFAS 123R to delay adoption of the Standard until the beginning of the first annual period beginning after June 15, 2005. Accordingly, the Company expects to adopt SFAS 123R at the beginning of 2006.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Accordingly, the adoption of SFAS 123R's fair value method will have an impact on the Company's results of operations, although it will have no net impact on the Company's financial position. The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to these condensed consolidated financial statements. Based on stock-based compensation issued through September 30, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, the Company expects the adoption of SFAS 123R to reduce net income by approximately $912,000 in the year of adoption, or $0.02 per share.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and errors corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 will involve adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements. SFAS 123R, which the Company plans

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to adopt at the beginning of 2006, contains explicit transitional guidance. Accordingly, the transition requirements of SFAS 154 will not apply to the Company's pending adoption of SFAS 123R.

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

Below is the calculation of basic and diluted net income per share for the quarters and nine months ended September 30, 2005 and 2004:

                                                               Quarter ended                 Nine months ended
                                                       -----------------------------   -----------------------------
                                                       September 30,   September 30,   September 30,   September 30,
(in thousands, except per share data)                       2005            2004            2005            2004
-------------------------------------                  -------------   -------------   -------------   -------------
Net income available to common shareholders               $ 1,887         $ 9,525         $ 6,929         $17,454
                                                          =======         =======         =======         =======

Weighted-average common shares outstanding - Basic         48,978          48,796          48,911          48,748
Dilutive effect of stock-based compensation                   484             121             505              81
                                                          -------         -------         -------         -------
Weighted-average common shares outstanding - Diluted       49,462          48,917          49,416          48,829
                                                          =======         =======         =======         =======

Basic net income per share                                $  0.04         $  0.20         $  0.14         $  0.36
                                                          =======         =======         =======         =======
Diluted net income per share                              $  0.04         $  0.20         $  0.14         $  0.36
                                                          =======         =======         =======         =======

Additional options to purchase 3,260,715 shares of the Company's Class A common stock at exercise prices ranging from $7.00 to $19.50 per share were outstanding at September 30, 2005, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. To include them would have been antidilutive.

4.   COMPREHENSIVE INCOME (LOSS)

For the quarters and nine months ended September 30, 2005 and 2004, comprehensive income (loss) for the Company consisted of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income (loss) for the quarters and nine months ended September 30, 2005 and 2004:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                  Quarter ended                 Nine months ended
                                          -----------------------------   -----------------------------
                                          September 30,   September 30,   September 30,   September 30,
(in thousands)                                 2005            2004            2005            2004
--------------                            -------------   -------------   -------------   -------------
Net income                                  $  1,887         $ 9,525         $ 6,929         $17,454
Foreign currency translation adjustment       (3,611)          4,213          (1,154)          3,827
                                            --------         -------         -------         -------
Comprehensive income (loss)                  ($1,724)        $13,738         $ 5,775         $21,281
                                            ========         =======         =======         =======

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

The Company's executive stock bonus plan ("the Plan") is considered compensatory under APB 25. From the Plan's 2005 inception through September 30, 2005, the Company recognized pretax compensation cost of approximately $181,000 for the Plan. Compensation cost for the year ended December 31, 2005 is estimated to approximate the annualized amount recognized during the first nine months of 2005, but could vary based on potential changes in the quoted price of the Company's Class A common stock, achievement rates for the corporate and participant goals contained in the Plan, and participant attrition rates.

Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Quarter ended                 Nine months ended
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
(in thousands, except per share data)             2005            2004            2005           2004
-------------------------------------        -------------   -------------   -------------   -------------
Net income as reported                          $1,887          $9,525          $ 6,929         $17,454
Add: Stock-based employee compensation
   expense included in reported net
   income, net of tax                               53              --              117              --
Less: Stock-based compensation expense
   using the fair value method, net of tax        (355)           (253)          (1,092)           (649)
                                                ------          ------          -------         -------
Pro forma net income                            $1,585          $9,272          $ 5,954         $16,805
                                                ======          ======          =======         =======
Net income per share - basic:
As reported                                     $ 0.04          $ 0.20          $  0.14         $  0.36
                                                ======          ======          =======         =======
Pro forma                                       $ 0.03          $ 0.19          $  0.12         $  0.34
                                                ======          ======          =======         =======
Net income per share - diluted:
As reported                                     $ 0.04          $ 0.20          $  0.14         $  0.36
                                                ======          ======          =======         =======
Pro forma                                       $ 0.03          $ 0.19          $  0.12         $  0.34
                                                ======          ======          =======         =======

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a discretionary, non-contributory defined contribution plan. Net periodic benefit cost related to the U.S. and United Kingdom ("U.K.") defined benefit pension plans for the quarters and nine months ended September 30, 2005 and 2004 included the following components:

                                        Quarter ended                 Nine months ended
                                -----------------------------   -----------------------------
                                September 30,   September 30,   September 30,   September 30,
(in thousands)                       2005            2004            2005           2004
--------------                  -------------   -------------   -------------   -------------
Service cost                       $   514         $   430        $  1,543        $  1,290
Interest cost                        7,843           7,485          23,528          22,455
Expected return on assets           (8,122)         (7,757)        (24,368)        (23,270)
Recognized net actuarial loss        1,875           1,757           5,626           5,270
                                   -------         -------        --------        --------
Net periodic benefit cost          $ 2,110         $ 1,915        $  6,329        $  5,745
                                   =======         =======        ========        ========

The Company is not required to make any contributions to its frozen U.S. defined benefit pension plan during 2005. During the quarter and nine months ended September 30, 2005, cash contributions of approximately $756,000 and $2,766,000, respectively, were made to the Company's U.K. defined benefit pension plans.

7.   SEGMENT INFORMATION

The Company has two reportable segments, one which provides claims services through branch offices located in the United States ("U.S. Operations") and the other which provides similar services through branch or representative offices located in 62 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance.

Inter-segment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, defined as earnings before net corporate interest expense, income taxes, and special credits and charges. Financial information for the quarters and nine months ended September 30, 2005 and 2004 covering the Company's reportable segments is presented below:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Quarter ended                 Nine months ended
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
(in thousands)                                    2005            2004            2005           2004
--------------                               -------------   -------------   -------------   -------------
REVENUES:
   U.S., before reimbursements                  $114,482        $123,466        $341,343        $342,372
   International, before reimbursements           70,238          62,404         213,713         185,369
                                                --------        --------        --------        --------
      Total Revenues before Reimbursements       184,720         185,870         555,056         527,741
   Reimbursements                                 21,500          31,638          57,588          61,036
                                                --------        --------        --------        --------
      TOTAL REVENUES                            $206,220        $217,508        $612,644        $588,777
                                                ========        ========        ========        ========

SEGMENT OPERATING EARNINGS:
   U.S                                          $  1,236        $  7,023        $  4,882        $ 13,741
   International                                   3,019           1,348          10,060           5,455
                                                --------        --------        --------        --------
      TOTAL SEGMENT OPERATING EARNINGS          $  4,255        $  8,371        $ 14,942        $ 19,196
                                                ========        ========        ========        ========

8.   COMMITMENTS AND CONTINGENCIES

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2005 under existing earnout agreements would approximate $2.4 million through 2009, as follows:

                                  2006          2007           2008           2009
                                -------       -------       ----------      --------
                                $78,000       $78,000       $2,011,000      $266,000

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

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

9.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The agreements related to the Company's $70.0 million revolving line of credit and $50.0 million, 6.08% senior notes payable were amended on September 30, 2005. Both agreements contain amended provisions requiring the Company to maintain certain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds, none of which are expected to restrict future operations. The expiration date of the revolving line of credit was extended to September 30, 2010, but no changes were made to the interest rate terms or the dollar amount of the revolving credit line. The interest rate and repayment terms of the $50.0 million, 6.08% senior notes payable were not amended.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia
November 8, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). We desire to take advantage of the "safe harbor" provisions of the 1995 Act. The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected.

Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the "safe harbor" provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in revenues or expenses. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "anticipate", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Additional written and oral forward-looking statements may be made by us from time to time in information provided to the Securities and Exchange Commission, press releases, our website, or otherwise.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties outside our control are global economic conditions, interest rates, foreign exchange rates, regulations and practices of various governmental authorities, the competitive environment, financial conditions of our customers, man-made disasters and natural disasters.

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events anticipated or unanticipated. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements made herein.

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated net income was approximately $1.9 million and $9.5 million for the quarters ended September 30, 2005 and 2004, respectively, and approximately $6.9 million and $17.5 million for the nine months ended September 30, 2005 and 2004, respectively. Net income in the 2004 third quarter included a special credit of $5.2 million, net of related income taxes, resulting from the sale of an undeveloped parcel of real estate during the quarter. There was no such land sale in 2005.

We evaluate our consolidated operations by segregating our operating earnings from the other components of net income. We define our operating earnings as net income excluding income taxes, net corporate interest expense, and special charges and credits. Operating earnings is a key performance measure our senior management and chief decision maker use to evaluate the operating performance of our business, set incentive compensation targets, and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our operating performance using the same criteria management uses.

Following is a reconciliation of consolidated net income on a generally accepted accounting principles (GAAP) basis to operating earnings for the quarters and nine months ended September 30, 2005 and 2004 and the related margins as a percentage of revenues before reimbursements:

                                             Quarter ended                                   Nine months ended
                            -----------------------------------------------   -----------------------------------------------
                            September 30,      %     September 30,      %     September 30,      %     September 30,      %
     (in thousands)              2005       Margin        2004       Margin        2005       Margin        2004       Margin
     --------------         -------------   ------   -------------   ------   -------------   ------   -------------   ------
Net income                      $1,887       1.0%       $ 9,525        5.1%      $ 6,929       1.2%       $17,454        3.3%
Add/(deduct):
   Special credit                   --        --         (8,573)      (4.6)           --        --         (8,573)      (1.6)
   Net corporate interest        1,334       0.7          1,466        0.8         4,216       0.8          2,269        0.4
   Income taxes                  1,034       0.6          5,953        3.2         3,797       0.7          8,046        1.5
                                ------       ---        -------       ----       -------       ---        -------       ----
Operating earnings              $4,255       2.3%       $ 8,371        4.5%      $14,942       2.7%       $19,196        3.6%
                                ======       ===        =======       ====       =======       ===        =======       ====

Our operating earnings are evaluated at the segment level for our two reportable segments: U.S. Operations and International Operations. These two reportable segments represent components of our business for which separate financial information is available that is evaluated regularly. Net corporate interest expense and income taxes are recurring components of our net income, but they are not considered part of our operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by us, and income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. Neither of these costs relates directly to the performance of our services and are therefore excluded in order to accurately assess the results of our operating activities on a consistent basis. Special credits and charges represent nonrecurring events that are not considered part of our operating earnings since they historically have not impacted our operating performance and are not expected to impact our performance within the next two years. A discussion and analysis of our operating earnings by reportable segment follows the sections below on income taxes, net corporate interest expense, and special credits.

Income Taxes

During June 2004, we settled a tax credit refund claim with the Internal Revenue Service and recorded a receivable of $3.5 million, which is comprised of a tax refund of $1.7 million and associated interest of $1.8 million.

Our effective tax rate was 35.4% of pretax income for the quarter and nine months ended September 30, 2005, compared to 38.4% of pretax income for the quarter and nine months ended September 30, 2004. Our effective tax rates for the 2004 periods exclude $1.7 million related to the tax credit refund claim discussed above. Taxes on income totaled $1.0 million and $3.8 million for the quarter and nine months ended September 30, 2005, respectively, as compared to $6.0 million and $8.0 million, including the expected tax refund, for the comparable 2004 periods. We perform a quarterly evaluation of our effective tax rate expected for the year. Based on operating results through the first nine months of 2005 and a projection of operating results for the remainder of the year, we estimate that our effective tax rate will be 35.4% for the calendar year 2005. The change in our estimated effective tax rate for 2005 was primarily due to a change in the mix of income expected from our various international operations.

Generally, it is our policy to consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. The American Jobs Creation Act of 2004 ("the Act") allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer. This deduction is elective by the tax payer. Recently, the Treasury Department provided clarification on key elements of the repatriation provisions of the Act. After review of the Act and the related clarifications from the Treasury Department, we have concluded that no material changes are warranted to our current policy on undistributed earnings of our foreign subsidiaries.

Net Corporate Interest Expense

Net corporate interest expense increased to $1.3 million and $4.2 million for the quarter and nine months ended September 30, 2005, respectively, from $1.5 million and $2.3 million in the comparable 2004 periods. Net corporate interest expense for the 2004 year-to-date period included interest income of $1.8 million associated with the tax credit refund claim discussed above.

Special Credits

During September 2004, we completed the sale of an undeveloped parcel of real estate. We received net cash of $2.0 million and a $7.6 million first lien mortgage note receivable, at an effective interest rate of approximately 4% per annum, due in its entirety in 270 days. A pretax gain of $8.6 million was recognized on the sale. After reflecting income taxes, this special credit increased 2004 net income by $5.2 million, or $0.11 per share. The note receivable has been paid in its entirety.

SEGMENT OPERATING EARNINGS

We believe the discussion and analysis of our consolidated operating earnings is more meaningful when presented separately for our U.S. Operations and International Operations. Our reportable segments represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance.

In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed to us by our clients. Under GAAP, these out-of-pocket expense reimbursements are reported as revenues and expenses in our Condensed Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Condensed Consolidated Statements of Income with no net impact to our net income. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, special credits and charges, net corporate interest expense, and income taxes.

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

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. and international operations for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

                                                              Quarter ended                 Nine months ended
                                                      -----------------------------   -----------------------------
                                                      September 30,   September 30,   September 30,   September 30,
(in thousands)                                             2005            2004            2005            2004
--------------                                        -------------   -------------   -------------   -------------
REVENUES:
   U.S., before reimbursements                          $114,482        $123,466        $341,343        $342,372
   International, before reimbursements                   70,238          62,404         213,713         185,369
                                                        --------        --------        --------        --------
      Total revenue before reimbursements                184,720         185,870         555,056         527,741
   Reimbursements                                         21,500          31,638          57,588          61,036
                                                        --------        --------        --------        --------
      TOTAL REVENUES                                    $206,220        $217,508        $612,644        $588,777

COMPENSATION & FRINGE BENEFITS:
   U.S                                                  $ 72,552        $ 71,922        $218,868        $208,397
   % of Revenues before reimbursements                      63.4%           58.2%           64.1%           60.9%
   International                                          48,547          43,829         149,014         129,065
   % of Revenues before reimbursements                      69.1%           70.2%           69.7%           69.6%
                                                        --------        --------        --------        --------
      TOTAL                                             $121,099        $115,751        $367,882        $337,462
      % of Revenues before reimbursements                   65.6%           62.3%           66.3%           64.0%

EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   U.S., before reimbursements                          $ 40,694        $ 44,521        $117,593        $120,234
   % of Revenues before reimbursements                      35.5%           36.1%           34.5%           35.1%
   International, before reimbursements                   18,672          17,227          54,639          50,849
   % of Revenues before reimbursements                      26.6%           27.6%           25.6%           27.5%
                                                        --------        --------        --------        --------
      Total, before reimbursements                        59,366          61,748         172,232         171,083
      % of Revenues before reimbursements                   32.1%           33.2%           31.0%           32.4%
   Reimbursements                                         21,500          31,638          57,588          61,036
                                                        --------        --------        --------        --------
      TOTAL                                             $ 80,866        $ 93,386        $229,820        $232,119
      % of Total revenues                                   39.2%           42.9%           37.5%           39.4%
                                                        --------        --------        --------        --------

OPERATING EARNINGS (1):
   U.S                                                  $  1,236        $  7,023        $  4,882        $ 13,741
   % of Revenues before reimbursements                       1.1%            5.7%            1.4%            4.0%
   International                                           3,019           1,348          10,060           5,455
   % of Revenues before reimbursements                       4.3%            2.2%            4.7%            2.9%
                                                        --------        --------        --------        --------
      TOTAL                                             $  4,255        $  8,371        $ 14,942        $ 19,196
      % of Revenues before reimbursements                    2.3%            4.5%            2.7%            3.6%

(1) Earnings before special credit, net corporate interest expense and income taxes.

U.S. OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

U.S. revenues before reimbursements by market type, for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

                                            Quarter ended                            Nine months ended
                              ----------------------------------------   ----------------------------------------
                              September 30,   September 30,              September 30,   September 30,
(in thousands)                     2005            2004       Variance        2005           2004        Variance
--------------                -------------   -------------   --------   -------------   -------------   --------
Insurance companies              $ 50,291        $ 58,000      (13.3%)      $152,259        $156,822      (2.9%)
Self-insured entities              37,562          39,483       (4.9%)       115,722         120,245      (3.8%)
Class action services              26,629          25,983        2.5%         73,362          65,305      12.3%
                                 --------        --------                   --------        --------
   Total U.S. Revenues
      before Reimbursements      $114,482        $123,466       (7.3%)      $341,343        $342,372      (0.3%)
                                 ========        ========                   ========        ========

Revenues before reimbursements from insurance companies decreased 13.3% from $58.0 million in the 2004 third quarter to $50.3 million in the 2005 third quarter, which reflects a $5.7 million decline in catastrophe-related revenues from the 2004 period when we were responding to the hurricanes which struck the southeastern United States. Revenues before reimbursements from insurance companies decreased 2.9% to $152.3 million for the nine months ended September 30, 2005, compared to $156.8 million for the 2004 period, reflecting lower catastrophe-related revenues and a continued softening in our U.S. insurance company referrals for high-frequency, low-severity claims. Due to the timing, location, and nature of the damages caused by hurricanes Katrina and Rita at the end of the 2005 third quarter, claims from these hurricanes are not expected to have an impact until the fourth quarter 2005. Revenues from self-insured clients decreased 4.9% and 3.8% from the third quarter and nine months ended September 30, 2004, respectively, to $37.6 million and $115.7 million in the comparable 2005 periods, due primarily to a reduction in claim referrals from our existing clients, only partially offset by net new business gains. See the following analysis of U.S. cases received. Class action services revenues, including administration and inspection services, increased 2.5% and 12.3% from the 2004 third quarter and nine-month periods, respectively, to $26.6 million and $73.4 million in the corresponding 2005 periods. Class action services revenues can fluctuate significantly depending on the timing and size of project awards.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. operations were $14.2 million and $36.4 million for the quarter and nine months ended September 30, 2005, respectively, declining from $24.9 million and $41.8 million in the comparable 2004 periods. These declines are primarily attributable to our class action services unit which had higher out-of-pocket costs in the 2004 third quarter related to noticing work performed on certain class action settlements.

Case Volume Analysis

Excluding the impact of class action services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 20.4% in the third quarter of 2005 compared to the same 2004 quarter. This decrease was partially offset by a 12.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 7.8% decrease in U.S. revenues before reimbursements for the third quarter of 2005, excluding revenues from class action services. Referrals of high-frequency, low-severity claims declined in the 2005 third quarter compared to the 2004 third quarter, primarily due to the high volume of property claims in the 2004 third quarter associated with the hurricanes which struck the southeastern United States in 2004. This decrease in high-frequency, low-severity claims has increased our average revenue per claim in the 2005 third quarter. Growth in class action services increased U.S. revenues by 0.5% in the quarter ended September 30, 2005, compared to the same quarter in 2004.

For the nine month period ended September 30, 2005, U.S. unit volume decreased 10.3%, compared to the same 2004 period. This decrease was partially offset by a 7.6% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.7% decrease in U.S. revenues before reimbursements for the first nine months of 2005, excluding revenues from class action services. The decrease in referrals of high-frequency, low-severity claims has increased our average revenue per claim in the 2005 year-to-date period. Growth in class action services increased U.S. revenues before reimbursements by 2.4% in the 2005 nine-month period, compared to the same period in 2004.

Excluding the impact of class action services, U.S. unit volume by major service line, as measured by cases received, for the quarters and nine months ended September 30, 2005 and 2004 was as follows:

                                             Quarter ended                            Nine months ended
                               ----------------------------------------   ----------------------------------------
                               September 30,   September 30,              September 30,   September 30,
(whole numbers)                     2005            2004       Variance        2005           2004        Variance
---------------                -------------   -------------   --------   -------------   -------------   --------
Casualty                           48,111          53,760       (10.5%)     141,899          155,439        (8.7%)
Property                           58,228          90,238       (35.5%)     150,280          180,296       (16.6%)
Vehicle                            32,186          38,371       (16.1%)      95,990          106,420        (9.8%)
Workers' Compensation              35,716          37,388        (4.5%)     108,716          115,208        (5.6%)
Other                               4,982           5,531        (9.9%)      16,369           15,105         8.4%
                                  -------         -------                   -------          -------
   TOTAL U.S. CASES RECEIVED      179,223         225,288       (20.4%)     513,254          572,468       (10.3%)
                                  =======         =======                   =======          =======

Conservative underwriting by insurance companies, including significant increases in policy deductibles, and the absence of significant catastrophic claims activity during 2005, contributed to an industry-wide decline in property and casualty claims frequency during the 2005 third quarter and year-to-date periods. Due to the timing, location, and nature of the damages caused by hurricanes Katrina and Rita at the end of the 2005 third quarter, claims from these hurricanes are not expected to have an impact until the fourth quarter 2005. During the 2004 periods, property claims were impacted significantly by the four hurricanes that struck Florida and other southeastern states during August and September of 2004. The decline in vehicle claims during the quarter and nine months ended September 30, 2005 was due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. The declines in workers' compensation and casualty claims during the quarter and nine months ended September 30, 2005 were due to a reduction in claims from our existing clients and reflects continued weakness in the growth of U.S. employment levels and associated workplace injuries.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues before reimbursements increased to 63.4% in the third quarter of 2005 as compared to 58.2% in the same 2004 quarter.

For the nine month period ended September 30, 2005, U.S. compensation expense as a percent of revenues before reimbursements increased to 64.1% compared to 60.9% in the 2004 period. These increases primarily reflect an increase in capacity in our U.S. claims management operations and spending in support of improving our work product, training and developing our employees, and growing our market share. There was an average of 4,210 full-time equivalent employees in the first nine months of 2005, compared to an average of 4,200 in the same 2004 period.

U.S. salaries and wages totaled $60.7 million and $177.8 million for the quarter and nine months ended September 30, 2005, respectively, increasing 2.0% for the quarter and 4.4% for the nine month period, from $59.5 million and $170.3 million in the comparable 2004 periods, primarily as a result of merit salary increases granted during the period. Payroll taxes and fringe benefits for U.S. operations totaled $11.8 million and $41.1 million in the third quarter and first nine months of 2005, respectively. These costs decreased 5.6% for the quarter but increased 7.9% for the nine month period, from 2004 costs of $12.5 million and $38.1 million for the comparable periods. The decline in the 2005 third quarter is primarily related to lower costs in our self-insured workers' compensation programs. The increase for the 2005 year-to-date period is primarily due to higher costs in our self-insured workers' compensation programs during the first six months of 2005 and increased expenses in our employee medical group benefit programs.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 35.5% of revenues before reimbursements for the quarter ended September 30, 2005, down from 36.1% for the same quarter in 2004. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 34.5% of revenues before reimbursements for the nine-month period ended September 30, 2005, down from 35.1% for the same period in 2004. These decreases are primarily due to lower self-insured professional indemnity costs.

REIMBURSED EXPENSES

Reimbursed out-of-pocket expenses in our U.S. operations were $14.2 million and $36.4 million for the quarter and nine months ended September 30, 2005, respectively, declining from $24.9 million and $41.8 million in the comparable 2004 periods. These declines are primarily attributable to our class action services unit which had higher out-of-pocket costs in the 2004 third quarter related to noticing work performed on certain class action settlements.

INTERNATIONAL OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

Substantially all international revenues were derived from the insurance company market. Revenues before reimbursements from our international operations increased 12.6%, from $62.4 million in the third quarter of 2004 to $70.2 million in the 2005 third quarter. Revenues before reimbursements for the first nine months of 2005 totaled $213.7 million, a 15.3% increase from $185.4 million reported in the first nine months of 2004. International unit volume, measured principally by cases received, increased 23.4% and 20.8% in the current quarter and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Our third quarter

2004 acquisition of the net assets of Cabinet Mayousseir, Cabinet Tricaud, and TMA in France increased international revenues by 1.1% in the nine months ended September 30, 2005. Revenues per claim decreased 14.9% and 12.2% during the quarter and nine months ended September 30, 2005, respectively, due to changes in the mix of services provided and in the rates charged for those services. Growth in high-frequency, low-severity claim referrals in the United Kingdom ("U.K.") and Continental Europe, Middle East and Africa ("CEMEA") from new contracts entered into during 2004 and 2005 reduced the average revenue per claim during the first nine months of 2005. Revenues before reimbursements reflect a 4.1% and 5.6% increase during the quarter and nine months ended September 30, 2005, respectively, due to the positive effect of a weak U.S. dollar, primarily as compared to the British pound and the euro.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our international operations increased to $7.3 million and $21.2 million for the quarter and nine months ended September 30, 2005, respectively, from $6.7 million and $19.2 million in the same 2004 periods. These increases were primarily due to a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

Case Volume Analysis

International unit volume by region for the quarters and nine months ended September 30, 2005 and 2004 was as follows:

                                                  Quarter ended                    Nine months ended
                                        --------------------------------   --------------------------------
                                        September   September              September   September
(whole numbers)                          30, 2005    30, 2004   Variance    30, 2005    30, 2004   Variance
---------------                         ---------   ---------   --------   ---------   ---------   --------
United Kingdom                            31,910      27,075      17.9%     105,094      78,384      34.1%
Americas                                  35,891      31,820      12.8%      92,829      84,487       9.9%
CEMEA                                     32,611      21,759      49.9%      79,866      64,070      24.7%
Asia/Pacific                               9,697       8,545      13.5%      29,780      27,588       7.9%
                                         -------      ------                -------     -------
   TOTAL INTERNATIONAL CASES RECEIVED    110,109      89,199      23.4%     307,569     254,529      20.8%
                                         =======      ======                =======     =======

The increases in the Americas were primarily due to flood-related claims activity in Canada during the 2005 third quarter. The increases in CEMEA were primarily due to weather-related claims in Sweden received from two new clients. The increases in Asia/Pacific were due to weather-related claims in Australia and Taiwan. The increases in the U.K. during the 2005 third quarter and year-to-date period were due to claims received from new contracts entered into during 2004 and 2005.

COMPENSATION AND FRINGE BENEFITS

As a percent of revenues before reimbursements, compensation expense, including related payroll taxes and fringe benefits, decreased to 69.1% for the quarter ended September 30, 2005 from 70.2% for the same quarter in 2004. For the nine-month period ended September 30, 2005, compensation, payroll taxes and fringe benefits increased slightly as a percentage of revenues before reimbursements to 69.7% from 69.6% in 2004. The decrease in the 2005 third quarter is primarily a result of a reduction in operating capacity in our Canadian operations where we are responding to an influx of flood-related losses. There was an average of 3,228 full-time equivalent employees in the first nine months of 2005 compared to an average of 3,137 in the same 2004 period.

Salaries and wages of international personnel increased to $40.7 million for the quarter ended September 30, 2005, from $36.8 million in the same 2004 quarter. For the nine-month periods, salaries and wages increased to $125.0 million in 2005 from $108.3 million in 2004. Payroll taxes and fringe benefits for international operations totaled $7.8 million and $24.1 million for the quarter and nine months ended September 30, 2005, respectively, compared to $7.0 million and $20.8 million for the same periods in 2004. The increases in these costs were largely the result of staffing increases in the U.K. and CEMEA to handle claims referred under new contracts entered into during 2004 and 2005, and a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 26.6% and 25.6% of international revenues before reimbursements for the quarter and nine months ended September 30, 2005, respectively, down from 27.6% and 27.5% for the same periods in 2004, primarily due to a reduction of operating capacity within our U.K. and Canadian units.

REIMBURSED EXPENSES

Reimbursed out-of-pocket expenses in our international operations increased to $7.3 million and $21.2 million for the quarter and nine months ended September 30, 2005, respectively, from $6.7 million and $19.2 million in the same 2004 periods. These increases were primarily due to a decline in the value of the U.S. dollar against other major currencies, primarily the British pound and the euro.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2005, our working capital balance (current assets less current liabilities) was $127.4 million, a decrease from the December 31, 2004 balance of $131.6 million. Cash and Cash Equivalents totaled $36.2 million at September 30, 2005 and $43.6 million at December 31, 2004. Cash was generated primarily from operating activities. Cash provided by operations during the nine months ended September 30, 2005 totaled $11.2 million and reflected collections of accounts receivable generated from the hurricane-related claims administered in late 2004 and early 2005. The principal uses of cash were for acquisitions of property and equipment, dividends paid to shareholders, and investments in computer software.

Cash dividends paid to shareholders were 127.1% of net income in the first nine months of 2005, compared to 50.3% for the same period in 2004. Our Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows.

During the first nine months of 2005, we did not repurchase any of the Company's Class A or Class B common stock. As of September 30, 2005, there are 705,863 shares eligible for repurchase under the discretionary 1999 share repurchase program authorized by our Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the funded status of our defined benefit pension plans.

We maintain a $70.0 million committed revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This committed revolving credit line was renewed on September 30, 2005 and the expiration date of the credit line was extended to September 2010. The renewal did not change the dollar amount of the credit line or interest rate terms. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $13.7 million committed under the letter of credit facility, the balance of our unused line of credit totaled $22.4 million at September 30, 2005. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of September 30, 2005 totaled $36.0 million, decreasing from $37.4 million at December 31, 2004. Long-term borrowings outstanding, excluding current installments, as of September 30, 2005 totaled $51.0 million compared to $50.9 million at December 31, 2004. We have historically used the proceeds from our long-term borrowings to finance business acquisitions, primarily in our international segment. Refer to the Debt Covenants discussion under the Factors that May Affect Future Results section of this report for a further discussion of our borrowing capabilities. We believe that our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next twelve months.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at September 30, 2005 was $192.6 million, compared with $194.8 million at December 31, 2004. This decrease was a result of net income and a positive foreign currency translation adjustment, which were offset by dividends paid to shareholders during the first nine months of 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe the following critical accounting policies for revenue recognition, allowance for doubtful accounts, valuation of goodwill and other long-lived assets, defined benefit pension plans, determination of our effective tax rate, and self-insured reserves require significant judgments and estimates in the preparation of the condensed consolidated financial statements. Changes in these underlying estimates could potentially materially affect consolidated results of operations, financial position and cash flows in the period of change. Although some variability is inherent in these estimates, the amounts provided for are based on the best information available to us and we believe these estimates are reasonable.

We have discussed the development and selection of the following critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosure in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE RECOGNITION

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized in unbilled revenues at the time such services are rendered at estimated collectible amounts. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs incurred in administering a claim are passed on to our clients and included in our revenues. Deferred revenues represent the estimated unearned portion of fees related to future services under certain fixed-fee service arrangements. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on an historical evaluation of actual claim closing rates by major lines of coverage. Additionally, recent claim closing rates are evaluated to ensure that current claim closing history does not indicate a significant deterioration or improvement in the longer-term historical closing rates used.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and adjustments clients may make to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices made by clients are accounted for as reductions to revenues. These allowances are established by using historical write-off information to project future experience and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current property and casualty insurance industry conditions. Each quarter we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

The estimate for the allowance for doubtful accounts is a critical accounting estimate for both our U.S. and international segments.

VALUATION OF GOODWILL AND OTHER LONG-LIVED ASSETS

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (primarily property and equipment, deferred income tax assets, and capitalized software) may warrant revision or may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), for goodwill, SFAS 109, "Accounting for Income Taxes" ("SFAS 109"), for deferred income tax assets, and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), for other long-lived assets.

We perform an annual impairment analysis of goodwill in accordance with SFAS 142 where we compare the book value of our operating segments to the estimated market value of those units as determined by discounting future projected cash flows. The estimated market values of our segments are based upon certain assumptions made by management. If the growth or weighted average cost of capital assumptions used to calculate the market value of our operating segments changed, impairment could result.

The valuation of goodwill and other long-lived assets is a critical accounting estimate for both our U.S. and international segments.

DEFINED BENEFIT PENSION PLANS

We sponsor various defined benefit pension plans in the U.S. and U.K. which cover a substantial number of employees in each location. Our U.S. defined benefit retirement plan was frozen on December 31, 2002 to new employees and for additional accrual of benefits for existing participants. Our U.K. defined benefit retirement plans have also been frozen for new employees, but existing participants may still accrue additional benefits. Benefits payable under our U.S. defined benefit retirement plan are generally based on career compensation, while the U.K. plans are generally based on an employee's final salary. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of deductible amounts permitted under applicable income tax regulations. Plan assets are invested in equity and fixed income securities, with a target allocation of approximately 60 percent to equity securities and 40 percent to fixed income investments.

The estimated liability for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plans.

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

For financial reporting purposes, in accordance with the liability method of accounting for income taxes as specified in SFAS 109, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the Condensed Consolidated Balance Sheets. The changes in deferred tax assets and liabilities are determined based upon changes between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the statutory tax rates that management estimates will be in effect when these differences reverse.

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

The estimate for income taxes is a critical accounting estimate for both our U.S. and international segments.

SELF-INSURANCE LIABILITIES

We self-insure certain insurable risks consisting primarily of professional liability, employee medical and disability, workers' compensation, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures (including professional liability on a claims-made basis) as well as those risks required to be insured by law or contract. The estimated liability is calculated based on historical claim payment experience, the expected life of the claims, and the liabilities previously established on the claims. In addition, liabilities are established for losses that have occurred but have not been reported and for the adverse development of reserves on reported losses. Provision for claims under the self-insured program is made based on our estimate of the aggregate liability for claims incurred. The liability for claims incurred under our self-insured workers' compensation and employee disability programs is discounted at the prevailing risk-free rate for government issues of an appropriate duration. All other self-insurance liabilities are undiscounted. Each quarter we evaluate the adequacy of the assumptions used in developing these losses and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined.

We believe the provision for self-insured losses is adequate to cover the ultimate net cost of losses incurred; however, this provision is an estimate and amounts ultimately settled may be significantly greater or less than the provision established.

The estimate for self-insured liabilities is a critical accounting estimate for our U.S. segment.

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

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2005 under existing earnout agreements would approximate $2.4 million through 2009, as follows: 2006 - $78,000; 2007 - $78,000; 2008 - $2,011,000; and 2009 -
$266,000.

At September 30, 2005, we have committed $13.7 million under letters of credit to satisfy certain of our own contractual requirements. As noted in our discussion of Debt Covenants, these letters of credit commitments are a component of our $70.0 million Amended Revolving Credit Agreement.

DEBT COVENANTS

In October 2003, we entered into a committed $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of September 30, 2005, there was $33.9 million outstanding on the revolving credit line with an average variable interest rate of 4.7%. In addition, letters of credit of $13.7 million were also committed under this revolving credit line. The $50.0 million senior notes have scheduled principal repayments of approximately $5.6 million beginning October 2006 and continuing semi-annually through 2009 with the final payment due October 2010. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and our U.S. subsidiaries have guaranteed our obligations under these agreements.

On September 30, 2005, we executed a First Amended and Restated Credit Agreement ("Amended Revolving Credit Agreement") to our existing $70.0 million Revolving Credit Agreement dated October, 2003. The Amended Revolving Credit Agreement does not change the dollar amount of the credit line or interest rate terms. The expiration date is extended to September 29, 2010.

On September 30, 2005, we also executed a Waiver and Amendment (the "Amended Note Purchase Agreement") to our original Note Purchase Agreement of October, 2003 involving our $50.0 million 6.08% senior notes payable. The Amended Note Purchase Agreement does not change the interest rate, payment schedule, or maturity date of the 6.08% senior notes.

Both the original Revolving Credit Agreement (see Exhibit 10.2, incorporated by reference) and the original Note Purchase Agreement (see Exhibit 10.4, incorporated by reference) contained various provisions which required us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds.

As a result of the amended agreements, the material provisions in the original agreements have been modified at September 30, 2005 as follows:

     1) We must maintain, on a rolling four quarter basis, a leverage ratio of consolidated debt to earnings before interest expense, income taxes, depreciation, amortization, certain non-recurring charges, and capitalization of internally developed software costs ("EBITDA") of no more than 2.75 times EBITDA. This ratio is reduced to 2.50 times EBITDA effective for the quarter ended September 30, 2006, and to 2.25 times EDITDA effective for the quarter ended September 30, 2007.

     2) We must also maintain, on a rolling four quarter basis, a fixed charge coverage ratio of EBITDA plus lease expenses ("EBITDAR") to total fixed charges, consisting of interest expense and lease expense, of no less than 1.5 times fixed charges through the quarter ended September 30, 2007. Effective the quarter ended December 31, 2007, this ratio changes to no less than 1.75 times fixed charges.

     3) We are also required to maintain a minimum net worth equal to $167,200,000 plus 50% of our cumulative positive consolidated net income earned after June 30, 2005, plus 100% of the net proceeds from any equity offering, subject to terms and conditions. For purposes of determining minimum net worth, any non-cash adjustments after June 30, 2005 related to our pension liabilities, goodwill, or foreign currency translation are excluded.

     4) During 2006, we are authorized to pay dividends to holders of our common stock up to an amount not to exceed the sum of 2005 consolidated net income plus $4,000,000. All other original provisions regarding the payments of dividends during the terms of these original and amended agreements remain unchanged.

We were in compliance with these debt covenants as of September 30, 2005. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our annualized operating results for the first nine months of 2005, we expect to remain in compliance with the financial covenants contained in the Amended Revolving Credit Agreement and the Amended Notes Purchase Agreement throughout 2005. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

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

As permitted by SFAS 123, we currently account for share-based payments to our employees using APB 25's intrinsic value method. Under APB 25, we recognize compensation cost for stock grants, but we generally recognize no compensation cost for our employee stock option and employee stock purchase plans due to the terms of those plans. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on our results of operations, although it will have no net impact on our financial position. The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that Standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share under "Accounting for Stock-Based Compensation" in Note 5 to the condensed consolidated financial statements. Based on stock-based compensation issued through September 30, 2005, adoption of SFAS 123R at the beginning of 2006, and use of the "modified prospective" method, we expect the adoption of SFAS 123R to reduce net income by approximately $912,000 in the year of adoption, or $0.02 per share.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and errors corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 will involve adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements. SFAS 123R, which we plan to adopt at the beginning of 2006, contains explicit transitional guidance. Accordingly, the requirements of SFAS 154 will not apply to our pending adoption of SFAS 123R.

PENDING LEGISLATION

We are aware of possible future Congressional legislation that may impact the Pension Benefit Guaranty Corporation ("PBGC") and the Employee Retirement Income Security Act of 1974 ("ERISA") as they relate to defined benefit pension plans in the U.S. Our frozen U.S. defined benefit pension plan is regulated by both the PBGC and ERISA. We understand that this pending legislation, if enacted, could significantly alter future pension funding requirements and actuarial formulas used by sponsors of defined benefit pension plans that are regulated by the PBGC and ERISA. Our plan, including the related critical accounting policies and estimates, could be impacted by any such future legislation. This pending legislation has not been finalized or enacted into law. Accordingly, we cannot yet estimate the potential impact, if any, this possible legislation may have on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments as of September 30, 2005.

FOREIGN CURRENCY EXCHANGE

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations were 38.5% and 35.1% of total consolidated revenues before reimbursements for the nine months ending September 30, 2005 and 2004, respectively. Except for borrowing in foreign currencies, we have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure currency earnings risk related to our international operations based on changes in foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of September 30, 2005 were used to perform the sensitivity analysis.

Such analysis indicates that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased pretax income by approximately $698,000, or $0.01 per share, during the first nine months of 2005, had the U.S. dollar exchange rate increased or decreased relative to the currencies with which we had exposure.

INTEREST RATES

We are exposed to interest rate fluctuations on certain of our variable rate borrowings. Depending on general economic conditions, we use variable rate debt for short-term borrowings and fixed rate debt for long-term borrowings. At September 30, 2005, we had $36.0 million in short-term borrowings outstanding, including bank overdraft facilities, with an average variable interest rate of 4.7%. If the average interest rate increased or decreased by 1%, the impact to pretax income for the nine months ended September 30, 2005 would have been approximately $283,000, or less than $0.01 per share.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the measurement dates we use to value these obligations under SFAS 87. If our assumption for the discount rate changed by 0.25%, representing either an increase or decrease in the rate, the projected benefit obligation of our U.S. and U.K. defined benefit plans would have changed by approximately $19.0 million. The impact of this change to pretax income for the nine months ended September 30, 2005 would have been approximately $1,346,000, or $0.02 per share.

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

ITEM 6. EXHIBITS

See Index to Exhibits beginning on page 40.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAWFORD & COMPANY
                                        (Registrant)


Date: November 9, 2005                  /s/ Thomas W. Crawford
                                        ----------------------------------------
                                        Thomas W. Crawford
                                        President and Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Director


Date: November 9, 2005                  /s/ John F. Giblin
                                        ----------------------------------------
                                        John F. Giblin
                                        Executive Vice President - Finance
                                        (Principal Financial Officer)


Date: November 9, 2005                  /s/ W. Bruce Swain, Jr.
                                        ----------------------------------------
                                        W. Bruce Swain, Jr.
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
No.                                 Description                             Page
-------                             -----------                             ----
3.1       Restated Articles of Incorporation of the Registrant, as
          amended April 23, 1991 (incorporated by reference to Exhibit
          4.1 to the Registrant's Form S-8 filed with the Securities and
          Exchange Commission on June 6, 2005)                                -

3.2       Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report
          on Form 10-Q for the quarter ended March 31, 2004)                  -

10.1      First Amended and Restated Credit Agreement, dated as of
          September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and
          Exchange Commission on October 5, 2005)                             -

10.2      Revolving Credit Agreement, dated as of September 30, 2003
          (incorporated by reference to Exhibit 10.11 to the Registrant's
          Annual Report on Form 10-K for year ended December 31, 2004)        -

10.3      Waiver and Amendment to Note Purchase Agreement, dated as of
          September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Securities and
          Exchange Commission on October 5, 2005)                             -

10.4      Note Purchase Agreement, dated as of September 30, 2003
          (incorporated by reference to Exhibit 10.12 to the Registrant's
          Form 10-K for the year ended December 31, 2004)                     -

15.1      Letter from Ernst & Young LLP                                      42

31.1      Certification of principal executive officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002                      43

31.2      Certification of principal financial officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002                      44

32.1      Certification of principal executive officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                         45

Exhibit
No.                                 Description                             Page
-------                             -----------                             ----
32.2      Certification of principal financial officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                         46