Form 10-K
period 2005-12-31
CRAWFORD & CO
filed 2006-03-16
CIK 25475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

Commission file number 1-10356.

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

                  Georgia                                       58-0506554
        (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

5620 Glenridge Dr., N.E., Atlanta, Georgia                         30342
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
         Title of each class                which registered
         -------------------             ------------------------
Class A Common Stock - $1.00 Par Value    New York Stock Exchange
Class B Common Stock - $1.00 Par Value    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes       No   X
                                               -----    -----

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X
                                                        -----    -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule
12b-2). Large accelerated filer      , Accelerated filer    X  ,
                                -----                     -----
Non-accelerated filer      .
                      -----

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

The aggregate market value of the voting and non-voting stock held by non-affiliates* of the Registrant was $150,984,758 as of June 30, 2005, based upon the closing price as reported on NYSE on such date.

* All shareholders, other than Directors, Executive Officers, and 10% beneficial owners.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 14, 2006, was:

           Class A Common Stock - $1.00 Par Value - 24,293,691 Shares Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference: Portions of the annual shareholders' report for the year ended December 31, 2005 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the annual shareholders' meeting to be held May 2, 2006 are incorporated by reference in Part III.

                               CRAWFORD & COMPANY

                                    FORM 10-K

                      For The Year Ended December 31, 2005

                                Table of Contents

PART I
Item 1.    Business                                                            3
           Description of Services                                             3
           Competition, Employment and Other Factors                           8
Item 1A.   Risk Factors                                                        9
Item 1B.   Unresolved Staff Comments                                          14
Item 2.    Properties                                                         14
Item 3.    Legal Proceedings                                                  14
Item 4.    Submission of Matters to a Vote of Security Holders                15

PART II
Item 5.    Market for the Registrant's Common Equity,  Related Shareholder
           Matters, and Issuer Purchase of Equity Securities                  15
Item 6.    Selected Financial Data                                            15
Item 7.    Management's  Discussion and Analysis of Financial Condition and
           Results of Operations                                              16
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk          16
Item 8.    Financial Statements and Supplementary Data                        16
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           16
Item 9A.   Controls and Procedures                                            16
Item 9B.   Other Information                                                  17

PART III
Item 10.   Directors and Executive Officers of the Registrant                 17
Item 11.   Executive Compensation                                             19
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Shareholder Matters                                    19
Item 13.   Certain Relationships and Related Transactions                     19
Item 14.   Principal Accounting Fees and Services                             19

PART IV
Item 15.   Exhibits and Financial Statement Schedules                         19
           Signatures                                                         24
           Exhibit Index                                                      26

PART I

ITEM 1. BUSINESS

Crawford & Company (the "Registrant"), founded in 1941, is the world's largest (based on annual revenues) independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 63 countries. Major service lines include property and casualty claims management, integrated claims and medical management for workers' compensation, legal settlement administration, including class action and warranty inspection, and risk management information services.

DESCRIPTION OF SERVICES

The Registrant's business consists of two reportable segments: United States ("U.S.") and international operations. The percentages of consolidated revenues before reimbursements, derived from the Registrant's segments are shown in the following schedule:

                           Years Ended December 31,
                           ------------------------
                             2005    2004    2003
                            -----   -----   -----
U. S. Operations             63.0%   65.2%   68.3%
International Operations     37.0%   34.8%   31.7%
                            -----   -----   -----
                            100.0%  100.0%  100.0%
                            =====   =====   =====

U.S. OPERATIONS. Claims management services are provided by the Registrant in the U. S. to three different markets. Insurance companies, which represent the major source of revenues, customarily manage their own claims administration function, but require limited services which the Registrant provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims. The Registrant services clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a more complete range of services. In addition to the field investigation and evaluation of their claims, the Registrant may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services. The Registrant also performs legal settlement administration related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Registrant as class action services.

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

     - Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed both to control the cost and to enhance the efficient delivery of medical benefits, include early medical intervention, triage, assessment, case management, PPO channeling, and medical bill review.

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

     - Long-Term Care - offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight into local quality care needs and are offered primarily to senior citizens and their children, attorneys, and trust officers.

The claims administration services described above are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

     - Automobile - relates to all types of losses involving use of an automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

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

The major elements of class action services are as follows:

     - Administration - provided by The Garden City Group, Inc. ("GCG"), a wholly owned subsidiary of the Registrant. GCG handles the administrative functions related to securities, product liability, bankruptcy noticing and distribution, and other class action settlements, including qualifying class members, determining and dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

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

     - The PRISM Network, Inc., a wholly owned subsidiary of the Registrant, contracts with a network of contractors ("Contractor Connection(SM)") to provide property damage repair services at agreed contract rates for property damage losses. The Registrant markets Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under homeowner policies.

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

INTERNATIONAL OPERATIONS. Substantially all of the Registrant's international revenues are derived from the insurance company market where the Registrant provides field investigation and evaluation of property and casualty insurance claims. The Registrant divides its operations outside the United States into four geographic regions: the Americas (excluding the U.S.); the United Kingdom; Continental Europe, plus the Middle East and Africa ("CEMEA); and Asia/Pacific, which includes Australia. The major elements of international claims management services are substantially the same as those provided by the Registrant to its
U. S. property and casualty insurance company clients. The major services offered by the Registrant through its international operations are provided to clients for a variety of different referral assignments which are generally classified as to the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

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

     - Class Action Administration - handles the administrative functions related to product liability and other class action settlements, including qualifying class members, determining and dispersing payments, and administering the settlement funds.

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

Revenues and expenses outside of the U.S., Canada and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant's December 31, 2005, 2004, and 2003 consolidated financial statements reflect the financial position of entities outside of the U.S., Canada and the Caribbean as of October 31, 2005, 2004, and 2003, respectively, and the results of those entities' operations and cash flows for the 12-month periods ended October 31, 2005, 2004, and 2003, respectively.

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

At December 31, 2005, the total number of full-time equivalent employees was 7,525 compared with 7,421 at December 31, 2004. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant's education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and other information contained in this report on Form 10-K when considering an investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. In such an instance, the trading prices of our securities could decline, and you might lose all or part of your investment.

In our U.S. operations, we have experienced declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry. We are unable to predict the future of this trend due to the following factors:

   - Changes in the degree to which property and casualty insurance carriers outsource their claims handling functions.

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

      The U.S. insurance industry generally uses internal adjusting personnel to make automobile and smaller property damage claims adjustments by telephone and may assign the limited function of appraising physical damage to outside adjusting companies, such as us. We believe that such limited assignments from automobile and property insurers may continue, reflecting a perception by insurance companies that they can reduce adjusting expenses in amounts greater than the higher losses associated with telephone adjusting. In certain instances, however, insurers have attempted to reduce the fixed cost of their claims departments by increasing outside assignments to independent firms such as ours.

   - Changes in the overall employment levels and associated workplace injury rates in the U.S.

      U.S. employment in manufacturing-related occupations continues to decline. Most of the recent growth in U.S. employment levels has been in service-related occupations. Typically, service-related occupations have lower levels of workplace injury rates than those associated with manufacturing.

   - The growth of alternative risk programs and the use of independent third party administrators such as us, as opposed to administrators affiliated with brokers or insurance carriers.

      During hard insurance markets, as have generally been experienced since the September 11, 2001 terrorist attacks, corporate risk management personnel have become more aware of alternative methods of financing losses (alternative risk programs), creating a trend toward higher retention levels of risk insurance or implementation of self-insurance programs by large corporations and governmental entities which give us certain opportunities in the self-insured market. These alternative risk programs generally utilize an insurance company which writes specialized policies that permit each client to select its own level of risk retention, and may permit certain risk management services to be provided to the client by service companies independent of the insurance company or broker. In addition to providing full claims administration services for such clients, we generally provide statistical data such as loss experience analysis. The services are usually the subject of a contractual agreement with the specialty insurance company or the self-insured client that specifies the claims to be administered by us and the fee to be paid for our services (generally a fixed rate per assignment within the various risk classifications). These alternative risk programs are sensitive to changes in premiums charged for full coverage insurance. However, during soft insurance markets, alternative risk programs tend to be less attractive to potential clients and are replaced by full traditional insurance and, accordingly, reduce the number of alternative risk programs in which we can participate.

   -  Occurrences of weather-related, natural, and man-made disasters.

      The volume of property claim assignments referred to us fluctuates in part depending on the occurrence of severe weather and environmental disasters. We try to mitigate this risk through the geographic spread of our operations and through the development and marketing of services which are not affected by weather-related events.

   - Major insurance carriers, underwriters, and brokers could elect to expand their activities as third party administrators and adjusters, which would directly compete with our business.

   - The renewal of existing major contracts with clients and our ability to obtain such renewals and new contracts on satisfactory financial terms, including the creditworthiness of clients

Class action services revenues are project based and can fluctuate significantly. Growth in these revenues is in part dependent on the continued growth in product liability and securities class action settlements. Legislation or a change in market conditions could curtail or limit growth of this part of our business. Tort reforms in the U.S., both at the national and state levels, could limit the number and size of future class-action settlements.

We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle.

      During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, (where insurance premium and deductible levels are generally in decline, as were experienced during the 1990's), industry-wide claim volumes generally increase, which should increase claim referrals to us.

      We are subject to this insurance underwriting market risk and try to mitigate this risk through the development and marketing of services which are not affected by the insurance underwriting cycle, such as those related to class action services.

We may not be able to develop or acquire information technology resources to support and grow our business.

      We have made substantial investments in software and related technologies that are critical to the core operations of our business. These information technology resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these information technology resources may become obsolete in the future and require replacement, potentially at substantial costs.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters to respond to catastrophic events that may, singularly or in combination, significantly increase our clients' needs for adjusters.

      Our catastrophe revenues can fluctuate dramatically based on natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophe adjusting services, which can place strains on the capacity of our catastrophe adjusters. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (contractors and temporary employees) to increase our capacity. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand.

Our U.S. and U.K. defined benefit pension plans are significantly under funded. Future funding requirements, including those imposed by potential regulatory changes, could restrict cash available for our operating, financing and investing requirements.

      We are aware of proposed U.S. legislation that may impact the Pension Benefit Guaranty Corporation ("PBGC") and the Employee Retirement Income Security Act of 1974 ("ERISA") as they relate to defined benefit pension plans in the U.S. Our frozen U.S. defined benefit pension plan is regulated by both the PBGC and ERISA. We understand that this proposed legislation, if enacted, could significantly alter future pension funding requirements and actuarial formulas used by sponsors of defined benefit pension plans that are regulated by the PBGC and ERISA. Our U.S. defined benefit plan, could be impacted by any such future legislation. This proposed legislation has not been finalized or enacted into law, but could result in the need for additional cash payments by us into our U.S. defined benefit pension plan.

      Our U.S. and U.K. defined benefit pension plans are significantly under funded based on current long-term interest rates used to discount the pension liabilities and future required contributions to these plans could be substantial. Further declines in long-term interest rates could significantly increase future required contributions to these plans.

We have debt covenants that require us to maintain defined leverage ratios, fixed charge ratios, and minimum net worth thresholds. We may not be able to maintain compliance with these debt covenant requirements. These debt covenant requirements also have restrictions on our ability to pay dividends to our shareholders.

      We were in compliance with these debt covenants as of December 31, 2005. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for 2006, we expect to remain in compliance with these debt covenants. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

The outcome of the items under "ITEM 3. LEGAL PROCEEDINGS" below.

The risks included above are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, our operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of known risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

Special Note Regarding Forward-Looking Statements and Analysts' Reports

Certain written and oral statements made or incorporated by reference from time to time by the Registrant in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", "could", "would", "should", "may", "goal", "strategy", or "will", or words or phrases of similar meaning. The Registrant undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other risk factors and matters discussed elsewhere herein, some of the important general factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

- Changes in general economic conditions in the Registrant's major geographic markets, which include the U. S., U. K., and Canada, as well as, to a lesser extent, the other areas throughout the world in which the Registrant does business;

- General risks associated with doing business outside the U.S., including without limitation, restrictions on foreign-owned or controlled entities conducting loss adjusting activities in those jurisdictions, exchange rate fluctuations, expropriation of assets, and currency restrictions;

- Changes in accounting principles or application of such principles to the Registrant's business;

- Changes in regulatory requirements in the various jurisdictions where the Registrant operates;

- Changes in law, particularly as related to tort reform and changes in the states' workers' compensation laws; and

- Any other factors referenced or incorporated by reference in this report and any other publicly filed report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Registrant's home office and educational facilities are owned by the Registrant and located in a suburb of Atlanta, Georgia. The Registrant also owns its Canadian home office facility located in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2005, the Registrant leased approximately 512 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements.

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

On December 9, 2004 the Registrant received a subpoena from the State of New York, Office of the Attorney General, requesting various documents relating to its operations. The Registrant responded to that subpoena in early 2005 and the Office of the Attorney General requested no additional documents. The Registrant anticipates that it will have no further involvement in this matter. The actions taken by the Office of the Attorney General have had no material impact on the Registrant's financial condition, results of operations or cash flows. The Registrant does not anticipate that this matter will have any effect on the Registrant's financial condition, results of operations, or cash flows in the future.

The Registrant was audited under California Labor Code Section 129 and 129.5 by the Audit Unit, Division of Workers' Compensation, Department of Industrial Relation, State of California ("Audit Unit"). The Audit Unit focused its audit on workers' compensation files which the Registrant handled on behalf of its clients in its El Segundo, California office in 2001 and 2002. The Registrant has agreed in principle to resolve the issues being reviewed by the Audit Unit and is currently documenting the agreement. Based on discussions with representatives of the Division of Workers' Compensation and the terms of the proposed agreement in principle with the Division, the Registrant does not believe that the resolution of the matter will have a material effect on the Registrant's financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, under the captions "Debt Covenants" under "Factors That May Affect Future Results" and "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Investment", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", "Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations", and "Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2005. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2005.

     (b)  Management's Report on Internal Control over Financial Reporting

     The report of management of the Registrant regarding internal control over financial reporting is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

     (c)  Attestation Report of Independent Registered Public Accounting Firm

     The attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

     (d)  Changes in Internal Control over Financial Reporting

     There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is included under the captions "Nominee Information," "Standing Committees and Attendance at Board and Committee Meetings," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, and is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

      Name                              Office                            Age
      ----                              ------                            ---
T. W. Crawford    President and Chief Executive Officer                    62

J. T. Bowman      Executive Vice President - Chief Operating Officer
                  - Global Property and Casualty
                                                                           52

J. F. Giblin      Executive Vice President - Finance                       49

K. B. Frawley     Executive Vice President - Financial
                  Administrative Services                                  54

P. G. Porter      Senior Vice President - Claims Management Services       55

R. R. Kulbick     Senior Vice President                                    57


L. A. Mattingly   Senior Vice President                                    59

R. J. Cormican    Senior Vice President - Compliance, Quality and
                  Training                                                 58

A. W. Nelson      Senior Vice President - General Counsel &
                  Corporate Secretary                                      41

W. L. Beach       Senior Vice President - Human Resources                  61

Mr. Crawford was appointed President and Chief Executive Officer of the Registrant on September 1, 2004. Prior to joining the Registrant from June 1998 until his retirement in January 2003 he was President of the Retail Distribution division of Prudential Financial, Inc., and from May 2004 until September 2004 he was Chairman of The Bodie Group, Inc., a business consulting firm.

Mr. Bowman was appointed to his present position effective January 1, 2006. From April 1, 2001 to December 31, 2005 he was President of Crawford & Company International, Inc. managing the Registrant's international operations. From August 1999 to April 1, 2001 he was Senior Vice President, Regional Managing Director - Americas for the Registrant's international operation.

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

Mr. Kulbick was appointed to head Crawford Integrated Services effective January 1, 2006. Prior to that and from November 1, 2004 he was Senior Vice President - Risk Management Services. Prior to joining the Registrant from March 2004 to October 2004 he was Senior Vice President in charge of implementing new products and enhancing current products for ESIS, Inc., a third party administrator. Prior to March 2004 and from June 1997 he was Chief Executive Officer of RSKCo, Inc., a total risk services company.

Mr. Mattingly was appointed to the position of Product Manager of Crawford Integrated Services effective January 1, 2006. Prior to that and from November 1, 2004 he was Senior Vice President - HealthCare Management. Prior to joining the Registrant and since 1999 he was President and Chief Executive Officer of Mednet Connect , a software and service company specializing in the workers' compensation medical review software business.

Mr. Cormican was appointed to his present position February 15, 2005. Prior to joining the Registrant from August 2002 until February 2005 he was Senior Vice President and Chief Financial Officer of AssuranceAmerica Corporation, an insurance holding company. Prior to August 2002 and from 1997 he was Vice President - Agent Operations for Prudential Property and Casualty Company.

Mr. Nelson was appointed to his present position with the Registrant on October 17, 2005. Prior to that and from October 1997 he served in various positions with BellSouth Corporation, most recently as Chief Compliance Counsel. In that capacity he was in charge of all legal compliance issues facing BellSouth domestically and internationally.

Mr. Beach has held his present position with the Registrant for more than five years.

Officers of the Registrant are appointed annually by the Board of Directors of the Registrant.

The Registrant has adopted a Code of Business Conduct for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct is available at www.crawfordandcompany.com and any amendment or waiver of this Code of Business Conduct shall be posted within four business days on this website. The Code of Business Conduct may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the captions "Executive Compensation and Other Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the caption "Stock Ownership Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Information with Respect to Certain Business Relationships" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption "Fees Paid to Ernst & Young LLP" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.   Financial Statements

     The Registrant's 2005 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2005 and 2004, the related Consolidated Statements of Income, Shareholders' Investment and Cash Flows for each of the three years in the period ended December 31, 2005, and the related reports of Ernst & Young LLP. These financial statements and the reports of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

     -    Consolidated Balance Sheets as of December 31, 2005 and 2004

     - Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003

     - Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2005, 2004, and 2003

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

     - Notes to Consolidated Financial Statements - December 31, 2005, 2004, and 2003

2.   Financial Statement Schedule

     - Schedule II - Valuation and Qualifying Accounts - Information required by this schedule is included on page 48 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

          Other schedules have been omitted because they are not applicable.

3.   Exhibits filed with this report.

Exhibit No.                          Document
-----------                          --------
3.1           Restated Articles of Incorporation of the Registrant, as amended
              April 23, 1991 (incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-8 (Registration No.
              333-125557) filed on June 6, 2005).

3.2 Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.1*         Crawford & Company 1990 Stock Option Plan, as amended
              (incorporated by reference to Exhibit 28.1 to the Registrant's
              Registration Statement on Form S-8 (Registration No. 33-47536) filed on April 30, 1992).

10.2* Crawford & Company 1997 Key Employee Stock Option Plan, as amended.

10.3*         Crawford & Company 1997 Non-Employee Director Stock Option Plan.

10.4*         Amended and Restated Supplemental Executive Retirement Plan
              (incorporated by reference to Exhibit 10.1 to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              2004).

10.5*         Amendment to Amended and Restated Supplemental Executive
              Retirement Plan.

10.6*         Crawford & Company 1996 Employee Stock Purchase Plan.

10.7*         Amended and Restated Crawford & Company Medical Reimbursement
              Plan.

10.8*         Crawford & Company Discretionary Allowance Plan.

10.9*         Deferred Compensation Plan (As Amended and Restated as of January
              1, 2003) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2003).

10.10* Crawford & Company 1996 Incentive Compensation Plan, as amended and restated.

10.11* Crawford & Company Executive Stock Bonus Plan (incorporated by reference to Appendix A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.12         Revolving Credit Agreement dated as of September 30, 2003
              (incorporated by reference to Exhibit 10.11 to the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 2004).

10.13 First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 5, 2005).

10.14         Note Purchase Agreement dated as of September 30, 2003
              (incorporated by reference to Exhibit 10.12 to the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 2004).

10.15         Waiver and Amendment to Note Purchase Agreement dated as of
              September 30, 2003 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange
              Commission on October 5, 2005).

10.16*        Change of Control and Severance Agreement between Thomas W.
              Crawford and the Registrant (incorporated by reference to Exhibit
              10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission February 4, 2005).

10.17* Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange
              Commission March 4, 2005).

10.18*        Terms of Employment Agreement between Allen W. Nelson and the
              Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange
              Commission November 28, 2005).

10.19*        Terms of Employment Agreement between Jeffrey T. Bowman and the
              Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange
              Commission February 15, 2006).

10.20* Crawford & Company U.K. Sharesave Scheme (incorporated by reference to Appendix A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

13.1          The Registrant's Annual Report to Shareholders for the year ended
              December 31, 2005 (only those portions incorporated herein by reference).

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

                                       CRAWFORD & COMPANY


Date March 14, 2006                    By /s/ Thomas W. Crawford
                                          -------------------------------------
                                          THOMAS W. CRAWFORD, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       NAME AND TITLE
                                       --------------


Date March 14, 2006                    /s/ Thomas W. Crawford
                                       -----------------------------------------
                                       THOMAS W. CRAWFORD, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)
                                       and Director


Date March 14, 2006                    /s/ J. F. Giblin
                                       -----------------------------------------
                                       J. F. GIBLIN, Executive Vice President-
                                       Finance (Principal Financial Officer)


Date March 14, 2006                    /s/ W. B. Swain
                                       -----------------------------------------
                                       W. B. SWAIN, Senior Vice President and
                                       Controller (Principal Accounting Officer)

                                       NAME AND TITLE
                                       --------------


Date March 14, 2006                    *
                                       -----------------------------------------
                                       J. HICKS LANIER, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       JESSE C. CRAWFORD, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       LARRY L. PRINCE, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       P. GEORGE BENSON, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       E. JENNER WOOD, III, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       CLARENCE H. RIDLEY, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       ROBERT T. JOHNSON, Director


Date March 14, 2006                    *
                                       -----------------------------------------
                                       JAMES D. EDWARDS, Director


Date March 14, 2006                    *By /s/ Allen W. Nelson
                                           -------------------------------------
                                           Allen W. Nelson - As  attorney-in-
                                           fact  for the  Directors above whose
                                           name an asterisk appears.

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                              Page Number
No.      Description of Exhibit                                       of Exhibit
-------  ----------------------                                      -----------
3.1      Restated Articles of Incorporation of the Registrant, as
         amended April 23, 1991 (incorporated by reference to
         Exhibit 4.1 to the Registrant's Form S-8 filed with the
         Securities and Exchange Commission on June 6, 2005).

3.2      Restated By-laws of the Registrant, as amended
         (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.1     Crawford & Company 1990 Stock Option Plan, as amended
         (incorporated by reference to Exhibit 28.1 to the Registrant's Registration Statement on Form S-8
         (Registration No. 33-47536) filed on April 30, 1992).

10.2     Crawford & Company 1997 Key Employee Stock Option Plan, as
         amended.                                                       29-34

10.3     Crawford & Company 1997 Non-Employee Director Stock Option
         Plan.                                                          35-39

10.4     Amended and Restated Supplemental Executive Retirement
         Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5     Amendment to Amended and Restated Supplemental Executive
         Retirement Plan.                                                 40

10.6     Crawford & Company 1996 Employee Stock Purchase Plan.          41-49

10.7     Amended and Restated Crawford & Company Medical
         Reimbursement Plan.                                            50-53

10.8     Crawford & Company Discretionary Allowance Plan.               54-56

10.9     Deferred Compensation Plan (As Amended and Restated as of
         January 1, 2003) (incorporated by reference to Exhibit
         10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.10    Crawford & Company 1996 Incentive Compensation Plan, as        57-60
         amended and restated.

                                                                      Sequential
Exhibit                                                              Page Number
No.      Description of Exhibit                                       of Exhibit
-------  ----------------------                                      -----------
10.11    Crawford & Company Executive Stock Bonus Plan
         (incorporated by reference to Appendix A of the
         Registrant's Proxy Statement for the Annual Meeting of
         Shareholders held on April 26, 2005).

10.12    Revolving Credit Agreement dated as of September 30, 2003
         (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 2004).

10.13 First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 5, 2005).

10.14    Note Purchase Agreement dated as of September 30, 2003
         (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 2004).

10.15 Waiver and Amendment to Note Purchase Agreement dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 5, 2005).

10.16    Change of Control and Severance Agreement between Thomas
         W. Crawford and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission February 4, 2005).

10.17    Change of Control and Severance Agreement between Kevin B.
         Frawley and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the
         Securities and Exchange Commission March 4, 2005).

10.18 Terms of Employment Agreement between Allen W. Nelson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission November 28, 2005).

10.19 Terms of Employment Agreement between Jeffrey T. Bowman and the Registrant (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission February 15, 2006).

                                                                      Sequential
Exhibit                                                              Page Number
No.      Description of Exhibit                                       of Exhibit
-------  ----------------------                                      -----------
10.20    Crawford & Company U.K. Sharesave Scheme (incorporated by
         reference to Appendix A of the Registrant's Proxy
         Statement for the Annual Meeting of Shareholders to be
         held on May 2, 2006).

13.1     The Registrant's Annual Report to Shareholders for the
         year ended December 31, 2005 (only those portions
         incorporated herein by reference).                             61-110

14.1 Crawford & Company Code of Business Conduct (incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 2003).

21.1     Subsidiaries of Crawford & Company.                             111

23.1     Consent of Ernst & Young LLP.                                   112

24.1-8   Powers of Attorney                                            113-120

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.                  121

31.2     Certification of the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.                  123

32.1     Certification pursuant to 18 U.S.C. Section 1850, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002.                                                        125

32.2     Certification pursuant to 18 U.S.C. Section 1850, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002.                                                        126