Form 10-Q
period 2006-03-31
CRAWFORD & CO
filed 2006-05-09
CIK 25475

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER       ACCELERATED FILER  X    NON-ACCELERATED FILER
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES     NO  X
                                   ---    ---

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2006 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,651,604
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

                               CRAWFORD & COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements:
            Condensed Consolidated Statements of Income (unaudited)
               Quarter ended March 31, 2006 and 2005.....................     3

            Condensed Consolidated Balance Sheets March 31, 2006
               (unaudited) and December 31, 2005.........................     4

            Condensed Consolidated Statements of Cash Flows (unaudited)
               Quarter ended March 31, 2006 and 2005.....................     6

            Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................     7

            Report of Independent Registered Public Accounting Firm......    20

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    34

Item 4.  Controls and Procedures.........................................    34

Part II. Other Information:

Item 1.  Legal Proceedings...............................................    35

Item 6.  Exhibits........................................................    35

Signatures ..............................................................    36



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED
                                                        ---------------------
                                                        MARCH 31,   MARCH 31,
                                                           2006        2005
                                                        ---------   ---------
REVENUES:
   Revenues before reimbursements                        $201,606    $184,334
   Reimbursements                                          20,066      15,309
                                                         --------    --------
      TOTAL REVENUES                                      221,672     199,643
                                                         --------    --------
COSTS AND EXPENSES:
   Cost of services provided, before reimbursements       156,476     144,919
   Reimbursements                                          20,066      15,309
                                                         --------    --------
   Cost of Services                                       176,542     160,228
   Selling, general, and administrative expenses           35,079      34,234
   Corporate interest expense, net of interest income
      of $331 and $182, respectively                          998       1,527
                                                         --------    --------
      TOTAL COSTS AND EXPENSES                            212,619     195,989
                                                         --------    --------
INCOME BEFORE INCOME TAXES                                  9,053       3,654
PROVISION FOR INCOME TAXES                                  3,205       1,293
                                                         --------    --------
NET INCOME                                               $  5,848    $  2,361
                                                         ========    ========
EARNINGS PER SHARE:
   Basic                                                 $   0.12    $   0.05
   Diluted                                               $   0.12    $   0.05
                                                         ========    ========
WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE:
   Basic Earnings Per Share                                48,986      48,872
   Diluted Earnings Per Share                              49,301      49,381
                                                         ========    ========
CASH DIVIDENDS PER SHARE:
   Class A Common Stock                                  $   0.06    $   0.06
   Class B Common Stock                                  $   0.06    $   0.06
                                                         ========    ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        (UNAUDITED)         *
                                                         MARCH 31,    DECEMBER 31,
                                                           2006           2005
                                                        -----------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $ 50,201      $  49,441
   Accounts receivable, less allowance for doubtful
      accounts of $16,012 in 2006 and $15,986 in 2005     164,106        163,087
   Unbilled revenues, at estimated billable amounts       109,549        109,319
   Prepaid expenses and other current assets               17,151         14,964
                                                         --------      ---------
      TOTAL CURRENT ASSETS                                341,007        336,811
                                                         --------      ---------
PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                        130,758        150,008
   Less accumulated depreciation                          (97,885)      (113,071)
                                                         --------      ---------
      NET PROPERTY AND EQUIPMENT                           32,873         36,937
                                                         --------      ---------
OTHER ASSETS:
   Intangible assets arising from acquisitions, net       109,847        110,035
   Capitalized software costs, net                         34,466         33,068
   Deferred income tax asset, net                          38,148         38,217
   Other                                                   16,863         16,596
                                                         --------      ---------
      TOTAL OTHER ASSETS                                  199,324        197,916
                                                         --------      ---------
TOTAL ASSETS                                             $573,204      $ 571,664
                                                         ========      =========

*    derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                    (UNAUDITED)         *
                                                     MARCH 31,    DECEMBER 31,
                                                        2006          2005
                                                    -----------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Short-term borrowings                              $ 32,422      $ 28,888
   Accounts payable                                     40,502        42,434
   Accrued compensation and related costs               43,366        52,377
   Deferred revenues                                    20,915        19,608
   Self-insured risks                                   15,742        17,664
   Accrued income taxes                                 19,937        17,880
   Other accrued liabilities                            25,961        25,670
   Current installments of long-term debt                6,008         6,441
                                                      --------      --------
      TOTAL CURRENT LIABILITIES                        204,853       210,962
                                                      --------      --------
NONCURRENT LIABILITIES:
   Long-term debt, less current installments            45,792        45,810
   Deferred revenues                                    10,379        10,409
   Self-insured risks                                   12,438         9,122
   Minimum pension liabilities                         102,917       101,406
   Postretirement medical benefit obligation             4,460         4,569
   Other                                                10,245        10,355
                                                      --------      --------
      TOTAL NONCURRENT LIABILITIES                     186,231       181,671
                                                      --------      --------
SHAREHOLDERS' INVESTMENT:
   Class A common stock, $1.00 par value; 50,000
      shares authorized; 24,294 and 24,293 shares
      issued and outstanding in 2006 and 2005,
      respectively                                      24,294        24,293
   Class B common stock, $1.00 par value; 50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2006 and 2005, respectively        24,697        24,697
   Additional paid-in capital                            7,031         6,311
   Unearned stock-based compensation                        --           (37)
   Retained earnings                                   205,260       202,351
   Accumulated other comprehensive loss                (79,162)      (78,584)
                                                      --------      --------
      TOTAL SHAREHOLDERS' INVESTMENT                   182,120       179,031
                                                      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT        $573,204      $571,664
                                                      ========      ========

*    derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                        QUARTER ENDED
                                                                    ---------------------
                                                                    MARCH 31,   MARCH 31,
                                                                       2006        2005
                                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 5,848    $  2,361
   Reconciliation of net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                    4,756       4,801
      Loss on sales of property and equipment                             56          31
      Stock-based compensation                                           757          63
      Changes in operating assets and liabilities:
         Accounts receivable, net                                       (824)       (785)
         Unbilled revenues, net                                          (77)      2,954
         Accrued or prepaid income taxes                               2,054      (5,679)
         Accounts payable and accrued liabilities                     (5,856)    (12,435)
         Deferred revenues                                             1,343         499
         Accrued pension costs                                        (1,937)     (3,903)
         Prepaid expenses and other                                     (127)        291
                                                                     -------    --------
Net cash provided by (used in) operating activities                    5,993     (11,802)
                                                                     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                             (2,650)     (2,991)
   Capitalization of computer software costs                          (2,627)     (1,508)
   Other investing activities                                           (350)        (90)
   Proceeds from sales of property and equipment                          71         129
                                                                     -------    --------
Net cash used in investing activities                                 (5,556)     (4,460)
                                                                     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (2,939)     (2,933)
   Proceeds from exercise of stock options                                 2         261
   Increases in short-term borrowings                                  5,186       1,663
   Payments on short-term borrowings                                  (1,633)       (593)
   Payments on long-term debt and capital lease obligations             (459)       (513)
                                                                     -------    --------
Net cash provided by (used in) financing activities                      157      (2,115)
                                                                     -------    --------
Effect of exchange rate changes on cash and cash equivalents             166         444
                                                                     -------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         760     (17,933)
Cash and cash equivalents at beginning of period                      49,441      43,571
                                                                     -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $50,201    $ 25,638
                                                                     =======    ========

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Crawford & Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the U.S. Securities and Exchange Commission's (SEC) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or other future periods.

The Condensed Consolidated Balance Sheet presented herein for December 31, 2005 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

With the exception of stock-based compensation related to the Company's adoption of Statement of Financial Accounting Standard ("SFAS") 123R, "Share Based Payment" ("SFAS 123R") described in Notes 2 and 5, there have been no material changes to the Company's major accounting and reporting policies as disclosed in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.   ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS 154

The Company adopted SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154") January 1, 2006. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. The

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

adoption of SFAS 154 did not have any impact on the Company's consolidated financial statements. SFAS 123R, which the Company also adopted January 1, 2006, contained explicit transitional guidance. Accordingly, the requirements of SFAS 154 did not apply to the Company's concurrent adoption of SFAS 123R.

SFAS 123R and related FASB Staff Positions

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by the original SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, no stock-based compensation expense was recognized in the Company's Consolidated Statements of Income for stock options and employee stock purchase plans. The Company's executive stock bonus plan, adopted in 2005, was subject to expense recognition under APB 25, and thus compensation expense was recognized for that plan in the Company's Consolidated Statement of Income for all reporting periods in 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and the related FASB Staff Positions, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the quarter ended March 31, 2006 were $266,000 and $240,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The related impact on earnings per share was less than $0.01. These additional expenses are primarily related to the Company's stock option plans and employee stock purchase plans since the Company's executive stock bonus plan was already subject to expense recognition for financial reporting purposes under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) to be classified as financing cash flows. During the quarter ended March 31, 2006, the Company had no such excess tax benefits.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 to all stock-based awards for all prior periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                    Three months ended
                                                      March 31, 2005
                                                    ------------------
(in thousands, except per share data)

Net income as reported                                    $2,361
Add:  Stock-based compensation expense
   included in reported net income, net of tax                41
Less: Stock-based compensation expense using the
   fair value method, net of tax                            (346)
                                                          ------
Pro forma net income                                      $2,056
                                                          ======
Earnings per share - basic:
 As reported                                              $ 0.05
                                                          ======
 Pro forma                                                $ 0.04
                                                          ======
Earnings per share - diluted:
 As reported                                              $ 0.05
                                                          ======
 Pro forma                                                $ 0.04
                                                          ======

3.   EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average number of total common shares outstanding during the respective periods. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic earnings per share. Diluted earnings per share are computed based on the weighted-average number of total common shares outstanding (excluding unvested shares of restricted stock) plus the dilutive effect of outstanding stock options, estimated shares issuable under employee stock purchase plans, and estimated shares issuable under the executive stock bonus plan, using the "treasury stock" method.

Below is the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        Three months ended
                                                      ---------------------
                                                      March 31,   March 31,
                                                         2006        2005
                                                      ---------   ---------
(in thousands, except per share data)

Net income available to common shareholders            $ 5,848     $ 2,361
                                                       =======     =======
Weighted-average common shares outstanding              48,991      48,872
Weighted-average unvested common shares outstanding         (5)         --
                                                       -------     -------
Weighted average common shares used to compute
   basic earnings per share                             48,986      48,872
Dilutive effects of stock-based compensation plans         315         509
                                                       -------     -------
Weighted-average common shares used to compute
   diluted earnings per share                           49,301      49,381
                                                       =======     =======
Basic earnings per share                               $  0.12     $  0.05
                                                       =======     =======
Diluted earnings per share                             $  0.12     $  0.05
                                                       =======     =======

Additional options to purchase 3,586,755 shares of the Company's Class A common stock at exercise prices ranging from $6.36 to $19.13 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Additional options to purchase 531,000 shares of the Company's Class A common stock at exercise prices ranging from $5.08 to $5.60 were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options' exercise prices, when added to the average unearned compensation costs measured under SFAS 123 and SFAS 123R, were greater than the average market price of the common shares. To include them would have been antidilutive.

4.   COMPREHENSIVE INCOME

For the three months ended March 31, 2006 and 2005, comprehensive income for the Company consisted of the total of net income and foreign currency translation adjustments. Below is the calculation of comprehensive income for the three months ended March 31, 2006 and 2005:

                                            Three months ended
                                          ---------------------
                                          March 31,   March 31,
                                             2006        2005
                                          ---------   ---------
(in thousands)

Net income                                 $5,848       $2,361
Foreign currency translation adjustment      (578)       1,984
                                           ------       ------
Comprehensive income                       $5,270       $4,345
                                           ======       ======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION

As disclosed in Note 2, the Company adopted SFAS 123R and the related FASB Staff Positions, effective January 1, 2006. SEC Staff Accounting Bulletin 107 requires certain disclosures be included for the interim period when SFAS 123R is first adopted. These disclosures are provided below.

At March 31, 2006, the Company has three types of stock-based compensation plans: stock options, executive stock bonus plan (performance shares and restricted shares), and employee stock purchase plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. Estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at any date equals at least the portion of the grant-date value of an award that is vested at that date. The pre-tax compensation expense recognized for these plans was $757,000 and $63,000 for the quarters ended March 31, 2006 and 2005, respectively.

The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $200,000 and $22,000 for the quarters ended March 31, 2006 and 2005, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the United States or the applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense recognized for financial reporting purposes.

Stock Option Plans

The Company has stock option plans for key employees and directors that provide for nonqualified and incentive stock option grants. All stock options are for shares of the Company's Class A common stock. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. The Company's stock option plans are shareholder approved, although the Company's Board of Directors is authorized to make specific grants of stock options.

Under the key employee stock option plan, incentive and nonqualified options for up to 6,250,000 shares may be granted. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Compensation cost for stock

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

options is recognized on a straight-line basis over the requisite service period for the entire award. During the quarter ended March 31, 2006, $190,000 in compensation expense was recognized for the key employee stock option plan.

Under the directors' plan, board members are granted options upon initial election to the Board and upon annual re-election to the Board. Options for up to 450,000 shares may be granted under the directors' plan. Directors' options are fully vested at grant date and have a typical life of ten years. During the quarter ended March 31, 2006, no compensation expense was recognized for directors' options since all were fully vested at adoption of SFAS 123R on January 1, 2006.

A summary of option activity as of March 31, 2006, and changes during the quarter then ended, is presented below:

                                                        Weighted-Average    Aggregate
                               Shares  Weighted-Average     Remaining    Intrinsic Value
                                (000)   Exercise Price  Contractual Term      (000)
                               ------  ---------------- ---------------- ---------------
Outstanding at January 1, 2006 4,595         $10
   Granted                        25           6
   Exercised                      --          --
   Forfeited or expired         (154)         11
                               -----
Outstanding at March 31, 2006  4,466           9            5.1 years          $781
                               =====         ===            =========          ====
Vested at March 31, 2006       3,006          11            4.2 years          $380
                               =====         ===            =========          ====
Exercisable at March 31, 2006  3,006          11            4.2 years          $380

The weighted-average grant-date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $1.75 and $2.11, respectively. There were no stock options exercised during the quarter ended March 31, 2006. The total intrinsic value of stock options exercised during the quarter ended March 31, 2005 was $76,000. The total fair value of stock options vesting during the quarters ended March 31, 2006 and 2005 was $700,000 and $679,000, respectively.

At March 31, 2006, there was $1,890,000 of total unrecognized compensation cost related to nonvested stock options under the key employee stock option plan. This cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following assumptions:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             2006      2005
                           -------   -------
Expected dividend yield        3.4%      4.2%
Expected volatility             37%       37%
Risk-free interest rate        4.9%      4.1%
Expected term of options   7 years   7 years

The expected dividend yield is based on the Company's historical dividend yield. Expected volatility of the price of the Company's Class A common stock is based on historical realized volatility. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the expected term used in the pricing formula. The expected term of the option takes into account both the contractual term of the option and the effects of expected exercise behavior.

Executive Stock Bonus Plan

Under the Company's executive stock bonus plan, the Company is authorized to issue up to 4,000,000 shares of the Company's Class A common stock. The plan has two components: the performance share component and the restricted share component.

Under the performance share component, key employees of the Company are eligible to earn shares of stock upon the achievement of certain individual and/or corporate objectives. Share grants are determined at the discretion of the Company's Board of Directors and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have lapsed. Dividends are not paid or accrued on unvested shares. The grant-date fair value of a performance share grant is based on the market value of the Company's Class A common stock on the date of grant, reduced for the present value of estimated dividends not received on the unvested shares during the vesting period. If the award contains a performance vesting condition, compensation expense for each vesting tranche in the award is recognized ratably from the service inception date to the vesting date for each tranche. Otherwise, compensation expense is recognized on a straight-line basis over the requisite service period.

During 2005, a total of 130,300 performance shares were granted, 69,850 shares were actually earned based on achievement of 2005 performance goals, and 13,970 (20%) of those earned shares vested at the end of 2005. During 2006, a total of 767,350 performance shares were granted and eligible to be earned based on attainment of performance goals that extend through 2010 for certain awards. Based on interim achievement rates for the performance goals at March 31, 2006, the Company estimates that 597,000 performance shares will be earned for awards granted in 2006.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A summary of the status of the Company's nonvested performance shares as of March 31, 2006, and changes during the quarter then ended, is presented below:

                                           Weighted-
                                         Average Grant
                                           Date Fair
                                Shares       Value
                               -------   -------------
Nonvested at January 1, 2006    55,880       $6.38
   Granted                     767,350        5.01
   Vested                           --          --
   Forfeited or expired             --          --
                               -------
Nonvested at March 31, 2006    823,230        5.10
                               =======

The total fair value of the 13,970 performance shares vested at March 31, 2006 was $89,000. For the quarter ended March 31, 2005, no performance shares were vested.

Compensation expense recognized for all performance shares totaled $474,000 and $63,000 for the quarters ended March 31, 2006 and 2005, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of March 31, 2006, there was $2,832,000 of total unearned compensation cost related to nonvested performance shares that is expected to be recognized over a weighted-average period of 2.9 years.

Under the restricted share component, the Board of Directors may elect to issue restricted shares of stock in lieu of, or in addition to, cash bonus payments to certain key employees. Employees receiving these shares have restrictions on the ability to sell the shares. Such restrictions lapse ratably over vesting periods typically ranging from two to five years. For grants of restricted shares, vested and unvested shares issued are eligible to receive nonforfeitable dividends. The grant-date fair value of a restricted share grant is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award since the award only has a service condition.

A summary of the status of the Company's nonvested restricted shares as of March 31, 2006, and changes during the quarter then ended, is presented below:

                                           Weighted-
                                         Average Grant
                               Shares   Date Fair Value
                               ------   ---------------
Nonvested at January 1, 2006    5,000        $7.64
   Granted                     50,000         5.87
   Vested                          --          --
   Forfeited or expired            --          --
                               ------
Nonvested at March 31, 2006    55,000         6.03
                               ======

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Compensation expense recognized for all restricted shares totaled $17,000 for the quarter ended March 31, 2006. There were no restricted shares granted or outstanding as of March 31, 2005. As of March 31, 2006, there was $314,000 of total unearned compensation cost related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 4.7 years.

Employee Stock Purchase Plans

At March 31, 2006, the Company has two employee stock purchase plans: the U.S. Plan and the United Kingdom ("U.K.") Plan. The U.S. Plan is also available to eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands. Both plans are compensatory under SFAS 123R.

For both the U.S. and U.K. plans, the requisite service period is the period of time over which the employees contribute to the plans through payroll withholdings. For purposes of recognizing compensation expense, estimates are made for the total withholdings expected over the entire withholding period. The market price of a share of stock at the beginning of the withholding period is then used to estimate the total number of shares that will be purchased using the total estimated withholdings. Compensation cost is recognized ratably over the withholding period.

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of the Company's Class A common stock to eligible employees. Participating employees can elect each year to have up to $21,000 of their annual earnings withheld to purchase shares at the end of the one-year withholding period. The purchase price of the stock is 85% of the lesser of the closing price for a share of stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

Since the U.S. Plan involves a look-back option, the estimate of the fair value for the option is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of the Company's Class A common stock. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one-year option on 85% of a share of the Company's Class A common stock. The value is adjusted to reflect the effect of the dividends that the employees do not receive during the life of the share option.

At March 31, 2006, an estimated 104,000 shares can be purchased under the U.S. Plan at the end of the current withholding period with a grant-date fair value of $2.39 per share. During the quarter ended March 31, 2006, compensation expense of $53,000 was recognized. At March 31, 2006, total estimated unearned compensation cost of $66,000 is expected to be recognized through the end of the current withholding period which ends June 30, 2006.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Under the U.K. Plan, the Company is authorized to issue up to 500,000 shares of the Company's Class A common stock. During the first quarter of 2006, the Company's Board of Directors approved an amendment to add an additional 500,000 eligible shares to the U.K. Plan, subject to shareholder approval. Under the U.K. Plan, eligible employees can elect to have up to 250 pounds withheld from payroll each month to purchase shares at the end of a three-year withholding period. The purchase price of a share of stock is 85% of the market price at the beginning of the withholding period. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

Under the U.K. Plan, fair value is equal to 15% (the employee discount) of the market price of a share of the Company's Class A common stock at the beginning of the withholding period. No adjustment is made to reflect the effect of the dividends that the employees do not receive during the life of the share option since employees are credited with interest by a third party on their withholdings during the withholding period. For purposes of estimating fair value, this interest-paying feature is deemed to be materially equivalent to the foregone dividends on the underlying shares of stock.

At March 31, 2006, an estimated 519,000 shares can be purchased under the U.K. Plan at the end of the three active withholdings periods which began in 2003, 2004, and 2005, respectively. These estimates are subject to change based on fluctuations in the value of the British pound against the U.S. dollar. The discounted purchase price for a share of stock is $4.00, $5.84, and $5.97 under the 2003, 2004, and 2005 withholding periods, respectively. For the quarter ended March 31, 2006, compensation cost of $23,000 was recognized for the U.K. Plan. At March 31, 2006, there was an estimated $119,000 of total unrecognized compensation cost related to the U.K. Plan, which is expected to be recognized through March 2008.

During the quarter ended March 31, 2006, a total of 232 shares of Class A common stock were issued under the U.K. Plan.

6. PROPERTY AND EQUIPMENT HELD FOR SALE

At March 31, 2006, the Company is negotiating to sell the land and building currently utilized as its world headquarters in Atlanta, Georgia. If these assets are sold, the Company plans to relocate its headquarters after a short-term leaseback of its current facilities. This disposal group of assets has a fair value that exceeds its carrying amount; thus these assets are reported at depreciated cost in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Property and equipment with a net carrying amount of $3,012,000 have been reclassified from Property and Equipment to Prepaid Expenses and Other Current Assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2006. There are no material liabilities associated with this disposal group. The Company is unable at this time to estimate any gain that may be realized subsequent to March 31, 2006. Additional information regarding the status of this property subsequent to March 31, 2006 is provided in Note 11.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a defined contribution plan. The Company's U.K. defined benefit retirement plans have also been frozen for new employees, but existing participants may still accrue additional benefits. Net periodic benefit cost related to the U.S., U.K., and Holland defined benefit pension plans for the three months ended March 31, 2006 and 2005 included the following components:

                                  Three months ended
                                ---------------------
                                March 31,   March 31,
                                   2006        2005
                                ---------   ---------
(in thousands)

Service cost                     $   601     $   514
Interest cost                      7,941       7,843
Expected return on assets         (8,478)     (8,118)
Recognized net actuarial loss      2,484       1,875
                                 -------     -------
Net periodic benefit cost        $ 2,548     $ 2,114
                                 =======     =======

8. SEGMENT INFORMATION

The Company has two reportable segments, one which provides claims services through offices located in the United States ("U.S. Operations") and the other which provides similar services through offices or representatives located in 62 other countries ("International Operations"). The Company's reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. Inter-segment sales are recorded at cost and are not material. The Company measures segment profit based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, stock option expense, and income taxes.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

Financial information for the three months ended March 31, 2006 and 2005 covering the Company's reportable segments is presented below:

                                                       Three months ended
                                                     ---------------------
                                                     March 31,   March 31,
                                                        2006        2005
                                                     ---------   ---------
(in thousands)

REVENUES:
   U.S., before reimbursements                       $131,106    $112,507
   International, before reimbursements                70,500      71,827
                                                     --------    --------
      Total Segment Revenues before Reimbursements    201,606     184,334
   Reimbursements                                      20,066      15,309
                                                     --------    --------
      TOTAL REVENUES                                 $221,672    $199,643
                                                     ========    ========
SEGMENT OPERATING EARNINGS:
   U.S                                               $  8,631    $  1,836
   International                                        1,686       3,345
                                                     --------    --------
        TOTAL SEGMENT OPERATING EARNINGS               10,317       5,181
   Deduct:
      Stock option expense                               (266)         --
      Net corporate interest expense                     (998)     (1,527)
                                                     --------    --------
      INCOME BEFORE INCOME TAXES                     $  9,053    $  3,654
                                                     ========    ========

9. COMMITMENTS AND CONTINGENCIES

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2006 under existing earnout agreements would approximate $2.2 million through 2009, as follows:

2006   2007      2008        2009
----   ----   ----------   --------
 --     --    $2,032,000   $144,000

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have brought actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is self-insured

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

for the deductibles under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such self-insured risks.

10.  DEBT COVENANTS

The Company's senior debt and revolving credit agreement contain various provisions that, among other things, require the Company to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. These provisions also limit the incurrence of certain liens, encumbrances, and disposition of assets in excess of defined amounts, none of which are expected to restrict future operations. The Company was in compliance with its debt covenants as of March 31, 2006.

11.  SUBSEQUENT EVENTS

On March 22, 2006 the Company entered into a Purchase and Sale Agreement ( the "Purchase Agreement") with a third party to sell the land and building located at 5620 Glenridge Drive N. E., Atlanta, Georgia 30342 currently utilized as its world headquarters for a total sales price of $12.0 million.

Under the Purchase Agreement, the purchaser had a 30 day inspection period with the right to terminate the agreement if the purchaser, in its sole discretion, determined that the results of the inspection were unsatisfactory. Subsequent to March 31, 2006, the purchaser notified the Company that based on its inspection of the property, the purchaser wants a reduction in the purchase price to $10 million in order to proceed to a closing under the Purchase Agreement.

The Company has not accepted this proposal and is currently negotiating with the purchaser to arrive at terms agreeable to both parties. The Company can not predict when these negotiations will be completed, if they will ultimately result in a definitive agreement between the parties, or their effect on the Company's financial condition, results of operations, or cash flows. As disclosed in Note 6, these assets have a net carrying amount of $3,012,000 and have been classified as held for sale in the Company's Condensed Consolidated Balance Sheet at March 31, 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2006, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2005, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ Ernst & Young LLP

Atlanta, Georgia
May 8, 2006

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

Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the "safe harbor" provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in revenues or expenses. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Additional written and oral forward-looking statements may be made by us from time to time in information provided to the Securities and Exchange Commission, press releases, our website, or otherwise.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, regulatory changes related to funding of defined benefit pension plans, the fact that our U. S. and U. K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., possible legislation, our ability to comply with debt covenants, the outcome of our legal proceedings, changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, the sale of our corporate headquarters, and other risk factors in our 2005 Annual Report on Form 10-K and other documents that we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

BUSINESS OVERVIEW

Based in Atlanta, Georgia, Crawford & Company is the world's largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers' compensation, legal settlement administration including class action and warranty inspections, and risk management information services. Our shares are traded on the New York Stock Exchange under the symbols CRDA and CRDB.

Insurance companies, which represent the major source of our revenues, customarily manage their own claims administration function but require limited services which we provide, primarily field investigation and evaluation of property and casualty insurance claims. Self-insured entities typically require a broader range of services from us. In addition to field investigation and evaluation of their claims, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, risk management information services, and administration of the trust funds established to pay their claims. Finally, we also perform legal settlement administration related to securities, product liability, bankruptcy, and other class action settlements, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by us as class action services.

The claims management services market, both in the United States ("U.S.") and internationally, is highly competitive and comprised of a large number of companies of varying size and scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by the insurance underwriting cycle, weather-related events, general economic activity, and overall employment levels and associated workplace injury rates. Accordingly, we cannot predict case volumes which may be referred to us in the future.

We generally earn our revenues on an individual fee-per-claim basis. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain at least our existing share of the overall claims services market. During a hard insurance underwriting market, as we have experienced since the September 11, 2001 terrorist attacks, insurance companies become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase, sometimes quite dramatically. This results in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated net income was $5,848,000 for the first quarter of 2006 as compared to $2,361,000 for the first quarter of 2005.

With the exception of net corporate interest expense, stock option expense and income taxes, our results of operations are discussed and analyzed by our two operating segments: U.S. Operations and International Operations. The discussion and analysis of our two operating segments follows the sections on net corporate interest expense, stock option expense and income taxes.

NET CORPORATE INTEREST EXPENSE

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Net corporate interest expense totaled $1.0 million and $1.5 million for the first quarters of 2006 and 2005, respectively.

STOCK OPTION EXPENSE

Stock option expense is mainly comprised of non-cash expenses related to historically granted stock options under our various stock option and employee stock purchase plans. Stock option expense of $266,000 was recognized for the 2006 first quarter under SFAS 123R. Stock option expense for the 2005 first quarter was not recognized in our Condensed Statement of Income under the provisions of APB 25.

INCOME TAXES

Taxes on income totaled $3.2 million and $1.3 million for the quarters ended March 31, 2006 and 2005, respectively. Our consolidated effective tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various international operations, and our ability to utilize net operating loss carryforwards in certain of our international subsidiaries. Our effective tax rate for the first quarter of 2006 and 2005 was 35.4%.

SEGMENT OPERATING EARNINGS

Our reportable segments, U.S. Operations and International Operations, represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance.

Operating earnings, a non-GAAP (generally accepted accounting principles) financial measure, is one of the key performance measures our senior management and chief decision maker use to evaluate the performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our operating performance using the same criteria our management uses. Operating earnings excludes net corporate interest expense, stock option expense and income taxes.

Net corporate interest, stock option expense and income taxes are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management, stock option expense is a non-cash expense primarily related to historically issued stock options, and income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relate directly to the performance of our services, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.

In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statements of Income with no impact to our net income. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, net corporate interest expense, stock option expense and income taxes.

Our discussion and analysis of operating expenses is comprised of two components. Compensation and Fringe Benefits include all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable expense. Expenses Other Than Compensation and Fringe Benefits include outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, and amortization and depreciation.

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. and international operations, reconciled to net income, were as follows:

                                                       Three Months Ended
                                                            March 31
                                                      -------------------
                                                        2006       2005
                                                      --------   --------
(in thousands)

REVENUES:
   U.S., before reimbursements                        $131,106   $112,507
   International, before reimbursements                 70,500     71,827
                                                      --------   --------
      Total, before reimbursements                     201,606    184,334
   Reimbursements                                       20,066     15,309
                                                      --------   --------
      Total Revenues                                  $221,672   $199,643
COMPENSATION & FRINGE BENEFITS:
   U.S                                                $ 80,768   $ 72,116
   % of Revenues before reimbursements                    61.6%      64.1%
   International                                        50,665     50,545
   % of Revenues before reimbursements                    71.9%      70.3%
                                                      --------   --------
      Total                                           $131,433   $122,661
      % of Revenues before reimbursements                 65.2%      66.5%
EXPENSES OTHER THAN COMPENSATION & FRINGE BENEFITS:
   U.S                                                $ 41,707   $ 38,555
   % of Revenues before reimbursements                    31.8%      34.3%
   International                                        18,149     17,937
   % of Revenues before reimbursements                    25.7%      25.0%
                                                      --------   --------
      Total                                             59,856     56,492
      % of Revenues before reimbursements                 29.7%      30.6%
   Reimbursements                                       20,066     15,309
                                                      --------   --------
      Total                                           $ 79,922   $ 71,801
      % of Revenues                                       36.1%      36.0%
OPERATING EARNINGS:
   U.S                                                $  8,631   $  1,836
   % of Revenues before reimbursements                     6.6%       1.6%
   International                                         1,686      3,345
   % of Revenues before reimbursements                     2.4%       4.7%
DEDUCT:
   Net corporate interest expense                         (998)    (1,527)
   Stock option expense                                   (266)        --
   Income taxes                                         (3,205)    (1,293)
                                                      --------   --------
      Net income                                      $  5,848   $  2,361
                                                      ========   ========

U.S. OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

U.S. revenues before reimbursements by market type, for the quarter ended March 31, 2006 and 2005 were as follows:

                                            Quarter ended
                                  --------------------------------
                                  March 31,   March 31,
                                     2006        2005     Variance
                                  ---------   ---------   --------
(in thousands)

Insurance companies                $ 61,515    $ 53,979    14.0%
Self-insured entities                36,841      39,340    (6.4%)
Legal settlement administration      32,750      19,188    70.7%
                                   --------    --------    ----
   Total U.S. Revenues
      before Reimbursements        $131,106    $112,507    16.5%
                                   ========    ========    ====

Revenues before reimbursements from insurance companies increased 14.0% to $61.5 million for the three months ended March 31, 2006, compared to $54.0 million for the 2005 period, due to an increase in storm-related revenues in our catastrophe, property central, and technical services units. Revenues from self-insured clients decreased 6.4% for the three months ended March 31, 2006 to $36.8 million compared to $39.3 million for the 2005 period, due primarily to a reduction in claim referrals from our existing clients, only partially offset by net new business gains. See the following analysis of U.S. cases received. Legal settlement administration revenues, including administration and inspection services, increased 70.7% to $32.7 million for the three months ended March 31, 2006, compared to $19.2 million for the 2005 period. Legal settlement administration revenues are project-based and can fluctuate significantly. However, we have a backlog of projects awarded totaling approximately $35.6 million at March 31, 2006.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. operations were $13.0 million for the quarter ended March 31, 2006, increasing from $8.6 million in the comparable 2005 period. These increases are primarily attributable to our legal settlement administration unit which had higher out-of-pocket costs in the 2006 first quarter related to noticing work performed on certain securities class action settlements.

Case Volume Analysis

Excluding the impact of legal settlement administration services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 8.0% in the first quarter of 2006 compared to the same 2005 period. This decrease was partially offset by a 12.4% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 4.4% increase in U.S. revenues before reimbursements for the first quarter of 2006, excluding revenues from legal settlement administration services. The decrease in high-frequency, low-severity claims referred from our U.S. insurance company clients and an increase in high-value commercial claims generated by the 2005 hurricanes combined to increase our average revenue per claim in the 2006 first quarter. Growth in legal settlement administration services increased U.S. revenues by 12.1% in the quarter ended March 31, 2006, compared to the same quarter in 2005.

Excluding the impact of legal settlement administration services, U.S. unit volume by major service line, as measured by cases received, for the three months ended March 31, 2006 and 2005 was as follows:

                                         Quarter ended
                               --------------------------------
                               March 31,   March 31,
                                  2006        2005     Variance
                               ---------   ---------   --------
(whole numbers)
Casualty                         47,304      47,581      (0.6%)
Property                         46,526      48,557      (4.2%)
Vehicle                          26,755      32,929     (18.7%)
Workers' Compensation            31,506      36,016     (12.5%)
Other                             5,212       5,889     (11.5%)
                                -------     -------     -----
   TOTAL U.S. CASES RECEIVED    157,303     170,972      (8.0%)
                                =======     =======     =====

Conservative underwriting by insurance companies, including increases in policy deductibles, and the absence of significant winter storm claims activity, contributed to an industry-wide decline in property and casualty claims frequency during the 2006 first quarter. The decline in vehicle claims during the quarter ended March 31, 2006 was due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. The declines in workers' compensation and casualty claims during the quarter ended March 31, 2006 were due primarily to a reduction in claims from our existing clients and reflects continued weakness in reported workplace injuries.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues before reimbursements decreased to 61.6% in the first quarter of 2006 as compared to 64.1% in the same 2005 quarter. This decrease was primarily due to the utilization of operating capacity within our field operations branches as we completed claims associated with Hurricanes Katrina, Wilma and Rita. There was an average of 4,430 full-time equivalent employees (including 238 catastrophe adjusters) in the first three months of 2006, compared to an average of 4,267 (including 188 catastrophe adjusters) in the same 2005 period.

U.S. salaries and wages totaled $66.5 million for the quarter March 31, 2006, increasing 14.7% from $58.0 million in the comparable 2005 period, primarily as a result of higher compensation associated with the increased revenues generated by our catastrophe adjusters and legal settlement administration unit. Payroll taxes and fringe benefits for U.S. operations totaled $14.3 million in the first quarter of 2006, increasing slightly from 2005 costs of $14.1 million due primarily to favorable experience in our self-insured workers' compensation program in the 2006 quarter, which substantially offset increases in other benefit costs resulting from the increase in salaries and wages.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.8% of revenues before reimbursements for the quarter ended March 31, 2006, decreasing from 34.3% for the same quarter in 2005. These decreases are primarily due to lower bad debt expense, lower automobile fleet costs, and the greater utilization of operating capacity during the 2006 first quarter resulting from the increase in revenue.

REIMBURSED EXPENSES

Reimbursed out-of-pocket expenses in our U.S. operations were $13.0 million for the quarter ended March 31, 2006, increasing from $8.6 million in the comparable 2005 period. These increases are primarily attributable to our legal settlement administration unit which had higher out-of-pocket costs in the 2006 first quarter related to noticing work performed on certain securities class action settlements.

INTERNATIONAL OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

Substantially all international revenues are derived from the insurance company market.

Revenues before reimbursements from our international operations decreased 1.8%, from $71.8 million in the first quarter of 2005 to $70.5 million in the 2006 first quarter. International unit volume, measured principally by cases received, decreased 3.4% in the quarter ended March 31, 2006, compared to the same period in 2005. Revenues per claim increased 5.9% during the quarter ended March 31, 2006, due to changes in the mix of services provided and in the rates charged for those services. Revenues before reimbursements reflect a 4.3% decrease during the quarter ended March 31, 2006 due to the negative effect of a strong U.S. dollar, primarily as compared to the British pound and the euro.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our international operations increased slightly to $7.0 million for the quarter ended March 31, 2006, from $6.7 million in the same 2005 period.

Case Volume Analysis

International unit volume by region for the quarter ended March 31, 2006 and 2005 was as follows:

                                                  Quarter ended
                                        --------------------------------
                                        March 31,   March 31,
                                           2006        2005     Variance
                                        ---------   ---------   --------
(whole numbers)
United Kingdom                            36,536      41,355     (11.7%)
Americas                                  29,750      29,381       1.3%
CEMEA                                     26,535      27,975      (5.1%)
Asia/Pacific                              15,570      13,443      15.8%
                                         -------     -------     -----
   TOTAL INTERNATIONAL CASES RECEIVED    108,391     112,154      (3.4%)
                                         =======     =======     =====

The decrease in the U.K. unit volume was due to the absence of weather-related events during the first quarter of 2006 that were present in the 2005 period. The decrease in Continental Europe, Middle East, & Africa ("CEMEA") was primarily due to reductions in automobile claims in

France and low-value property claims in Germany. The Asia/Pacific increase was primarily due to an increase in high frequency, low severity claims activity in Singapore.

COMPENSATION AND FRINGE BENEFITS

As a percentage of revenues before reimbursements, compensation expense, including related payroll taxes and fringe benefits, were 71.9% for the quarter ended March 31, 2006 compared to 70.3% for the same quarter in 2005. This increase primarily reflects a lack of storm-related claim activity in our Caribbean and Asia-Pacific regions during the 2006 quarter as compared to the 2005 period, which increased our operating capacity during the 2006 period. There was an average of 3,357 full-time equivalent employees in the first three months of 2006 compared to an average of 3,251 in the same 2005 period.

Salaries and wages of international personnel decreased to $41.4 million for the quarter ended March 31, 2006, from $42.1 million in the same 2005 quarter. Increases associated with the growth in the number of full-time equivalent employees were offset by the negative effect of a strong U.S. dollar, primarily as compared to the British pound and euro. Payroll taxes and fringe benefits for international operations totaled $9.3 million for the quarter ended March 31, 2006, compared to $8.4 million for the same period in 2005, primarily due to increased defined contribution retirement costs.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than compensation and related payroll taxes and fringe benefits were 25.7% of international revenues before reimbursements for the quarter ended March 31, 2006, up from 25.0% for the same period in 2005, primarily due to an increase in operating capacity during the 2006 period related to the decline in revenues.

REIMBURSED EXPENSES

Reimbursed out-of-pocket expenses in our international operations increased slightly to $7.0 million for the quarter ended March 31, 2006, from $6.7 million in the same 2005 period.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2006, our working capital balance (current assets less current liabilities) was $136.2 million, an increase from the December 31, 2005 balance of $125.8 million. Cash and cash equivalents totaled $50.2 million at March 31, 2006 and $49.4 million at December 31, 2005.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided from operating activities increased by $17.8 million, from cash used in operating activities of $11.8 million in the first quarter of 2005 to cash provided by operating activities of $6.0 million in the first quarter of 2006. Cash was generated in 2006 from improved collections within our legal settlement administration unit and the collection of accounts receivable generated from the hurricane-related claims administered in the 2005 fourth quarter. Income tax payments were lower in the 2006 first quarter as compared to the 2005 period due primarily to lower required estimated tax payments in the U.S.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities increased by $1.1 million, from $4.5 million in the first quarter of 2005 to $5.6 million in the first quarter of 2006. This increase was related to greater capitalization of computer software costs in the 2006 quarter.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities increased by $2.3 million, from $2.1 million used in the first quarter of 2005 to cash provided by financing activities of $157,000 in the first quarter of 2006. This increase was due to a $2.5 million increase during the 2006 first quarter in net short-term borrowings in our international operations over the level of borrowings for the same period in 2005. Cash dividends to shareholders in both the 2006 and 2005 first quarters approximated $2.9 million. As a percentage of net income, cash dividends totaled 50.3% for the 2006 first quarter, compared to 124.2% in the 2005 period.

The Board of Directors declares cash dividends to shareholders each quarter based on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, and future levels of cash generated by our operating activities.

Our senior debt and revolving credit agreement contain various provisions that limit the incurrence of certain liens, encumbrances, and disposition of assets in excess of defined amounts, none of which we expect to restrict future operations. Based on these provisions, a maximum amount of $13,942,000 of our retained earnings at March 31, 2006 is available for the payment of cash dividends to shareholders during the remainder of 2006.

During the first quarter of 2006, we did not repurchase any shares of our Class A or Class B Common Stock. As of March 31, 2006, 705,863 shares remain to be repurchased under the discretionary 1999 share repurchase program authorized by the Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

OTHER MATTERS CONCERNING LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We maintain a $70.0 million revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires in September 2010. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $13.3 million committed under the letter of credit facility, the balance of our unused line of credit totaled $24.3 million at March 31, 2006. Our short-term obligations typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of March 31, 2006 totaled $32.4 million, increasing from $28.9 million at the end of 2005. Long-term borrowings outstanding, including current installments of $6.0 million, totaled $51.8 million as of March 31, 2006, compared to $52.3 million at December 31, 2005. We have historically used the proceeds from our long-term borrowings to finance business acquisitions, primarily in our international segment. Refer to the Debt Covenants discussion under the "Factors that May Affect Future Results" section of our MD&A for further discussion and analysis of our borrowing capabilities.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at March 31, 2006 was $182.1 million, compared with $179.0 million at the end of 2005. This increase was the result of net income, partially offset by dividends paid to shareholders and net negative foreign currency translations.

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

There have been no material changes to our critical policies and estimates since December 31, 2005. For a detailed discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations' section.

NEW ACCOUNTING STANDARDS

Additional information related to new accounting standards adopted during the first quarter of 2006 is provided in Notes 2 and 5 to our condensed consolidated financial statements contained in this Form 10-Q.

We adopted Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R") and the related FASB Staff Positions on January 1, 2006. As required by the SEC's Staff Accounting Bulletin 107, we have provided all of the required disclosures of SFAS 123R in the interim period of adoption.

During the first quarter of 2006, we recognized total pre-tax compensation expense for stock-based awards in the amount of $757,000 under SFAS 123R, compared to $63,000 for the first quarter of 2005 under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25"). Included in the expense for first quarter 2006 is $266,000 for our stock option and employee stock purchase plans. These plans were not subject to expense recognition in 2005 under APB 25.

Beginning in 2005, most new awards of stock-based compensation have been granted under our executive stock bonus plan, which consists of grants of unvested performance shares and restricted shares of our Class A common stock. Awards under this plan were compensatory under APB 25, although the methods used to measure and recognize compensation costs differ somewhat from those under SFAS 123R. The adoption of SFAS 123R did not have a significant impact on compensation cost recognized for awards under our executive stock bonus plan. The increase in recognized compensation cost for these awards, $491,000 in the first quarter of 2006 compared to $63,000 in the first quarter of 2005, was primarily due to the number of awards granted in 2006 as compared to 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. The section captioned "Cautionary Statement Concerning Forward-Looking Statements" in this Form 10-Q and Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2005 discusses such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

LEGAL PROCEEDINGS

As disclosed in Note 9, "Commitments and Contingencies," to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2006 under existing earnout agreements would approximate $2.2 million through 2009, as follows: 2006 - none; 2007 - none; 2008 - $2,032,000; and 2009 - $144,000.

At March 31, 2006, we have committed $13.3 million under letters of credit to satisfy certain of our own contractual requirements. As noted below in our discussion of Debt Covenants, these letters of credit commitments are a component of our $70.0 million Amended Revolving Credit Agreement.

DEBT COVENANTS

In October 2003, we entered into a $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of March 31, 2006, there was $32.4 million outstanding on the revolving credit line, including bank overdrafts of $3.7 million, with an average variable interest rate of 6.0%. In addition, letters of credit of $13.3 million were also committed under this revolving credit line. The $50.0 million senior notes have scheduled principal repayments of approximately $5.6 million beginning

October 2006 and continuing semi-annually through 2009 with the final payment due October 2010. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and our U.S. subsidiaries have guaranteed our obligations under these agreements.

On September 30, 2005, we executed a First Amended and Restated Credit Agreement ("Amended Revolving Credit Agreement") to our existing $70.0 million Revolving Credit Agreement dated October 2003. The Amended Revolving Credit Agreement does not change the dollar amount of the credit line or interest rate terms. The expiration date is extended to September 29, 2010.

On September 30, 2005, we also executed a Waiver and Amendment (the "Amended Note Purchase Agreement") to our original Note Purchase Agreement of October 2003 involving our $50.0 million 6.08% senior notes payable. The Amended Note Purchase Agreement does not change the interest rate, payment schedule, or maturity date of the 6.08% senior notes.

Both the original Revolving Credit Agreement and the original Note Purchase Agreement contained various provisions which required us to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds.

As a result of the amended agreements, the material provisions in the original agreements were modified at September 30, 2005 as follows:

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

     5) Prior to June 30, 2006, we are allowed to sell, or sell and lease back, the real estate that comprises our corporate headquarters in Atlanta, Georgia.

We were in compliance with these debt covenants as of March 31, 2006. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for the remainder of 2006, we expect to remain in compliance with the financial covenants contained in the Amended Revolving Credit Agreement and the Amended Notes Purchase Agreement throughout 2006. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we have not entered into any off-balance sheet arrangements that could materially impact our operations, financial conditions, or cash flows.

PROPOSED LEGISLATION

We are aware of proposed U.S. legislation that may impact the Pension Benefit Guaranty Corporation ("PBGC") and the Employee Retirement Income Security Act of 1974 ("ERISA") as they relate to defined benefit pension plans in the U.S. Our frozen U.S. defined benefit pension plan is regulated by both the PBGC and ERISA. We understand that this proposed legislation, if enacted, could significantly alter future pension funding requirements and actuarial formulas used by sponsors of defined benefit pension plans that are regulated by the PBGC and ERISA. Our plan, including the related critical accounting policies and estimates, could be impacted by any such future legislation. This proposed legislation has not been finalized or enacted into law. Our defined benefit pension plans are significantly underfunded based on current long-term interest rates used to discount our pension liabilities, and any future required contributions to these plans could be substantial. The proposed U.S. legislation affecting pension plan funding could result in the need for additional cash payments by us into our U.S. defined benefit pension plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to the Company (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information on legal matters, see Note 9, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Form 10-Q which is incorporated into this Item 1 by reference.

ITEM 6. EXHIBITS

See Index to Exhibits beginning on page 37.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAWFORD & COMPANY
                                        (Registrant)


Date: May 8, 2006                       /s/ Thomas W. Crawford
                                        ----------------------------------------
                                        Thomas W. Crawford
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Director


Date: May 8, 2006                       /s/ W. Bruce Swain, Jr.
                                        ----------------------------------------
                                        W. Bruce Swain, Jr.
                                        Senior Vice President, Controller and
                                        Interim Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
No.                                 Description
-------                             -----------
3.1       Restated Articles of Incorporation of the Registrant, as
          amended April 23, 1991 (incorporated by reference to Exhibit
          4.1 to the Registrant's Form S-8 filed with the Securities and
          Exchange Commission on June 6, 2005)

3.2 Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2004)

10.1 Purchase and Sale Agreement, dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission March 28, 2006)

10.2      Terms of Employment Agreement for Jeffrey T. Bowman, dated
          February 10, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 15, 2006)

15        Letter from Ernst & Young LLP

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