Form 10-Q
period 2006-06-30
CRAWFORD & CO
filed 2006-08-09
CIK 25475

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

     for the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _____ to _____

                         COMMISSION FILE NUMBER 1-10356

                               CRAWFORD & COMPANY
             (Exact name of Registrant as specified in its charter)

                 GEORGIA                                          58-0506554
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       5620 GLENRIDGE DRIVE, N.E.                                   30342
            ATLANTA, GEORGIA                                      (Zip Code)
(Address of principal executive offices)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2006 was as follows:

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 24,783,649
                CLASS B COMMON STOCK, $1.00 PAR VALUE: 24,697,172

================================================================================

                               CRAWFORD & COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Income (unaudited)
              Six Months ended June 30, 2006 and 2005 ...................     3

           Condensed Consolidated Statements of Income (unaudited)
              Quarters ended June 30, 2006 and 2005 .....................     4

           Condensed Consolidated Balance Sheets
              June 30, 2006 (unaudited) and December 31, 2005 ...........     5

           Condensed Consolidated Statements of Cash Flows (unaudited)
              Six Months ended June 30, 2006 and 2005 ...................     7

           Notes to Condensed Consolidated Financial Statements
              (unaudited) ...............................................     8

           Report of Independent Registered Public Accounting Firm ......    23

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................    24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ...    40

Item 4.    Controls and Procedures ......................................    40

Part II. Other Information:

Item 1.    Legal Proceedings ............................................    41

Item 1.A   Risk Factors .................................................    41

Item 4.    Submission of Matters to a Vote of Security Holders ..........    41

Item 6.    Exhibits .....................................................    41

Signatures ..............................................................    42

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    SIX MONTHS ENDED
                                                                                    ------------------------------------------
                                                                                         JUNE 30,                    JUNE 30,
                                                                                           2006                        2005
                                                                                    ------------------------------------------
REVENUES:

   Revenues before reimbursements                                                        $394,209                    $370,336
   Reimbursements                                                                          37,230                      36,088

------------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                                 431,439                     406,424
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements                                       304,959                     292,254
   Reimbursements                                                                          37,230                      36,088
------------------------------------------------------------------------------------------------------------------------------
   Cost of Services                                                                       342,189                     328,342

   Selling, general, and administrative expenses                                           72,032                      67,395

   Corporate interest expense, net of interest income
        of $1,103 and $331, respectively                                                    1,592                       2,882

------------------------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                                       415,813                     398,619
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                 15,626                       7,805

PROVISION FOR INCOME TAXES                                                                  5,565                       2,763
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                $10,061                      $5,042
==============================================================================================================================

EARNINGS PER SHARE:
    Basic                                                                                   $0.20                       $0.10
    Diluted                                                                                 $0.20                       $0.10
==============================================================================================================================

AVERAGE NUMBER OF SHARES USED TO COMPUTE:
    Basic Earnings Per Share                                                               49,137                      48,878
    Diluted Earnings Per Share                                                             49,318                      49,388
==============================================================================================================================

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                                    $0.12                       $0.12
    Class B Common Stock                                                                    $0.12                       $0.12
==============================================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    QUARTER ENDED
                                                                                    ------------------------------------------
                                                                                         JUNE 30,                    JUNE 30,
                                                                                           2006                        2005
                                                                                    ------------------------------------------
REVENUES:

   Revenues before reimbursements                                                        $192,603                    $186,002
   Reimbursements                                                                          17,164                      20,779

------------------------------------------------------------------------------------------------------------------------------
           TOTAL REVENUES                                                                 209,767                     206,781
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:

   Cost of services provided, before reimbursements                                       148,483                     147,335
   Reimbursements                                                                          17,164                      20,779
------------------------------------------------------------------------------------------------------------------------------
   Cost of Services                                                                       165,647                     168,114

   Selling, general, and administrative expenses                                           36,953                      33,161

   Corporate interest expense, net of interest income
        of $772 and $149, respectively                                                        594                       1,355

------------------------------------------------------------------------------------------------------------------------------
           TOTAL COSTS AND EXPENSES                                                       203,194                     202,630
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                  6,573                       4,151

PROVISION FOR INCOME TAXES                                                                  2,360                       1,470
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                 $4,213                      $2,681
==============================================================================================================================

EARNINGS PER SHARE:
    Basic                                                                                   $0.09                       $0.05
    Diluted                                                                                 $0.09                       $0.05
==============================================================================================================================

AVERAGE NUMBER OF SHARES USED TO COMPUTE:
    Basic Earnings Per Share                                                               49,286                      48,884
    Diluted Earnings Per Share                                                             49,396                      49,391
==============================================================================================================================

CASH DIVIDENDS PER SHARE:
    Class A Common Stock                                                                    $0.06                       $0.06
    Class B Common Stock                                                                    $0.06                       $0.06
==============================================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        (UNAUDITED)                     *
                                                                                         JUNE 30,                  DECEMBER 31,
                                                                                           2006                        2005
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                              $64,980                     $49,441
   Accounts receivable, less allowance for doubtful
      accounts of $15,319 in 2006 and $21,179 in 2005                                     172,751                     163,087
   Unbilled revenues, at estimated billable amounts                                       102,388                     109,319
   Prepaid expenses and other current assets                                               18,958                      14,964
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                               359,077                     336,811
-------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                                        132,957                     150,008
   Less accumulated depreciation                                                         (99,842)                    (113,071)
-------------------------------------------------------------------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                                                          33,115                      36,937
-------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Goodwill, net                                                                          110,833                     110,035
   Capitalized software costs, net                                                         34,700                      33,068
   Deferred income tax asset, net                                                          37,976                      38,217
   Other                                                                                   16,665                      16,596
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                                 200,174                     197,916
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $592,366                    $571,664
===============================================================================================================================

* derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (IN THOUSANDS)

                                                                                        (UNAUDITED)                     *
                                                                                         JUNE 30,                  DECEMBER 31,
                                                                                           2006                        2005
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                                  $30,354                     $28,888
   Accounts payable                                                                        39,317                      42,434
   Accrued compensation and related costs                                                  42,534                      52,377
   Deposit on sale of real estate                                                           8,000                           -
   Deferred revenues                                                                       25,739                      19,608
   Self-insured risks                                                                      15,898                      17,664
   Accrued income taxes                                                                    24,479                      17,880
   Other accrued liabilities                                                               23,662                      25,670
   Current installments of long-term debt                                                  11,427                       6,441
------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                          221,410                     210,962
------------------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
   Long-term debt, less current installments                                               40,212                      45,810
   Deferred revenues                                                                       10,268                      10,409
   Self-insured risks                                                                      11,300                       9,122
   Minimum pension liabilities                                                            103,425                     101,406
   Postretirement medical benefit obligation                                                4,352                       4,569
   Other                                                                                   14,151                      10,355
------------------------------------------------------------------------------------------------------------------------------
       TOTAL NONCURRENT LIABILITIES                                                       183,708                     181,671
------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
   Class A common stock, $1.00 par value; 50,000 shares authorized; 24,675 and
      24,293 shares issued and
      outstanding in 2006 and 2005, respectively                                           24,675                      24,293
   Class B common stock, $1.00 par value;  50,000
      shares authorized; 24,697 shares issued and
      outstanding in 2006 and 2005, respectively                                           24,697                      24,697
   Additional paid-in capital                                                               8,421                       6,311
   Unearned stock-based compensation                                                            -                         (37)
   Retained earnings                                                                      205,989                     202,351
   Accumulated other comprehensive loss                                                  (76,534)                     (78,584)
------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' INVESTMENT                                                     187,248                     179,031
------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                           $592,366                    $571,664
==============================================================================================================================

* derived from the audited Consolidated Balance Sheet.

     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                                SIX-MONTH PERIOD ENDED
                                                                                    ------------------------------------------
                                                                                         JUNE 30,                    JUNE 30,
                                                                                           2006                        2005
                                                                                    ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $10,061                      $5,042
   Reconciliation of net income to net cash provided by
      operating activities:
         Depreciation and amortization                                                      9,484                       9,631
         Loss on sales of property and equipment, net                                          32                          15
         Stock-based compensation                                                           1,248                          99
         Changes in operating assets and liabilities:
            Accounts receivable, net                                                     (11,335)                       2,891
            Unbilled revenues, net                                                         10,999                       2,664
            Accrued or prepaid income taxes                                                 6,433                     (5,360)
            Accounts payable and accrued liabilities                                     (10,401)                     (1,328)
            Deferred revenues                                                               6,124                     (2,596)
            Accrued retirement costs                                                          240                     (1,745)
            Prepaid expenses and other                                                    (1,325)                     (1,416)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  21,560                       7,897
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                                  (5,651)                     (7,308)
   Proceeds from sales of property and equipment                                               99                         208
   Capitalization of computer software costs                                               (4,606)                     (2,626)
   Deposit received on sale of real estate                                                  8,000                           -
   Cash received from 2004 sale of undeveloped land                                             -                       7,562
   Other investing activities                                                                (388)                        (90)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (2,546)                     (2,254)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                          (5,900)                     (5,866)
   Proceeds from stock issued to employees under incentive plans                            1,281                         310
   Increases in short-term borrowings                                                       6,797                       2,325
   Payments on short-term borrowings                                                       (5,381)                     (1,933)
   Payments on long-term debt and capital lease obligations                                  (721)                       (975)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (3,924)                     (6,139)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                  449                         480
------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           15,539                         (16)
Cash and cash equivalents at beginning of period                                           49,441                      43,571
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $64,980                     $43,555
==============================================================================================================================


     (See accompanying notes to condensed consolidated financial statements)

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Crawford & Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the U.S. Securities and Exchange Commission's (SEC) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or other future periods.

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

With the exception of stock-based compensation related to the Company's adoption of Statement of Financial Accounting Standard ("SFAS") 123R, "Share Based Payment" ("SFAS 123R") described in Notes 2 and 6, there have been no material changes to the Company's major accounting and reporting policies as disclosed in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.   ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS 154

The Company adopted SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154") January 1, 2006. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. The adoption of SFAS 154 did not have any impact on the Company's consolidated financial

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

position, results of operations, or cash flows. SFAS 123R, which the Company also adopted January 1, 2006, contained explicit transitional guidance. Accordingly, the requirements of SFAS 154 did not apply to the Company's concurrent adoption of SFAS 123R.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and the related FASB Staff Positions, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first half of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes for the quarter and six months ended June 30, 2006 was $351,000 and $617,000 lower, respectively, and net income for the same periods was $299,000 and $539,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share ("EPS") for the six-month period ended June 30, 2006 were $.02 and $.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. For the quarter ended June 30, 2006, basic and diluted EPS were both lower by less than $.01 than if the Company had continued to account for share-based compensation under APB 25. The recognition of these additional costs under SFAS 123R is primarily related to the Company's stock option plans and employee stock purchase plans since the Company's executive stock bonus plan was already subject to expense recognition for financial reporting purposes under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) to be classified as financing cash flows. During the quarter and six-month period ended June 30, 2006, the Company had no such excess tax benefits.

The following table illustrates the effect on net income and EPS if the Company had applied the

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

fair value recognition provisions of the original SFAS 123 to all stock-based awards for all prior periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

                                                  Quarter ended   Six months ended
                                                     June 30,         June 30,
(in thousands, except earnings per share)              2005             2005
                                                  -------------   ----------------
Net income as reported                               $2,681            $5,042
Add: Stock-based compensation expense
   included in reported net income, net of tax           23                64
Less: Stock-based compensation expense using
   the fair value method, net of tax                   (391)             (737)
                                                     ------            ------
Pro forma net income                                 $2,313            $4,369
                                                     ======            ======
Earnings per share - basic:
As reported                                          $ 0.05            $ 0.10
                                                     ======            ======
Pro forma                                            $ 0.05            $ 0.09
                                                     ======            ======
Earnings per share - diluted:
As reported                                          $ 0.05            $ 0.10
                                                     ======            ======
Pro forma                                            $ 0.05            $ 0.09
                                                     ======            ======

3.   PENDING ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), is effective for fiscal years beginning after December 15, 2006. FIN 48 will be applicable to all routine and nonroutine positions for taxes accounted for under SFAS 109, "Accounting for Income Taxes," by creating a single model to address uncertainties in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 removes income taxes from the scope of SFAS 5, "Accounting for Contingencies." Due to the recent issuance of FIN 48, the Company is still evaluating the potential impact that FIN 48 will have on its consolidated financial position, results of operations, and cash flows.

For FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"), the FASB recently issued a Staff Position ("FSP"), "Determining the Variability to be Considered in Applying FIN 46-R" ("FSP FIN 46-R"). This Staff Position addresses how a company should determine the variability of expected losses and expected residual returns in applying FIN 46-R. The variability that is considered in applying FIN 46-R affects the determination of
(a) whether an entity is a variable interest entity ("VIE"), (b) which interests in the entity are variable interests, and c) which party, if any, is the primary beneficiary of the VIE.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

FSP FIN 46-R is effective for reporting periods (including interim periods) beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. The Company's adoption of FSP FIN 46-R on July 1, 2006 will not have any impact on the reporting or consolidation of entities that are currently subject to the Company's application of FIN 46-R.

4.   EARNINGS PER SHARE

Basic earnings per share ("EPS") are computed based on the weighted-average number of total common shares outstanding during the respective periods. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic EPS. Diluted EPS are computed under the "treasury stock" method based on the weighted-average number of total common shares outstanding (excluding unvested shares of restricted stock), plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the executive stock bonus plan that vest based on service conditions or on performance conditions that have been achieved.

Below is the calculation of basic and diluted EPS for the quarters and six months ended June 30, 2006 and 2005:

                                         Quarter ended        Six months ended
                                      -------------------   -------------------
                                      June 30, June 30,     June 30,   June 30,
(in thousands, except earnings          2006     2005         2006       2005
   per share)                         -------- --------     --------   --------

Net income available to common
   shareholders                        $ 4,213  $ 2,681      $10,061    $ 5,042
                                       =======  =======      =======    =======
Weighted-average common shares
   outstanding                          49,334   48,884       49,163     48,878
Less: Weighted-average unvested
   common shares outstanding                48       --           26         --
                                       -------  -------      -------    -------
Weighted-average common shares
   used to compute basic earnings
   per share                            49,286   48,884       49,137     48,878
Dilutive effects of stock-based
   compensation plans                      110      507          181        510
                                         -----    ------      -------    ------
Weighted-average common shares used
   to compute diluted earnings per
   share                                49,396   49,391       49,318     49,388
                                       =======  =======      =======    =======
Basic earnings per share               $  0.09  $  0.05      $  0.20    $  0.10
                                       =======  =======      =======    =======
Diluted earnings per share             $  0.09  $  0.05      $  0.20    $  0.10
                                       =======  =======      =======    =======

Certain stock options are antidilutive. Additional options to purchase 3,465,355 shares of the Company's Class A common stock at exercise prices ranging from $6.36 to $19.13 per share were outstanding at June 30, 2006 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additional options to purchase 25,000 shares of the Company's Class A common stock at an exercise price of $5.60 were outstanding at June 30, 2006, but were not included in the computation of diluted EPS because the options' exercise prices, when added to the average unearned compensation costs, were greater than the average market price of the common shares.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   COMPREHENSIVE INCOME

For the quarters and six months ended June 30, 2006 and 2005, comprehensive income for the Company consisted of net income and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and six months ended June 30, 2006 and 2005:

                                              Quarter ended        Six months ended
                                           -------------------   -------------------
                                           June 30,   June 30,   June 30,   June 30,
(in thousands)                               2006       2005       2006       2005
                                           --------   --------   --------   --------
Net income                                  $4,213     $2,681     $10,061    $5,042
Foreign currency translation adjustments     2,628        473       2,050     2,457
                                            ------     ------     -------    ------
Comprehensive income                        $6,841     $3,154     $12,111    $7,499
                                            ======     ======     =======    ======

6.   ACCOUNTING FOR STOCK-BASED COMPENSATION

As disclosed in Note 2, the Company adopted SFAS 123R and the related FASB Staff Positions effective January 1, 2006. SFAS 123R requires certain disclosures for annual reporting periods. However, SEC Staff Accounting Bulletin 107 requires registrants to provide these same disclosures for the interim period in which SFAS 123R was adopted, and for any subsequent interim periods in the first year of adoption.

At June 30, 2006, the Company has three types of stock-based compensation plans subject to SFAS 123R: stock option plans, an executive stock bonus plan (performance shares and restricted shares), and employee stock purchase plans. Under SFAS 123R, the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. Estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at any date equals at least the portion of the grant-date value of an award that is vested at that date. For awards granted prior to January 1, 2006 that were not previously subject to expense recognition under APB 25, compensation expense under SFAS 123R is recognized only for the portions of these awards that were unvested at the adoption of SFAS 123R. Expense for these awards is recognized ratably beginning January 1, 2006 over the remaining vesting life of each award.

The pre-tax compensation expense recognized for all plans was $491,000 and $1,248,000 for the quarter and six months ended June 30, 2006, respectively. For the same periods in 2005, pre-tax compensation expense recognized under APB 25 was $35,000 and $98,000, respectively.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $101,000 and $301,000 for the quarter and six months ended June 30, 2006, respectively. For the same periods in 2005, the total income tax benefit recognized was $13,000 and $35,000, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the United States or the applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense recognized for financial reporting purposes.

Stock Option Plans

The Company has stock option plans for key employees and directors that provide for nonqualified and incentive stock option grants. All stock options are for shares of the Company's Class A common stock. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. The Company's stock option plans are approved by shareholders, although the Company's Board of Directors is authorized to make specific grants of stock options.

Under the key employee stock option plan, incentive and nonqualified options for up to 6,250,000 shares may be granted. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Under SFAS 123R, compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For awards granted prior to the adoption of SFAS 123R, compensation expense is recognized only for the portion of the award that was unvested at the adoption of SFAS 123R on January 1, 2006. During the quarter and six months ended June 30, 2006, compensation expense of $161,000 and $351,000, respectively, was recognized for the key employee stock option plan.

Under the directors' plan, board members are granted options upon initial election to the Board and upon annual re-election to the Board. Options for up to 450,000 shares may be granted under the directors' plan. Directors' options are fully vested at grant date and have a typical life of ten years. During the quarter and six months ended June 30, 2006, compensation expense of $91,000 was recognized for directors' options under SFAS 123R.

A summary of option activity as of June 30, 2006, and changes during the quarter and six months then ended, is presented below:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                       Weighted-
                                          Weighted-     Average     Aggregate
                                           Average     Remaining    Intrinsic
                                 Shares    Exercise   Contractual     Value
                                  (000)     Price         Term        (000)
                                 ------   ---------   -----------   ---------
Outstanding at January 1, 2006    4,595      $10
   Granted                           25        6
   Exercised                         --       --
   Forfeited or expired            (154)      11
                                  -----
Outstanding at March 31, 2006     4,466        9       5.1 years      $  781
                                  -----      ===       =========      ======
   Granted                           24        6
   Exercised                        (10)       5
   Forfeited or expired            (148)       8
                                  -----
Outstanding at June 30, 2006      4,332        9       4.7 years      $1,409
                                  =====      ===       =========      ======
Vested at June 30, 2006           2,966      $11       3.9 years      $  582
                                  =====      ===       =========      ======
Exercisable at June 30, 2006      2,966      $11       3.9 years      $  582
                                  =====      ===       =========      ======

The weighted-average grant-date fair value of stock options granted during the quarter and six months ended June 30, 2006 was $6.00 and $5.80, respectively. For the same periods in 2005, the weighted-average grant-date fair value of stock options granted was $7.40 and $7.25, respectively. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2006 was $14,000. For the same periods in 2005, the total intrinsic value of stock options exercised was $3,000 and $78,000, respectively. The total fair value of stock options vesting during the quarter and six months ended June 30, 2006 was $64,000 and $764,000, respectively. For the same periods in 2005, the total fair value of stock options vesting was $142,000 and $821,000, respectively.

At June 30, 2006, there was $1,681,000 of total unrecognized compensation cost related to nonvested stock options under the key employee stock option plan. This cost is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted-average assumptions:

                                  Six Months Ended
                           -----------------------------
                           June 30, 2006   June 30, 2005
                           -------------   -------------
Expected dividend yield        3.4%            3.3%
Expected volatility             37%             34%
Risk-free interest rate        5.0%            4.1%
Expected term of options      7 years         7 years

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The expected dividend yield is based on the Company's historical dividend yield. The expected volatility of the price of the Company's Class A common stock is based on historical realized volatility. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the expected term used in the pricing formula. The expected term of the option takes into account both the contractual term of the option and the effects of expected exercise behavior.

Executive Stock Bonus Plan

Under the Company's executive stock bonus plan, the Company is authorized to issue up to 4,000,000 shares of the Company's Class A common stock. The plan has two components: the performance share component and the restricted share component.

Under the performance share component, key employees of the Company are eligible to earn shares of stock upon the achievement of certain individual and corporate objectives. Share grants are determined at the discretion of the Company's Board of Directors and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have lapsed. Dividends are not paid or accrued on unvested shares. The grant-date fair value of a performance share grant is based on the market value of the Company's Class A common stock on the date of grant, reduced for the present value of estimated dividends not received on the unvested shares during the vesting period. If the award contains a performance condition, compensation expense for each vesting tranche in the award is recognized ratably from the service inception date to the vesting date for each tranche. Otherwise, compensation expense is recognized on a straight-line basis over the requisite service period.

During 2005, a total of 130,300 performance shares were granted, 69,850 shares were earned based on achievement of 2005 performance goals, and 13,970 (20%) of those earned shares vested at the end of 2005. The remaining 2005 performance shares that were earned will vest ratably over the next four years subject only to service conditions.

In 2006, an additional 761,050 performance shares were granted, subject to the achievement of established performance goals. Some of these performance goals pertain only to 2006, while certain performance goals extend through 2010. Some of these awards also contain service conditions that must be satisfied. Based on interim achievement rates at June 30, 2006, the Company estimates that 564,000 of these performance shares will be earned. During 2006, compensation expense is being recognized for these performance shares based on the estimated achievement rates for the performance goals and on the related vesting schedules.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A summary of the status of the Company's nonvested performance shares as of June 30, 2006, and changes during the quarter and six months then ended, is presented below:

                                         Weighted-Average
                                          Grant Date Fair
                                Shares         Value
                               -------   ----------------
Nonvested at January 1, 2006    55,880         $6.38
   Granted                     761,050          5.01
   Vested                           --            --
   Forfeited                        --            --
                               -------
Nonvested at March 31, 2006    816,930          5.11
   Granted                          --            --
   Vested                           --            --
   Forfeited                    (9,380)         5.28
                               -------
Nonvested at June 30, 2006     807,550         $5.10
                               =======

The total fair value of the 13,970 performance shares vested at June 30, 2006 was $89,000. At June 30, 2005, no performance shares were vested.

Compensation expense recognized under SFAS 123R for all performance shares totaled $124,000 and $598,000 for the quarter and six months ended June 30, 2006, respectively. For the same periods in 2005, compensation expense recognized under APB 25 for all performance shares totaled $36,000 and $99,000, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of June 30, 2006, there was $2,519,000 of total unearned compensation cost related to nonvested performance shares that is expected to be recognized over a weighted-average period of 2.4 years.

Under the restricted share component, the Board of Directors may elect to issue restricted shares of stock in lieu of, or in addition to, cash bonus payments to certain key employees. Employees receiving these shares have restrictions on the ability to sell the shares. Such restrictions lapse ratably over vesting periods typically ranging from two to five years. For grants of restricted shares, vested and unvested shares issued are eligible to receive nonforfeitable dividends. The grant-date fair value of a restricted share grant is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A summary of the status of the Company's nonvested restricted shares as of June 30, 2006, and changes during the quarter then ended, is presented below:

                                           Weighted-
                                         Average Grant
                               Shares   Date Fair Value
                               ------   ---------------
Nonvested at January 1, 2006    5,000        $7.64
   Granted                     50,000         5.87
   Vested                          --           --
   Forfeited                       --           --
                               ------
Nonvested at March 31, 2006    55,000         6.03
   Granted                         --           --
   Vested                          --           --
   Forfeited                       --           --
                               ------
Nonvested at June 30, 2006     55,000        $6.03
                               ======

Compensation expense recognized for all restricted shares totaled $16,000 and $33,000, respectively, for the quarter and six months ended June 30, 2006. There were no restricted shares granted or outstanding as of June 30, 2005. As of June 30, 2006, there was $297,000 of total unearned compensation cost related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 4.5 years.

Employee Stock Purchase Plans

At June 30, 2006, the Company has two employee stock purchase plans: the U.S. Plan and the United Kingdom ("U.K.") Plan. The U.S. Plan is also available to eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands. Both plans are compensatory under SFAS 123R; neither was compensatory under APB 25.

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

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of its Class A common stock to eligible employees. Participating employees can elect each year to have up to $21,000 of their annual earnings withheld to purchase shares at the end of the one-year withholding period. The purchase price of the stock is 85% of the lesser of the closing price for a share of stock on the first day or the last day of the withholding period.

Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Since the U.S. Plan involves a look-back option, the estimate of the fair value for the share option is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of the Company's Class A common stock. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one-year option on 85% of a share of the Company's Class A common stock. This value is adjusted to reflect the effect of the dividends that the employees do not receive during the life of the share option.

At June 30, 2006, an estimated 100,000 shares can be purchased under the U.S. Plan at the end of the current withholding period for a discounted purchase price of $5.62 per share. During the quarter and six months ended June 30, 2006, compensation expense of $51,000 and $104,000, respectively, was recognized. At June 30, 2006, there was no remaining unearned compensation cost to be recognized through the end of the current withholding period which ended June 30, 2006.

Under the U.K. Plan, the Company is authorized to issue up to 1,000,000 shares of its Class A common stock. Under the U.K. Plan, eligible employees can elect to have up to L250 pounds withheld from payroll each month to purchase shares at the end of a three-year withholding period. The purchase price of a share of stock is 85% of the market price at the beginning of the withholding period. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

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

At June 30, 2006, an estimated 422,000 shares in total could be purchased under the U.K. Plan at the end of the withholding periods. These estimates are subject to change based on fluctuations in the value of the British pound against the U.S. dollar. The discounted purchase price for a share of the Company's Class A common stock under the U.K. Plan ranges from $4.56 to $5.97. For the quarter and six months ended June 30, 2006, compensation cost of $47,000 and $70,000, respectively, was recognized for the U.K. Plan. At June 30, 2006, there was an estimated $277,000 of total unrecognized compensation cost related to the U.K. Plan, which is expected to be recognized through March 2009.

During the quarter and six months ended June 30, 2006, a total of 308,708 and 308,940 shares, respectively, of Class A common stock were issued under the U.K. Plan.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEPOSIT ON SALE OF THE COMPANY'S CORPORATE HEADQUARTERS AND DEFERRED GAIN

On June 30, 2006, the Company sold the land and building utilized as its corporate headquarters in Atlanta, Georgia. These assets have a net carrying amount of $2,842,000. The base sales price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sales price is subject to upward revision depending upon the buyer's ability to subsequently redevelop the property. Also on June 30, 2006, the Company entered into a 12-month leaseback agreement for these same facilities. Prior to termination of the leaseback agreement, the Company plans to relocate its corporate headquarters to other nearby leased facilities (see Note 13).

Under SFAS 98, "Accounting for Leases," the Company deferred recognition of the gain related to this sale. Net of transaction costs, a pre-tax gain of $4,864,000 will be recognized by the Company upon the expiration or termination of the leaseback agreement, expected to be on or before June 30, 2007. The gain of $4,864,000 is based on the base sales price and does not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, the Company could ultimately realize a larger gain. The Company cannot predict the likelihood of any subsequent price revisions.

Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost. No adjustment to the carrying cost was required when this disposal group was classified as "held for sale" under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company does not own these assets at June 30, 2006. However, these assets are reported in Prepaid Expenses and Other Current Assets on the Company's Condensed Consolidated Balance Sheet at carrying cost in accordance with the provisions of SFAS 144. Pending recognition of the gain described above, the $8,000,000 received by the Company on June 30, 2006 is reported on the Company's Condensed Consolidated Balance Sheet as a deposit liability.

8.   RETIREMENT PLANS

The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a defined contribution plan. The Company's U.K. defined benefit retirement plans have also been frozen for new employees, but existing participants may still accrue additional benefits. Net periodic benefit cost related to the U.S., U.K., and Holland defined benefit pension plans for the quarters and six months ended June 30, 2006 and 2005 included the following components:

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   Quarter ended        Six months ended
                                -------------------   -------------------
                                June 30,   June 30,   June 30,   June 30,
(in thousands)                    2006       2005       2006       2005
                                --------   --------   --------   --------
Service cost                    $   660    $   515    $  1,261   $  1,029
Interest cost                     8,169      7,842      16,110     15,685
Expected return on assets        (8,774)    (8,128)    (17,252)   (16,246)
Recognized net actuarial loss     2,525      1,876       5,009      3,751
                                -------    -------    --------   --------
Net periodic benefit cost       $ 2,580    $ 2,105    $  5,128   $  4,219
                                =======    =======    ========   ========

9.   SEGMENT INFORMATION

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

Financial information for the quarters and six months ended June 30, 2006 and 2005 covering the Company's reportable segments is presented below:

                                             Quarter ended        Six months ended
                                          -------------------   -------------------
                                          June 30,   June 30,   June 30,   June 30,
(in thousands)                              2006       2005       2006       2005
                                          --------   --------   --------   --------
REVENUES:
   U.S., before reimbursements            $118,743   $114,354   $249,849   $226,861
   International, before reimbursements     73,860     71,648    144,360    143,475
                                          --------   --------   --------   --------
      Total Segment Revenues before
         Reimbursements                    192,603    186,002    394,209    370,336
   Reimbursements                           17,164     20,779     37,230     36,088
                                          --------   --------   --------   --------
      TOTAL REVENUES                      $209,767   $206,781   $431,439   $406,424
                                          ========   ========   ========   ========

SEGMENT OPERATING EARNINGS:
   U.S                                    $  4,305   $  1,810   $ 12,936   $  3,646
   International                             3,213      3,696      4,899      7,041
                                          --------   --------   --------   --------
      TOTAL SEGMENT OPERATING EARNINGS       7,518      5,506     17,835     10,687

   Deduct:
      Stock option expense                    (351)        --       (617)        --
      Net corporate interest expense          (594)    (1,355)    (1,592)    (2,882)
                                          --------   --------   --------   --------
         INCOME BEFORE INCOME TAXES       $  6,573   $  4,151   $ 15,626   $  7,805
                                          ========   ========   ========   ========

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after June 30, 2006 under existing earnout agreements would approximate $2.2 million through 2009, as follows:

2006   2007      2008        2009
----   ----   ----------   --------
 --     --    $2,094,000   $150,000

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

11.  DEBT COVENANTS

The Company's senior debt and revolving credit agreement contain various provisions that, among other things, require the Company to maintain defined leverage ratios, fixed charge coverage ratios, and minimum net worth thresholds. These provisions also limit the incurrence of certain liens, encumbrances, and disposition of assets in excess of defined amounts, none of which are expected to restrict future operations. The Company was in compliance with its debt covenants as of June 30, 2006.

On June 16, 2006, the Company executed amendments to its senior debt and revolving credit agreements. As a result of these amendments, the provisions of the original agreements were modified to alter the terms and conditions under which the Company could sell its corporate headquarters facilities in Atlanta, Georgia (see Note 7).

12.  SOUTH AFRICA BLACK ECONOMIC EMPOWERMENT AGREEMENT

The government of South Africa has adopted policies to increase black ownership of South African businesses, including foreign-owned businesses located in South Africa. This initiative is called Black Economic Empowerment. The Company's South Africa subsidiary, Crawford & Company South Africa ("Crawford SA"), entered into a Black Economic Empowerment agreement ("BEE agreement") with a black-owned entity in South Africa (the "BEE entity"). As part of this BEE agreement, Crawford SA issued 54,792 voting shares of its subsidiary stock to the BEE entity for par value of 54,792 South African Rand (approximately US $9,000). The 54,792 shares represent a 25.1% ownership interest in Crawford SA.

                               CRAWFORD & COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Prior to this transaction, Crawford SA was a wholly-owned subsidiary of the Company. This capital transaction at the subsidiary level changed the Company's ownership interest in Crawford SA by creating a 25.1% minority interest in the subsidiary. To reflect the Company's change in its ownership interest of Crawford SA and to reflect the creation of the minority interest, approximately $601,000 was charged to the Company's Retained Earnings and credited to Minority Interest on the Company's consolidated balance sheet. This amount represented 25.1% of the carrying value of the Company's investment in its South Africa subsidiary.

13.  SUBSEQUENT EVENT

Effective August 1, 2006, the Company entered into an operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia to be used as the Company's future corporate headquarters. This lease has a term of eleven years with total minimum monthly lease payments of approximately $41.5 million over the life of the lease. Additionally, the Company will be responsible for certain property operating expenses. The Company expects to occupy this office space sometime in early 2007 after the completion of leasehold improvements. Approximately $4.9 million of leasehold improvements will be provided by the lessor. Between August 1, 2006 and the occupancy date in early 2007, rental costs incurred during the leasehold improvement construction period will be charged to operating expenses as required by FASB Staff Position 13-1, "Accounting for Rental Costs Incurred during a Construction Period."

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 8, 2006

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, the outcome of our legal proceedings, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, and other risk factors in our 2005 Annual Report on Form 10-K and other documents that we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

RESULTS OF OPERATIONS

Consolidated net income was $4,213,000 and $2,681,000 for the quarters ended June 30, 2006 and 2005, respectively, and $10,061,000 and $5,042,000 for the six months ended June 30, 2006 and 2005, respectively.

With the exception of net corporate interest expense, stock option expense, and income taxes, our results of operations are discussed and analyzed by our two operating segments: U.S. Operations and International Operations. The discussion and analysis of our two operating segments follows the sections on net corporate interest expense, stock option expense and income taxes.

NET CORPORATE INTEREST EXPENSE

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Net corporate interest expense totaled $594,000 and $1.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $1.6 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. During the quarter ended June 30, 2006, we received and recognized additional interest income of $288,000 related to a tax refund claim originally settled with the IRS in June 2004.

STOCK OPTION EXPENSE

Stock option expense is mainly comprised of non-cash expenses related to historically granted stock options under our various stock option and employee stock purchase plans. Stock option expense of $351,000 and $617,000 was recognized for the 2006 second quarter and six month period, respectively, under SFAS 123R. Stock option expense for any periods in 2005 was not recognized in our Condensed Consolidated Statement of Income under the provisions of APB 25.

INCOME TAXES

Taxes on income totaled $2.4 million and $1.5 million for the quarters ended June 30, 2006 and 2005, respectively, and $5.6 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. Our consolidated effective tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various international operations, and our ability to utilize net operating loss carryforwards in certain of our international subsidiaries. Our effective tax rate for the quarters and six month periods ended June 30, 2006 and 2005 was 35.4%, excluding an adjustment of $33,000 in the second quarter of 2006 related to a tax credit refund claim originally settled in 2004 with the Internal Revenue Service.

SEGMENT OPERATING EARNINGS

Our reportable segments, U.S. Operations and International Operations, represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance.

Operating earnings, a non-GAAP (generally accepted accounting principles) financial measure, is one of the key performance measures our senior management and chief decision maker use to evaluate the performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our operating performance using the same criteria our management uses. Operating earnings excludes net corporate interest expense, stock option expense, and income taxes.

Net corporate interest, stock option expense and income taxes are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management. Stock option expense is a non-cash expense primarily related to historically issued stock options. Income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relate directly to the performance of our services, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.

In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statements of Income with no impact to our net income. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, net corporate interest expense, stock option expense, and income taxes.

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

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. and international operations, reconciled to net income, were as follows:

                                               Quarter ended        Six months ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
(in thousands)                                2006       2005       2006       2005
                                            --------   --------   --------   --------
REVENUES:
   U.S., before reimbursements              $118,743   $114,354   $249,849   $226,861
   International, before reimbursements       73,860     71,648    144,360    143,475
                                            --------   --------   --------   --------
      Total, before reimbursements           192,603    186,002    394,209    370,336
   Reimbursements                             17,164     20,779     37,230     36,088
                                            --------   --------   --------   --------
      TOTAL                                 $209,767   $206,781   $431,439   $406,424

COMPENSATION & FRINGE BENEFITS:
   U.S.                                     $ 76,447   $ 74,200   $157,215   $146,316
   % of Revenues before reimbursements          64.4%      64.9%      62.9%      64.5%
   International                              51,732     49,922    102,397    100,467
   % of Revenues before reimbursements          70.0%      69.6%      70.9%      70.0%
                                            --------   --------   --------   --------
      TOTAL                                 $128,179   $124,122   $259,612   $246,783
      % of Revenues before reimbursements       66.6%      66.7%      65.9%      66.6%

EXPENSES OTHER THAN COMPENSATION &
   FRINGE BENEFITS:
   U.S.                                     $ 37,991   $ 38,344   $ 79,698   $ 76,899
   % of Revenues before reimbursements          32.0%      33.5%      31.9%      33.9%
   International                              18,915     18,030     37,064     35,967
   % of Revenues before reimbursements          25.6%      25.2%      25.7%      25.1%
                                            --------   --------   --------   --------
      TOTAL                                 $ 56,906   $ 56,374   $116,762   $112,866
      % of Revenues before reimbursements       29.5%      30.3%      29.6%      30.5%
   Reimbursements                             17,164     20,779     37,230     36,088
                                            --------   --------   --------   --------
      TOTAL                                  $74,070    $77,153   $153,992   $148,954
   % of Revenues                                35.3%      37.3%      35.7%      36.6%

OPERATING EARNINGS:
   U.S.                                     $  4,305   $  1,810   $ 12,936   $  3,646
   % of Revenues before reimbursements           3.6%       1.6%       5.2%       1.6%
   International                               3,213      3,696      4,899      7,041
   % of Revenues before reimbursements           4.4%       5.2%       3.4%       4.9%

DEDUCT:
   Net corporate interest expense               (594)    (1,355)    (1,592)    (2,882)
   Stock option expense                         (351)        --       (617)        --
   Income taxes                               (2,360)    (1,470)    (5,565)    (2,763)
                                            --------   --------   --------   --------
      Net Income                            $  4,213   $  2,681   $ 10,061   $  5,042
                                            ========   ========   ========   ========

U.S. OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

U.S. revenues before reimbursements by market type, for the quarters and six months ended June 30, 2006 and 2005 were as follows:

                                                        Quarter ended                  Six months ended
                                               ------------------------------   ------------------------------
                                               June 30,   June 30,              June 30,   June 30,
(in thousands)                                   2006       2005     Variance     2006       2005     Variance
                                               --------   --------   --------   --------   --------   --------
Insurance companies                            $ 51,563   $ 48,215     6.9%     $113,079   $102,194     10.7%
Self-insured entities                            36,750     38,594    (4.8%)      73,591     77,934     (5.6%)
Legal settlement administration                  30,430     27,545    10.5%       63,179     46,733     35.2%
                                               --------   --------              --------   --------
   Total U.S. Revenues before Reimbursements   $118,743   $114,354     3.8%     $249,849   $226,861     10.1%
                                               ========   ========              ========   ========

Revenues before reimbursements from insurance companies increased 6.9% from the 2005 second quarter to $51.6 million in the 2006 second quarter, due to an increase in storm-related revenues from the numerous severe storms which occurred in the midwestern and northeastern U.S. These revenues increased 10.7% to $113.1 million for the six months ended June 30, 2006, compared to $102.2 million for the 2005 period due to an increase in storm-related revenues in our catastrophe, property central, and technical services units, including the completion of hurricane related claims assigned to us in 2005. Revenues from self-insured clients decreased 4.8% and 5.6% for the second quarter and six months ended June 30, 2006, respectively, to $36.8 million and $73.6 million, due primarily to a reduction in claim referrals from our existing clients, only partially offset by net new business gains. See the following analysis of U.S. cases received. Legal settlement administration revenues, including administration and inspection services, increased 10.5% and 35.2% from the 2005 second quarter and six-month period, respectively, to $30.4 million and $63.2 million in the 2006 second quarter and year-to-date period, respectively. Legal settlement administration revenues are project-based and can fluctuate significantly. However, we have a record backlog of projects awarded totaling approximately $51.2 million at June 30, 2006.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. operations were $10.7 million and $23.7 million for the quarter and six months ended June 30, 2006, respectively, declining from $13.5 million for the 2005 quarter, but increasing from $22.2 million for the six months ended June 30, 2005. The decline in the 2006 second quarter was related to our legal settlement administration unit, where the nature of the work performed in the quarter required less out-of-pocket expenditures. However, this unit's reimbursements have increased on a year-to-date basis during 2006, reflecting an overall increase in noticing work performed on certain securities class action settlements.

Case Volume Analysis

Excluding the impact of legal settlement administration services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 3.9% in the second quarter of 2006 compared to the same 2005 period. This decrease was partially offset by a 5.2% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 1.3% increase in U.S. revenues before reimbursements for the second quarter of 2006, excluding revenues from legal settlement administration services. The decrease in high-frequency, low-severity claims referred from our U.S. insurance company clients and an increase in high-value commercial claims generated by the 2005 hurricanes combined to increase our average revenue per claim in the 2006 second quarter. Growth in legal settlement administration services increased U.S.

revenues by 2.5% in the quarter ended June 30, 2006, compared to the same quarter in 2005.

For the six-month period ended June 30, 2006, U.S. unit volume decreased by 6.0% compared to the 2005 period. This decrease was offset by an 8.8% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.8% increase in U.S. revenues for the first six months of 2006, excluding revenues from legal settlement administration services. Growth in legal settlement administration services increased U.S. revenues by 7.3% in the 2006 six-month period, compared to the same period in 2005.

Excluding the impact of legal settlement administration services, U.S. unit volume by major service line, as measured by cases received, for the quarter and six months ended June 30, 2006 and 2005 was as follows:

                                        Quarter ended                  Six months ended
                               ------------------------------   ------------------------------
                               June 30,   June 30,              June 30,   June 30,
(whole numbers)                  2006       2005     Variance     2006       2005     Variance
                               --------   --------   --------   --------   --------   --------
Casualty                         44,088     46,207     (4.6%)     91,392     93,788     (2.6%)
Property                         50,712     43,495     16.6%      97,238     92,052      5.6%
Vehicle                          24,841     30,875    (19.5%)     51,596     63,804    (19.1%)
Workers' Compensation            31,568     36,984    (14.6%)     63,074     73,000    (13.6%)
Other                             5,459      5,498     (0.7%)     10,671     11,387     (6.3%)
                                -------    -------               -------    -------
   TOTAL U.S. CASES RECEIVED    156,668    163,059     (3.9%)    313,971    334,031     (6.0%)
                                =======    =======               =======    =======

The increase in property claims during the quarter and six months ended June 30, 2006 was primarily due to an influx of claims from the severe storms which occurred in the midwestern and northeastern U.S. during the 2006 second quarter. The decline in vehicle claims during the quarter and six months ended June 30, 2006 was due to a decline in referrals of high-frequency, low-severity claims from our insurance company clients. The declines in workers' compensation and casualty claims during the quarter and six months ended June 30, 2006 were due primarily to a reduction in claims from our existing clients and reflect continued weakness in reported workplace injuries.

COMPENSATION AND FRINGE BENEFITS

Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues before reimbursements decreased to 64.4% in the second quarter of 2006, compared to 64.9% in the same 2005 quarter. For the six-month period ended June 30, 2006, U.S. compensation expense as a percent of revenues before reimbursements decreased to 62.9%, compared to 64.5% in the 2005 period. These decreases were primarily due to the utilization of operating capacity within our field operation branches as we completed claims associated with Hurricanes Katrina, Wilma and Rita and processed claims in the 2006 second quarter associated with the severe storms which occurred in the midwestern and northeastern U.S. There was an average of 4,388 full-time equivalent employees (including 188 catastrophe adjusters) in the first six months of 2006, compared to an average of 4,234 (including 165 catastrophe adjusters) in the same 2005 period.

U.S. salaries and wages totaled $64.6 million and $131.1 million for the quarter and six months ended June 30, 2006, respectively, increasing 9.3% and 12.0%, from $59.1 million and $117.1 million in the comparable 2005 periods. These increases were a result of the higher compensation associated with the increased revenues generated by our catastrophe adjusters and legal settlement administration unit. Payroll taxes and fringe benefits for U.S. operations totaled $11.8 million and $26.1 million in the second quarter and first six months of 2006, respectively, decreasing 21.9% and 10.6% from 2005 costs of $15.1 million and $29.2 million for the comparable periods, primarily due to lower costs in our self-insured workers compensation and medical benefits programs.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 32.0% of revenues before reimbursements for the quarter ended June 30, 2006, down from 33.5% for the same quarter in 2005. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.9% of revenues before reimbursements for the six-month period ended June 30, 2006, down from 33.9% for the same period in 2005. These decreases were primarily due to lower office expenses and professional fees which were lower as a percentage of revenues, partially offset by higher professional indemnity self-insurance costs.

REIMBURSED EXPENSES

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. operations were $10.7 million and $23.7 million for the quarter and six months ended June 30, 2006, respectively, declining from $13.5 million for the 2005 quarter, but increasing from $22.2 million for the six months ended June 30, 2005. The decline in the 2006 second quarter was related to our legal settlement administration unit, where the nature of the work performed in the quarter required less out-of-pocket expenditures. However, this unit's reimbursements have increased on a year-to-date basis during 2006, reflecting an overall increase in noticing work performed on certain securities class action settlements.

DEPOSIT ON SALE OF THE COMPANY'S CORPORATE HEADQUARTERS AND DEFERRED GAIN

On June 30, 2006, we sold the land and building utilized as our corporate headquarters in Atlanta, Georgia. These assets have a net carrying amount of $2,842,000. The base sales price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sales price is subject to upward revision depending upon the buyer's ability to subsequently redevelop the property. Also on June 30, 2006, we entered into a 12-month leaseback agreement for these same facilities. Prior to termination of the leaseback agreement, we plan to relocate our corporate headquarters to other nearby leased facilities.

Under SFAS 98, "Accounting for Leases," we deferred recognition of the gain related to this sale. Net of transaction costs, we will recognize a pre-tax gain of $4,864,000 upon the expiration or termination of the leaseback agreement, expected to be on or before June 30, 2007. The gain of $4,864,000 is based on the base sale price and does not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, we could ultimately realize a larger gain. We cannot predict the likelihood of any subsequent price revisions.

Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost. No adjustment to the carrying cost was required when this disposal group was classified as "held for sale" under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We do not own these assets at June 30, 2006. However, these assets are reported in Prepaid Expenses and Other Current Assets on our Condensed Consolidated Balance Sheet at carrying cost in accordance with the provisions of SFAS 144. Pending recognition of the gain described above, the $8,000,000 that we received on June 30, 2006 is reported on our Condensed Consolidated Balance Sheet as a deposit liability.

INTERNATIONAL OPERATIONS

REVENUES BEFORE REIMBURSEMENTS

Substantially all international revenues are derived from the insurance company market.

Revenues before reimbursements from our international operations increased 3.1%, from $71.6 million in the second quarter of 2005 to $73.9 million in the 2006 second quarter. Revenues before reimbursements from our international operations for the first six months of 2006 totaled $144.4 million, a 0.6% increase from $143.5 million reported in the first six months of 2005. International unit volume, measured principally by cases received, increased 18.1% and 6.6% in the quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Revenues per claim decreased 12.6% and 2.6% during the quarter and six months ended June 30, 2006, respectively, due to changes in the mix of services provided and in the rates charged for those services. Revenues before reimbursements reflected a 2.4% and 3.4% decrease during the quarter and six months ended June 30, 2006, respectively, due to the negative effect of a stronger U.S. dollar, primarily as compared to the British pound and the euro.

REIMBURSEMENTS INCLUDED IN TOTAL REVENUES

Reimbursements for out-of-pocket expenses included in total revenues for our international operations decreased to $6.5 million and $13.5 million for the quarter and six months ended June 30, 2006, respectively, from $7.3 million and $13.9 million in the same 2005 periods, due primarily to the negative effect of a stronger U.S. dollar during the 2006 periods.

Case Volume Analysis

International unit volume by region for the quarters and six months ended June 30, 2006 and 2005 was as follows:

                                                 Quarter ended                  Six months ended
                                        ------------------------------   ------------------------------
                                        June 30,   June 30,              June 30,   June 30,
(whole numbers)                           2006       2005     Variance     2006       2005     Variance
                                        --------   --------   --------   --------   --------   --------
United Kingdom                            38,830    31,829      22.0%      72,393     73,184    (1.1%)
Americas                                  34,088    27,557      23.7%      66,811     56,938    17.3%
CEMEA                                     25,249    24,030       5.1%      51,784     52,005    (0.4%)
Asia/Pacific                              16,719    13,823      21.0%      32,289     27,266    18.4%
                                         -------    ------                -------    -------
   TOTAL INTERNATIONAL CASES RECEIVED    114,886    97,239      18.1%     223,277    209,393     6.6%
                                         =======    ======                =======    =======

The increase in the United Kingdom ("U.K.") unit volume was primarily due to approximately 5,600 takeover claims received during the 2006 second quarter associated with a new program. The increase in the Americas was primarily due to an increase in high-frequency, low-severity claims associated with a new client program in Brazil. The Asia/Pacific increase was due to an increase in high-frequency, low-severity claims in Australia and Singapore.

COMPENSATION AND FRINGE BENEFITS

As a percentage of revenues before reimbursements, compensation expense, including related payroll taxes and fringe benefits, was 70.0% for the quarter ended June 30, 2006 compared to 69.6% for the same quarter in 2005. For the six-month period ended June 30, 2006, compensation expense, including related payroll taxes and fringe benefits increased as a percentage of revenues before reimbursements to 70.9% from 70.0% in 2005. These increases primarily reflected an increase in operating capacity in our Canadian operations and increased staffing in our U.K. and Canadian units to handle claims expected to be received under new claims handling agreements. There was an average of 3,389 full-time equivalent employees in the first six months of 2006 compared to an average of 3,227 in the same 2005 period.

Salaries and wages of international personnel increased to $43.3 million for the quarter ended June 30, 2006, from $42.1 million in the same 2005 quarter. For the six-month periods, salaries and wages increased to $84.7 million in 2006 from $84.3 million in 2005. These increases were due to the increase in full-time equivalent employees. Payroll taxes and fringe benefits for international operations totaled $8.4 million and $17.7 million for the quarter and six months ended June 30, 2006, respectively, compared to $7.8 million and $16.2 million for the same period in 2005, primarily due to higher group benefits and defined contribution retirement costs. The increases in the 2006 periods were partially offset by the impact of a stronger U.S. dollar.

EXPENSES OTHER THAN REIMBURSEMENTS, COMPENSATION AND FRINGE BENEFITS

Expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 25.6% and 25.7% of international revenues before reimbursements for the quarter and six months ended June 30, 2006, respectively, as compared to 25.2% and 25.1% for the same periods in 2005.

REIMBURSED EXPENSES

Reimbursements for out-of-pocket expenses included in total revenues for our international operations decreased to $6.5 million and $13.5 million for the quarter and six months ended June 30, 2006, respectively, from $7.3 million and $13.9 million in the same 2005 periods, due primarily to the impact of a stronger U.S. dollar during the 2006 periods.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2006, our working capital balance (current assets less current liabilities) was $137.7 million, an increase from the December 31, 2005 balance of $125.8 million. Cash and cash equivalents totaled $65.0 million at June 30, 2006 and $49.4 million at December 31, 2005.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities increased by $13.7 million, from cash provided by operating activities of $7.9 million in the six months ended June 30, 2005 to $21.6 million in the six months ended June 30, 2006. Cash was generated in 2006 from higher net income, improved collections within our legal settlement administration unit, and the collection of accounts receivable generated from the hurricane-related claims administered in the 2005 fourth quarter. During the 2006 second quarter, we received $3.8 million, including associated interest, from the

Internal Revenue Service (IRS) related to a tax credit refund claim that was previously settled with the IRS in June 2004.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities increased by $292,000, from $2.3 million in the six months ended June 30, 2005 to $2.5 million in the six months ended June 30, 2006. This increase was related to greater capitalization of computer software costs in 2006 partially offset by lower fixed asset purchases. Cash of $8.0 million was received during the second quarter of 2006 related to the sale of our corporate headquarters. During the second quarter of 2005, we received a final payment of approximately $7.6 million related to the 2004 sale of undeveloped land.

CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities decreased by $2.2 million, from $6.1 million used in the six months ended June 30, 2005 to $3.9 million used in the six months ended June 30, 2006. This decrease in cash used was due to a $1.0 million increase during the 2006 period in net short-term borrowings in our international operations over the level of net borrowings for the same period in 2005. In addition, proceeds from stock shares issued under employee incentive plans, primarily related to the U.K. employee stock purchase plan, increased approximately $1.0 million during the 2006 period. Cash dividends to shareholders in both the 2006 and 2005 six-month periods ended June 30 approximated $5.9 million. As a percentage of net income, cash dividends totaled 58.6% for the six months ended June 30, 2006, compared to 116.3% for the same period in 2005.

Our Board of Directors makes dividend decisions each quarter based on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, and future levels of cash generated by our operating activities.

Our senior debt and revolving credit agreement contain various provisions that limit the incurrence of certain liens, encumbrances, and disposition of assets in excess of defined amounts, none of which we expect to restrict future operations. Based on these provisions, a maximum amount of $10,981,000 of our retained earnings at June 30, 2006 is available for the payment of cash dividends to shareholders during the remainder of 2006.

During the first six months of 2006, we did not repurchase any shares of our Class A or Class B Common Stock. As of June 30, 2006, 705,863 shares remain to be repurchased under the discretionary 1999 share repurchase program authorized by our Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the decline in the funded status of our defined benefit pension plans.

OTHER MATTERS CONCERNING LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We maintain a $70.0 million revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires in September 2010. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $14.6 million committed under the letter of credit facility, the balance of our unused line of credit totaled $27.9 million at June 30, 2006. Our short-term borrowings typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2006 totaled $30.4 million, increasing from $28.9 million at the end of 2005. Long-term borrowings outstanding, including current installments of $11.4 million, totaled $51.6 million as of June 30, 2006, compared to $52.3 million at December 31, 2005. We have historically used the proceeds from our long-term borrowings to finance business acquisitions, primarily in our international segment. Refer to the Debt Covenants discussion under the "Factors that May Affect Future Results" section of our MD&A for further discussion and analysis of our borrowing capabilities.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities will be sufficient to maintain our current operations for the next 12 months and foreseeable future.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign-currency-denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Shareholders' investment at June 30, 2006 was $187.2 million, compared with $179.0 million at the end of 2005. This overall increase was the result of net income, common stock issued under employee incentive plans, and net positive foreign currency translations, partially offset by dividends paid to shareholders and a charge to retained earnings related to the creation of a minority interest in our South Africa subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, we have not entered into any off-balance sheet arrangements that could materially impact our consolidated results of operations, financial conditions, or cash flows.

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

There have been no material changes to our critical accounting policies and estimates since December 31, 2005. For a detailed discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, under the heading "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations' section.

ADOPTION OF NEW ACCOUNTING STANDARDS

Additional information related to new accounting standards adopted during 2006 is provided in Notes 2 and 6 to our condensed consolidated financial statements contained in this Form 10-Q.

We adopted Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R") and the related FASB Staff Positions on January 1, 2006. As required by the SEC's Staff Accounting Bulletin 107, we have provided all of the required disclosures of SFAS 123R in the interim period of adoption, and for any subsequent interim periods in the first year of adoption.

During the quarter and six months ended June 30, 2006, we recognized total pre-tax compensation expense for stock-based awards in the amount of $491,000 and $1,248,000, respectively, under SFAS 123R compared to $35,000 and $98,000, respectively, for the same periods in 2005 under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25"). Included in expense for the quarter and six months ended June 30, 2006 is $351,000 and $617,000, respectively, for our stock option and employee stock purchase plans. These plans were not subject to expense recognition in 2005 under APB 25.

Beginning in 2005, most new awards of stock-based compensation have been granted under our executive stock bonus plan, which consists of grants of performance shares and restricted shares of our Class A common stock. Awards under this plan were compensatory under APB 25, although the methods used to measure and recognize compensation costs differed somewhat from those under SFAS 123R. The adoption of SFAS 123R did not have a significant impact on compensation cost recognized for awards under our executive stock bonus plan. The increase in recognized compensation cost for these awards, $140,000 and $631,000, respectively, for the quarter and six months ended June 30, 2006, compared to $35,000 and $98,000, respectively, for the same periods in 2005, was primarily due to the number of awards granted in 2006 as compared to 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS

Certain information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. The section captioned "Cautionary Statement Concerning Forward-Looking Statements" in this Form 10-Q and Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2005 discuss such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

LEGAL PROCEEDINGS

As disclosed in Note 10, "Commitments and Contingencies," to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters.

CONTINGENT PAYMENTS

We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after June 30, 2006 under existing earnout agreements would approximate $2.2 million through 2009, as follows: 2006 - none; 2007 - none; 2008 - $2,094,000; and 2009 - $150,000.

At June 30, 2006, we have committed $14.6 million under letters of credit to satisfy certain of our own contractual requirements. As noted below in our discussion of Debt Covenants, these letters of credit commitments are a component of our $70.0 million Amended Revolving Credit Agreement.

CONTRACTUAL OBLIGATIONS

As disclosed in Note 13 to our condensed consolidated financial statements contained in this Form 10-Q, we entered into a new operating lease on August 1, 2006 for approximately 160,000 square feet of office space in Atlanta, Georgia to be used as our future corporate headquarters. We will begin utilizing this leased space sometime in the first quarter of 2007, after construction of leasehold improvements. The minimum monthly lease payments vary over the term of the lease. The lessor will also provide a leasehold improvement allowance of approximately $4.9 million.

The impact of these minimum lease payments on our liquidity and cash flow in future periods is as follows:

                             Payments Due by Years
                 ----------------------------------------------
                            2007      2010      2013
                          through   through   through
(in thousands)    2006     2009       2012      2017     Total
                 ------   -------   -------   -------   -------
                 $1,028   $10,328   $11,204   $18,964   $41,524

DEBT COVENANTS

In October 2003, we entered into a $70.0 million revolving credit line pursuant to a revolving credit agreement (the "Revolving Credit Agreement") and issued $50.0 million in 6.08% senior notes pursuant to a notes purchase agreement (the "Notes Purchase Agreement"). As of June 30, 2006, there was $27.5 million outstanding on the revolving credit line, with an average variable interest rate of 6.06%. In addition, letters of credit of $14.6 million were also committed under this revolving credit line. Our short-term borrowings at June 30, 2006 also include $2.7 million outstanding under bank overdraft facilities. The $50.0 million senior notes have scheduled principal repayments of approximately $5.6 million beginning October 2006 and continuing semi-annually through 2009 with the final payment due October 2010. The stock of Crawford & Company International, Inc. is pledged as security under these agreements and our U.S. subsidiaries have guaranteed our obligations under these agreements.

On September 30, 2005, we executed a First Amended and Restated Credit Agreement ("Amended Revolving Credit Agreement") to our existing $70.0 million Revolving Credit Agreement dated October 2003. The Amended Revolving Credit Agreement does not change the dollar amount of the credit line or interest rate terms. The expiration date was extended to September 29, 2010. On June 16, 2006, we executed Amendment No. 1 to the Amended

Revolving Credit Agreement, which amended certain terms relating to the sale and leaseback of real estate that was used as our headquarters in Atlanta, Georgia.

On September 30, 2005, we also executed a Waiver and Amendment (the "Amended Note Purchase Agreement") to our original Note Purchase Agreement of October 2003 involving our $50.0 million 6.08% senior notes payable. The Amended Note Purchase Agreement does not change the interest rate, payment schedule, or maturity date of the 6.08% senior notes. On June 16, 2006, we executed Waiver and Amendment No. 2 to the Amended Note Purchase Agreement, which amended certain terms relating to the sale and leaseback of real estate that was used as our headquarters in Atlanta, Georgia.

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

     5) Prior to September 30, 2006, we were allowed to sell, or sell and lease back, the real estate that comprises our corporate headquarters in Atlanta, Georgia.

We were in compliance with these debt covenants as of June 30, 2006. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for the remainder of 2006, we expect to remain in compliance with the financial covenants contained in the Amended Revolving Credit Agreement and the Amended Notes Purchase Agreement throughout 2006. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

PENDING ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), is effective for fiscal years beginning after December 15, 2006. FIN 48 will be applicable to all routine and nonroutine positions for taxes accounted for under SFAS 109, "Accounting for Income Taxes," by creating a single model to address uncertainties in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 removes income taxes from the scope of SFAS 5, "Accounting for Contingencies." Due to the recent issuance of FIN 48, we are still evaluating the potential impact that FIN 48 will have on our consolidated financial position, operating results, and cash flows.

PENDING LEGISLATION

We are aware of pending U.S. legislation that impacts the Pension Benefit Guaranty Corporation ("PBGC") and the Employee Retirement Income Security Act of 1974 ("ERISA") as they relate to defined benefit pension plans in the U.S. Our frozen U.S. defined benefit pension plan ("U.S. Plan") is regulated by both the PBGC and ERISA. This legislation has been approved by Congress, but it has not been signed into law by the President. If signed into law by the President, this legislation may alter future pension funding requirements and actuarial formulas used by sponsors of defined benefit pension plans that are regulated by the PBGC and ERISA.

Under existing PBGC and ERISA regulations, our U.S. Plan is significantly underfunded based on the long-term interest rates used to discount our pension liabilities as of January 1, 2006. We are currently not required to make any contributions into our U.S. Plan during 2006. However, if the pending U.S. legislation is not signed into law by September 15, 2006, we anticipate making a discretionary $14.3 million cash contribution to our U.S. Plan during the 2006 third quarter in order to ensure it remains at an 80% funding level as measured under existing PBGC and ERISA regulations. If this contribution is made, it will not have any impact on the amount of periodic pension cost recognized in our consolidated statement of income for any period in 2006.

If the pending legislation is signed into law on or before September 15, 2006, our U.S. Plan will be more than 80% funded based on the long-term interest rates used to discount pension liabilities as contained in the pending legislation and no discretionary cash contribution is expected to be made during 2006.

We are also evaluating the impact that this pending legislation may have on our U.S. Plan subsequent to 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes since the filing of our Form 10-K for the year ended December 31, 2005.

ITEM 1. A. RISK FACTORS

There have been no significant changes for those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 2, 2006 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below. There were no shareholder proposals.

     (a) Votes regarding the election of the persons named below as Directors were as follows:

                                   For        Withheld
                                ----------   ---------
          Jesse C. Crawford     23,588,054     364,206
          Thomas W. Crawford    23,596,761     355,499
          James D. Edwards      23,704,927     247,333
          Robert T. Johnson     23,702,019     250,241
          J. Hicks Lanier       22,967,813     984,447
          Larry L. Prince       23,590,948     361,312
          Clarence H. Ridley    21,910,620   2,041,640
          P. George Benson      23,705,478     246,782
          E. Jenner Wood, III   23,673,893     278,367

     (b) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2006 were as follows:

          For           23,901,367
          Against           40,920
          Abstentions        9,973

     (c) Votes regarding an increase in the number of shares of Class A Common stock available for issuance under the Crawford & Company U.K. Sharesave Scheme by an additional 500,000 shares were as follows:

          For                21,571,691
          Against               113,717
          Abstention:            11,026
          Broker Non-votes    2,255,826

ITEM 6. EXHIBITS

See Index to Exhibits beginning on page 43.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAWFORD & COMPANY
                                        (Registrant)


Date: August 8, 2006                    /s/ Thomas W. Crawford
                                        ----------------------------------------
                                        Thomas W. Crawford
                                        President and Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Director


Date: August 8, 2006                    /s/ W. Bruce Swain, Jr.
                                        ----------------------------------------
                                        W. Bruce Swain, Jr.
                                        Senior  Vice President, Controller and
                                        Interim
                                        Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

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

10.1      Amendment to Amended and Restated Supplemental Executive Retirement
          Plan, dated April 14, 2006

10.2 Amended and Restated Purchase and Sales Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form
          8-K filed with the Securities and Exchange Commission June 16, 2006)

10.3      Amendment No. 1 to First Amended and Restated Credit Agreement
          (incorporated by reference to Exhibit 10.1 to the Registrant's Current
          Report on Form 8-K filed with the Securities and Commission June 22,
          2006)

10.4 Waiver and Amendment No. 2 to Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form
          8-K filed with the Securities and Exchange Commission June 22, 2006)

10.5      Lease Agreement (incorporated by reference to Exhibit 10.1 to the
          Registrant's Current Report on Form 8-K filed with the Securities and
          Exchange Commission August 1, 2006)

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