Form 10-Q
period 2006-09-30
CRAWFORD & CO
filed 2006-11-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer ☑  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006 was as follows:
Class A Common Stock, $1.00 par value: 25,734,821
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
September 30, 2006

PART I — Financial Information
Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	Nine months ended
	September 30,	September 30,
	2006	2005

Revenues:

Revenues before reimbursements	$591,266	$555,056
Reimbursements	62,506	57,588

Total revenues	653,772	612,644

Costs and Expenses:

Cost of services provided, before reimbursements	460,528	438,538
Reimbursements	62,506	57,588

Cost of Services	523,034	496,126

Selling, general, and administrative expenses	106,079	101,576

Corporate interest expense, net of interest income of $1,716 and $436, respectively	2,431	4,216

Total costs and expenses	631,544	601,918

Gain on disposal of business	3,069	—

Income Before Income Taxes	25,297	10,726

Provision for Income Taxes	8,988	3,797

Net Income	$16,309	$6,929

Earnings Per Share:
Basic	$0.33	$0.14
Diluted	$0.33	$0.14

Average Number of Shares Used to Compute:
Basic Earnings Per Share	49,225	48,911
Diluted Earnings Per Share	49,383	49,416

Cash Dividends Per Share:
Class A Common Stock	$0.18	$0.18
Class B Common Stock	$0.18	$0.18

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	Quarter ended
	September 30,	September 30,
	2006	2005

Revenues:

Revenues before reimbursements	$197,057	$184,720
Reimbursements	25,276	21,500

Total revenues	222,333	206,220

Costs and Expenses:

Cost of services provided, before reimbursements	155,569	146,284
Reimbursements	25,276	21,500

Cost of Services	180,845	167,784

Selling, general, and administrative expenses	34,047	34,181

Corporate interest expense, net of interest income of $613 and $193, respectively	839	1,334

Total costs and expenses	215,731	203,299

Gain on disposal of business	3,069	—

Income Before Income Taxes	9,671	2,921

Provision for Income Taxes	3,423	1,034

Net Income	$6,248	$1,887

Earnings Per Share:
Basic	$0.13	$0.04
Diluted	$0.13	$0.04

Average Number of Shares Used to Compute:
Basic Earnings Per Share	49,392	48,978
Diluted Earnings Per Share	49,566	49,462

Cash Dividends Per Share:
Class A Common Stock	$0.06	$0.06
Class B Common Stock	$0.06	$0.06

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	*
	September 30,	December 31,
	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$68,778	$49,441
Accounts receivable, less allowance for doubtful accounts of $14,501 in 2006 and $15,986 in 2005	163,975	163,087
Unbilled revenues, at estimated billable amounts	112,499	109,319
Prepaid expenses and other current assets	18,958	14,964

Total current assets	364,210	336,811

Property and Equipment:
Property and equipment, at cost	135,079	150,008
Less accumulated depreciation	(100,942)	(113,071)

Net property and equipment	34,137	36,937

Other Assets:
Goodwill, net	111,031	110,035
Capitalized software costs, net	34,764	33,068
Deferred income tax asset, net	37,979	38,217
Other	19,597	16,596

Total other assets	203,371	197,916

TOTAL ASSETS	$601,718	$571,664

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(In thousands)

	(Unaudited)	*
	September 30,	December 31,
	2006	2005

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$31,176	$28,888
Accounts payable	39,243	42,434
Accrued compensation and related costs	50,778	52,377
Deposit from sale of real estate	8,000	—
Deferred revenues	19,990	19,608
Self-insured risks	15,158	17,664
Accrued income taxes	20,848	17,880
Other accrued liabilities	25,874	25,670
Current installments of long-term debt	366	6,441

Total current liabilities	211,433	210,962

Noncurrent Liabilities:
Long-term debt to be refinanced	50,000	—
Long-term debt and capital leases, less current installments	1,143	45,810
Deferred revenues	10,217	10,409
Self-insured risks	11,184	9,122
Minimum pension liabilities	104,444	101,406
Postretirement medical benefit obligation	4,243	4,569
Other	14,265	10,355

Total noncurrent liabilities	195,496	181,671

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 24,786 and 24,293 shares issued and outstanding in 2006 and 2005, respectively	24,786	24,293
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2006 and 2005	24,697	24,697
Additional paid-in capital	9,917	6,311
Unearned stock-based compensation	—	(37)
Retained earnings	209,189	202,351
Accumulated other comprehensive loss	(73,800)	(78,584)

Total shareholders’ investment	194,789	179,031

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$601,718	$571,664

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine-month period ended
	September 30,	September 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$16,309	$6,929
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,381	14,335
Loss on sales of property and equipment, net	104	75
Stock-based compensation	2,249	181
Gain on sale of investigation services business	(3,069)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	1,790	3,858
Unbilled revenues, net	(575)	(2,771)
Accrued or prepaid income taxes	2,945	(5,369)
Accounts payable and accrued liabilities	(2,444)	(3,606)
Deferred revenues	197	(1,802)
Accrued retirement costs	1,344	386
Prepaid expenses and other	(1,661)	(990)

Net cash provided by operating activities	31,570	11,226

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(9,190)	(10,869)
Proceeds from sales of property and equipment	146	516
Capitalization of computer software costs	(7,170)	(4,796)
Proceeds from sale of corporate headquarters	8,000	—
Proceeds from disposal of investigation services business	3,000	—
Cash received from 2004 sale of undeveloped land	—	7,562
Other investing activities	(388)	(121)
Prepaid acquisition-related costs	(1,184)	—

Net cash used in investing activities	(6,786)	(7,708)

Cash Flows From Financing Activities:
Dividends paid	(8,869)	(8,805)
Proceeds from stock issued to employees under incentive plans	1,883	593
Increases in short-term borrowings	9,706	2,280
Payments on short-term borrowings	(8,235)	(3,240)
Payments on long-term debt and capital lease obligations	(840)	(1,397)

Net cash used in financing activities	(6,355)	(10,569)

Effect of exchange rate changes on cash and cash equivalents	908	(344)

Increase (decrease) in cash and cash equivalents	19,337	(7,395)
Cash and cash equivalents at beginning of period	49,441	43,571

Cash and cash equivalents at end of period	$68,778	$36,176

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the United States (“U.S.”) Securities and Exchange Commission’s (SEC) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or other future periods.
The Condensed Consolidated Balance Sheet presented herein for December 31, 2005 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
With the exception of stock-based compensation related to the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) 123R, “Share Based Payment” (“SFAS 123R”) described in Notes 2 and 6, there have been no material changes to the Company’s major accounting and reporting policies as disclosed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Adoption of New Accounting Standards
SFAS 123R
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by the original SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income for stock options and employee stock purchase plans. The Company’s executive stock bonus plan, adopted in 2005, was subject to expense recognition under APB 25, and thus compensation expense was recognized for that plan in the Company’s Consolidated Statement of Income for all reporting periods in 2005.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for prior periods have not been restated.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes for the quarter and nine months ended September 30, 2006 was $248,000 and $865,000 lower, respectively, and net income for the same periods was $233,000 and $772,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share (“EPS”) for the nine-month period ended September 30, 2006 were $0.02 lower than if the Company had continued to account for share-based compensation under APB 25. For the quarter ended September 30, 2006, basic and diluted EPS were less than $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows related to any tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) to be classified as financing cash flows. During the quarter and nine-month period ended September 30, 2006, the Company had no such excess tax benefits.
The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of the original SFAS 123 to all stock-based awards for all prior periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarter ended	Nine months ended
	September 30,	September 30,
(in thousands, except earnings per share)	2005	2005

Net income as reported	$1,887	$6,929
Add: Stock-based compensation expense included in reported net income, net of tax	53	117
Less: Stock-based compensation expense using the fair value method, net of tax	(355)	(1,092)

Pro forma net income	$1,585	$5,954

Earnings per share — basic:
As reported	$0.04	$0.14

Pro forma	$0.03	$0.12

Earnings per share — diluted:
As reported	$0.04	$0.14

Pro forma	$0.03	$0.12

SFAS 154
The Company adopted SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”) January 1, 2006. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also states that a correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction under SFAS 154 involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. The adoption of SFAS 154 did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Pending Adoption of Recently Issued Accounting Standards
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), is effective for fiscal years beginning after December 15, 2006. FIN 48 will be applicable to all routine and nonroutine positions for taxes accounted for under SFAS 109, “Accounting for Income Taxes,” by creating a single model to address uncertainties in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 removes income taxes from the scope of SFAS 5, “Accounting for Contingencies.” Due to the recent issuance of FIN 48, the Company is still evaluating the potential impact that FIN 48 may have on its consolidated financial position, results of operations, and cash flows, if any.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations, or cash flows.
SFAS 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106, and 132-R” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status that companies will report on their balance sheets under SFAS 158 will be measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis. For pension plans, the benefit obligation will be the projected benefit obligation (“PBO”). For other postretirement benefit (“OPEB”) plans, the benefit obligation will be the accumulated postretirement benefit obligation (“APBO”). For plans that are unfunded, SFAS 158 will require payments that are expected to be made over the next 12 months to be classified as a current liability. The above portions of SFAS 158 are effective December 31, 2006 for calendar-year public companies. SFAS 158 does not permit retrospective application. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the employer’s income statement. The impact of the Company’s upcoming adoption of SFAS 158 on December 31, 2006 is expected to be similar to the impact that would result if the provisions of SFAS 158 were applied by the Company at December 31, 2005 as shown below for illustration purposes:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•	Other Noncurrent Assets at December 31, 2005 would have been reduced by $1,274,000 to remove a pension-related intangible asset, and Accumulated Other Comprehensive Loss would have been increased, net of a deferred income tax benefit, by $823,000.

•	Post-retirement Medical Benefit Obligation (reported as a noncurrent liability) at December 31, 2005 would have been reduced by $1,725,000, and Accumulated Other Comprehensive Loss would have been decreased, net of deferred income tax, by $1,114,000. This $1,725,000 represented the balance of the unrecognized net gain related to the reduction in the accumulated post-retirement benefit obligation caused by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

•	$247,000 of the Post-retirement Medical Benefit Obligation (which represented the estimated benefit payments to be paid within 12 months) at December 31, 2005 would have been reclassified from Noncurrent Liabilities to Current Liabilities since this OPEB plan is unfunded.

•	Approximately $306,000 (which represented the estimated payments to be paid within 12 months for the Company’s unfunded Supplemental Executive Retirement Plan) would have been reclassified at December 31, 2005 from Noncurrent Other Liabilities to Current Other Liabilities.
Effective for years ending after December 15, 2008, SFAS 158 will eliminate a company’s ability to select a date to measure plan assets and obligations that is prior to its year-end balance sheet date. Currently, the Company uses October 1 as its annual measurement date for determining the values of plan assets and obligations for its “frozen” U.S. defined benefit pension plan.
FSP 123(R)-5 and FSP 123(R)-6
In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 125(R)-1” (“FSP 123(R)-5”), and FSP No. 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)” (“FSP 123(R)-6”). The Company has stock-based compensation plans that are subject to SFAS 123-R and other related FSPs, however the issues addressed in FSP 123(R)-5 and FSP 123(R)-6 are not expected to have an impact on the Company’s accounting and reporting for stock-based compensation.
4. Earnings Per Share
Basic earnings per share (“EPS”) are computed based on the weighted-average number of total common shares outstanding during the respective periods. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic EPS. Diluted EPS are computed under the “treasury stock” method based on the weighted-average number of total common shares outstanding (excluding unvested shares of restricted stock issued), plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the executive stock bonus plan that vest based on service conditions or on performance conditions that have been achieved.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Below is the calculation of basic and diluted EPS for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except earnings per share )	2006	2005	2006	2005

Net income available to common shareholders	$6,248	$1,887	$16,309	$6,929

Weighted-average common shares outstanding	49,447	48,978	49,261	48,911
Less: Weighted-average unvested common shares outstanding	55	—	36	—

Weighted-average common shares used to compute basic earnings per share	49,392	48,978	49,225	48,911

Dilutive effects of stock-based compensation plans	174	484	158	505

Weighted-average common shares used to compute diluted earnings per share	49,566	49,462	49,383	49,416

Basic earnings per share	$0.13	$0.04	$0.33	$0.14

Diluted earnings per share	$0.13	$0.04	$0.33	$0.14

Certain stock options are antidilutive. Additional options to purchase 2,939,155 shares of the Company’s Class A common stock at exercise prices ranging from $6.66 to $19.13 per share were outstanding at September 30, 2006 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Additional options to purchase 150,200 shares of the Company’s Class A common stock at exercise prices of $5.60 and $6.36 were outstanding at September 30, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices, when added to the average unearned compensation costs, were greater than the average market price of the common shares.
5. Comprehensive Income (Loss)
For the quarters and nine months ended September 30, 2006 and 2005, comprehensive income (loss) for the Company consisted of net income and net foreign currency translation adjustments. Below is the calculation of comprehensive income (loss) for the quarters and nine months ended September 30, 2006 and 2005:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005

Net income	$6,248	$1,887	$16,309	$6,929
Foreign currency translation adjustments, net	2,733	(3,611)	4,783	(1,154)

Comprehensive income (loss)	$8,981	$(1,724)	$21,092	$5,775

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
At September 30, 2006, the Company has three types of stock-based compensation plans subject to SFAS 123R: stock option plans, an executive stock bonus plan (performance shares and restricted shares), and employee stock purchase plans. Under SFAS 123R, the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. Estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at any date equals at least the portion of the grant-date value of an award that is vested at that date. For awards granted prior to January 1, 2006 that were not previously subject to expense recognition under APB 25, compensation expense under SFAS 123R is recognized only for the portions of these awards that were unvested at the adoption of SFAS 123R. Expense for these awards is recognized ratably beginning January 1, 2006 over the remaining vesting life of each award.
The pre-tax compensation expense recognized for all plans was $1,001,000 and $2,249,000 for the quarter and nine months ended September 30, 2006, respectively. For the same periods in 2005, pre-tax compensation expense recognized under APB 25 was $83,000 and $181,000, respectively.
The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $282,000 and $583,000 for the quarter and nine months ended September 30, 2006, respectively. For the same periods in 2005, the total income tax benefit recognized was $29,000 and $64,000, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the United States or the applicable country.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense recognized for financial reporting purposes.
Stock Option Plans
The Company has stock option plans for key employees and directors that provide for nonqualified and incentive stock option grants. All stock options are for shares of the Company’s Class A common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company’s stock option plans are approved by shareholders, although the Company’s Board of Directors is authorized to make specific grants of stock options.
Under the key employee stock option plan, incentive and nonqualified options for up to 6,250,000 shares may be granted. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Under SFAS 123R, compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For awards granted prior to the adoption of SFAS 123R, compensation expense is recognized only for the portion of the award that was unvested at the adoption of SFAS 123R on January 1, 2006. During the quarter and nine months ended September 30, 2006, compensation expense of $132,000 and $483,000, respectively, was recognized for the key employee stock option plan. After 2004, the Company granted few employee stock options.
Under the directors’ plan, board members are granted options upon initial election to the Board and upon annual re-election to the Board. Options for up to 450,000 shares may be granted under the directors’ plan. Directors’ options are fully vested at grant date and have a typical life of ten years. During the quarter and nine months ended September 30, 2006, compensation expense of $91,000 was recognized for directors’ options under SFAS 123R.
A summary of option activity as of September 30, 2006, and changes during the quarter and nine months then ended, is presented below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Weighted-Average	Aggregate Intrinsic
	Shares	Weighted-Average	Remaining	Value
	(000)	Exercise Price	Contractual Term	(000)

Outstanding at January 1, 2006	4,595	$10
Granted	25	$6
Exercised	—	—
Forfeited or expired	(154)	$11

Outstanding at March 31, 2006	4,466	$9	5.1 years	$781

Granted	24	$6
Exercised	(10)	$5
Forfeited or expired	(148)	$8

Outstanding at June 30, 2006	4,332	$9	4.7 years	$1,409

Granted	—	—
Exercised	(1)	$5
Forfeited or expired	(411)	$11

Outstanding at September 30, 2006	3,920	$9	4.7 years	$828

Vested at September 30, 2006	2,867	$10	4.1 years	$816

Exercisable at September 30, 2006	2,867	$10	4.1 years	$816
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $1.83. There were no stock options granted during the quarter ended September 30, 2006. For the quarter and nine months ended September 30, 2005, the weighted-average grant-date fair value of stock options granted was $2.46 and $2.15, respectively. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2006 was $1,000 and $15,000, respectively. For the same periods in 2005, the total intrinsic value of stock options exercised was $4,000 and $82,000, respectively. The total fair value of stock options vesting during the quarter and nine months ended September 30, 2006 was $490,000 and $1,254,000, respectively. For the same periods in 2005, the total fair value of stock options vesting was $1,070,000 and $1,891,000, respectively.
At September 30, 2006, there was $1,373,000 of unrecognized compensation cost related to nonvested stock options under the key employee stock option plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted-average assumptions:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Expected dividend yield	3.4%	4.2%
Expected volatility	37%	37%
Risk-free interest rate	5.0%	4.1%
Expected term of options	7 years	7 years
The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility of the price of the Company’s Class A common stock is based on historical realized volatility. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the expected term used in the pricing formula. The expected term of the option takes into account both the contractual term of the option and the effects of expected exercise behavior.
Executive Stock Bonus Plan
Under the Company’s executive stock bonus plan, the Company is authorized to issue up to 4,000,000 shares of the Company’s Class A common stock. The plan has two components: the performance share component and the restricted share component.
Under the performance share component, key employees of the Company are eligible to earn shares of stock upon the achievement of certain individual and corporate objectives. Share grants are determined at the discretion of the Company’s Board of Directors and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have lapsed. Dividends are not paid or accrued on unvested shares. The grant-date fair value of a performance share grant is based on the market value of the Company’s Class A common stock on the date of grant, reduced for the present value of estimated dividends not received on the unvested shares during the vesting period. If the award contains a performance condition, compensation expense for each vesting tranche in the award is recognized ratably from the service inception date to the vesting date for each tranche. Otherwise, compensation expense is recognized on a straight-line basis over the requisite service period.
During 2005, a total of 130,300 performance shares were granted, 69,850 shares were earned based on achievement of 2005 performance goals, and 13,970 (20%) of those earned shares vested at the end of 2005. The remaining 2005 performance shares that were earned will vest ratably over the next four years subject only to service conditions.
In 2006, an additional 1,061,350 performance shares were granted, subject to the achievement of established performance goals. Some of these performance goals pertain only to 2006, while certain performance goals extend through 2010. Some of these awards also contain service conditions that must be satisfied. Based on interim achievement rates at September 30, 2006, the

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company estimates that 971,364 of these performance shares will be earned. During 2006, compensation expense is being recognized for these performance shares based on the estimated achievement rates for the performance goals and on the related vesting schedules.
A summary of the status of the Company’s nonvested performance shares as of September 30, 2006, and changes during the quarter and nine months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Nonvested at January 1, 2006	55,880	$6.38
Granted	761,050	5.27
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	816,930	5.11
Granted	—	—
Vested	—	—
Forfeited	(9,380)	5.28

Nonvested at June 30, 2006	807,550	5.10
Granted	300,300	5.27
Vested	—	—
Forfeited	(2,100)	5.32

Nonvested at September 30, 2006	1,105,750	$5.10
The total fair value of the 13,970 performance shares vested at September 30, 2006 was $89,000. At September 30, 2005, no performance shares were vested.
Compensation expense recognized under SFAS 123R for all performance shares totaled $665,000 and $1,263,000 for the quarter and nine months ended September 30, 2006, respectively. For the same periods in 2005, compensation expense recognized under APB 25 for all performance shares totaled $82,000 and $181,000, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of September 30, 2006, there was an estimated $4,104,000 of unearned compensation cost for all nonvested performance shares; this cost is expected to be recognized through 2010. Of this unearned compensation cost at September 30, 2006, $147,000 is related to unvested 2005 performance shares in which the performance goal achievement rates have been determined but the remaining service vesting requirements have not been met. Unearned compensation cost of $3,957,000 is related to performance grants that vest based on the achievement of future performance goals through 2010. The estimated unearned compensation cost of $3,957,000 is based on interim assessments of expected final achievement rates for the related performance goals. The actual achievement rates for these performance goals, and the related final compensation cost, could be materially different than the interim estimates at September 30, 2006.

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
A summary of the status of the Company’s nonvested restricted shares as of September 30, 2006, and changes during the each of the first three quarters of 2006, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Nonvested at January 1, 2006	5,000	$7.64
Granted	50,000	5.87
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	55,000	6.03
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	55,000	6.03
Granted	100,000	6.15
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	155,000	$6.11

On September 19, 2006, an additional 100,000 restricted shares were approved and are included in the above table. However, the share certificates were not issued until October 2006, thus these approved restricted shares are not considered issued and outstanding at September 30, 2006 under Georgia law and are not included in Shareholders’ Investment on the Company’s condensed consolidated balance sheet at September 30, 2006. These shares have an aggregate grant-date fair value of $615,000 and will vest ratably through January 1, 2007.
Compensation expense recognized for all restricted shares, including those approved on September 19, 2006, totaled $88,000 and $121,000, respectively, for the quarter and nine months ended September 30, 2006. There were no restricted shares granted or outstanding as of September 30, 2005. As of September 30, 2006, there was $825,000 of total unearned compensation cost related to nonvested restricted shares, of which $281,000 is expected to be recognized over a weighted-average period of 4.2 years and $544,000 is expected to be fully recognized in the fourth quarter of 2006 pending the achievement of service vesting conditions.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employee Stock Purchase Plans
At September 30, 2006, the Company has two employee stock purchase plans: the U.S. Plan and the United Kingdom (“U.K.”) Plan. The U.S. Plan is also available to eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands. Both plans are compensatory under SFAS 123R; neither was compensatory under APB 25.
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
Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of its Class A common stock to eligible employees. Participating employees can elect each year to have up to $21,000 of their annual earnings withheld to purchase shares at the end of the one-year withholding period which starts July 1 and ends June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.
Since the U.S. Plan involves a look-back option, the estimate of the fair value for the share option is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of the Company’s Class A common stock. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one-year option on 85% of a share of the Company’s Class A common stock. This value is adjusted to reflect the effect of the dividends that the employees do not receive during the life of the share option.
During the quarter ended September 30, 2006, a total of 99,776 shares of the Company’s Class A common stock were issued to the Company’s employees under the 2005-2006 withholding period which started July 1, 2005 and ended June 30, 2006. At September 30, 2006, an estimated 126,000 shares will be purchased under the U.S. Plan at the end of the current withholding period (which started July 1, 2006 and ends June 30, 2007) for a discounted purchase price of $5.72 per share. During the quarter and nine months ended September 30, 2006, compensation expense of $76,000 and $180,000, respectively, was recognized. At September 30, 2006, there was estimated unearned compensation cost of $233,000 to be recognized through the end of the current withholding period which ends June 30, 2007.
Under the U.K. Plan, the Company is authorized to issue up to 1,000,000 shares of its Class A common stock. Under the U.K. Plan, eligible employees can elect to have up to £250 pounds withheld from payroll each month to purchase shares at the end of a three-year withholding period. The purchase price of a share of stock is 85% of the market price at the beginning of the

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
withholding period. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.
Under the U.K. Plan, fair value of a share option is equal to 15% (the employee discount) of the market price of a share of the Company’s Class A common stock at the beginning of the withholding period. No adjustment is made to reflect the effect of the dividends that the employees do not receive during the life of the share option since employees are credited with interest by a third party on their withholdings during the withholding period. For purposes of estimating fair value, this interest-paying feature is deemed to be materially equivalent to the foregone dividends on the underlying shares of stock.
At September 30, 2006, an estimated 395,000 shares in total will be purchased under the U.K. Plan at the end of the withholding periods. These estimates are subject to change based on fluctuations in the value of the British pound against the U.S. dollar. The discounted purchase price for a share of the Company’s Class A common stock under the U.K. Plan ranges from $5.36 to $5.97. For the quarter and nine months ended September 30, 2006, compensation cost of $41,000 and $111,000, respectively, was recognized for the U.K. Plan. At September 30, 2006, there was an estimated $252,000 of total unrecognized compensation cost related to the U.K. Plan, which is expected to be recognized through March 2009.
During the quarter and nine months ended September 30, 2006, a total of 10,451 and 319,391 shares, respectively, of Class A common stock were issued under the U.K. Plan.
7. Deposit on Sale of the Company’s Corporate Headquarters and Deferred Gain
On June 30, 2006, the Company sold the land and building utilized as its corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sale price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sale price is subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, the Company entered into a 12-month leaseback agreement for these same facilities. Prior to termination of the leaseback agreement, the Company plans to relocate its corporate headquarters to other nearby leased facilities (See Note 11).
Under SFAS 98, “Accounting for Leases,” the Company deferred recognition of the gain related to this sale. Net of transaction costs, a pre-tax gain of $4,864,000 will be recognized by the Company upon the expiration or termination of the leaseback agreement, expected to be on or before June 30, 2007. The gain of $4,864,000 is based on the base sale price and does not include any amount for the potential upward revision of the sale price. Should such revision subsequently occur, the Company could ultimately realize a larger gain. The Company cannot predict the likelihood of any subsequent price revisions.
Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost. No adjustment to the carrying cost was required when this disposal group was classified as “held for sale” under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company does not hold legal title to these assets at September 30, 2006. However,

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
these assets are reported in Prepaid Expenses and Other Current Assets on the Company’s Condensed Consolidated Balance Sheet at historical cost less accumulated depreciation in accordance with the provisions of SFAS 144. Pending recognition of the gain described above, the $8,000,000 received by the Company on June 30, 2006 is reported on the Company’s Condensed Consolidated Balance Sheet as a deposit liability.
8. Retirement Plans
The Company and its subsidiaries sponsor various defined benefit and defined contribution retirement plans covering substantially all employees. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan and replace it with a defined contribution plan. The Company’s U.K. defined benefit retirement plans have also been frozen for new employees, but existing participants may still accrue additional benefits. Net periodic benefit cost related to the U.S., U.K., and Holland defined benefit pension plans for the quarters and nine months ended September 30, 2006 and 2005 included the following components:

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005

Service cost	$630	$514	$1,891	$1,543
Interest cost	8,054	7,843	24,164	23,528
Expected return on assets	(8,551)	(8,122)	(25,803)	(24,368)
Recognized net actuarial loss	2,505	1,875	7,514	5,626

Net periodic benefit cost	$2,638	$2,110	$7,766	$6,329

9. Segment Information
The Company has two reportable segments, one which provides claims services through offices located in the United States (“U.S. Operations”) and the other which provides similar services through offices or representatives located in 62 other countries (“International Operations”). The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Inter-segment sales are not material. The Company measures segment profit based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, stock option expense, income taxes, and gain on disposal of the investigation services business.
Financial information for the quarters and nine months ended September 30, 2006 and 2005 covering the Company’s reportable segments is presented below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005

Revenues:
U.S., before reimbursements	$122,180	$114,482	$372,029	$341,343
International, before reimbursements	74,877	70,238	219,237	213,713

Total Segment Revenues before Reimbursements	197,057	184,720	591,266	555,056
Reimbursements	25,276	21,500	62,506	57,588

Total Revenues	$222,333	$206,220	$653,772	$612,644

Segment Operating Earnings:
U.S.	$3,864	$1,236	$16,800	$4,882
International	3,825	3,019	8,724	10,060

Total Segment Operating Earnings	7,689	4,255	25,524	14,942

Add/(deduct):
Gain on disposal of business	3,069	—	3,069	—
Stock option expense	(248)	—	(865)	—
Net corporate interest expense	(839)	(1,334)	(2,431)	(4,216)

Income before Income Taxes	$9,671	$2,921	$25,297	$10,726

Inter-segment revenues are not material for any period presented.
10. Commitments and Contingencies
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
The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2006 under existing earnout agreements would approximate $2.3 million through 2009, as follows:

2006	2007	2008	2009

—	—	$2,150,000	$154,000
The amounts above do not include any potential future earnout payments related to the Company’s acquisition of Specialty Liability Services Limited disclosed in Note 15 “Subsequent Events.”

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. New Operating Lease for Future Corporate Headquarters
Effective August 1, 2006, the Company entered into an operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia to be used as the Company’s future corporate headquarters. This lease has a term of eleven years with total minimum monthly lease payments of approximately $41.8 million over the life of the lease. Additionally, the Company will be responsible for certain property operating expenses. Approximately $4.9 million of leasehold improvements will be provided by the lessor.
The Company expects to occupy this office space sometime in early 2007 after the completion of leasehold improvements. During the leasehold improvement construction period between August 1, 2006 and the occupancy date in early 2007, rent expense of approximately $1.9 million will be charged to operating expenses as required by FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”
12. Debt to be Refinanced
The Company’s $50,000,000 senior notes payable and its $70,000,000 revolving line of credit with an outstanding balance of approximately $27,143,000 at September 30, 2006 will be replaced with a new credit agreement on October 31, 2006. The new credit agreement will contain new debt covenants and other operating restrictions. See Subsequent Events in Note 15.
13. South Africa Black Economic Empowerment Agreement
The government of South Africa has adopted policies to increase black ownership of South African businesses, including foreign-owned businesses located in South Africa. This initiative is called Black Economic Empowerment. The Company’s South Africa subsidiary, Crawford & Company South Africa (“Crawford SA”), entered into a Black Economic Empowerment agreement (“BEE agreement”) with a black-owned entity in South Africa (the “BEE entity”). A part of this BEE agreement, Crawford SA issued 54,792 voting shares of its subsidiary stock to the BEE entity for par value of 54,792 South African Rand (approximately U.S. $9,000). The 54,792 shares represent a 25.1% ownership interest in Crawford SA.
Prior to this transaction, Crawford SA was a wholly-owned subsidiary of the Company. This capital transaction at the subsidiary level changed the Company’s ownership interest in Crawford SA by creating a 25.1% minority interest in the subsidiary. To reflect the Company’s change in its ownership interest of Crawford SA and to reflect the creation of the minority interest, approximately $601,000 was charged to the Company’s Retained Earnings and credited to Minority Interest on the Company’s consolidated balance sheet. This amount represented 25.1% of the carrying value of the Company’s investment in its South Africa subsidiary.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Sale of Investigation Services Business
On September 29, 2006, the Company sold the operating assets of its U.S. investigation services unit (the “disposed business”) to MJM Investigations, Inc. (“MJM”) for $3.0 million in cash at closing and a non interest-bearing note receivable of $2.0 million. The disposed business met the definition of a business under Emerging Issues Task Force (“EITF”) 98-3, “Determining Whether a Transaction Is an Exchange of Similar Productive Assets or a Business Combination.” The Company recognized a net pre-tax gain of $3,069,000 on the transaction. The $2.0 million note receivable is due as follows: $1.0 million on or before September 29, 2010 and $1.0 million on or before September 29, 2013. The net book value of the disposal group of assets associated with this transaction totaled $473,000. In addition, goodwill of $526,000 was derecognized from the balance sheet of the Company’s U.S. reporting unit. Since the note receivable does not bear interest, the Company discounted the note receivable and the gain on the sale transaction by $692,000. Interest income will be recognized over the life of the note receivable using the effective interest method. In addition, employee retention and vehicle lease termination costs totaling $240,000 were incurred by the Company related to this sale transaction.
Also on September 29, 2006, the Company entered into a long-term agreement with MJM to refer certain of the Company’s clients exclusively to MJM for surveillance and investigative services. Under the agreement, the Company will receive compensation from MJM for these referrals. Due to the significance of this agreement in relationship to the disposed business, the Company has not reported the disposed business as discontinued operations in its consolidated financial statements.
15. Subsequent Events
Acquisition of Specialty Liability Services Limited
On August 16, 2006, the Company’s United Kingdom subsidiary acquired all of the outstanding stock of Specialty Liability Services Limited (“SLS”) for approximately $7.9 million cash. Since SLS was acquired by one of the Company’s international subsidiaries that consolidates its financial statements on a two month reporting lag, the acquisition of SLS is not reflected in the Company’s condensed consolidated financial statements as of September 30, 2006. SLS is a specialist liability adjusting and claims handling company with operations in the United Kingdom. Depending on future earnings targets over the next three years, additional payments of up to £2.4 million (British pounds) may be made to the sellers of SLS. Based on recent conversion rates between the U.S. dollar and British pound, £2.4 million is approximately $4.6 million.
Acquisition of e-Triage.com, Inc.
On October 30, 2006, the Company purchased all of the outstanding stock of e-Triage.com, Inc. (“e-Triage”). The purchase price was composed of $3,500,000 cash paid at closing and 842,815 restricted shares of the Company’s Class A common stock valued at $5,163,000. These shares of stock have restrictions on the sellers’ ability to sell, convey, or assign the shares. These

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
restrictions lapse over the 18-month period subsequent to October 30, 2006. The primary assets of e-Triage are a proprietary database and a software application used in the management of disability claims. The Company plans to integrate these assets into its existing operations as well as sell licensing agreements for these products to third parties.
Completion of Acquisition of Broadspire Management Services, Inc.
On October 31, 2006, the Company completed the acquisition of Broadspire Management Services, Inc. (“Broadspire”) pursuant to a Stock Purchase Agreement dated August 18, 2006 (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company purchased all of the outstanding capital stock of Broadspire from Platinum Equity, LLC. As a result of the acquisition, Broadspire became a wholly-owned subsidiary of the Company. Broadspire is a third-party administrator offering a comprehensive integrated platform of casualty claim and medical management services.
The aggregate purchase price paid by the Company pursuant to the Stock Purchase Agreement, exclusive of certain transaction costs and expenses, was approximately $150 million, all of which was borrowed under the New Credit Agreement described below. The Company is currently in the process of determining the fair value of the assets purchased and liabilities assumed for Broadspire. However, a significant amount of the $150 million paid for Broadspire will be assigned to goodwill and separately identifiable intangible assets. Under the purchase method of accounting for a business combination, the Company will begin recording the operating activities of Broadspire in its consolidated financial statements for periods after October 31, 2006.
On or before January 16, 2007, the Company will file the required audited financial statements of Broadspire and the proforma financial statements of Broadspire and Crawford & Company with the Securities and Exchange Commission on an amended Form 8-K Current Report.
New Credit Agreement
On October 31, 2006, the Company entered into a new secured credit agreement (the “New Credit Agreement”) with a syndication of lenders. The New Credit Agreement provides for a maximum available borrowing capacity of $310.0 million, comprised of (i) a term loan facility in the principal amount of $210.0 million and (ii) a revolving credit facility in the principal amount of $100.0 million with a swingline subfacility, a letter of credit subfacility, and a foreign currency sublimit. The term loan facility has an interest rate of LIBOR plus 2.50%, which was 7.86% as of October 31, 2006. The revolving credit facility has variable interest rates based on LIBOR and other factors set by the lenders. At October 31, 2006, the weighted-average rate on the revolving credit facility was 7.68%.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The new term loan requires minimum repayments of $525,000 at the end of each calendar quarter beginning December 31, 2006 and continuing for the subsequent 27 quarters with a final balloon payment due on October 30, 2013. Outstanding borrowings under the revolving credit facility are due in full on October 30, 2011. Interest is payable quarterly. Additionally, beginning March 31, 2008, the Company may be required to make additional annual repayments on both the term loan and the revolving credit facility if the Company generates excess cash flows and meets certain leverage ratios as defined in the New Credit Agreement.
Each of the direct and indirect domestic subsidiaries of the Company, including Broadspire and its domestic subsidiaries, guaranteed the obligations of the Company under the New Credit Agreement. The Company’s obligations under the New Credit Agreement and the subsidiary guarantors’ obligations are secured by a pledge of all of their respective personal property and mortgages over certain of their owned and leased properties.
The New Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. In addition, the New Credit Agreement requires the Company to meet certain financial tests.
Under the New Credit Agreement, the Company and its consolidated subsidiaries (including Broadspire) must maintain a maximum leverage ratio of no more than (i) 4.25 to 1.00 through the third quarter of 2007, (ii) 3.00 to 1.00 from and including the fourth quarter of 2007 through the third quarter of 2008, and (iii) 2.50 to 1.00 from and after the fourth quarter of 2008.
Under the New Credit Agreement, the fixed charge coverage ratio of the Company and its consolidated subsidiaries (including Broadspire) must not exceed (i) 1.25 to 1.00 through the end of 2006, (ii) 1.35 to 1.00 for the first three quarters of 2007, and (iii) 1.50 to 1.00 from and after the fourth quarter of 2007.
The New Credit Agreement also provides for the Company and its consolidated subsidiaries (including Broadspire) to maintain a net worth of at least the sum of (i) $150,000,000 plus (ii) 50% of the cumulative net income of the Company and its consolidated subsidiaries after the third quarter of 2006 plus (iii) any net proceeds from any underwritten public offering of any capital stock of the Company.
The covenants in the New Credit Agreement also place certain restrictions on the Company’s ability to pay dividends to shareholders, including a $12.5 million limit on dividend payments in any 12-month period.
In the event of a default by the Company under the New Credit Agreement, the lenders may terminate the commitments under the agreement and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the commitments are automatically terminated and the amounts outstanding become payable immediately.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On October 31, 2006, approximately $236.6 million was borrowed under the New Credit Agreement, of which approximately $76.6 million was used to repay and terminate existing debt as discussed below. In addition, commitments under letters of credit totaling approximately $21.1 million were made under the letters of credit subfacility of the New Credit Agreement.
Repayment and Termination of Existing Debt Agreements
Simultaneously with entering into the New Credit Agreement discussed above, the Company terminated its First Amended and Restated Credit Agreement dated September 30, 2005, as amended, referred to as the “$70 million revolving credit line.” In connection with this termination, the Company repaid all amounts outstanding on October 31, 2006 under the prior revolving credit line, including approximately $26.5 million in outstanding indebtedness plus related fees and expenses of approximately $22,000. The total amount outstanding under this line of credit reported on the company’s Condensed Consolidated Balance Sheet at September 30, 2006 was $27,350,000, including accrued interest payable.
Simultaneously with entering into the New Credit Agreement discussed above, the Company also terminated and repaid its Note Purchase Agreement dated September 30, 2003, as amended, referred to as the “$50 million term note payable.” In connection with this termination, the Company repaid all outstanding indebtedness and accrued interest on October 31, 2006 under the Note Purchase Agreement totaling approximately $50.1 million. The Company also incurred and expensed prepayment penalties of $756,000 in connection with this early termination on October 31, 2006.
As a result of the early terminations of the debt agreements described above, related unamortized loan costs of approximately $608,000 were expensed on October 31, 2006.
Restructuring Activities
Related to the acquisition and integration of Broadspire, the Company has begun to develop a plan to restructure certain of its operations within its existing U.S. operating segment. As a result, the Company expects to incur costs related to employee severance payments as well as costs related to closures of some existing leased branch office facilities. The Company has begun notifying impacted employees and lessors, and the Company expects this process to continue until late 2006 or early 2007. At this time, the Company expects these restructuring expenses to total between $2.8 million and $3.4 million, before any related income tax benefits. These restructuring expenses are expected to be recognized for financial reporting purposes during the quarter ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
November 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). We desire to take advantage of the “safe harbor” provisions of the 1995 Act. The 1995 Act provides a “safe harbor” for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected.
Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in revenues or expenses. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.
Additional written and oral forward-looking statements may be made by us from time to time in information provided to the Securities and Exchange Commission, press releases, our website, or otherwise.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, the outcome of our legal proceedings, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, our integration of Broadspire Management Services Inc. (“Broadspire”), and other risk factors covered or discussed in our 2005 Annual Report on Form 10-K and other documents that we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.
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
Business Overview
Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 offices in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action and warranty inspections, and risk management information services. Our shares are traded on the New York Stock Exchange under the symbols CRDA and CRDB.
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
The claims management services market, both in the United States (“U.S.”) and internationally, is highly competitive and comprised of a large number of companies of varying size and scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by the insurance underwriting cycle, weather-related events, general economic activity, and overall employment levels and associated workplace injury rates. Accordingly, we cannot predict case volumes which may be referred to us in the future.
We generally earn our revenues on an individual fee-per-claim basis. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain at least our existing share of the overall claims services market. During a hard insurance underwriting market, as we experienced following the September 11, 2001 terrorist attacks, insurance companies became very selective in the risks they underwrite, and insurance premiums and policy deductibles increased, sometimes quite dramatically. This resulted in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.
Results of Operations
Consolidated net income was $6,248,000 and $1,887,000 for the quarters ended September 30, 2006 and 2005, respectively, and $16,309,000 and $6,929,000 for the nine months ended September 30, 2006 and 2005, respectively.
With the exception of net corporate interest expense, stock option expense, income taxes, and gain on the disposal of business (our Investigation Services business), our results of operations are discussed and analyzed by our two operating segments: U.S. Operations and International Operations. The discussion and analysis of our two operating segments follows the sections on net corporate interest expense, stock option expense, income taxes, and gain on disposal of business (our Investigation Services business).
Net Corporate Interest Expense
Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $1,452,000 and $1,527,000 for the quarters ended September 30, 2006 and 2005, respectively, and $4,147,000 and $4,652,000 for the nine months ended September 30, 2006 and 2005, respectively. Corporate interest income totaled $613,000 and $193,000 for the quarters ended September 30, 2006 and 2005, respectively, and $1,716,000 and $436,000 for the nine months ended September 30, 2006, and 2005, respectively. During the nine months ended September 30, 2006, we received and recognized additional interest income of $288,000 related to a tax refund claim originally settled with the Internal Revenue Service (“IRS”) in June 2004.
Stock Option Expense
Stock option expense is mainly comprised of non-cash expenses related to historically granted stock options under our various stock option and employee stock purchase plans. Stock option expense of $248,000 and $865,000 was recognized under SFAS 123R for the quarter and nine-month period ended September 30, 2006, respectively. Stock option expense for any period in 2005 was not recognized in our Statement of Income under the provisions of APB 25.
Income Taxes
Taxes on income totaled $3.4 million and $1.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $9.0 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively. Our consolidated effective tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various international operations, and our ability to utilize net operating loss carryforwards in certain of our international subsidiaries. Our effective tax rate for the quarters and nine-month periods ended September 30, 2006 and 2005 was 35.4%, excluding an adjustment of $33,000 in the nine-month period ended September 30, 2006 related to a tax credit refund claim originally settled in 2004 with the IRS.
Gain on Disposal of Investigation Services Business
As disclosed in Note 14 to the accompanying condensed consolidated financial statements, we sold the operating assets of our investigation services business to MJM Investigations, Inc. (“MJM”) on September 29, 2006, resulting in a pre-tax gain of $3,069,000 for the quarter ending September 30, 2006. As part of this sale transaction, approximately 110 of our employees were terminated by us and offered employment with MJM.
Also on September 29, 2006, we entered into a long-term agreement with MJM to refer our clients to MJM for surveillance and investigative services. Our arrangement with MJM will enhance our ability to provide our clients with investigative services through increased coverage. MJM has representation in 90 countries and 500 employees covering the U.S. Under the agreement, we will receive compensation from MJM for these referrals. Due to the significance of this agreement in relationship to the disposed business unit, we have not reported the disposed business unit as discontinued operations in accordance with generally accepted accounting principles (“GAAP”).
Deposit on Sale of the Company’s Corporate Headquarters and Deferred Gain
As disclosed in Note 7 to the accompanying condensed consolidated financial statements, on June 30, 2006, we sold the land and building utilized as our corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sale price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sale price is subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, we entered into a 12-month leaseback agreement for these same facilities. Under SFAS 98, “Accounting for Leases,” we deferred recognition of the gain related to this sale. Net of transaction costs, we will recognize a pre-tax gain of $4,864,000 upon the expiration or termination of the leaseback agreement, expected to be on or before June 30, 2007. The gain of $4,864,000 is based on the base sale price and does not include any amount for the potential upward revision of the sale price. Should such revision subsequently occur, we could ultimately realize a larger gain. We cannot predict the likelihood of any subsequent price revisions.
During the first half of 2007, we plan to relocate our corporate headquarters to a nearby leased facility, as disclosed in Note 11 to the accompanying condensed consolidated financial statements.
SEGMENT OPERATING EARNINGS
Our operating segments, U.S. Operations and International Operations, represent components of our business for which separate financial information is available that is evaluated regularly by our chief decision maker in deciding how to allocate resources and in assessing performance.

Operating earnings, a non-GAAP financial measure, is one of the key performance measures our senior management and chief decision maker use to evaluate the performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate our operating performance using the same criteria our management uses. Operating earnings excludes net corporate interest expense, stock option expense, income taxes, and the gain on disposal of our investigation services business.
Net corporate interest expense, stock option expense, and income taxes are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management. Stock option expense is a non-cash expense primarily related to historically issued stock options. Income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relate directly to the performance of our services, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis. The gain on the disposal of our investigation services business is a nonrecurring transaction.
In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are subsequently reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other with no impact to our net income or operating earnings. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, net corporate interest expense, stock option expense, and income taxes.
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
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. and international operations, reconciled to net income, were as follows:

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005

Revenues:
U.S., before reimbursements	$122,180	$114,482	$372,029	$341,343
International, before reimbursements	74,877	70,238	219,237	213,713

Total, before reimbursements	197,057	184,720	591,266	555,056
Reimbursements	25,276	21,500	62,506	57,588

Total	$222,333	$206,220	$653,772	$612,644

Compensation & Fringe Benefits:
U.S.	$79,344	$72,552	$236,559	$218,868
% of Revenues before reimbursements	64.9%	63.4%	63.6%	64.1%
International	52,593	48,547	154,990	149,014
% of Revenues before reimbursements	70.2%	69.1%	70.7%	69.7%

Total	$131,937	$121,099	$391,549	$367,882
% of Revenues before reimbursements	67.0%	65.6%	66.2%	66.3%

Expenses Other than Compensation & Fringe Benefits:
U.S.	$38,972	$40,694	$118,670	$117,593
% of Revenues before reimbursements	31.9%	35.5%	31.9%	34.5%
International	18,459	18,672	55,523	54,639
% of Revenues before reimbursements	24.7%	26.6%	25.3%	25.6%

Total	$57,431	$59,366	$174,193	$172,232
% of Revenues before reimbursements	29.1%	32.1%	29.5%	31.0%
Reimbursements	25,276	21,500	62,506	57,588

Total	$82,707	$80,866	$236,699	$229,820
% of Revenues	37.2%	39.2%	36.2%	37.5%

Operating Earnings:
U.S.	$3,864	$1,236	$16,800	$4,882
% of Revenues before reimbursements	3.2%	1.1%	4.5%	1.4%
International	3,825	3,019	8,724	10,060
% of Revenues before reimbursements	5.1%	4.3%	4.0%	4.7%

Add/(deduct):
Gain on disposal of business	3,069	—	3,069	—
Net corporate interest expense	(839)	(1,334)	(2,431)	(4,216)
Stock option expense	(248)	—	(865)	—
Income taxes	(3,423)	(1,034)	(8,988)	(3,797)

Net Income	$6,248	$1,887	$16,309	$6,929

Inter-segment revenues and expenses are not material.

U.S. OPERATIONS
Overview
Our U.S. operations continued to benefit from the strong performance of our legal settlement administration unit and the ongoing improvement in our core U.S. property and casualty unit. Overall, our U.S. operating margin improved by 2.1% in the quarter, from 1.1% in the 2005 third quarter to 3.2% in the current quarter. We are in the process of turning around our integrated services unit, which serves the self-insured market in the U.S. We believe this turnaround will be accelerated by our acquisition of Broadspire. See subsequent discussion under the section “Factors That May Affect Future Results.”
Revenues before Reimbursements
U.S. revenues before reimbursements by market type, for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

	Quarter ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(in thousands)	2006	2005	Variance	2006	2005	Variance

Insurance companies	$52,118	$50,291	3.6%	$165,197	$152,259	8.5%
Self-insured entities	35,699	37,562	(5.0%)	109,290	115,722	(5.6%)
Legal settlement administration	34,363	26,629	29.0%	97,542	73,362	33.0%

Total U.S. Revenues before Reimbursements	$122,180	$114,482	6.7%	$372,029	$341,343	9.0%

Revenues before reimbursements from insurance companies increased 3.6% from $50.3 million in the 2005 third quarter to $52.1 million in the 2006 third quarter, due in part to an $800,000 increase in revenues generated by our catastrophe adjusters, which grew from $4.5 million in the 2005 third quarter to $5.3 million in the 2006 quarter. Year-to-date, revenues before reimbursements from insurance companies increased 8.5% to $165.2 million in 2006 from $152.3 million in 2005 due to an increase in storm-related revenues in our catastrophe, property central, and technical services units, including the completion of hurricane-related claims assigned to us in 2005. Year-to-date revenues generated by our catastrophe adjusters grew 52.7%, from $14.6 million in 2005 to $22.3 million in 2006. Revenues from self-insured clients decreased 5.0% and 5.6% for the third quarter and nine months ended September 30, 2006, respectively, due primarily to a reduction in claim referrals from our existing clients, only partially offset by claim referrals from new clients. See the following analysis of U.S. cases received. Legal settlement administration revenues, including administration and inspection services, increased 29.0% and 33.0% from the 2005 third quarter and nine-month period, respectively. Legal settlement administration revenues are project-based and can fluctuate significantly. However, at September 30, 2006 we have a backlog of projects awarded totaling approximately $43.3 million.

Reimbursements included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. operations were $18.0 million and $41.7 million for the quarter and nine months ended September 30, 2006, respectively, increasing from $14.2 million and $36.4 million for the 2005 quarter and nine-month period, respectively. These increases in the 2006 periods were related to our legal settlement administration unit, where the nature and volume of the work performed in 2006 on certain securities class actions settlements required more reimbursable out-of-pocket expenditures.
Case Volume Analysis
Excluding the impact of legal settlement administration services, which has project-based revenues that are not denominated by individual cases, U.S. unit volume, measured principally by cases received, decreased 13.1% in the third quarter of 2006 compared to the same 2005 quarter. This decrease was substantially offset by a 13.0% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 0.1% decrease in U.S. revenues before reimbursements for the third quarter of 2006, excluding revenues from legal settlement administration services. The decrease in high-frequency, low-severity claims referred from our U.S. insurance company clients increased our average revenue per claim in the 2006 third quarter. Growth in legal settlement administration services increased U.S. revenues by 6.8% for the quarter ended September 30, 2006, compared to the same quarter in 2005.
For the nine-month period ended September 30, 2006, U.S. unit volume decreased by 8.5% compared to the same 2005 period. This unit volume decrease was offset by a 10.4% revenue increase from changes in the mix of services provided and in the rates charged for those services, resulting in a net 1.9% increase in U.S. revenues for the first nine months of 2006, excluding revenues from legal settlement administration services. Growth in legal settlement administration services increased U.S. revenues by 7.1% in the 2006 nine-month period, compared to the same period in 2005.
Excluding the impact of legal settlement administration services, U.S. unit volume by major service line, as measured by cases received, for the quarter and nine months ended September 30, 2006 and 2005 was as follows:

	Quarter ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2006	2005	Variance	2006	2005	Variance

Casualty	46,587	48,111	(3.2%)	137,979	141,899	(2.8%)
Property	50,801	58,228	(12.8%)	148,039	150,280	(1.5%)
Vehicle	24,020	32,186	(25.4%)	75,616	95,990	(21.2%)
Workers’ Compensation	28,803	35,716	(19.4%)	91,877	108,716	(15.5%)
Other	5,586	4,982	12.1%	16,257	16,369	(0.7%)

Total U.S. Cases Received	155,797	179,223	(13.1%)	469,768	513,254	(8.5%)

The number of property claims in the 2005 third quarter was higher than the 2006 third quarter primarily due to the surge in catastrophe-related claims referred in last year’s third quarter related to hurricanes Katrina and Rita. There was no such referral of claims in the 2006 quarter due to the relative lack of catastrophic storm activity. While there was a significant influx of hurricane-related claims referred to us in the 2005 third quarter, the revenues associated with those claims were not generated until beginning in the 2005 fourth quarter. For the year-to-date 2006 period, the decrease in property claims during the third quarter of 2006 described above was partially offset by the increase in the 2006 second quarter caused by increased claims from severe storms in the midwestern and northeastern sections of the U.S. The declines in vehicle claims during the 2006 periods were due to an ongoing decline in referrals of high-frequency, low-severity claims from our insurance company clients. The declines in workers’ compensation and casualty claims during the 2006 periods were primarily due to an ongoing reduction in claims from our existing clients and reflected continued weakness in reported workplace injuries.
Compensation and Fringe Benefits
Our most significant expense is the compensation of employees, including related payroll taxes and fringe benefits. U.S. compensation expense as a percent of revenues before reimbursements increased to 64.9% in the third quarter of 2006, compared to 63.4% in the same 2005 quarter. This increase in the 2006 third quarter primarily reflected an increase in operating capacity within our U.S. field operations and an increase in incentive compensation expense. For the nine-month period ended September 30, 2006, U.S. compensation expense as a percent of revenues before reimbursements decreased to 63.6%, compared to 64.1% in the 2005 period. This year-to-date decrease in 2006 was primarily due to the utilization of operating capacity within our field operation branches as we completed claims associated with Hurricanes Katrina, Wilma and Rita in the first quarter of 2006 and also due to claims processed in the 2006 second quarter associated with the severe storms that occurred in the midwestern and northeastern U.S. Also, fringe benefit expenses related to our self-insured workers’ compensation and medical benefits plans were lower in the 2006 year-to-date period, partially offset by higher expenses for our retirement plans. There was an average of 4,365 full-time equivalent employees (including 166 catastrophe adjusters) in the first nine months of 2006, compared to an average of 4,210 (including 174 catastrophe adjusters) in the same 2005 period.
U.S. salaries and wages totaled $66.2 million and $197.3 million for the quarter and nine months ended September 30, 2006, respectively, increasing 9.1% and 11.0%, from $60.7 million and $177.8 million in the comparable 2005 periods. These increases were primarily the result of higher compensation expenses associated with the increased revenues generated by our catastrophe adjusters and legal settlement administration unit, and higher incentive compensation expense. Payroll taxes and fringe benefits for U.S. operations totaled $13.2 million and $39.3 million in the third quarter and first nine months of 2006, respectively. These costs increased 11.9% for the quarter but decreased 4.4% for the nine month period, from 2005 costs of $11.8 million and $41.1 million for the comparable periods. The increase in the 2006 third quarter compared to the 2005 third quarter was due primarily to the related increase in salaries. For the year-to-date period, increases related to higher salaries and retirement costs were offset by lower costs in our self-insured workers’ compensation and medical benefits plans in the 2006 third quarter.
Expenses Other than Reimbursements, Compensation and Fringe Benefits
U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.9% of revenues before reimbursements for the quarter ended September 30, 2006, down from 35.5% for the same quarter in 2005. U.S. expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 31.9% of revenues before reimbursements for the nine-month period ended September 30, 2006, down from 34.5% for the same period in 2005. These decreases were primarily due to lower office expenses, expenses for professional services, and self-insurance costs related to company fleet vehicles, which were all lower as a percentage of revenues, partially offset by higher professional indemnity self-insurance costs.
Reimbursed Expenses
Reimbursed out-of-pocket expenses for our U.S. operations were $18.0 million and $41.7 million for the quarter and nine months ended September 30, 2006, respectively, increasing from $14.2 million and $36.4 million in the comparable 2005 periods. These increases in the 2006 periods were related to our legal settlement administration unit, where the nature and volume of the work performed in 2006 on certain securities class action settlements required more out-of-pocket expenditures.
INTERNATIONAL OPERATIONS
Overview
Operating earnings in our international segment improved nearly 27%, to $3.8 million, reflecting an improvement in our operating margin from 4.3% in the 2005 third quarter to 5.1% in the 2006 quarter. This growth reflected increased case referrals in the United Kingdom (“U.K.”) resulting from claims management agreements entered into during 2005 and 2006 and an improvement in our Latin American and European operations. In addition, increased catastrophe claims in Australia related to Cyclone Larry helped contribute to our margin improvement during the 2006 third quarter.
Revenues before Reimbursements
Substantially all international revenues are derived from the insurance company market.
Revenues before reimbursements from our international operations increased 6.6%, from $70.2 million in the third quarter of 2005 to $74.9 million in the 2006 third quarter. Revenues before reimbursements from our international operations for the first nine months of 2006 totaled $219.2 million, a 2.6% increase from $213.7 million reported in the first nine months of 2005. Revenues before reimbursements related to acquisitions in 2006 totaled $165,000 for the first nine months of 2006. Excluding acquisitions, international unit volume, measured principally by cases received, increased 7.3% and 6.9% in the quarter and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Revenues per claim decreased 1.8% and 2.9% during the quarter and nine months ended September 30, 2006, respectively, due to changes in the mix of services provided and in the rates charged for those services. Growth in high-frequency, low severity claims referrals in the U.K. and Latin America from new contracts entered into during 2005 and 2006 reduced the average revenue per claim during 2006. However, this decline in average revenue per claim was offset by higher unit volumes, resulting in an overall revenue increase in 2006. Revenues before reimbursements reflected a 1.1% increase for the quarter ended September 30, 2006 compared to the 2005 third quarter, due to the positive currency translation effect from a weaker U.S. dollar, primarily as compared to the British pound and the euro. For the year-to-date period, revenues before reimbursements reflected a 1.4% decrease in 2006 compared to 2005 due to the negative currency translation effect of a stronger U.S. dollar, primarily as compared to the British pound and the euro.

Reimbursements included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our international operations were $7.3 million for both of the quarters ended September 30, 2006 and 2005. For the year-to-date periods, reimbursements for out-of-pocket expenses included in total revenues in our international operations decreased slightly from $21.2 million in the 2005 period to $20.8 million in the same 2006 period, due primarily to the negative currency translation effect of a stronger U.S. dollar during the 2006 period.
Case Volume Analysis
Excluding 2006 acquisitions, international unit volume by region for the quarters and nine months ended September 30, 2006 and 2005 was as follows:

	Quarter ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2006	2005	Variance	2006	2005	Variance

United Kingdom	39,013	31,910	22.3%	117,965	105,094	12.2. %
Americas	40,592	35,891	13.1%	100,844	92,829	8.6%
CEMEA	28,101	32,611	(13.8%)	79,885	84,616	(5.6%)
Asia/Pacific	15,454	14,332	7.8%	47,743	41,598	14.8%

Total International Cases Received	123,160	114,744	7.3%	346,437	324,137	6.9%

The increases in the U.K. were due primarily to increases in claims from both new and existing clients in the periods. The increases in the Americas were primarily due to an increase in high frequency, low severity claims activity in Brazil as a result of new client agreements entered into during 2006. The decreases in Continental Europe, Middle East, & Africa (“CEMEA”) were primarily due to a reduction of weather-related claims in Sweden in the current year. The Asia/Pacific increases were primarily due to an increase in high-frequency, low-severity claims activity in Australia and Singapore caused by increased claim frequency from existing clients and by Cyclone Larry.
Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, compensation expenses, including related payroll taxes and fringe benefits, were 70.2% for the quarter ended September 30, 2006 compared to 69.1% for the same quarter in 2005. For the nine-month period ended September 30, 2006, compensation expenses, including related payroll taxes and fringe benefits, increased as a percentage of revenues before reimbursements to 70.7% from 69.7% in the same 2005 period. These increases primarily reflected an increase in operating capacity in our Canadian operations and increased staffing in our U.K. and Canadian units to handle claims expected to be received under new claims handling agreements. In our international operations, there was an average of 3,425 full-time equivalent employees in the first nine months of 2006 compared to an average of 3,228 in the same 2005 period.
Salaries and wages of international personnel increased to $44.2 million for the quarter ended September 30, 2006, from $40.7 million in the same 2005 quarter. For the nine-month periods, salaries and wages increased to $128.9 million in 2006 from $125.0 million in 2005. These increases were primarily due to the increase in full-time equivalent employees. Payroll taxes and fringe benefits for our international operations totaled $8.4 million and $26.1 million for the quarter and nine months ended September 30, 2006, respectively, compared to $7.8 million and $24.1 million for the same periods in 2005. The increases in payroll taxes were associated with the related increases in salaries, and the increases in fringe benefits costs were primarily due to higher group benefits and defined contribution retirement costs associated with the growth in the number of employees.
Expenses Other than Reimbursements, Compensation and Fringe Benefits
Expenses other than reimbursements, compensation and related payroll taxes and fringe benefits were 24.7% and 25.3% of international revenues before reimbursements for the quarter and nine months ended September 30, 2006, respectively, decreasing from 26.6% and 25.6% for the same periods in 2005, respectively. The decreases in 2006 were primarily due to lower costs for professional indemnity coverages.
Reimbursed Expenses
Reimbursed out-of-pocket expenses for our international operations were $7.3 million for the quarters ended September 30, 2006 and 2005. For the year-to-date periods, reimbursed out-of-pocket expenses in our international operations decreased slightly from $21.2 million in the 2005 period to $20.8 million in the same 2006 period, due primarily to the negative currency translation effect of a stronger U.S. dollar during the 2006 period.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2006, our working capital balance (current assets less current liabilities) was $152.8 million, an increase from the December 31, 2005 balance of $125.8 million. Cash and cash equivalents totaled $68.8 million at September 30, 2006 increasing from $49.4 million at December 31, 2005.
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $20.3 million, from $11.2 million in the nine months ended September 30, 2005 to $31.6 million in the nine months ended September 30, 2006. This increase in 2006 was primarily due to higher net income, improved accounts receivable collections within our U.S. legal settlement administration unit, and the collection of accounts receivable generated from the hurricane-related claims administered in the 2005 fourth quarter. During the 2006 second quarter, we received $3.8 million, including associated interest, from the Internal Revenue Service (IRS) related to a tax credit refund claim that was previously settled with the IRS in September 2004.
Cash Used in Investing Activities
Net cash used in investing activities decreased by $922,000, from $7.7 million in the nine months ended September 30, 2005 to $6.8 million in the nine months ended September 30, 2006. During 2006, combined expenditures for computer software and fixed assets were higher by $695,000. However, the special cash collections in 2006 related to the sale of our corporate headquarters ($8.0 million) and the sale of our investigation services unit ($3.0 million) were higher than the special cash collection received in 2005 ($7.6 million) related to the final payment for undeveloped land that we sold in 2004, resulting in a net decrease in cash used in investing activities in 2006. Also in the third quarter of 2006, we paid approximately $1.2 million in costs related to our October 31, 2006 acquisition of Broadspire.

Cash Used in Financing Activities
Net cash used in financing activities decreased by $4.2 million, from $10.6 million used in the nine months ended September 30, 2005 to $6.4 million used in the nine months ended September 30, 2006. This decrease in net cash used for financing activities in 2006 was due to an increase in net short-term borrowings over the 2005 period and an increase in cash received from our employees for the issuance of shares of our common stock under incentive plans. Cash dividends to shareholders in the 2006 and 2005 nine-month periods ended September 30 were $8.9 million and $8.8 million, respectively. As a percentage of net income, cash dividends totaled 54.4% for the nine months ended September 30, 2006, compared to 127.1% for the same period in 2005.
During the first nine months of 2006, we did not repurchase any shares of our Class A or Class B Common Stock. As of September 30, 2006, an additional 705,863 shares could be repurchased under the discretionary 1999 share repurchase program authorized by our Board of Directors. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the covenants and restrictions associated with our new credit agreement dated October 31, 2006 and due to the funding status of our defined benefit pension plans. See the subsequent discussions concerning the covenants for our new credit agreement and the funding status and requirements of our defined benefit pension plans.
Other Matters Concerning Liquidity, Capital Resources, and Financial Condition
At September 30, 2006, we maintained a $70.0 million revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs. As a component of this credit line, we maintained a letter of credit facility to satisfy certain of our own contractual obligations. Including $17.9 million committed under the letter of credit facility, the balance of our unused line of credit totaled $24.9 million at September 30, 2006. Our short-term borrowings typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities and accrued interest, as of September 30, 2006 totaled $31.2 million, increasing from $28.9 million at the end of 2005. Long-term borrowings outstanding, including current installments, amounts to be refinanced, and capital lease obligations, totaled $51.5 million as of September 30, 2006, compared to $52.3 million at December 31, 2005.
As disclosed in Note 15 to the accompanying condensed consolidated financial statements, on October 31, 2006 we terminated our existing credit agreements and replaced them with a new secured credit agreement that contains a $210.0 million term note and a $100.0 million revolving credit facility. Refer to the “New Credit Agreement and Debt Covenants” discussion under the “Factors that May Affect Future Results” section of our MD&A for further discussion.
Shareholders’ investment at September 30, 2006 was $194.8 million, compared with $179.0 million at the end of 2005. This overall increase was the result of net income, common stock issued under employee incentive plans, and net positive foreign currency translations, partially offset by dividends paid to shareholders and a charge to retained earnings related to the creation of a minority interest in our South Africa subsidiary.
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
Off-Balance Sheet Arrangements
At September 30, 2006, we have not entered into any off-balance sheet arrangements that could materially impact our consolidated results of operations, financial conditions, or cash flows.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates since December 31, 2005. For a detailed discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ section.
Adoption of New Accounting Standards
Additional information related to new accounting standards adopted during 2006 is provided in Notes 2 and 6 to our condensed consolidated financial statements contained in this Form 10-Q.
We adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006. As required by the SEC’s Staff Accounting Bulletin 107, we have provided in Notes 2 and 6 to the accompanying condensed consolidated financial statements all of the required disclosures of SFAS 123R in the interim period of adoption, and for any subsequent interim periods in the first year of adoption.
During the quarter and nine months ended September 30, 2006, we recognized total pre-tax compensation expense for stock-based awards in the amount of $1,001,000 and $2,249,000, respectively, under SFAS 123R compared to $83,000 and $181,000, respectively, for the same periods in 2005 under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Included in expense for the quarter and nine months ended September 30, 2006 is $248,000 and $865,000, respectively, for our stock option and employee stock purchase plans. These plans were not subject to expense recognition in 2005 under APB 25.
Beginning in 2005, most new awards of stock-based compensation have been granted under our executive stock bonus plan, which consists of grants of performance shares and restricted shares of our Class A common stock. Awards under this plan were compensatory under APB 25, although the methods used to measure and recognize compensation costs differed somewhat from those under SFAS 123R. The adoption of SFAS 123R itself did not have a significant impact on compensation cost recognized for awards under our executive stock bonus plan. The increase in recognized compensation cost for these awards, from $753,000 and $1,384,000, respectively, for the quarter and nine months ended September 30, 2006, compared to $83,000 and $181,000, respectively, for the same periods in 2005, was primarily due to the number of awards granted in 2006 as compared to 2005.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Forward Looking Statements
Certain information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may include forward-looking statements, the accuracy of which is subject to a number of risks, uncertainties and assumptions. The section captioned “Cautionary Statement Concerning Forward-Looking Statements” in this Form 10-Q and Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2005 discuss such risks, uncertainties and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.
Acquisition of Broadspire
As disclosed in Note 15 to our accompanying condensed consolidated financial statements, we completed the acquisition of Broadspire on October 31, 2006 for a purchase price of $150 million, exclusive of related acquisition costs. Broadspire is a leading third-party administrator offering a comprehensive integrated platform of casualty and medical management services. We plan to integrate our existing risk and healthcare management businesses into Broadspire’s operations and retain the Broadspire name. This acquisition is expected to more than double our revenues from the self-insured market. We anticipate the elimination of significant operating costs from the combined entities.
On or before January 16, 2007, we will file the required audited financial statements of Broadspire and the pro-forma financial statements of Crawford & Company and Broadspire with the Securities and Exchange Commission on an amended Form 8-K Current Report.
Restructuring Activities
As disclosed in Note 15 to our accompanying condensed consolidated financial statements, we have begun to develop a plan to restructure certain of our operations within our U.S. operating segment, mainly within our risk and healthcare management operations. This restructuring is related to our acquisition and integration of Broadspire. As a result, we expect to incur costs during the fourth quarter of 2006 related to employee severance payments as well as costs related to closures of some existing leased office facilities. We have begun notifying impacted employees and lessors, and we expect this process to continue until late 2006 or early 2007. At this time, we expect these restructuring expenses to total between $2.8 million and $3.4 million, before any related income tax benefits. We expect these expenses will be recognized for financial reporting purposes during the fourth quarter of 2006.
New Credit Agreement and Debt Covenants
As disclosed in Note 15 to the accompanying condensed consolidated financial statements, on October 31, 2006 we terminated our existing debt agreements and replaced them with a new secured credit agreement (“New Credit Agreement”) that contains a $210.0 million term note and a $100.0 million revolving credit facility with a letters of credit subfacility. Accordingly, the debt covenants and repayment schedules contained in the previous credit agreements have been replaced with the covenants and repayment schedules associated with the New Credit Agreement. In addition to the minimum quarterly repayments for the new term note (see the following section “New Contractual Obligations”), we will be required to make additional annual repayments on both the new term note and the new revolving credit facility beginning March 31, 2008 if we have excess cash flow and meet certain leverage ratios as defined by the New Credit Agreement. As a result of the borrowings under this New Credit Agreement, we will have substantially higher interest expense in future periods before significant repayments are made. Also, the requirements to make additional annual repayments based on excess cash flows could have a material impact on our future cash balances.
The New Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. In addition, the New Credit Agreement contains financial covenants that require us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum consolidated net worth. Currently, we are in compliance with all of the covenants contained in the New Credit Agreement. However, it is not likely that we will pay any dividends to shareholders within the next 12 months.
If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for the remainder of 2006, we expect to remain in compliance with the financial covenants contained in the New Credit Agreement throughout 2006. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.
Other Acquisitions
As disclosed in Note 15, “Subsequent Events,” to the accompanying condensed consolidated financial statements, we also acquired 100% of the outstanding stock of Specialty Liability Services Limited and e-Triage.com, Inc.

New Contractual Obligations
Since December 31, 2005, we have entered into the following new contractual obligations that are expected to have a material impact on our liquidity and cash flows in future periods.
As disclosed in Note 15 to our accompanying condensed consolidated financial statements, we replaced our existing credit agreements on October 31, 2006 with the New Credit Agreement containing a term note and a revolving credit facility. On October 31, 2006, total borrowings of approximately $236.6 million were made under our New Credit Agreement. In addition, commitments under letters of credit totaling approximately $21.1 million were made under the letters of credit subfacility of our New Credit Agreement. The revolving credit facility expires and is payable in full on October 30, 2011. The term note has minimum scheduled repayments of $525,000 at the end of each quarter beginning December 31, 2006 and continuing quarterly until October 30, 2013 when the remaining balance will be due in full. Interest is payable quarterly and interest rates are variable. Beginning March 31, 2008, we may have to make additional annual debt repayments if we generate excess cash flows and meet certain leverage ratios as defined in the New Credit Agreement.
As disclosed in Note 11 to our accompanying condensed consolidated financial statements, we entered into a new operating lease on August 1, 2006 for approximately 160,000 square feet of office space in Atlanta, Georgia to be used as our future corporate headquarters. We will begin utilizing this leased space sometime in the first quarter of 2007, after construction of leasehold improvements. The minimum monthly lease payments vary over the term of the lease but will total $41.8 million. The lessor will also provide a leasehold improvement allowance of approximately $4.9 million.
The impact that the minimum payments for these two new obligations are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Years
		2007	2010	2013
(in thousands)	2006	through 2009	through 2012	through 2017	Total

	$940	$16,419	$17,500	$243,529	$278,388

Pension Protection Act of 2006
On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into U.S. law. The Act, among others things, introduces new funding requirements for U.S. defined benefit pension plans and impacts financial reporting for these plans. The requirements of the Act are effective for plan years beginning after December 31, 2007, with certain transition rules applying for 2008 through 2010. Under the Act, all U.S. single-employer defined benefit pension plans will be subject to one set of funding rules for determining minimum required contributions, referred to in the Act as the “Funding Target Liability.” The Act changes the interest rates that must be used to value plan liabilities, limits the ability to adjust for fluctuations in asset values, and allows limited use of credit balances to reduce otherwise required minimum contributions.

For most defined benefit pension plans, the Funding Target Liability and the accumulated benefits obligation (“ABO”) will be materially equivalent.
Our “frozen” U.S. defined benefit pension plan was underfunded by $89,179,000 at December 31, 2005 based on an ABO of $392,234,000. We are currently working with our actuaries to evaluate the future funding requirements that may be needed to change our funding policy to meet the Funding Target Liability for this plan beginning in 2008. Our actuaries are awaiting clarifying guidance from the U.S. Treasury Department on the application of certain sections of the Act, particularly those sections related to “frozen” plans. The Act may require us to make significant future contributions to our “frozen” U.S. defined benefit pension plan.
Future Dividend Payments
Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our New Credit Agreement dated October 31, 2006. The covenants in our New Credit Agreement limit dividend payments to shareholders to $12.5 million in any 12-month period once a certain leverage ratio and fixed charge coverage ratio are met. Based on our anticipated future operating performance and the application of these leverage and fixed charge coverage ratios, we do not anticipate paying dividends to shareholders within the next 12 months.
Legal Proceedings
As disclosed in Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters in the normal course of our business. Based on the evaluation of such matters by management and our legal counsel, we have accrued adequate loss provisions under generally accepted accounting principles.
Contingent Payments
We sometimes structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2006 under existing earnout agreements would approximate $2.3 million through 2009, as follows: 2006 — none; 2007 — none; 2008 — $2,150,000; and 2009 — $154,000. These amounts do not include any potential future earnout payments related to our acquisition of Specialty Liability Services Limited disclosed in Note 15 “Subsequent Events” to our accompanying condensed consolidated financial statements. Our October 31, 2006 acquisition of Broadspire does not contain future earnout payments.
At September 30, 2006, we had commitments totaling $17.9 million under letters of credit to satisfy certain of our own contractual requirements. These letters of credit commitments were a component of our $70.0 million Amended Revolving Credit Agreement.

Pending Adoption of Recently Issued Accounting Standards
Refer to Note 3 to the accompanying condensed consolidated financial statements for information about the pending adoption of recently issued accounting standards and the impacts that those standards may have on our future financial statements and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
With the exception of our increased exposure to interest rate fluctuations as discussed below, there have been no other material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. Our total borrowings have increased significantly as of October 31, 2006, primarily due to the financed acquisition of Broadspire, and thus our exposure to interest rate fluctuations has increased significantly since December 31, 2005. This exposure will be mitigated in the future if we make significant payments to reduce our outstanding borrowings.
As disclosed in Note 15 to the accompanying condensed consolidated financial statements, on October 31, 2006, we terminated our existing debt agreements and replaced them with the New Credit Agreement that contains a $210.0 million term note and a $100.0 million revolving credit facility. Both the new term note and the new revolving credit facility have variable rates of interest. The new term note has an interest rate of LIBOR plus 2.50%, which was 7.86% on October 31, 2006. The new revolving credit facility has a variable interest rate for each currency in which borrowings are denominated. These variable rates under the new revolving credit facility are based on LIBOR or other factors set by the lenders. At October 31, 2006, the weighted-average interest rate on the new revolving credit facility was 7.68% for all currencies.
On October 31, 2006, total borrowings of approximately $236.6 million were advanced under the New Credit Agreement. Based on these total outstanding borrowings, if the interest rates increased or decreased by 1%, the annualized impact to our consolidated pretax income would be approximately $2,366,000 or $0.03 on EPS. We are currently evaluating options available to us to enter into hedging agreements that may offer us some protection from future increases in interest rates on borrowings outstanding under our New Credit Agreement.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes since the filing of our Form 10-K for the year ended December 31, 2005.
Item 1. A. Risk Factors
There have been no significant changes for those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
See Index to Exhibits beginning on page 51.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)
Date: November 8, 2006	/s/ Thomas W. Crawford
Thomas W. Crawford
President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 8, 2006	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of August 18, 2006, by and between Crawford & Company and Platinum Equity, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006, to Stock Purchase Agreement, dated as of August 18, 2006, by and Between Crawford & Company and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant, as amended April 23, 1991 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 6, 2005)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)

10.1	Credit Agreement, dated as of October 31, 2006, by and among Crawford & Company and Crawford & Company International, Inc., the lenders party thereto, and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2006).

10.2	First Amended and Restated Credit Agreement, dated September 30, 2005, by and among Crawford & Company and Crawford & Company International, Inc., as borrowers, the lenders party thereto, and SunTrust Bank, as Administrative Agent, as amended by Amendment No. 1, dated June 16, 2006, Amendment No. 2, dated August 15, 2006, and Amendment No. 3, dated September 21, 2006 (incorporated by reference to the Company’s Current Reports on Form 8-Ks filed October 5, 2005, June 22, 2006, August 18, 2006, and October 5, 2006, respectively).

10.3	Note Purchase Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on on Form 10-K for the year ended December 31, 2004), as amended by Waiver and Amendment No. 1 to Note Purchase Agreement, dated as of September 30, 2005, Waiver and Amendment No. 2 to Note Purchase Agreement, dated as of June 16, 2006, and Waiver and Amendment No. 3

INDEX TO EXHIBITS, continued

Exhibit
No.	Description

to Note Purchase Agreement, dated as of October 13, 2006 (incorporated by reference to the Company’s Current Reports on Forms 8-Ks filed October 5, 2005, June 22, 2006, and October 30, 2006, respectively).

10.4	Offer of Employment with W. Bruce Swain, Jr. dated October 6, 2006 (incorporated by reference to the Company’s Current report on Form 8-K filed October 13, 2006).

10.5	Employment Agreement for David A. Isaac, executed September 19, 2006 and effective January 1, 2006.

10.6	Restricted Stock Award Agreement with W. Bruce Swain, Jr., dated November 7, 2006.

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002