Form 10-K
period 2006-12-31
CRAWFORD & CO
filed 2007-03-16
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10356.
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia	58-0506554

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

5620 Glenridge Dr., N.E., Atlanta, Georgia	30342

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (404) 256-0830
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock — $1.00 Par Value	New York Stock Exchange

Class B Common Stock — $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐,            Accelerated filer ☑ ,            Non-accelerated filer ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates* of the Registrant was $167,961,678 as of June 30, 2006, based upon the closing price as reported on NYSE on such date.
The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 9, 2007, was:
Class A Common Stock — $1.00 Par Value — 25,756,739 Shares
Class B Common Stock — $1.00 Par Value — 24,697,172 Shares

Documents incorporated by reference: Portions of the annual shareholders’ report for the year ended December 31, 2006 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the annual shareholders’ meeting to be held May 3, 2007 are incorporated by reference in Part III.

CRAWFORD & COMPANY
FORM 10-K
For The Year Ended December 31, 2006

PART I
ITEM 1. BUSINESS
Crawford & Company (the “Registrant”), founded in 1941, is the world’s largest (based on annual revenues) independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations, in 63 countries. Major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration, including class action and warranty inspection, and risk management information services.
DESCRIPTION OF SERVICES
Effective with the 2006 fourth quarter, the Registrant realigned its business segments and now has four operating segments. The realignment was precipitated by the Registrant’s acquisition during the fourth quarter of Broadspire Management Services, Inc., which acquisition is discussed in the Broadspire segment below. The Registrant’s four operating segments are comprised of: U.S. Property & Casualty, which serves the U.S. property and casualty insurance company market; International Operations, which serves the property and casualty insurance company markets outside of the U.S.; Broadspire, which serves the U.S. self-insurance marketplace and includes the Registrant’s former Crawford Integrated Services business line; and Legal Settlement Administration, which serves the securities, bankruptcy, product warranties and inspections and other legal settlements market. U. S. Property & Casualty and International Operations together serve the global property and casualty insurance markets. Historical financial information presented herein has been reclassified to conform to the current presentation of the Registrant’s segments. The percentages of total revenues before reimbursements, derived from the Registrant’s segments are shown in the following schedule:

	Years Ended December 31,
	2006	2005	2004
U. S. Property & Casualty	25.6%	28.9%	31.5%
International Operations	37.1%	37.0%	34.8%
Broadspire	21.4%	19.3%	21.5%
Legal Settlement Administration	15.9%	14.8%	12.2%

	100.0%	100.0%	100.0%

U.S. PROPERTY & CASUALTY OPERATIONS. The Registrant provides claims management services in the U. S. mainly to insurance companies, which customarily manage their own claims administration function, but require various services which the Registrant provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.
The major elements of U.S. claims management services (which include the various services required by most property and casualty insurance company clients as well as the expanded services required by self-insured clients) are:

▼	Initial Loss Reporting — the Registrant’s XPressLinkSM service provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

▼	Investigation — the development of information necessary to determine the cause and origin of loss.

▼	Evaluation — the determination of the extent and value of damage incurred and the coverage, liability, and compensability relating to the parties involved.

▼	Disposition — the resolution of the claim, whether by negotiation and settlement, by denial, or by other means as to a claimant or an insured.

▼	Subrogation — the negotiation with, and recovering funds from, third parties or insurers responsible for the loss.
In addition to providing the major elements of claims management service listed above, the Registrant also contracts with a network of contractors as Crawford Contractor ConnectionSM to provide property damage repair services at agreed contract rates for property damage losses. The Registrant markets Crawford Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under homeowner policies.
BROADSPIRE. On October 31, 2006, the Registrant finalized its acquisition of Broadspire Management Services, Inc., a leading third-party administrator offering a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Following the acquisition, the Registrant’s existing Crawford Integrated Services business line was re-branded as Broadspire.
Through this business line, the Registrant services clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a complete range of services. In addition to the field investigation and evaluation of their claims, the Registrant may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services.
Expanded services provided primarily, but not exclusively, to the Registrant’s self-insured clients include:
▼	Information Services — through the Registrant’s information systems, reports are provided of detailed claims information of both a statistical and financial nature to self-insured entities and insurance companies.

▼	Management — the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.
▼	Auditing Services – the Registrant’s medical and hospital bill audit programs assist clients in controlling medical costs associated with workers’ compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states.

▼	Managed Care Services — provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed both to control the cost and to enhance the efficient delivery of medical benefits, include early medical intervention, triage, assessment, case management, PPO channeling, and medical bill review.

▼	Vocational Services — provides vocational evaluation in order to assess an injured employee’s potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. Vocational, medical and employment consultants assist in the re-employment and preparation of injured individuals to return to work.

▼	Medical Case Management Services — are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person’s physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to ensure that such treatment is appropriate and necessary in the circumstances.

▼	Long-Term Care — offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight into local quality care needs and are offered primarily to senior citizens and their children, attorneys, and trust officers.

▼	Risk Sciences Group, Inc. (“RSG”), a wholly owned subsidiary of the Registrant, is a software applications and consulting firm. RSG provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant’s basic information systems, including SISDATSM , and has developed the SIGMA ENCORESM system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.
The claims administration services described above for both U.S. Property & Casualty and Broadspire business lines are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:
▼	Automobile — relates to all types of losses involving use of an automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

▼	Property — relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

▼	Workers’ Compensation — relates to claims arising under state and federal workers’ compensation laws.

▼	Public Liability — relates to a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

▼	Catastrophe — covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.
INTERNATIONAL OPERATIONS. Substantially all of the Registrant’s international revenues are derived from the insurance company market where it provides field investigation and evaluation of property and casualty insurance claims. The major elements of international claims management services are substantially the same as those provided to the U. S. property and casualty insurance company clients. The major services offered by the Registrant through its international operations are provided to clients for a variety of different referral assignments which are generally classified as to the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:
▼	Property and Casualty — provides loss adjusting services for property, general liability, professional indemnity for directors and officers, product liability and medical malpractice.

▼	Oil, Energy & Engineering — provides loss adjusting for oil, gas, petrochemicals, other energy risks, utilities and mining industries, as well as marine and off-shore risks.

▼	Environmental Pollution — provides cost-containment and claims management services with respect to environmental related losses.

▼	Construction — provides loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

▼	Catastrophe — organizes major loss teams to provide claims management and cost containment services through proprietary information systems.

▼	Class action services — handles the administrative functions related to product liability and other class action settlements, including qualifying class members, determining and dispersing payments, and administering the settlement funds.

▼	Marine — provides loss adjusting services for freight carriers’ liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

▼	Specie and Fine Art — provides loss adjusting services under fine art dealers’ block and jewelry and furriers’ block policies.

▼	Entertainment Industry — provides a broad range of loss adjusting services for television, commercial and educational film production, and theater and live events.

▼	Aviation — manages salvage removal and sale, and provides loss adjusting services for hull related risks, as well as cargo and legal liability, hangar and airport owners’/operators’ liability policies.

▼	Banking, Financial and Political Risks — performs loss adjusting functions under bankers’ blanket bond, political risk, and financial contingency policies.

▼	Livestock — performs loss adjusting on bloodstock, and liability/equestrian activity.

▼	Security Consultancy — performs loss prevention and bank surveys and adjusts cash-in-transit losses.

▼	Reinsurance — provides external audits, portfolio analyses, and management and marketing research. Additionally provides underwriting review, cash control and management of discontinued operations.

▼	Medical and Vocational Case Management Services — provides specialized return to work and expert testimony services in the employer liability and auto liability markets.

Revenues and expenses outside of the U.S., Canada and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant’s December 31, 2006, 2005, and 2004 consolidated financial statements reflect the financial position of entities outside of the U.S., Canada and the Caribbean as of October 31, 2006, 2005, and 2004, respectively, and the results of those entities’ operations and cash flows for the 12-month periods ended October 31, 2006, 2005, and 2004, respectively.
LEGAL SETTLEMENT ADMINISTRATION. The Registrant also performs legal settlement administration related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Registrant as class action services.
The major elements of class action services are as follows:
▼	Administration – provided by The Garden City Group, Inc. (“GCG”), a wholly owned subsidiary of the Registrant. GCG handles the administrative functions related to securities, product liability, bankruptcy noticing and distribution, and other legal settlements, including qualifying class members, determining and dispensing payments, and administering the settlement funds. With the field operations of the Registrant, GCG and the Registrant offer comprehensive programs to integrate the field inspection and administrative functions in a single source for product liability class action settlements.

▼	Inspection – the determination of the extent and value of damage incurred, liability, and compensability primarily related to product liability class action settlements.
Information appearing in Note 6, “Segment and Geographic Information,” to the Registrant’s consolidated financial statements of the Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.
ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:
▼	Education Services are provided by Crawford University, an internal program that provides education for professionals engaged in service delivery for all lines of business to assure consistent quality in the Registrant’s work products. In addition, the University provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford University education programs and access the Crawford University continuing education curriculum in a variety of risk management subjects.

▼	XPressLinkSM , the Registrant’s customer service call center, provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution
SERVICE DELIVERY — The Registrant’s claims management services are offered primarily through its more than 400 locations throughout the U. S. and approximately 300 locations in 62 countries throughout the rest of the world.
COMPETITION, EMPLOYMENT AND OTHER FACTORS
The claims services markets, both in the U. S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal the Registrant’s.
In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U. S. and internationally. Many of these smaller firms have rate structures that are lower than the Registrant’s, but do not offer the broad spectrum of claims management services the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offering, broader scope of services, and its large number of geographically dispersed offices provide the Registrant with a competitive advantage in securing business from U. S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.
At December 31, 2006, the total number of full-time equivalent employees was 9,280 compared with 7,525 at December 31, 2005. The acquisition of Broadspire added 1,666 full-time equivalent employees at December 31, 2006. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires. The Registrant, through Crawford University, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant’s education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.
In addition to technical training through Crawford University, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

Available Information
The Registrant’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission on our website at www.crawfordandcompany.com via a link to a third party website with SEC filings. These reports are made available at no cost. Also, copies of the Company’s annual report will be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.
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
We are unable to predict the future of this trend due to the following factors:
•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

•	changes in the overall employment levels and associated workplace injury rates in the U.S;

•	the growth of alternative risk programs and the use of independent third party administrators such as us, as opposed to administrators affiliated with brokers or insurance carriers;

•	occurrences of weather-related, natural, and man-made disasters;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as third party administrators and adjusters, which would directly compete with our business;

•	the renewal of existing major contracts with clients and our ability to obtain such renewals and new contracts on satisfactory financial terms, including the creditworthiness of clients.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly.
Our Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period. Growth in these revenues is in part dependent on the continued growth in product liability and securities class action settlements. Legislation or a change in market conditions could curtail or limit growth of this part of our business. Tort reforms in the U.S., both at the national and state levels, could limit the number and size of future class action settlements.
We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle.
The insurance industry may go through a hard market cycle in the future. Indicators of a hard insurance underwriting cycle include higher premiums, lower liability limits, excluded coverages, reservation of rights letters and unpaid claims. During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, where insurance premium and deductible levels are generally in decline, as is currently being experienced, industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours.
We are subject to this insurance underwriting market risk and try to mitigate this risk through the development and marketing of services which are not affected by the insurance underwriting cycle, such as those related to class action services.
We may not be able to develop or acquire information technology resources to support and grow our business.
We have made substantial investments in software and related technologies that are critical to the core operations of our business. These information technology resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these information technology resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop or acquire replacement resources or to identify and acquire new technology resources to support and grow our business.
We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters to respond to catastrophic events that may, singularly or in combination, significantly increase our clients’ needs for adjusters.
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
We are party to lawsuits that could adversely impact our business.
In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement of claims. Additionally, our clients have brought actions for indemnification on the basis of alleged negligence on our part or on the part of our agents or our employees in rendering service to clients. We currently are party to other litigation. There can be no assurance that additional lawsuits will not be filed against us. There also can be no assurance that these lawsuits will not have a disruptive effect upon the operations of our business, that the defense of the lawsuits will not consume the time and attention of our senior management or that the resolution of this litigation will not have a material adverse effect on our business, financial condition and results of operations.
Our U.S. and United Kingdom (“U.K.”) defined benefit pension plans are significantly under funded. Future funding requirements, including those imposed by recent and potential regulatory changes, could restrict cash available for our operating, financing and investing requirements.
At the end of the most recent measurement periods for our defined benefit pension plan, our projected benefit obligations were underfuned by $93,708,000. The Pension Protection Act of 2006 (“the Act”) may require us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next seven years in order for us to meet the “Funding Target Liability” as defined in the Act. In addition, regulatory requirements in the U.K. may require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Required contributions to our underfunded defined benefit pension plans may restrict available cash for our operating, financing, and investing needs.

In 2006, we made a major business acquisition by acquiring one of our competitors. We financed this acquisition by using variable-rate debt.
In connection with our October 31, 2006 acquisition of Broadspire Management Services, Inc., we refinanced our existing fixed-rate long-term debt with variable-rate long-term debt and increased our outstanding borrowings by approximately $152 million under a new credit agreement in order to acquire Broadspire Management Services, Inc. As a result, we have incurred substantial additional debt that incurs interest charges based on variable interest rates. These variable interest rates may increase or decrease based on market conditions or they may increase if we do not meet certain levels of compliance with the related debt covenants.
We are in the process of integrating the acquired operations of Broadspire Management Services, Inc. into the existing operations of our Broadspire operating segment. This integration is accompanied by restructuring activities including restructuring activities within our existing Broadspire operations, where we have experienced negative operating margins in recent years. There is no guarantee that we will successfully and profitably integrate the acquired Broadspire Management Services, Inc. into our existing Broadspire operations. If we do not realize planned operating synergies within the new combined Broadspire operations, earnings (or losses) and operating cash flows may not cover the interest charges and interest payments on the additional borrowings we incurred to fund our acquisition within this segment. Additionally, if we do not achieve these planned operating synergies, it may be difficult for us to meet our debt covenants in the future or resume the payments of cash dividends to our shareholders.
We have debt covenants that require us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum consolidated net worth. We may not be able to maintain compliance with these debt covenant requirements. These debt covenant requirements also have requirements on our ability to pay dividends to our shareholders.

On October 31, 2006, we entered into a Credit Agreement by and among us, Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Issuing Bank and Administrative Agent for the Lenders, which we refer to herein as the “Credit Agreement.” The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. In addition, the Credit Agreement contains covenants to the effect that we will maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. We were in compliance with these debt covenants as of December 31, 2006. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for 2007, we expect to remain in compliance with these debt covenants. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.
We may be obligated to make earnout payments related to our acquisitions.
We normally structure business acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on 2006 levels of revenues and operating earnings, additional payments under existing earnout agreements approximate $6.5 million through 2010, as follows: 2007 — $0; 2008 — $767,000; 2009 — $5.0 million; and 2010 — $777,000.
The risks included above are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of known risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”).
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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign currency exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, the performance of sublessors under certain subleases related to our leased properties, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, and our integration of Broadspire Management Services, Inc.. Therefore you should not place undue reliance on any forward-looking statements.
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements made herein.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2006, the Registrant owns a building in Tucker, Georgia where part of its information technology facility is located. It also owns an office located in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2006, the Registrant leased approximately 526 office locations under leases with remaining terms ranging from a few months to ten years. The remainder of its office locations are occupied under various short-term rental arrangements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to security holders for a vote during the fourth quarter of 2006.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The information required by this item is included in the following sections of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006:    1) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Future Dividend Payments,” and 2) Quarterly Financial Date (unaudited), Dividend Information and Common Stock Quotations” and is incorporated herein by reference.
During the fourth quarter of 2006 and the year ended December 31, 2006, the Registrant did not repurchase any of its equity securities registered under Section 12 of the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item is included in the Registrant’s Annual Report to

Shareholders for the year ended December 31, 2006, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, under the caption “Market Risk” and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, under the captions “Consolidated Statements of Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements”, “Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations”, and “Report of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2006. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2006.
(b) Management’s Report on Internal Control over Financial Reporting
The report of management of the Registrant regarding internal control over financial reporting is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.
(c) Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting is included in the Registrant’s Annual

Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item is included under the captions “Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Standing Committees and Attendance at Board and Committee Meetings” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007, and is incorporated herein by reference.
          EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the names, positions held, and ages of each of the executive officers of the Registrant:

Name	Office	Age
T. W. Crawford	President and Chief Executive Officer	63
J. T. Bowman	Executive Vice President — Chief Operating Officer - Global Property & Casualty	53
W. B. Swain	Executive Vice President — Chief Financial Officer	43
A. W. Nelson	Executive Vice President — General Counsel & Corporate Secretary	42
K. B. Frawley	Executive Vice President — Financial Administrative Services	55
P. R. Austin	Senior Vice President — Human Resources	47
R. J. Cormican	Senior Vice President — Compliance, Quality and Training	59
P. G. Porter	Senior Vice President — Claims Management Services	56
N. L. Coussoule	Senior Vice President — Chief Information Officer	44
D. A. Isaac	Chief Executive Officer, The Garden City Group, Inc.	42
D. J. Replogle	President and Chief Executive Officer, Broadspire Services, Inc.	59

Mr. Crawford was appointed President and Chief Executive Officer of the Registrant on September 1, 2004. Prior to joining the Registrant from June 1998 until his retirement in January 2003 he was President of the Retail Distribution division of Prudential Financial, Inc., and from May 2004 until September 2004 he was Chairman of The Bodie Group, Inc., a business consulting firm.
Mr. Bowman was appointed to his present position with the Registrant January 1, 2006. From April 1, 2001 to December 31, 2005 he was President of Crawford & Company International, Inc. managing the Registrant’s international operations.
Mr. Swain was appointed to his present position with the Registrant October 6, 2007 and from May 2, 2007 acted as interim Chief Financial Officer. Prior to that and from January 1, 2000 he was Senior Vice President and Controller of the Registrant.
Mr. Nelson was appointed to his present position with the Registrant on October 17, 2005. Prior to that and from October 1997 he served in various positions with BellSouth Corporation, most recently as Chief Compliance Counsel. In that capacity he was in charge of all legal compliance issues facing BellSouth domestically and internationally.
Mr. Frawley was appointed to his present position with the Registrant on February 23, 2005. Prior to joining the Registrant and since 1996 he was Chief Compliance Officer – Insurance Division for Prudential Financial, Inc.
Ms. Austin was appointed to her present position with the Registrant on April 24, 2006. Prior to joining the Registrant and since October 1998 she was Vice President-Human Resources of D. S. Waters of America LP, a bottled water distributor.
Mr. Cormican was appointed to his present position February 15, 2005. Prior to joining the Registrant from August 2002 until February 2005 he was Senior Vice President and Chief Financial Officer of Assurance America Corporation, an insurance holding company. Prior to August 2002 and from 1997 he was Vice President – Agent Operations for Prudential Property and Casualty Company.
Mr. Porter was appointed to his current position January 19, 2005 and was interim Senior Vice President — Claims Management from December 15, 2004. Prior to that and from May 1, 2001 he was Senior Vice President in charge of business development for Claims Management Services.
Mr. Coussoule was appointed to his present position August 1, 2005 and from January 5, 2004 he was Vice President — Chief Information Officer. Prior to that and from October 1, 2001, when he joined the Registrant, he was an Assistant Vice President in Information Technology responsible for applications portfolio, development, user support and database administration.
Mr. Isaac was appointed to his current position with The Garden City Group, Inc. (“GCG”), a wholly owned subsidiary of the Registrant in October 2006. Prior to that and from February, 2000 he was President of GCG.
Mr. Replogle was appointed to his current position on January 22, 2007. Prior to that and from October 31, 2006, when the Registrant acquired Broadspire Management Services, Inc., he was President of

Broadspire, reporting to Broadspire’s Chief Executive Officer. From December 2003 until October 31, 2006 he was President and Chief Executive Officer of Broadspire Services, Inc. Prior to that and from 1995 he was President of Specialty Risk Services LLC the third party administrator subsidiary of The Hartford Financial Services Group.
Officers of the Registrant are appointed annually by the Board of Directors of the Registrant.
The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant’s Corporate Governance Guidelines and Committee Charters, are available at www.crawfordandcompany.com and any amendment or waiver of the Code of Business Conduct and Ethics shall be posted within four business days on this website. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5620 Glenridge Drive, N.E., Atlanta, Georgia 30342.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is included under the captions “Executive Compensation and Other Information” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is included under the caption “Stock Ownership Information” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is included under the caption “Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements

The Registrant’s 2006 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2006 and 2005, the related Consolidated Statements of Income, Shareholders’ Investment and Comprehensive Income (Loss) and Cash Flows for each of the three years in the period ended December 31, 2006, and the related report of Ernst & Young LLP. These financial statements and the report of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:
•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

•	Notes to Consolidated Financial Statements — December 31, 2006, 2005, and 2004
2.	Financial Statement Schedule
•	Schedule II — Valuation and Qualifying Accounts – Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.

Other schedules have been omitted because they are not applicable.
3.	Exhibits filed with this report.

Exhibit No.	Document

2.1	Stock Purchase Agreement dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the

Exhibit No.	Document
Securities and Exchange Commission on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006 to Stock Purchase Agreement dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant, as amended April 23, 1991 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-125557) filed on June 6, 2005).

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.1 *	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2 *	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3 *	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4*	Amendment to Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5 *	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6 *	Amended and Restated Crawford & Company Medical Reimbursement Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7 *	Crawford & Company Discretionary Allowance Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8 *	Deferred Compensation Plan (As Amended and Restated as of January 1, 2003) (incorporated by reference to Exhibit 10.2 to the Registrant’s

Exhibit No.	Document
Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9*	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10*	Crawford & Company Executive Stock Bonus Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.11*	Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.12*	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.13*	Terms of Employment Agreement between Allen W. Nelson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.14*	Terms of Employment Agreement, dated February 10, 2006, between Jeffrey T. Bowman and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006).

10.15*	Crawford & Company U.K. Sharesave Scheme (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

10.16*	Terms of Employment Agreement, dated October 6, 2006, between W. Bruce Swain and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.17*	Employment Agreement between David A. Isaac and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.18	Amended and Restated Purchase and Sales Agreement, dated June 12, 2006, between Registrant and Buckhead Trading & Investment Company,

Exhibit No.	Document

LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2006).

10.19	Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.20	Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.21	First Amendment to Credit Agreement and Security Agreement and Limited Waiver, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

23.1	Consent of Ernst & Young LLP.

24.1-8	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-19(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b)	The Registrant has filed the Exhibits listed in Item 15(a)3.

(c)	Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly owned.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date March 14, 2007	By /s/ Thomas W. Crawford THOMAS W. CRAWFORD, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date March 14, 2007	/s/ Thomas W. Crawford

THOMAS W. CRAWFORD, President and Chief Executive Officer (Principal Executive Officer) and Director

Date March 14, 2007	/s/ W. Bruce Swain, Jr.

W. BRUCE SWAIN, JR., Executive Vice President-Finance (Principal Financial Officer)

Date March 14, 2007	/s/ W. Forrest Bell

W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

NAME AND TITLE

Date March 14, 2007		*

J. HICKS LANIER, Director

Date March 14, 2007		*

JESSE C. CRAWFORD, Director

Date March 14, 2007		*

LARRY L. PRINCE, Director

Date March 14, 2007		*

P. GEORGE BENSON, Director

Date March 14, 2007		*

E. JENNER WOOD, III , Director

Date March 14, 2007		*

CLARENCE H. RIDLEY, Director

Date March 14, 2007		*

ROBERT T. JOHNSON, Director

Date March 14, 2007		*

JAMES D. EDWARDS, Director

Date March 14, 2007	*By	/s/ Allen W. Nelson

Allen W. Nelson — Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006 to Stock Purchase Agreement dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant, as amended April 23, 1991 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 6, 2005).

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.1	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4	Amendment to Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description of Exhibit

10.6	Amended and Restated Crawford & Company Medical Reimbursement Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	Crawford & Company Discretionary Allowance Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Deferred Compensation Plan (As Amended and Restated as of January 1, 2003) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Registrant’s

10.10	Crawford & Company Executive Stock Bonus Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.11	Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.12	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.13	Terms of Employment Agreement between Allen W. Nelson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.14	Terms of Employment Agreement, dated February 10, 2006, between Jeffrey T. Bowman and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006).

Exhibit No.	Description of Exhibit

10.15	Crawford & Company U.K. Sharesave Scheme (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

10.16	Terms of Employment Agreement, dated October 6, 2006, between W. Bruce Swain and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.17	Employment Agreement between David A. Isaac and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.18	Amended and Restated Purchase and Sales Agreement, dated June 12, 2006, between Registrant and Buckhead Trading & Investment Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2006).

10.19	Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.20	Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.21	First Amendment to Credit Agreement and Security Agreement and Limited Waiver, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

Exhibit No.	Description of Exhibit

23.1	Consent of Ernst & Young LLP.

24.1-8	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.