Form 10-Q
period 2007-03-31
CRAWFORD & CO
filed 2007-05-14
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007 was as follows:
Class A Common Stock, $1.00 par value: 25,771,386
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
March 31, 2007

Part 1 — Financial Information
Item 1.      Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	Three months ended
	March 31,	March 31,
	2007	2006
Revenues:

Revenues before reimbursements	$243,608	$201,606
Reimbursements	18,984	20,066

Total revenues	262,592	221,672

Costs and Expenses:

Cost of services provided, before reimbursements	182,707	156,476
Reimbursements	18,984	20,066

Total Cost of Services	201,691	176,542

Selling, general, and administrative expenses	55,109	35,079

Corporate interest expense, net of interest income of $420 and $331, respectively	4,368	998

Total Costs and Expenses	261,168	212,619

Gain on disposal of subrogation unit	3,978	—

Income Before Income Taxes	5,402	9,053
Provision for Income Taxes	2,095	3,205

Net Income	$3,307	$5,848

Earnings Per Share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Average Number of Shares Used to Compute:

Basic Earnings Per Share	50,390	48,986
Diluted Earnings Per Share	50,490	49,301

Cash Dividends Per Share:

Class A Common Stock	$0.00	$0.06
Class B Common Stock	$0.00	$0.06

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		*
	March 31,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$35,075	$61,674
Short-term investment	—	5,000
Accounts receivable, less allowance for doubtful accounts of $17,617 in 2007 and $16,802 in 2006	181,340	178,447
Unbilled revenues, at estimated billable amounts	129,703	117,098
Prepaid expenses and other current assets	26,328	19,924

Total current assets	372,446	382,143

Property and Equipment:
Property and equipment, at cost	142,927	140,729
Less accumulated depreciation	(102,170)	(99,845)

Net property and equipment	40,757	40,884

Other Assets:
Goodwill net	262,480	256,700
Intangible assets arising from business acquisitions, net	123,011	127,869
Capitalized software costs, net	37,274	36,903
Deferred income tax assets	9,769	13,498
Other	32,504	34,991

Total other assets	465,038	469,961

TOTAL ASSETS	$878,241	$892,988

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(Unaudited)
(In thousands)

		*
	March 31,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$30,437	$27,795
Accounts payable	41,642	42,262
Accrued compensation and related costs	52,589	64,636
Deposit from sale of real estate	8,000	8,000
Deferred revenues	65,225	68,359
Self-insured risks	19,547	21,722
Accrued income taxes	390	363
Other accrued liabilities	41,815	46,526
Current installments of long-term debt and capital leases	2,537	2,621

Total current liabilities	262,182	282,284

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	198,396	199,044
Deferred revenues	74,417	77,110
Self-insured risks	15,487	12,338
Accrued pension liabilities	89,704	90,058
Post-retirement medical benefit obligation	2,435	2,440
Other	11,883	14,019

Total noncurrent liabilities	392,322	395,009

Minority interest in equity of consolidated affiliates	4,658	4,544

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000
shares authorized; 25,769 and 25,741 shares issued and outstanding in 2007 and 2006, respectively	25,769	25,741
Class B common stock, $1.00 par value; 50,000
shares authorized; 24,697 shares issued and outstanding in 2007 and 2006	24,697	24,697
Additional paid-in capital	16,120	15,468
Retained earnings	210,984	207,891
Accumulated other comprehensive loss	(58,491)	(62,646)

Total shareholders’ investment	219,079	211,151

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$878,241	$892,988

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three months ended
	March 31,	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$3,307	$5,848
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,265	4,756
Loss on sales of property and equipment, net	78	56
Stock-based compensation	687	757
Gain on sale of subrogation unit	(3,978)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	(1,529)	(824)
Unbilled revenues, net	(11,366)	(77)
Accrued or prepaid income taxes	1,387	2,054
Accounts payable and accrued liabilities	(16,895)	(2,394)
Deferred revenues	(5,946)	1,343
Accrued retirement costs	(4,211)	(2,889)
Prepaid expenses and other	(1,024)	(127)

Net cash (used in) provided by operating activities	(32,225)	8,503

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(3,293)	(2,650)
Proceeds from sales of property and equipment	53	71
Capitalization of computer software costs	(2,675)	(2,627)
Proceeds from sale of investment security	5,000	—
Proceeds from sale of subrogation unit	5,000	—
Other investing activities	(762)	(350)

Net cash provided by (used in) investing activities	3,323	(5,556)

Cash Flows From Financing Activities:
Dividends paid	—	(2,939)
Other financing activities, net	(6)	2
Increases in short-term borrowings	3,697	5,186
Payments on short-term borrowings	(1,529)	(1,633)
Payments on long-term debt and capital lease obligations	(780)	(459)

Net cash provided by financing activities	1,382	157

Effect of exchange rate changes on cash and cash equivalents	921	166

(Decrease) increase in cash and cash equivalents	(26,599)	3,270
Cash and cash equivalents at beginning of period	61,674	46,848

Cash and cash equivalents at end of period	$35,075	$50,118

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the United States (“U.S.”) Securities and Exchange Commission’s (“SEC”) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or other future periods.
The Condensed Consolidated Balance Sheet presented herein for December 31, 2006 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
2. Adoption of New Accounting Standards
FIN 48
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 resulted in a $214,000 charge to the Company’s retained earnings (a component of shareholders’ investment) on January 1, 2007.

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
SFAS 159
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. SFAS 159’s overall objective is to voluntarily improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions . SFAS 159 is effective for financial statements issued for years beginning after November 15, 2007. The Company has not determined what effect, if any, the adoption of SFAS 159 may have on the consolidated financial condition, results of operations, or cash flows of the Company upon adoption.
4. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted-average number of total common shares outstanding during the respective periods. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic EPS. Diluted EPS is computed under the “treasury stock” method based on the weighted-average number of total common shares outstanding (excluding nonvested shares of restricted stock issued), plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the executive stock bonus plan that vest based on service conditions or on performance conditions that have been achieved.
Below is the calculation of basic and diluted EPS for the three months ended March 31, 2007 and 2006:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended
	March 31,	March 31,
(in thousands, except earnings per share)	2007	2006
Net income available to common shareholders	$3,307	$5,848

Weighted-average common shares outstanding	50,446	48,991
Less: Weighted-average unvested common shares outstanding	(56)	(5)

Weighted average common shares used to compute basic earnings per share	50,390	48,986

Dilutive effects of stock-based compensation plans	100	315

Weighted-average common shares used to compute diluted earnings per share	50,490	49,301

Basic earnings per share	$0.07	$0.12

Diluted earnings per share	$0.07	$0.12

Certain stock options are antidilutive. Options to purchase 2,752,755 shares of the Company’s Class A common stock at exercise prices ranging from $5.60 to $19.13 per share were outstanding at March 31, 2007 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Additional options to purchase 6,000 shares of the Company’s Class A common stock at an exercise price of $5.12 were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise price, when added to the average unearned compensation costs, was greater than the average market price of the common shares.
During the three months ended March 31, 2007, a total of 2,600 stock options were exercised, 111,000 shares of restricted stock vested, 16,670 additional shares of restricted stock were issued, and 12,250 shares were issued for vested performance stock grants.
5. Comprehensive Income
Below is the calculation of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,	March 31,
(in thousands)	2007	2006
Net income	$3,307	$5,848
Foreign currency translation adjustment, net	2,862	(578)
Amortization of unrecognized retirement plans cost	1,293	—

Comprehensive income	$7,462	$5,270

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Deposit on Sale of the Company’s Corporate Headquarters and Deferred Gain
On June 30, 2006, the Company sold the land and building utilized as its corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sale price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sale price is subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, the Company entered into a 12 month leaseback agreement for these same facilities. During the second quarter of 2007, the Company will relocate its corporate headquarters to other nearby leased facilities.
Under SFAS 98, “Accounting for Leases,” the Company deferred recognition of the gain related to this sale. Net of transaction costs, a pre-tax gain of $4,864,000 will be recognized by the Company upon the expiration of the leaseback agreement on June 30, 2007. The gain of $4,864,000 is based on the base sale price and does not include any amount for the potential upward revision of the sale price. Should such revision subsequently occur, the Company could ultimately realize a larger gain. The Company cannot predict the likelihood of any subsequent price revisions.
Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost. No adjustment to the carrying cost was required when this disposal group was classified as “held for sale” under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company does not hold legal title to these assets after June 30, 2006. However, at March 31, 2007 these assets are reported in Prepaid Expenses and Other Current Assets on the Company’s Condensed Consolidated Balance Sheet at historical cost less accumulated depreciation in accordance with the provisions of SFAS 144. Pending recognition of the gain described above, the $8,000,000 received by the Company on June 30, 2006 is reported on the Company’s Condensed Consolidated Balance Sheet as a deposit from sale of real estate.
7. Defined Benefit Pension Plans
Net periodic benefit costs related to the Company’s defined benefit pension plans for the three months ended March 31, 2007 and 2006 included the following components:

	Three months ended
	March 31,	March 31,
(in thousands)	2007	2006
Service cost	$646	$601
Interest cost	8,637	7,941
Expected return on assets	(9,459)	(8,800)
Recognized net actuarial loss	2,024	2,484

Net periodic benefit cost	$1,848	$2,226

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Income Taxes
On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position can not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The adoption of FIN 48 resulted in a $214,000 charge to the Company’s retained earnings that is reported as a cumulative effect adjustment for a change in accounting principle at January 1, 2007. The total amount of unrecognized tax benefits as of that date of adoption was $5,541,000, which did not change significantly during the three months ended March 31, 2007. Included in the total unrecognized tax benefits at January 1, 2007, are $5,541,000 of tax benefits that, if recognized, would affect the effective tax rate.
The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The Company had $1,325,000 for the payment of interest accrued at January 1, 2007. Upon adoption of FIN 48, the Company increased its accrual for interest by $578,000. The Company had no amounts accrued for penalties at January 1, 2007 or March 31, 2007.
The Company is subject to taxation in the U.S., various states within the U.S., and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination by those authorities for the tax years before 2001. The Internal Revenue Service (“IRS”) is scheduled to commence an examination of the Company’s 2004 U.S. income tax return in the second quarter of 2007. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
9. Segment Information
The Company’s four reportable operating segments include: U.S. Property & Casualty which serves the U.S. property and casualty insurance company market, International Operations which serves the property and casualty insurance company markets outside of the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the securities and other legal settlement markets, product warranties and inspections, and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
profit based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, and certain other expenses and gains. Historical information has been revised to conform to the current presentation of our realigned reportable segments. Effective January 1, 2007, management changed its method of allocating corporate overhead costs. Prior periods were restated on the same basis as the new method.
Financial information for the three months ended March 31, 2007 and 2006 covering the Company’s reportable segments is presented below:

	Three months ended
	March 31,	March 31,
(in thousands)	2007	2006
Revenues before reimbursements:
U.S. Property & Casualty	$46,848	$61,861
International Operations	83,940	70,500
Broadspire	84,581	35,964
Legal Settlement Administration	28,239	33,281

Total Segment Revenues before Reimbursements	243,608	201,606
Reimbursements	18,984	20,066

Total Revenues	$262,592	$221,672

Operating Earnings (Loss):
U.S. Property & Casualty	$2,339	$6,211
International Operations	3,964	1,293
Broadspire	(459)	(5,693)
Legal Settlement Administration	3,055	6,937

Total Segment Operating Earnings	8,899	8,748

Add/(deduct):
Unallocated corporate and shared cost, net	(1,376)	1,569
Gain on disposal of business	3,978	—
Amortization of customer-relationship intangible assets	(1,436)	—
Stock option expense	(295)	(266)
Net corporate interest expense	(4,368)	(998)

Income before Income Taxes	$5,402	$9,053

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
The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2007 under existing earnout agreements would approximate $6.6 million through 2010, as follows:

2007	2008	2009	2010
—	$769,000	$5,113,000	$779,000
11. Disposition and Acquisitions of Businesses
Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing plus a potential future earnout of approximately $1,400,000. This business was part of the Company’s U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,978,000 based on the $5,000,000 upfront sales price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company also entered into a services agreement (the “agreement”) with the buyer. Under the terms of this agreement, the buyer will provide subrogation and recovery services to certain clients of the Company and the Company will receive royalties generated from these revenues earned by the buyer. The financial results of the subrogation services business are included in the Company’s consolidated financial statements through the effective date of sale, and due to the significance of the agreement with the buyer in relationship to the disposed business, the Company has not reported the disposed business as discontinued operations in its consolidated financial statements. Revenues before reimbursements for the sold subrogation services business for the three months ended March 31, 2007 and 2006 were $375,000 and $631,000, respectively.
During the first quarter of 2007, the Company increased goodwill by a net of $3,418,000 related to the Company’s October 31, 2006 acquisition of Broadspire Management Services, Inc. This

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
adjustment was for additional direct acquisition costs and to adjust the fair values of certain assets purchased and liabilities assumed in the acquisition. The estimated fair values of assets acquired and liabilities assumed for BMSI at the date of acquisition remain subject to a working capital adjustment.
During the three months ended March 31, 2007, the Company revised the estimated values assigned to the e-Triage.com, Inc. (“e-Triage”) intangible assets resulting from the Company’s October 30, 2006 acquisition of e-Triage. These revised estimates are based on values determined by an independent appraisal firm. As a result, the amount assigned to the e-Triage trademark intangible asset was adjusted from $1,299,000 to $600,000 and technology-based intangible assets were adjusted from $6,497,000 to $3,800,000. During the three months ended March 31, 2007, amortization expense was reduced by $45,000 to reflect this change in estimate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2007, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2006, and the related consolidated statements of income, shareholders’ investment, and cash flows for the year then ended (not presented herein) and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of SFAS 123(R) and SFAS 158. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 9, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in revenues or expenses, including estimates in cost reductions related to the integration of Broadspire Management Services, Inc.. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.
Additional written and oral forward-looking statements may be made by us from time to time in information provided to the Securities and Exchange Commission, press releases, our website, or otherwise.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are: declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign currency exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, the performance of sublessors under certain subleases related to our leased properties, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, and our integration of Broadspire Management Services, Inc. Therefore you should not place undue reliance on any forward-looking statements.

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
Business Overview
Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action and warranty inspections, and risk management information services. Our shares are traded on the New York Stock Exchange under the symbols CRDA and CRDB.
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
We perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by us as class action services. We also conduct inspections related to building component products ranging from class actions to warranty and product performance claims.
The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by the insurance underwriting cycle, weather-related events, general economic activity, and overall employment levels and associated workplace injury rates. Accordingly, we are limited in our ability to predict case volumes that may be referred to us in the future.
We generally earn our revenues for claims management services to property and casualty insurance companies and self-insured entities on an individual fee-per-claim basis. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain at least our existing share of the overall claim services market. During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles typically increase, sometimes quite dramatically.

This usually results in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.
The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized companies servicing the securities class action, bankruptcy, and product warranty and inspection markets. The demand for legal settlement administration services is not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues for legal settlement administration services are generally project based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.
Results of Consolidated Operations
Consolidated net income was $3.3 million for the three months ended March 31, 2007 compared to $5.8 million for the same period in 2006. Consolidated net income in the three months ended March 31, 2007 included a pre-tax charge of $730,000, or $447,000 after income tax, for additional employee severance costs associated with the restructuring of our Broadspire operating segment. Consolidated net income in 2007 also included a pre-tax gain of $4.0 million, or $2.4 million after income tax, on the disposal of our U.S. subrogation services unit.
With the exception of income taxes, net corporate interest expense, amortization of customer-relationships intangible assets, stock option expense, and other gains and expenses, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of our operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, and other gains and expenses.
Income Taxes
Taxes on income totaled $2.1 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. Our consolidated effective tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various international operations, and our ability to utilize net operating loss carryforwards in certain of our international subsidiaries. Our effective tax rate for financial reporting purposes for the first quarter of 2007 and 2006 was 38.8% and 35.4%, respectively. Our adoption of FIN 48 on January 1, 2007 increased our effective annual tax rate for 2007 by approximately 1.5%.
Net Corporate Interest Expense
Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Corporate interest expense totaled $4.8 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense was due to higher levels of outstanding borrowings and higher interest rates. Corporate interest income totaled $420,000 and $331,000 for the three months ended March 31, 2007 and 2006, respectively.

Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired during our 2006 acquisitions of Broadspire Management Services, Inc. and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.4 million for the three months ended March 31, 2007. There were no such expenses in the 2006 period.
Stock Option Expense
Stock option expense is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Most of our stock option grants that are subject to expense recognition under Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is allocated to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $295,000 and $266,000 was recognized during the three months ended March 31, 2007 and 2006, respectively, under the provisions of SFAS 123R.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for the office of the CEO and Board of Directors, relocation costs associated with the move of our Atlanta, Georgia home office facility, certain adjustments to our self-insured liabilities, and certain adjustments to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were net expense of $1.4 million for the three months ended March 31, 2007 and a net credit of $1.6 million for the same period in 2006.
Other Gains and Expenses
Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services unit to Trover for $5.0 million in cash and a potential future earnout of $1.4 million. This unit was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the upfront sales price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our employees were terminated and offered employment with Trover.
Concurrent with the sale, we also entered into a services agreement (the “agreement”) with Trover. Under the terms of this agreement, Trover will provide subrogation and recovery services to certain of our clients and we will receive royalties generated from these revenues earned by Trover. Due to the significance of this agreement in relationship to the disposed business unit, we have not reported the disposed business unit as discontinued operations.
Deposit on Sale of Corporate Headquarters and Deferred Gain
On June 30, 2006, we sold the land and building utilized as our corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2.8 million. The base sales price of $8.0 million was paid in cash at closing. Under the sales agreement, the $8.0 million base sales price is subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, we entered into a 12-month leaseback agreement for these same facilities. During the second quarter of 2007, we will relocate our corporate headquarters to other nearby leased facilities.
In accordance with the provisions of SFAS 98, “Accounting for Leases,” we deferred recognition of the gain related to this sale. Net of transaction costs, we expect to recognize a pre-tax gain of $4.9 million upon the expiration of the leaseback agreement on June 30, 2007. The gain of $4.9 million is based on the base sales price and does not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, we could ultimately realize a larger gain. We cannot predict the likelihood of any subsequent price revisions.
Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost. No adjustment to the carrying cost was required when this disposal group was classified as “held for sale” under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We do not hold legal title to these assets after June 30, 2006. However, at March 31, 2007 these assets are included in Prepaid Expenses and Other Current Assets on our Condensed Consolidated Balance Sheet at historical cost less accumulated depreciation in accordance with the provisions of SFAS 144. Pending recognition of the gain described above, the $8.0 million that we received from the buyer on June 30, 2006 is currently reported on our Condensed Consolidated Balance Sheet as a Deposit from Sale of Real Estate.
SEGMENT OPERATING RESULTS
Our operating segments, U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration, represent components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
Segment operating earnings (or loss), a non-GAAP financial measure, is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. Operating earnings is our segment measure of profit (loss) used for FASB Statement No. 131, “Disclosure about Segments of Enterprises and Related Information.” We believe this measure is useful to investors in that it allows them to evaluate our segment operating performance using the same criteria our management uses. Segment operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.
Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management, amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations, stock option expense relates to the non-cash cost related to historically granted stock options which are not allocated to our operating segments, and income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relates directly to the performance of our services or operating activities, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis. Certain other gains and expenses represent events (such as gain on disposals of real estate, gain on disposal of business, restructuring costs, and loss on early retirement of debt) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis. Unallocated corporate and shared costs represent expenses and credits related to certain executive management and Board of Directors’ functions, certain provisions to bad debt allowances or subsequent recoveries, such as those related to bankrupt clients, defined benefit pension costs for our frozen U.S. pension plan, and certain self insurance costs and recoveries that are not allocated to our individual operating segments.
In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statements of Income with no impact to our net income. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, and certain other gains and expenses.
Our discussion and analysis of operating expenses is comprised of two components. Direct Compensation and Fringe Benefits include all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable expense. Expenses Other Than Direct Compensation and Fringe Benefits include outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate overhead costs.
Allocated corporate and shared costs, including depreciation and amortization of computer hardware and software, are allocated to our operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings.
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net income, were as follows:

(in thousands)
Three Months Ended March 31,	2007	2006	% Change
Revenues before reimbursements:
U.S. Property & Casualty	$46,848	$61,861	(24.3%)
International Operations	83,940	70,500	19.1%
Broadspire	84,581	35,964	135.2%
Legal Settlement Administration	28,239	33,281	(15.1%)

Total, before reimbursements	243,608	201,606	20.8%
Reimbursements	18,984	20,066	(5.4%)

Total Revenues	$262,592	$221,672	18.5%

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$31,148	$38,049	(18.1%)
% of related revenues before reimbursements	66.5%	61.5%
International Operations	58,886	50,665	16.2%
% of related revenues before reimbursements	70.2%	71.9%
Broadspire	54,274	24,823	118.6%
% of related revenues before reimbursements	64.1%	69.0%
Legal Settlement Administration	13,538	12,510	8.2%
% of related revenues before reimbursements	48.0%	37.6%

Total	$157,846	$126,047	25.2%
% of Revenues before reimbursements	64.8%	62.5%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$13,361	$17,601	(24.1%)
% of related revenues before reimbursements	28.5%	28.5%
International	21,090	18,542	13.7%
% of related revenues before reimbursements	25.1%	26.3%
Broadspire Operations	30,766	16,834	82.8%
% of related revenues before reimbursements	36.4%	46.8%
Legal Settlement Administration	11,646	13,834	(15.8%)
% of related revenues before reimbursements	41.2%	41.6%

Total	76,863	66,811	15.0%
% of Revenues before reimbursements	31.6%	33.1%
Reimbursements	18,984	20,066	(5.4%)

Total	$95,847	$86,877	10.3%
% of Revenues	36.5%	39.2%
Operating Segment Earnings (Loss):
U.S. Property & Casualty	$2,339	$6,211	(62.3%)
% of related revenues before reimbursements	5.0%	10.0%
International Operations	3,964	1,293	206.6%
% of related revenues before reimbursements	4.7%	1.8%
Broadspire	(459)	(5,693)	91.9%
% of related revenues before reimbursements	(0.5%)	(15.8%)
Legal Settlement Administration	3,055	6,937	(56.0%)
% of related revenues before reimbursements	10.8%	20.8%
Add/(deduct):
Unallocated corporate and shared costs, net	(1,376)	1,569	187.7%
Net corporate interest expense	(4,368)	(998)	338.0%
Stock option expense	(295)	(266)	10.9%
Amortization of customer-relationship intangibles	(1,436)	—	100.0%
Other gains and expenses, net	3,978	—	100.0%
Income taxes	(2,095)	(3,205)	(34.6%)

Net income	$3,307	$5,848	(43.5%)

U.S. PROPERTY & CASUALTY
First quarter operating earnings for our U.S. Property & Casualty segment decreased from $6.2 million, or 10.0% of revenue before reimbursements, in 2006 to $2.3 million in 2007, representing an operating margin of 5.0% in 2007. This decline in the 2007 first quarter was primarily due to the decreases in revenues and incremental profits produced by our catastrophe adjusters.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company market. U.S. Property & Casualty revenues before reimbursements decreased 24.3% to $46.8 million for the three months ended March 31, 2007, compared to $61.9 million for the same 2006 period. Revenues generated by our catastrophe adjuster group were $1.9 million for the three months ended March 31, 2007, declining from $11.4 million in the same 2006 period when we were completing claims resulting from hurricanes Katrina, Rita and Wilma. There were no major hurricanes that impacted the U.S. in the 2006 fourth quarter which would have carried over into the 2007 first quarter. First quarter 2006 revenues also included $2.4 million produced by our investigation services business, which was sold in the 2006 third quarter. See the following analysis of U.S. Property & Casualty cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty operations were $2.5 million for the three months ended March 31, 2007, decreasing from $2.9 million in the comparable 2006 period. This decrease was primarily attributable to higher third-party costs incurred during 2006 as we completed certain large commercial claims resulting from hurricanes Katrina, Rita and Wilma.
Case Volume Analysis
U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the disposed investigations service business, increased overall by 0.8% in the three months ended March 31, 2007 compared to the same 2006 period. Despite the slight overall increase in unit volumes, revenues declined 25.1% from changes in the mix of services provided and in the rates charged for those services, resulting in a net 24.3% decrease in U.S. Property & Casualty revenues before reimbursements for the three months ended March 31, 2007. The decrease in revenue produced by our catastrophe adjusters and the increase in referrals of high-frequency, low-severity property and vehicle claims referred from our U.S. insurance company clients in 2007 decreased our average revenue per claim in the 2007 first quarter.
U.S. Property & Casualty unit volumes by major service line, as measured by cases received excluding dispositions, for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months ended
	March 31,	March 31,
(whole numbers)	2007	2006	Variance
Property	45,373	40,910	10.9%
Vehicle	30,189	26,755	12.8%
Casualty	23,857	27,630	(13.7%)
Catastrophe Services	1,590	5,422	(70.7%)
Workers’ Compensation and Other	5,289	4,717	12.1%

Total U.S. Property & Casualty Cases Received	106,298	105,434	0.8%

The increase in vehicle claims was primarily due to additional claims referred to us under a major contract entered into during 2006. The increase in property claims was due to the severe weather that impacted the midwest and northeast sections of the U.S. in the 2007 first quarter. The decline in casualty claims was due primarily to a reduction in claims from our existing clients. The decline in catastrophe services claims was due to an overall lack of catastrophic events in the first quarter of 2007.
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense as a percent of segment revenues before reimbursements increased to 66.5% in the three months ended March 31, 2007 compared to 61.5% in the same 2006 period. This increase was primarily due to an increase in operating capacity caused by a change in the mix of claims handled in the 2007 first quarter as low severity property and vehicle claims require less effort to complete and result in lower overall revenues. There was an average of 1,710 full-time equivalent employees (including 63 catastrophe adjusters) in the first three months of 2007, compared to an average of 2,143 employees (including 194 catastrophe adjusters) in the same 2006 period. The number of employees for the 2006 period included 114 employees in our investigations unit, which was sold on September 29, 2006.
U.S. Property & Casualty salaries and wages totaled $25.2 million for the three months ended March 31, 2007, decreasing 18.4% from $30.9 million in the comparable 2006 period, primarily as a result of the reduced number of catastrophe adjusters and employees in the disposed business. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $6.0 million in the three months ended March 31, 2007, decreasing from first quarter 2006 costs of $7.1 million due primarily to the reduced number of employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits did not change as a percentage of revenues before reimbursements for the three months ended March 31, 2007 compared to the same period in 2006. The decline in the actual dollar amount is due to lower office operating expenses as a result of the decline in employees.
BROADSPIRE
Operating results for the Broadspire segment for the three months ended March 31, 2006 exclude Broadspire Management Services Inc. (“BMSI”), which we acquired on October 31, 2006.
Our Broadspire segment recorded an operating loss of $459,000, or 0.5% of revenues, in the three months ended March 31, 2007, compared to an operating loss of $5.7 million, or 15.8% of revenues, in the same 2006 period. The improvement reflected incremental profits generated by the acquired BMSI and cost reduction initiatives started in November 2006. We have taken significant steps to reduce operating expenses in the combined Broadspire operations, primarily through staff reductions and consolidation of existing leased office locations.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place.

Broadspire segment revenues before reimbursements increased 135.2% to $84.6 million for the three months ended March 31, 2007, compared to $36.0 million for the 2006 period. The acquisition of BMSI contributed $49.6 million in revenues in the three months ended March 31, 2007. See the following analysis of Broadspire segment cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.4 million for the three months ended March 31, 2007, increasing from $836,000 in the comparable 2006 period. This increase was primarily attributable to the acquisition of BMSI.
Case Volume Analysis
Excluding the impact of the BMSI acquisition on 2007 cases received, unit volumes for the Broadspire segment, measured principally by cases received, decreased 9.1% from the 2006 first quarter to the 2007 first quarter. Our acquisition of BMSI increased Broadspire segment revenues by 137.8% in 2007. Revenues increased by 6.5% from changes in the mix of services provided by our former Crawford Integrated Services business (now part of the combined Broadspire segment) and in the rates charged for those services, resulting in a total 135.2% increase in Broadspire segment revenues before reimbursements from the 2006 first quarter to the 2007 first quarter.
Excluding the impact of the BMSI acquisition, Broadspire unit volumes by major service line, as measured by cases received, for the three months ended March 31, 2007 and 2006 were as follows:

(whole numbers)	2007	2006	Variance

Workers’ Compensation	20,598	24,116	(14.6%)
Casualty	18,482	19,405	(4.8%)
Other	5,377	5,400	(0.4%)

Total Broadspire Cases Received	44,457	48,921	(9.1%)

The declines in casualty and workers’ compensation claims in 2007 were primarily due to reductions in claims from our existing clients, only partially offset by net new business gains, and reflected a continuing decline in reported workplace injuries in the U.S. The acquisition of BMSI resulted in 30,922 claims being referred to us in the 2007 first quarter, which are not reflected in the above table.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, declined to 64.1% in the three months ended March 31, 2007, compared to 69.0% in the same 2006 period. This decrease primarily reflected the cost reduction initiatives we started in late 2006 when we acquired BMSI. As of April, 30 2007, a net of 400 positions, or approximately 12% of the Broadspire segment work force, have been consolidated. We estimate that these cost reductions will reduce annual expenses by approximately $28.7 million in 2007, with no negative impact on revenues. Average full-time equivalent employees totaled 2,808 in the first three months of 2007, up from 1,447 in the same 2006 period. The acquisition of BMSI added 1,548 full time equivalent employees in 2007.

Broadspire segment salaries and wages increased 123.6%, to $44.5 million in the three months ended March 31, 2007 from $19.9 million in the same 2006 period. This increase was primarily the result of additional compensation expense of $25.2 million in 2007 associated with the acquired BMSI business. Payroll taxes and fringe benefits for the Broadspire segment totaled $9.8 million in three months ended March 31, 2007, increasing 100.0% from 2006 costs of $4.9 million for the same comparable period, due primarily to the BMSI acquisition which added $5.4 million in payroll taxes and fringe benefits for the three months ended March 31, 2007.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of revenues before reimbursements to 36.4% for the three months ended March 31, 2007, from 46.8% in the same 2006 period. This decline was primarily due to better operating cost efficiency in the acquired BMSI as compared to the former Crawford Integrated Services operation. As part of the cost reduction initiatives implemented in this segment, we have started to close and consolidate approximately 35 leased Broadspire offices throughout the U.S. These office closures and consolidations will continue through 2009.
LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $3.1 million for the three months ended March 31, 2007, declining from $6.9 million in the same 2006 period with the related operating margin declining from 20.8% in the first three months of 2006 to 10.8% in the same 2007 period.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, warranties and inspections, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements declined 15.1% to $28.2 million in the three months ended March 31, 2007 compared to $33.3 million in the same 2006 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the three months ended March 31, 2007, we were awarded 35 new settlement administration assignments compared to 52 during the same period in 2006. At March 31, 2007 we had a backlog of projects awarded totaling approximately $31.1 million, compared to $35.6 million at March 31, 2006. Of the $31.1 million backlog at March 31, 2007, an estimated $28.1 million is expected to be recognized as revenues within the next twelve months.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $7.6 million for the three months ended March 31, 2007, declining from $9.2 million in the comparable 2006 period. This decrease was primarily attributable to higher out-of-pocket costs in 2006 related to certain securities class action settlements we were administering. The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us can vary, sometimes significantly.

Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements increased to 48.0% in the three months ended March 31, 2007 compared to 37.6% in the same 2006 period. This increase was primarily due to an increase in operating capacity during the 2007 quarter due to lower class action settlement activity. In addition, certain tasks previously outsourced by us are now being performed by our own employees, resulting in an increase in direct compensation costs in this segment. There was an average of 635 full-time equivalent employees in the first three month of 2007, compared to an average of 511 in the comparable 2006 period.
Legal Settlement Administration salaries and wages increased 4.7%, to $11.2 million for the three months ended March 31, 2007 from $10.7 million in the comparable 2006 period. This increase was primarily the result of the increase in full-time equivalent employees in 2007. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.4 million in the three months ended March 31, 2007, increasing 33.3% from first quarter 2006 costs of $1.8 million due to the increase in salaries and wages.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits declined slightly as a percent of related revenues before reimbursements to 41.2% in the three months ended March 31, 2007 from 41.6% in the same comparable 2006 period. This decline was due to the lower class action activity during 2007 and due to our decision to utilize more internal staff resources for certain tasks as opposed to outsourced service providers.
INTERNATIONAL OPERATIONS
Operating earnings in our International Operations segment improved to $4.0 million in the three months ended March 31, 2007, up significantly from last year’s first quarter operating earnings of $1.3 million. This improvement reflected an increase in the operating margin from 1.8% in first quarter of 2006 to 4.7% in the comparable 2007 quarter.
Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market.
Revenues before reimbursements from our International Operations increased 19.1%, from $70.5 million in the three months ended March 31, 2006 to $83.9 million in the same 2007 period. Compared to the 2006 first quarter, during the current quarter the U.S. dollar weakened against most major foreign currencies, resulting in a net exchange rate benefit in the current quarter. Excluding the benefit of exchange rate fluctuations, international revenues would have been $79.4 million in the three months ended March 31, 2007, reflecting growth in revenues on a constant dollar basis of 12.6%. This growth primarily reflected increased case referrals in the 2007 first quarter. Average revenue per claim decreased 23.6% during the 2007 period due to changes in the mix of services provided and in the rates charged for these services. The acquisition of Specialty Liability Services, Ltd. in the U.K. during the 2006 fourth quarter increased revenues by $2.0 million, or 2.8%, in the three months ended March 31, 2007.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased slightly to $7.4 million for the three months ended March 31, 2007, from $7.0 million in the same 2006 period due primarily to a weaker U.S. dollar during the current year.
Case Volume Analysis
Excluding the impact of acquisitions, International Operations unit volumes by region for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months ended
	March 31,	March 31,
(whole numbers)	2007	2006	Variance
United Kingdom	46,221	41,355	11.8%
Americas	50,809	29,381	72.9%
Continental Europe, Middle East, and Africa (“CEMEA”)	31,255	27,975	11.7%
Asia/Pacific	21,298	13,443	58.4%

Total International Cases Received	149,583	112,154	33.4%

The increases in the United Kingdom and CEMEA were primarily due to claims management agreements entered into during 2006. The increase in the Americas was primarily due to increases in high-frequency, low-severity claims in Brazil and increases in claims in Canada generated by severe weather in the 2007 first quarter. The increase in Asia-Pacific was due primarily to increases in high-frequency, low-severity claims in Singapore and vehicle claims in China.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, were 70.2% for the three months ended March 31, 2007 compared to 71.9% for the same period in 2006. This decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. There was an average of 3,554 full-time equivalent employees in the first three months of 2007 compared to an average of 3,357 in the same 2006 period.
Salaries and wages of International Operations segment personnel increased to $49.4 million for the three months ended March 31, 2007, from $41.4 million in the same 2006 period. The increase is primarily related to the increase in employees and a weaker U.S. dollar during the current quarter. Payroll taxes and fringe benefits for International Operations segment totaled $9.5 million for the three months ended March 31, 2007, compared to $9.3 million for the same period in 2006, primarily due to the higher salaries and wages and a weaker U.S. dollar during the current quarter.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than direct compensation and related payroll taxes and fringe benefits were 25.1% of international revenues before reimbursements for the three months ended March 31, 2007, down from 26.3% for the same period in 2006, primarily due to increased operational efficiency through our ability to service additional revenue without adding a proportionate amount of additional costs.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2007, our working capital balance (current assets less current liabilities) was $110.3 million, an increase from the December 31, 2006 balance of $99.9 million. Cash and cash equivalents totaled $35.1 million at March 31, 2007 and $61.7 million at December 31, 2006. During the first quarter of 2007, we sold a $5 million short-term investment.
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $32.2 million in the three months ended March 31, 2007 compared to net cash provided by operating activities of $8.5 million in the same period of 2006. This change was primarily due to growth in receivables during the 2007 period and the payment of retirement plan contributions, other recurring annual payments and accrued liabilities assumed in the Broadspire Management Services, Inc. acquisition. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $3.3 million in the three months ended March 31, 2007 compared to net cash used in investing activities of $5.6 million in the same period of 2006. During the current quarter, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services unit.
Cash Provided by Financing Activities
Net cash provided by financing activities increased by $1.2 million, from $157,000 in the three months ended March 31, 2006 to $1.4 million in the same period of 2007. This net increase was due to the absence of dividend payments in the current quarter, partially offset by a smaller increase in net new borrowings under our revolving credit facilities, primarily in our International Operations.
During the three months ended March 31, 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of March 31, 2007, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our credit agreement.
Other Matters Concerning Liquidity, Capital Resources, and Financial Condition
We maintain a committed $100.0 million revolving credit line with a syndication of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $21.1 million committed under the letter of credit facility, the balance of our unused line of credit totaled $53.1 million at March 31, 2007. Our short-term debt obligations typically peak during the first quarter and generally decline during the balance of the year. Short-term borrowings outstanding, including bank overdraft facilities, as of March 31, 2007 totaled $30.4 million, increasing from $27.8 million at the end of 2006. Long-term borrowings outstanding, including current installments and capital leases, totaled $201.0 million as of March 31, 2007, compared to $201.7 million at December 31, 2006. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.
We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.
We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations. We have not engaged in any hedging activities to compensate for the effect of interest rate fluctuations on our variable rate long-term and short-term borrowings. We are currently evaluating options available to us to enter into hedging agreements that may offer us some protection if interest rates increase on borrowings outstanding under our secured credit agreement.
Shareholders’ investment at March 31, 2007 was $219.1 million, compared to $211.2 million at December 31, 2006. This increase was the result of comprehensive income (which includes net income, net positive foreign currency translations, and reclassification of amortization under SFAS 158 for retirement plans) partially offset by the cumulative effect of adopting FIN 48 on January 1, 2007.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates since December 31, 2006 except for the adoption of FIN 48 and its impact on our effective tax rate used for financial reporting purposes. For additional discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2007 is provided in Notes 2 and 8 to our condensed consolidated financial statements contained in this Form 10-Q.

Pending Adoption of New Accounting Standards
Additional information related to pending adoption of new accounting standards is provided in Note 3 to our condensed consolidated financial statements contained in this Form 10-Q.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Future Dividend Payments
Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our Credit Agreement dated October 31, 2006. The covenants in our Credit Agreement limit dividend payments to shareholders to $12.5 million in any 12-month period once certain leverage and fixed charge coverage ratios are met. Based on our anticipated future operating performance and the application of these leverage and fixed charge coverage ratios, we do not anticipate paying dividends to shareholders until at least the 2008 first quarter.
Legal Proceedings
As disclosed in Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements, we have potential exposure to certain legal and regulatory matters.
Contingent Payments
We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2007 under existing earnout agreements would approximate $6.6 million through 2010, as follows: 2007 – none; 2008 – $769,000; 2009 — $5,113,000; and 2010 — $779,000.
Credit Agreement and Debt Covenants
Our Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments, loans, sales and leasebacks, dividends and distributions, and other fundamental changes. In addition, the Credit Agreement requires us to meet certain financial tests. For more information on our debt covenants, see note 5, “Term Loans and Revolving Credit Facility,” to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
The covenants in the Credit Agreement also place certain restrictions on our ability to pay dividends to shareholders, including a $12,500,000 limit on dividend payments in any 12-month period.

We are currently in compliance with these debt covenants. If we do not meet the covenant requirements in the future, we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for 2007, we expect to remain in compliance with the financial covenants contained in the Credit Agreement throughout 2007. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.
At March 31, 2007, a total of $225,292,000 was outstanding under our Credit Agreement. In addition, commitments under letters of credit totaling $21,087,000 were outstanding at March 31, 2007 under the letters of credit subfacility of the Credit Agreement. These letter of credit commitments were for our own obligations. Including $21,087,000 committed under the letter of credit facility, the unused balance of the revolving credit facility totaled $53,096,000 at March 31, 2007.
Off-Balance Sheet Arrangements
At March 31, 2007, we have not entered into any off-balance sheet arrangements that could materially impact our operations, financial conditions, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal matters, see Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q which is incorporated into this Item 1 by reference.
Item 6. Exhibits
See Index to Exhibits beginning on page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)
Date: May 9, 2007	/s/ Thomas W. Crawford
Thomas W. Crawford
President and Chief Executive Officer (Principal Executive Officer) and Director

Date: May 9, 2007	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended April 23, 1991 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 6, 2005)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the three months ended March 31, 2004)

10.1	First Amendment to Credit Agreement and Security Agreement and Limited Waiver (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2007)

*10.2	2007 Non-Employee Director Stock Option Plan, approved March 14, 2007 and ratified by the Registrant’s shareholders on May 3, 2007 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2007)

*10.3	2007 Management Team Incentive Compensation Plan, approved March 14, 2007 and ratified by the Registrant’s shareholders on May 3, 2007 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2007)

*10.4	Severance Agreement and Release between Registrant and Robert R. Kulbick, effective January 19, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

*10.5	Terms of Employment Agreement, dated March 26, 2007, between Registrant and Dennis Replogle

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies each managment contract or compensatory plan required to be filed.