Form 10-Q
period 2007-06-30
CRAWFORD & CO
filed 2007-08-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number 1-10356
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification No.)

1001 Summit Blvd. Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)
(404) 300-1000
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
Yes ☐      No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007 was as follows:
Class A Common Stock, $1.00 par value: 25,897,748
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
June 30, 2007

Part 1 — Financial Information
Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	Six months ended
	June 30,	June 30,
	2007	2006

Revenues:

Revenues before reimbursements	$484,145	$394,209
Reimbursements	34,678	37,230

Total revenues	518,823	431,439

Costs and Expenses:

Cost of services provided, before reimbursements	361,656	304,959
Reimbursements	34,678	37,230

Total cost of services	396,334	342,189

Selling, general, and administrative expenses	107,816	72,032

Corporate interest expense, net of interest income of $910 and $1,103, respectively	8,600	1,592

Total Costs and Expenses	512,750	415,813

Gain on disposal of subrogation business	3,980	—
Gain on sale of former corporate headquarters	4,844	—

Income before Income Taxes	14,897	15,626

Provision for Income Taxes	5,538	5,565

Net Income	$9,359	$10,061

Earnings Per Share:
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,397	49,137
Diluted Earnings Per Share	50,526	49,318

Cash Dividends Per Share:
Class A Common Stock	$0.00	$0.12
Class B Common Stock	$0.00	$0.12

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share amounts)

	Three months ended
	June 30,	June 30,
	2007	2006

Revenues:

Revenues before reimbursements	$240,537	$192,603
Reimbursements	15,694	17,164

Total revenues	256,231	209,767

Costs and Expenses:

Cost of services provided, before reimbursements	178,949	148,483
Reimbursements	15,694	17,164

Total cost of services	194,643	165,647

Selling, general, and administrative expenses	52,705	36,953

Corporate interest expense, net of interest income of $490 and $772, respectively	4,232	594

Total Costs and Expenses	251,580	203,194

Gain on sale of former corporate headquarters	4,844	—

Income before Income Taxes	9,495	6,573

Provision for Income Taxes	3,443	2,360

Net Income	$6,052	$4,213

Earnings Per Share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,404	49,286
Diluted Earnings Per Share	50,580	49,396

Cash Dividends Per Share:
Class A Common Stock	$0.00	$0.06
Class B Common Stock	$0.00	$0.06

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

		*
	June 30,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$45,723	$61,674
Short-term investment	—	5,000
Accounts receivable, less allowance for doubtful accounts of $17,537 in 2007 and $15,319 in 2006	180,416	178,447
Unbilled revenues, at estimated billable amounts	132,232	117,098
Prepaid expenses and other current assets	16,900	19,924

Total current assets	375,271	382,143

Property and Equipment:
Property and equipment, at cost	152,624	140,729
Less accumulated depreciation	(106,270)	(99,845)

Net property and equipment	46,354	40,884

Other Assets:
Goodwill	265,674	256,700
Intangible assets arising from business acquisitions, net	121,760	127,869
Capitalized software costs, net	37,562	36,903
Deferred income tax assets	8,260	13,498
Other	31,146	34,991

Total other assets	464,402	469,961

TOTAL ASSETS	$886,027	$892,988

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(Unaudited)
(In thousands)

		*
	June 30,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$29,201	$27,795
Accounts payable	36,237	42,262
Accrued compensation and related costs	57,480	64,636
Deposit from sale of real estate	—	8,000
Deferred revenues	66,011	68,359
Self-insured risks	19,165	21,722
Accrued income taxes currently payable	1,066	—
Deferred income taxes	858	363
Other accrued liabilities	57,632	46,526
Notes payable and capital leases	7,524	2,621

Total current liabilities	275,174	282,284

Noncurrent Liabilities:
Notes payable and capital leases, net of current portions	187,945	199,044
Deferred revenues	66,785	77,110
Self-insured risks	15,513	12,338
Accrued pension liabilities	87,910	90,058
Post-retirement medical benefit obligation	2,517	2,440
Other	12,183	14,019

Total noncurrent liabilities	372,853	395,009

Minority interest in equity of consolidated affiliates	4,982	4,544

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 25,790 and 25,741 shares issued and outstanding in 2007 and 2006, respectively	25,790	25,741
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2007 and 2006	24,697	24,697
Additional paid-in capital	17,086	15,468
Retained earnings	217,037	207,891
Accumulated other comprehensive loss	(51,592)	(62,646)

Total shareholders’ investment	233,018	211,151

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$886,027	$892,988

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six months ended
	June 30,	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net income	$9,359	$10,061
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,540	9,484
Loss on sales of property and equipment, net	501	32
Stock-based compensation	1,569	1,248
Gain on sale of subrogation unit	(3,980)	—
Gain on 2006 sale of former corporate headquarters	(4,844)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	5,133	(11,335)
Unbilled revenues, net	(10,704)	10,999
Accrued or prepaid income taxes	8,102	6,433
Accounts payable and accrued liabilities	(12,228)	(12,808)
Deferred revenues	(12,901)	6,124
Accrued retirement costs	(596)	240
Prepaid expenses and other assets	(311)	(1,325)

Net cash (used in) provided by operating activities	(6,360)	19,153

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(6,973)	(5,651)
Proceeds from sales of property and equipment	438	99
Capitalization of computer software costs	(5,043)	(4,606)
Proceeds from sale of investment security	5,000	—
Proceeds from sale of subrogation unit	5,000	—
Deposit received on sale of real estate	—	8,000
Other investing activities	(1,284)	(388)

Net cash used in investing activities	(2,862)	(2,546)

Cash Flows From Financing Activities:
Dividends paid	—	(5,900)
Other financing activities, net	19	1,281
Short-term borrowings	9,143	6,797
Payments on short-term borrowings	(10,216)	(5,381)
Payments on long-term debt and capital lease obligations	(6,328)	(721)

Net cash used in financing activities	(7,382)	(3,924)

Effect of exchange rate changes on cash and cash equivalents	653	449

(Decrease) increase in cash and cash equivalents	(15,951)	13,132
Cash and cash equivalents at beginning of period	61,674	46,848

Cash and cash equivalents at end of period	$45,723	$59,980

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the United States (“U.S.”) Securities and Exchange Commission’s (“SEC”) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or other future periods.
The Condensed Consolidated Balance Sheet presented herein as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
2. Adoption of New Accounting Standards
FIN 48
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 resulted in a $214,000 charge to the Company’s retained earnings (a component of shareholders’ investment) on January 1, 2007. See Note 9, Income Taxes.
3. Pending Adoption of Recently Issued Accounting Standards
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
financial statements issued for years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations, or cash flows.
SFAS 159
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to voluntarily measure many financial instruments and certain other items at fair value. SFAS 159’s overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for years beginning after November 15, 2007. The Company has not determined what effect, if any, the adoption of SFAS 159 may have on the consolidated financial condition, results of operations, or cash flows of the Company upon adoption.
4. Derivatives
In May 2007, the Company entered into a three-year interest rate swap agreement which effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and related guidance, the Company has designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount is reduced over the three-year term of the swap to match the expected repayment of the Company’s outstanding debt. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company manages exposure to counterparty credit risk through minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. The Company bases the fair value of its derivative instrument on market pricing. Fair value represents the net amount required for the Company to terminate the position, taking into consideration market rates and counterparty credit risk. At June 30, 2007, the fair value of the interest rate swap and the amount expected to be reclassified from accumulated other comprehensive loss into earnings were not material.
5. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted-average number of total

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Below is the calculation of basic and diluted EPS for the quarters and six months ended June 30, 2007 and 2006:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except earnings per share )	2007	2006	2007	2006

Net income available to common shareholders	$6,052	$4,213	$9,359	$10,061

Weighted-average common shares outstanding	50,471	49,334	50,458	49,163
Less: Weighted-average unvested common shares outstanding	67	48	61	26

Weighted-average common shares used to compute basic earnings per share	50,404	49,286	50,397	49,137

Dilutive effects of stock-based compensation plans	176	110	129	181

Weighted-average common shares used to compute diluted earnings per share	50,580	49,396	50,526	49,318

Basic earnings per share	$0.12	$0.09	$0.19	$0.20

Diluted earnings per share	$0.12	$0.09	$0.19	$0.20

Certain stock options are antidilutive. Options to purchase 2,422,955 shares of the Company’s Class A common stock at exercise prices ranging from $6.36 to $19.13 per share were outstanding at June 30, 2007 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s Class A common stock during the second quarter of 2007. Additional options to purchase 25,000 shares of the Company’s Class A common stock at an exercise price of $5.60 were outstanding at June 30, 2007 but were not included in the computation of diluted EPS because the options’ exercise price, when added to the average unearned compensation costs, was greater than the average market price of the Company’s Class A common stock during the second quarter of 2007.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Comprehensive Income
For the quarter and six months ended June 30, 2007, comprehensive income for the Company consisted of net income, amortization of unrecognized retirement plan costs, change in fair value of the effective portion of the Company’s interest rate swap, and net foreign currency translation adjustments. For the quarter and six months ended June 30, 2006, comprehensive income for the Company consisted of net income and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and six months ended June 30, 2007 and 2006:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Net income	$6,052	$4,213	$9,359	$10,061
Amortization of unrecognized retirement plans cost	1,157	—	2,450	—
Change in fair value of interest rate swap	94	—	94	—
Foreign currency translation adjustments, net	5,648	2,628	8,510	2,050

Total Comprehensive Income	$12,951	$6,841	$20,413	$12,111

7. Recognition of Deferred Gain on Sale of the Company’s Former Corporate Headquarters
On June 30, 2006, the Company sold the land and building utilized as its former corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sale price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sale price is potentially subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, the Company entered into a 12- month leaseback agreement for this same facility. During the second quarter of 2007, the Company relocated its corporate headquarters to another nearby leased facility.
Under SFAS 98, “Accounting for Leases,” the Company initially deferred recognition of the gain related to this sale until the leaseback agreement expired on June 30, 2007. Net of transaction costs, a pre-tax gain of $4,844,000 was recognized by the Company in the quarter ended June 30, 2007 upon expiration of the leaseback agreement and completion of the move to the new corporate headquarters location. The gain of $4,844,000 was based on the base sale price and does not include any amount for the potential upward revision of the sale price. Should such revision subsequently occur, the Company could ultimately realize a larger gain. The Company cannot predict the likelihood of any subsequent price revisions. Prior to the sale, this disposal group of assets had a fair value that exceeded its depreciated cost, thus no adjustment to the carrying cost was required when this disposal group was classified as “held for sale” on June 30, 2006 under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Defined Benefit Pension Plans
Net periodic benefit costs related to the Company’s defined benefit pension plans for the quarters and six months ended June 30, 2007 and 2006 included the following components:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$670	$660	$1,316	$1,261
Interest cost	8,742	8,169	17,379	16,110
Expected return on assets	(9,597)	(9,114)	(19,056)	(17,914)
Recognized net actuarial loss	2,058	2,525	4,082	5,009

Net periodic benefit cost	$1,873	$2,240	$3,721	$4,466

9. Income Taxes
The Company’s consolidated effective income tax may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of the Company’s international subsidiaries, and changes in amounts recorded related to uncertain income tax provisions. At June 30, 2007, the Company’s estimates that its effective annual income tax rate for 2007 will be 38.3% before considering any discrete items that may affect our tax rate in future periods. For the year ended December 31, 2006, the Company’s effective income tax rate was 37.6%.
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
The adoption of FIN 48 resulted in a $214,000 charge to the Company’s retained earnings that was reported as a cumulative effect adjustment for a change in accounting principle at January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $5,541,000, which did not change significantly during the quarter and six months ended June 30, 2007.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Included in the total unrecognized tax benefits at January 1, 2007 and June 30, 2007 were $5,541,000 and $5,476,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1,325,000 and $1,481,000 for the payment of interest at January 1, 2007 and June 30, 2007, respectively. The Company did not have any amounts accrued for penalties at January 1, 2007 or June 30, 2007.
The Company is subject to taxation in the U.S., various states within the U.S., and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination by those authorities for the tax years before 2001. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. income tax return in the second quarter of 2007. It is reasonably possible that the amount of unrecognized tax benefits may change in the next twelve months as a result of the expiration of statutes of limitation or due to the resolution of various audits and appeals. If such events occur, the Company may recognize tax benefits of $400,000 to $1,000,000.
10. Segment Information
The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the U.S. property and casualty insurance company market, International Operations which serves the property and casualty insurance company markets outside of the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement, product warranties and inspections, and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit (loss) based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other expenses and gains. Historical information has been revised to conform to the current presentation of our realigned reportable segments. Effective January 1, 2007, management changed its method of allocating corporate overhead costs to each of its operating segments. Prior periods were restated on the same basis as the new allocation method.
Financial information for the quarters and six months ended June 30, 2007 and 2006 covering the Company’s reportable segments is presented below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Revenues before reimbursements:
U.S. Property & Casualty	$43,924	$51,685	$90,772	$113,546
International Operations	88,655	73,861	172,595	144,361
Broadspire	82,985	36,149	167,566	72,113
Legal Settlement Administration	24,973	30,908	53,212	64,189

Total Segment Revenues before Reimbursements	240,537	192,603	484,145	394,209
Reimbursements	15,694	17,164	34,678	37,230

Total Revenues	$256,231	$209,767	$518,823	$431,439

Operating Earnings (Loss):
U.S. Property & Casualty	$510	$3,005	$2,849	$9,216
International Operations	4,566	2,818	8,530	4,111
Broadspire	2,959	(5,226)	2,500	(10,919)
Legal Settlement Administration	3,353	6,323	6,408	13,260

Total Segment Operating Earnings	11,388	6,920	20,287	15,668

Add/(deduct):
Unallocated corporate and shared cost, net	(652)	598	(2,030)	2,167
Other gains	4,844	—	8,824	—
Amortization of customer-relationship intangible assets	(1,507)	—	(2,943)	—
Stock option expense	(346)	(351)	(641)	(617)
Net corporate interest expense	(4,232)	(594)	(8,600)	(1,592)

Income before Income Taxes	$9,495	$6,573	$14,897	$15,626

11. Commitments and Contingencies
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
The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary since they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after June 30, 2007 under existing earnout agreements are expected to approximate $7.1 million through 2010, as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2007	2008	2009	2010
$461,000	$781,000	$5,050,000	$792,000
12. Disposition and Acquisitions of Businesses
Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing plus a potential future earnout of approximately $1,400,000. This business was part of the Company’s U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,980,000, or $0.05 per share after income taxes, based on the $5,000,000 initial sales price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company also entered into a services agreement (the “Agreement”) with the buyer. Under the terms of this Agreement, the buyer will provide subrogation and recovery services to certain clients of the Company and the Company will receive an administrative fee from these revenues earned by the buyer. The financial results of the subrogation services business are included in the Company’s consolidated financial statements through the effective date of sale, and due to the significance of the Agreement with the buyer in relationship to the disposed business, the Company has not reported the disposed business as discontinued operations in its consolidated financial statements. Revenues before reimbursements for the sold subrogation services business for the quarter ended June 30, 2006 were $599,000, and for the six months ended June 30, 2007 and 2006 were $375,000 and $1.2 million, respectively.
During the six-month period ended June 30, 2007, the Company increased goodwill by $3,359,000 related to the Company’s October 31, 2006 acquisition of Broadspire Management Services, Inc. (“BMSI”). This adjustment was for additional direct acquisition costs and to adjust the fair values of certain assets purchased and liabilities assumed in the acquisition. The estimated fair values of assets acquired and liabilities assumed for BMSI at the date of acquisition remain subject to a working capital adjustment.
During the six months ended June 30, 2007, the Company revised the estimated values assigned to the e-Triage.com, Inc. (“e-Triage”) intangible assets resulting from the Company’s October 30, 2006 acquisition of e-Triage. These revised estimates are based on values determined by an independent appraisal firm. As a result, the amount assigned to the e-Triage trademark intangible asset was adjusted from $1,299,000 to $600,000 and technology-based intangible assets were adjusted from $6,497,000 to $3,800,000. Goodwill associated with the e-Triage acquisition increased from $4,015,000 at December 31, 2006 to $6,136,000 at June 30, 2007.
13. Amended Credit Agreement
The Company’s secured Credit Agreement executed on October 31, 2006 (as amended) provides for a maximum available borrowing capacity of $310,000,000, comprised of (i) a term loan facility in the initial principal amount of $210,000,000 and (ii) a revolving credit facility in the principal amount of $100,000,000 which includes a swingline subfacility, a letter of credit

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED
subfacility, and a foreign currency sublimit. On July 5, 2007, the Company entered into an amendment to the Credit Agreement that lowered the variable interest rate for the term loan facility to LIBOR plus 2.25%. In certain circumstances noted in the amended Credit Agreement, this 2.25% spread over LIBOR could be lowered in the future to a spread of 2.00%. Prior to the amendment of July 5, 2007, the variable interest rate on the term loan was LIBOR plus 2.50%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
August 7, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in revenues or expenses, including estimates in cost reductions related to the integration of Broadspire Management Services, Inc. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.
Additional written and oral forward-looking statements may be made by us from time to time in information provided to the Securities and Exchange Commission, press releases, our website, or otherwise.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are: declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign currency exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, the performance of sublessors under certain subleases related to our leased properties, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, and our integration of Broadspire Management Services, Inc. (“BMSI”). Therefore you should not place undue reliance on any forward-looking statements.

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
Business Overview
Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action settlement and warranty inspections, and risk management information services. Our shares are traded on the New York Stock Exchange under the symbols CRDA and CRDB.
Insurance companies, which represent the major source of our revenues, customarily manage their own claims administration function but require certain services which we provide, primarily field investigation and evaluation of property and casualty insurance claims.
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
We perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by us as class action services. We also conduct inspections related to building component products in various contexts ranging from class actions to warranty and product performance claims.
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
We generally earn our revenues on an individual fee-per-claim basis for claims management services provided to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claims referred to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain at least our existing share of the overall claim services market. During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claims volumes, which reduces claims referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.
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
Results of Consolidated Operations
Consolidated net income was $6.1 million and $4.2 million for the quarters ended June 30, 2007 and 2006, respectively, and $9.4 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively. Consolidated net income for the quarter and six months ended June 30, 2007 included a pretax gain of $4.8 million, or $3.0 million after tax, related to the June 30, 2006 sale of our former corporate headquarters. This gain was initially deferred pending the expiration of a leaseback arrangement related to that facility which expired June 30, 2007. Consolidated net income for the six months ended June 30, 2007 also included a pre-tax gain of $4.0 million, or $2.5 million after tax, from the sale of our U.S. subrogation services unit in February 2007.
With the exception of income taxes, net corporate interest expense, amortization of customer-relationships intangible assets, stock option expense, unallocated corporate and shared costs, and other gains, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of our operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains.
Income Taxes
The provision for income taxes totaled $3.4 million and $2.4 million for the quarters ended June 30, 2007 and 2006, respectively, and $5.5 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively. Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various international operations, our ability to utilize net operating loss carryforwards in certain of our international subsidiaries, and changes in amounts recorded related to uncertain income tax positions. At June 30, 2007, we estimate that our effective annual income tax rate for 2007 will be 38.3% before considering any discrete items that may affect our tax rate in future periods. For the year ended December 31, 2006, our effective income tax rate was 37.6%.

Net Corporate Interest Expense
Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and short-term investments. Interest expense will also be impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $4.7 million and $1.4 million for the quarters ended June 30, 2007 and 2006, respectively, and $9.5 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense was due to higher levels of outstanding borrowings and higher interest rates. Corporate interest income totaled $490,000 and $772,000 for the quarters ended June 30, 2007 and 2006, respectively, and $910,000 and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired during our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $2.9 million for the quarter and six months ended June 30, 2007, respectively. Such amortization is included in Selling, General, and Administrative expenses in our condensed consolidated statements of income. There were no such expenses in the 2006 periods.
Stock Option Expense
Stock option expense is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Most of our stock option grants that are subject to expense recognition under SFAS No. 123-R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is allocated to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $346,000 and $351,000 was recognized during the quarters ended June 30, 2007 and 2006, respectively, and $641,000 and $617,000 for the six months ended June 30, 2007 and 2006, respectively, under the provisions of SFAS 123R.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for the office of the CEO and Board of Directors, relocation costs associated with the move of our Atlanta, Georgia headquarters facility, certain adjustments to our self-insured liabilities, certain internal-use software, and certain adjustments to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were a net expense of $652,000 and $2.0 million for the quarter and six months ended June 30, 2007, respectively, and a net credit of $598,000 and $2.2 million for the same 2006 periods, respectively. The variances in the quarter and year-to-date periods were due primarily to corporate information technology employees working on fewer internal-use software development projects, additional rent and relocation costs associated with the move of our corporate headquarters facility, and adjustments to our self-insured liabilities.

Other Gains
Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services unit to Trover for $5.0 million in cash and a potential future earnout of $1.4 million. This unit was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the initial sales price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our subrogation services employees were offered employment with Trover. Concurrent with the sale, we also entered into a services agreement (the “Agreement”) with Trover. Under the terms of this Agreement, Trover will provide subrogation and recovery services to certain of our clients and we will receive an administrative fee generated from these revenues earned by Trover. Due to the significance of this Agreement in relationship to the disposed business unit, we have not reported the disposed business unit as a discontinued operation.
On June 30, 2006 we sold the land and building utilized as our former corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2.8 million. The base sales price of $8.0 million was paid in cash at closing. Under the sales agreement, the $8.0 million base sales price is subject to potential upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, we entered into a 12-month leaseback agreement for these same facilities. During the second quarter of 2007, we relocated our corporate headquarters to another nearby leased facility. In accordance with the provisions of SFAS 98, “Accounting for Leases,” we initially deferred recognition of the gain related to this sale until the leaseback agreement expired on June 30, 2007. Net of transaction costs, a pre-tax gain of $4.8 million was recognized in the quarter ended June 30, 2007 upon expiration of the leaseback agreement. The pre-tax gain of $4.8 million was based on the base sales price and did not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, we could ultimately realize a larger gain. We cannot predict the likelihood of any subsequent price revisions.
SEGMENT OPERATING RESULTS
Our operating segments, U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration, represent components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
Segment operating earnings (or loss), a non-GAAP financial measure, is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. Segment operating earnings is our segment measure of profit (loss) required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information.” We believe this measure is useful to investors in that it allows them to evaluate our segment operating performance using the same criteria our management uses. Segment operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.
Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management, amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations, stock option expense is the non-cash cost related to historically granted stock options which are not allocated to our operating segments, and income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relates directly to the performance of our services or operating activities, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis. Certain other gains and expenses represent events (such as gain on disposals of real estate, gain on disposal of businesses, restructuring costs, and loss on early retirement of debt) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis. Unallocated corporate and shared costs represent expenses and credits related to certain executive management and Board of Directors’ functions, certain provisions to bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs for our frozen U.S. pension plan, certain internal-use software, and certain self insurance costs and recoveries that are not allocated to our individual operating segments.
In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statements of Income with no impact to our net income. Except where noted, revenue amounts exclude reimbursements for out-of-pocket expenses. Expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains, and unallocated corporate and shared costs/credits.
Our discussion and analysis of operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” include all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable expense. “Expenses Other Than Direct Compensation and Fringe Benefits” include outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate overhead costs.
Allocated corporate and shared costs are allocated to our operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. Effective January 1, 2007, we changed our method of allocating corporate overhead and shared costs to each of our operating segments. Prior periods were restated on the same basis as the new allocation method.
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to consolidated net income, were as follows:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Revenues before reimbursements:
U.S. Property & Casualty	$43,924	$51,685	$90,772	$113,546
International Operations	88,655	73,861	172,595	144,361
Broadspire	82,985	36,149	167,566	72,113
Legal Settlement Administration	24,973	30,908	53,212	64,189

Total, before reimbursements	240,537	192,603	484,145	394,209
Reimbursements	15,694	17,164	34,678	37,230

Total	$256,231	$209,767	$518,823	$431,439

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$29,537	$33,797	$60,685	$71,846
% of related revenues before reimbursements	67.2%	65.4%	66.9%	63.3%
International Operations	62,857	51,732	121,743	102,397
% of related revenues before reimbursements	70.9%	70.1%	70.6%	71.0%
Broadspire	49,086	24,423	103,360	49,246
% of related revenues before reimbursements	59.1%	67.6%	61.7%	68.2%
Legal Settlement Administration	13,141	12,335	26,679	24,845
% of related revenues before reimbursements	52.6%	39.9%	50.2%	38.7%

Total	$154,621	$122,287	$312,467	$248,334
% of Revenues before reimbursements	64.3%	63.5%	64.5%	63.0%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$13,877	$14,883	$27,238	$32,484
% of related revenues before reimbursements	31.6%	28.8%	30.0%	28.6%
International Operations	21,232	19,311	42,322	37,853
% of related revenues before reimbursements	23.9%	26.1%	24.5%	26.2%
Broadspire	30,940	16,952	61,706	33,786
% of related revenues before reimbursements	37.3%	46.9%	36.8%	46.9%
Legal Settlement Administration	8,479	12,250	20,125	26,084
% of related revenues before reimbursements	34.0%	39.6%	37.8%	40.6%

Total	$74,528	$63,396	$151,391	$130,207
% of Revenues before reimbursements	31.0%	32.9%	31.3%	33.0%
Reimbursements	15,694	17,164	34,678	37,230

Total	$90,222	$80,560	$186,069	$167,437
% of Revenues	35.2%	38.4%	35.9%	38.8%

Operating Segment Earnings (Loss):
U.S. Property & Casualty	$510	$3,005	$2,849	$9,216
% of related revenues before reimbursements	1.2%	5.8%	3.1%	8.1%
International Operations	4,566	2,818	8,530	4,111
% of related revenues before reimbursements	5.2%	3.8%	4.9%	2.8%
Broadspire	2,959	(5,226)	2,500	(10,919)
% of related revenues before reimbursements	3.6%	(14.5%)	1.5%	(15.1%)
Legal Settlement Administration	3,353	6,323	6,408	13,260
% of related revenues before reimbursements	13.4%	20.5%	12.0%	20.7%

Add/(deduct):
Unallocated corporate and shared costs, net	(652)	598	(2,030)	2,167
Net corporate interest expense	(4,232)	(594)	(8,600)	(1,592)
Stock option expense	(346)	(351)	(641)	(617)
Amortization of customer-relationship intangibles	(1,507)	—	(2,943)	—
Other gains	4,844	—	8,824	—
Income taxes	(3,443)	(2,360)	(5,538)	(5,565)

Net Income	$6,052	$4,213	$9,359	$10,061

U.S. PROPERTY & CASUALTY
Second quarter operating earnings for our U.S. Property & Casualty segment decreased from $3.0 million, or 5.8% of segment revenue before reimbursements, in 2006 to $510,000 in 2007, representing an operating margin of 1.2%. The decline for the quarter and six months ended June 30, 2007 was primarily due to the decrease in revenues and incremental profits produced by our catastrophe adjusters.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company market.
U.S. Property & Casualty revenues before reimbursements decreased 15.0% to $43.9 million for the quarter ended June 30, 2007, compared to $51.7 million in the comparable 2006 period. Revenues decreased 20.1% to $90.8 million for the six months ended June 30, 2007, compared to $113.5 million in the comparable 2006 period. These declines were due to lower industry-wide claim volumes, reduced catastrophic claims activity, and the sales of our subrogation services business in the first quarter of 2007 and our investigation services business in the third quarter of 2006. Revenues generated by our catastrophe adjuster group were $1.3 million and $3.1 million for the quarter and six months ended June 30, 2007, respectively, declining from $5.6 million and $16.9 million in the comparable 2006 periods when we were responding to catastrophic claims in the northeastern and midwestern U.S. and completing claims resulting from 2005 hurricanes Katrina, Rita and Wilma. There were no major hurricanes impacting the U.S. in the second half of 2006, and thus 2007 revenues were not significantly impacted by carryover claims from the mild 2006 hurricane season. U.S. Property & Casualty revenues included $2.1 million and $4.6 million produced by our investigation services business for the 2006 second quarter and year-to-date periods, respectively. Our investigation services unit was sold in the 2006 third quarter. Prior year revenues also included $599,000 and $1.2 million produced by our subrogation services business for the second quarter and year-to-date periods, respectively. The assets and operations of the subrogation unit were sold in the 2007 first quarter.
See the following analysis of U.S. Property & Casualty cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.6 million and $5.2 million for the quarter and six months ended June 30, 2007, respectively, decreasing from $2.7 million and $5.7 million in the comparable 2006 period. These 2007 decreases were primarily attributable to higher third-party costs incurred during 2006 when we were completing certain large commercial claims resulting from hurricanes Katrina, Rita and Wilma.
Case Volume Analysis
U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the disposed investigations service and subrogation businesses, increased overall by 3.4% and 2.9% for the second quarter and six months ended June 30, 2007, respectively, compared to the same 2006 periods. For the quarter and six months ended June 30, 2007, segment revenue declined 5.3% and 4.8%, respectively, from the comparable periods in 2006 due to the sale of our subrogation services and investigation services businesses. Revenues declined 13.1% and 18.2% from changes in the mix of services provided and in the rates charged for those services, resulting in an overall net 15.0% and 20.1% decrease in U.S. Property &

Casualty revenues before reimbursements for the quarter and six months ended June 30, 2007, respectively. The decrease in revenue produced by our catastrophe adjusters and the increase in referrals of high-frequency, low-severity property and vehicle claims referred from our U.S. insurance company clients decreased our average revenue per claim in the 2007 second quarter and year-to-date period.
U.S. Property & Casualty unit volumes by major service line, as measured by cases received excluding dispositions, for the quarter and six months ended June 30, 2007 and 2006 were as follows:

	Quarter ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers)	2007	2006	Variance	2007	2006	Variance

Casualty	23,085	24,869	(7.2%)	46,982	52,399	(10.3%)
Catastrophe Services	1,873	7,652	(75.5%)	3,463	13,074	(73.5%)
Property	45,317	42,891	5.7%	90,818	83,799	8.4%
Vehicle	29,736	24,841	19.7%	59,925	51,596	16.1%
Workers’ Compensation	5,635	4,452	26.6%	10,890	9,129	19.3%
Other	2,625	8	nm	4,008	13	nm

Total U.S. Property & Casualty Cases Received	108,271	104,713	3.4%	216,086	210,010	2.9%

The 2007 declines in casualty claims were due primarily to a reduction in claims from our existing clients. The 2007 declines in catastrophe services claims were due to an overall lack of catastrophic events for the quarter and six months ended June 30, 2007. The 2007 increases in property claims were due to increases in high-frequency, low-severity claims. The 2007 increases in vehicle claims were primarily due to additional claims referred to us under a major contract entered into during 2006. Workers’ Compensation claims increased in 2007 due to increased referrals for outside investigations from our Broadspire segment.
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense as a percent of segment revenues before reimbursements was 67.2% in the second quarter of 2007, compared to 65.4% in the comparable 2006 quarter. For the six-month period ended June 30, 2007, U.S. Property & Casualty direct compensation and fringe benefits expense as a percent of segment revenues before reimbursements was 66.9%, compared to 63.3% in the comparable 2006 period. There was an average of 1,666 full-time equivalent employees (including 53 catastrophe adjusters) in the first six months of 2007, compared to an average of 2,079 employees (including 117 catastrophe adjusters) in the same period of 2006. The number of employees for the 2006 period included 110 employees in our investigations unit and 27 employees in our subrogation unit. The assets and operations of the investigations unit were disposed of on September 29, 2006 and the assets and operations of the subrogation unit were disposed of on February 28, 2007.
U.S. Property & Casualty salaries and wages totaled $24.2 million and $49.4 million for the second quarter and six months ended June 30, 2007, respectively, decreasing 12.6% and 15.8%, from $27.7 million and $58.7 million in the comparable 2006 periods, primarily as a result of the reduced number of catastrophe adjusters and employees in the disposed businesses. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.3 million and $11.3 million in the second quarter and first six months of 2007, respectively, decreasing 13.1 % and 14.4% from 2006 costs of $6.1 million and $13.2 million for the comparable periods, due primarily to the reduced number of employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 31.6% of segment revenues before reimbursements for the quarter ended June 30, 2007, up from 28.8% for the comparable quarter of 2006. For the six-month period ended June 30, 2007, these expenses were 30.0% of segment revenues before reimbursements, up from 28.6% in the comparable 2006 period. These percentage increases were primarily due to a decrease in revenue in the 2007 periods, even though the actual dollar amounts of these expenses decreased in 2007. The declines in the actual dollar amount of these expenses in 2007 reflected the company’s efforts to reduce costs in light of reduced revenues and were also due to lower office operating expenses resulting from the reduced number of employees in 2007.
BROADSPIRE
Our Broadspire segment recorded operating earnings of $3.0 million, or 3.6% of segment revenues, and $2.5 million, or 1.5% of segment revenues, in the quarter and six months ended June 30, 2007, respectively, compared to an operating loss of $5.2 million, or 14.5% of segment revenues and $10.9 million, or 15.1% of segment revenues, in the comparable 2006 periods. Operating results for our Broadspire segment for the quarter and six months ended June 30, 2006 exclude BMSI, which we acquired on October 31, 2006. These improvements reflected incremental operating earnings generated by the acquired BMSI and cost reduction initiatives started in November 2006 and continued into 2007. We have taken significant steps to reduce operating expenses in the combined Broadspire operations, primarily through staff reductions and consolidation of existing leased office facilities.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place.
Broadspire segment revenues before reimbursements increased 129.6% to $83.0 million and 132.4% to $167.6 million for the quarter and six months ended June 30, 2007, respectively, compared to $36.1 million and $72.1 million for the comparable 2006 periods. The acquisition of BMSI contributed $50.0 million and $99.6 million in revenues in the quarter and six months ended June 30, 2007, respectively. See the following analysis of Broadspire segment cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.2 million and $2.6 million for the quarter and six months ended June 30, 2007, respectively, increasing from $894,000 and $1.7 million in the comparable 2006 periods. This increase was primarily attributable to the acquisition of BMSI.
Case Volume Analysis
Excluding the impact of the BMSI acquisition on 2007 cases received, unit volumes for the Broadspire segment, measured principally by cases received, decreased 17.3% and 13.2% for the second quarter and the first six months of 2007, respectively, compared to the same periods in 2006. Our acquisition of BMSI increased Broadspire segment revenues by 138.3% and 138.1% for the quarter and six months ended June 30, 2007, respectively. Revenues increased by 8.6% and 7.5 % from changes in the mix of services provided by our former Crawford Integrated Services business (now part of the combined Broadspire segment) and in the rates charged for those services, resulting in a total 129.6% and 132.4% increase in Broadspire segment revenues before reimbursements for the second quarter and first six months of 2007, respectively, compared to the same periods in 2006.
Excluding the impact of the BMSI acquisition, Broadspire unit volumes by major service line, as measured by cases received, for the second quarter and six months ended June 30, 2007 and 2006 were as follows:

	Quarter ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers)	2007	2006	Variance	2007	2006	Variance

Workers’ Compensation	19,476	24,598	(20.8%)	40,074	48,714	(17.7%)
Casualty	16,688	18,650	(10.5%)	35,170	38,055	(7.6%)
Other	4,267	5,618	(24.0%)	9,644	11,018	(12.5%)

Total Broadspire Cases Received	40,431	48,866	(17.3%)	84,888	97,787	(13.2%)

The declines in workers’ compensation and casualty claims in 2007 were primarily due to reductions in claims from our existing clients, only partially offset by net new business gains, and reflected a continuing decline in reported workplace injuries in the U.S. The acquisition of BMSI resulted in 30,611 and 61,533 claim referrals for the second quarter and six months ended June 30, 2007, which are not reflected in the above table.
Direct Compensation and Fringe Benefits
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, declined to 59.1% and 61.7% for the quarter and six months ended June 30, 2007, respectively, compared to 67.6% and 68.2% in the same 2006 periods. This decrease primarily reflected the cost reduction initiatives we started in late 2006 when we acquired BMSI. As of June, 30 2007, a net of 418 positions, or approximately 12% of the Broadspire segment workforce, have been eliminated. We estimate that these cost reductions will reduce annual compensation and other expenses by approximately $32.3 million in 2007, with no negative impact on revenues. Average full-time equivalent employees totaled 2,741 in the first six months of 2007, up from 1,444 in the same 2006 period. The acquisition of BMSI added 1,533 full time equivalent employees in 2007.
Broadspire segment salaries and wages totaled $40.7 million and $85.2 million for the second quarter and six months ended June 30, 2007, respectively, increasing 103.4% and 113.5%, from $20.0 million and $39.9 million in the comparable 2006 periods. This increase was primarily the result of additional compensation expense of $23.4 million and $48.6 million for the second quarter and first six months of 2007, respectively, associated with the acquired BMSI business. Payroll taxes and fringe benefits for the Broadspire segment totaled $8.4 million and $18.2 million for the second quarter and six months ended June 30, 2007, respectively, increasing 90.9% and 95.7%, respectively, from 2006 expenses of $4.4 million and $9.3 million for the same comparable periods, due primarily to the BMSI acquisition which added $4.8 million and

$10.1 million in payroll taxes and fringe benefits for the second quarter and six months ended June 30, 2007, respectively.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements to 37.3% and 36.8% for the second quarter and six months ended June 30, 2007, respectively, from 46.9% for both the second quarter and six months ended June 30, 2006. This decline was primarily due to the cost reduction initiatives we started when we acquired BMSI on October 31, 2006. As part of the cost reduction initiatives implemented in this segment, we have closed and consolidated approximately 15 leased offices throughout the U.S. These office closures and consolidations will continue through 2009.
LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $3.4 million and $6.4 million for the second quarter and six months ended June 30, 2007, respectively, declining from $6.3 million and $13.3 million in the comparable 2006 periods. The related segment operating margin declined from 20.5% and 20.7% for the second quarter and the first six months of 2006, respectively, to 13.4% and 12.0% in the comparable 2007 periods.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other class action settlements, warranties and inspections, and bankruptcy administration.
Legal Settlement Administration revenues before reimbursements declined 19.2% to $25.0 million and 17.1% to $53.2 million for the second quarter and six months ended June 30, 2007, respectively, compared to $30.9 million and $64.2 million in the comparable 2006 periods. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the second quarter and six months ended June 30, 2007, we were awarded 63 and 98 new settlement administration assignments, respectively, compared to 60 and 112 during the same periods in 2006. At June 30, 2007 we had a backlog of projects awarded totaling approximately $41.1 million, compared to $51.2 million at June 30, 2006. Of the $41.1 million backlog at June 30, 2007, an estimated $38.1 million is expected to be included in revenues within the next twelve months.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $3.8 million and $11.4 million for the second quarter and six months ended June 30, 2007, respectively, declining from $7.1 million and $16.3 million in the comparable 2006 periods. This decrease was primarily attributable to lower legal settlement administration revenues in the 2007 periods and higher out-of-pocket costs in 2006 related to certain securities class action settlements we were administering. The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements was 52.6% in the second quarter of 2007, compared to 39.9% in the comparable 2006 quarter. For the six-month period ended June 30, 2007, these expenses as a percent of segment revenues before reimbursements were 50.2%, compared to 38.7% in the same 2006 period. These 2007 increases were primarily due to an increase in operating capacity during 2007 due to lower class action settlement activity. In addition, certain tasks previously outsourced in 2006 are now being performed by our own employees, resulting in an increase in direct compensation costs in this segment during 2007. There was an average of 608 full-time equivalent employees in the first six months of 2007, compared to an average of 533 in the same 2006 period.
Legal Settlement Administration salaries and wages totaled $11.5 million and $22.7 million for the quarter and six months ended June 30, 2007, respectively, increasing 5.5% and 5.1%, from $10.9 million and $21.6 million in the comparable 2006 periods. This net increase was primarily the result of internally performing certain functions in 2007 that were previously outsourced in 2006, partially offset by a reduction in full-time equivalent employees in 2007 from the levels at December 31, 2006. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.6 million and $4.0 million for the quarter and six months ended June 30, 2007, respectively, increasing 14.3% and 25.0% from costs of $1.4 million and $3.2 million in the comparable 2006 periods, due to the increase in salaries and wages.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements to 34.0% and 37.8% in the second quarter and six months ended June 30, 2007, respectively, from 39.6% and 40.6% in the comparable 2006 periods. These declines were due to the lower class action activity during 2007 and our decision to utilize more internal staff resources for certain tasks as opposed to outsourced service providers.
INTERNATIONAL OPERATIONS
Effective January 1, 2007, we changed our method of allocating corporate overhead and shared costs to each of our operating segments. Prior periods were restated on the same basis as the new allocation method. As a result, International Operations’ operating earnings for the quarter and six months ended June 30, 2006 decreased to $2,818,000 and $4,111,000, respectively, from the $3,213,000 and $4,899,000 originally reported for these 2006 periods. The prior year amounts in the following discussion and analysis have been restated to reflect these changes.
Operating earnings in our International Operations segment improved to $4.6 million and $8.5 million in the second quarter and six months ended June 30, 2007, respectively, up significantly from last year’s second quarter and six months operating earnings of $2.8 million and $4.1 million, respectively. This improvement reflected an increase in the operating margin from 3.8% and 2.8% in the second quarter and six months ended June 30, 2006, respectively, to 5.2% and 4.9% in the comparable 2007 periods.

Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market.
Revenues before reimbursements from our International Operations increased 20.0%, from $73.9 million in the second quarter of 2006 to $88.7 million in the 2007 second quarter. Revenues before reimbursements from our International Operations for the first six months of 2007 totaled $172.6 million, a 19.6% increase from $144.4 million reported in the first six months of 2006. Compared to the 2006 periods, during the current quarter and year-to-date periods, the U.S. dollar weakened against most major foreign currencies, resulting in a net exchange rate benefit in the 2007 periods. Excluding the benefit of exchange rate fluctuations, international revenues would have been $82.6 million and $162.0 million in the second quarter and six months ended June 30, 2007, respectively, reflecting growth in revenues on a constant dollar basis of 11.8% and 12.2%. This growth primarily reflected increased case referrals in each region of our International Operations segment in the first six months of 2007. Average revenue per claim decreased 23.0% and 25.0% during the second quarter and six months ended June 30, 2007, respectively, due primarily to the increase in high-frequency, low-severity claims in the Americas. The acquisition of Specialty Liability Services, Ltd. in the U.K. during the 2006 fourth quarter increased revenues by $4.0 million, or 2.3%, in the six months ended June 30, 2007 and by $2.0 million, or 2.3%, for the 2007 second quarter over the comparable periods in 2006.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $8.1 million and $15.5 million for the second quarter and six months ended June 30, 2007, respectively, from $6.5 million and $13.5 million in the comparable 2006 periods. These increases in 2007 were due primarily to higher revenues and claims volume in the U.K. and Canada and also due to a weaker U.S. dollar during the current year.
Case Volume Analysis
Excluding the impact of acquisitions, International Operations unit volumes by region for the second quarters and six months ended June 30, 2007 and 2006 were as follows:

	Quarter ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers)	2007	2006	Variance	2007	2006	Variance

United Kingdom	48,985	42,439	15.4%	95,206	78,975	20.6. %
Americas	44,051	30,476	44.4%	94,860	60,229	57.5%
CEMEA	34,699	25,249	37.4%	65,954	51,784	27.4%
Asia/Pacific	21,287	16,719	27.3%	42,585	32,289	31.9%

Total International Cases Received	149,022	114,883	29.7%	298,605	223,277	33.7%

The 2007 increases in the United Kingdom and CEMEA (Continental Europe, Middle East, and Africa) were primarily due to claims management agreements entered into during 2006 and 2007 and increases in claims generated by severe weather during the winter of 2006-2007. The 2007 increases in the Americas were primarily due to increases in high-frequency, low-severity claims in Brazil and increases in claims in Canada generated by severe weather in the 2007 first quarter. The 2007 increases in Asia-Pacific were due primarily to increases in high-frequency, low-

severity claims in Singapore, weather-related claims in Australia, Malaysia and Vietnam, and vehicle claims in China.
Direct Compensation and Fringe Benefits
As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 70.9% for the second quarter ended June 30, 2007 compared to 70.1% for the same quarter in 2006. The increase in the 2007 second quarter compared to the same quarter in 2006 was primarily due to additional staff hired to handle new assignments received in the current quarter. For the six-month period ended June 30, 2007, these expenses decreased as a percentage of segment revenues before reimbursements to 70.6% from 71.0% in comparable 2006 period. This percentage decrease in the 2007 period was primarily due to increased utilization of our staff as a result of the increase in the number of cases received. There was an average of 3,608 full-time equivalent employees in the first six months of 2007 compared to an average of 3,389 in the same 2006 period.
Salaries and wages of International Operations segment personnel increased to $53.1 million for the second quarter ended June 30, 2007, from $43.3 million in the comparable 2006 quarter. For the six-month periods, salaries and wages of International Operations segment personnel increased to $102.5 million in 2007 from $84.7 million in 2006. These increases were primarily related to the increase in employees necessary to service the increased revenues and a weaker U.S. dollar during the current periods. Payroll taxes and fringe benefits for International Operations segment totaled $9.7 million and $19.3 million for the second quarter and six months ended June 30, 2007, respectively, compared to $8.4 million and $17.7 million for the same periods in 2006, primarily due to the increase in employees and a weaker U.S. dollar during the current periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than direct compensation and related payroll taxes and fringe benefits were 23.9% and 24.5% of international revenues before reimbursements for the second quarter and six months ended June 30, 2007, respectively, compared to 26.1% and 26.2% for the same periods in 2006. These percentage decreases in 2007 were due primarily to increased revenues without corresponding increases in expenses.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2007, our working capital balance (current assets less current liabilities) was $100.1 million, an increase from the December 31, 2006 balance of $99.9 million. Cash and cash equivalents totaled $45.7 million at June 30, 2007 and $61.7 million at December 31, 2006. During the first quarter of 2007, we sold a $5 million short-term investment.
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $6.4 million in the six months ended June 30, 2007 compared to net cash provided by operating activities of $19.2 million in the same period of 2006. This decrease in cash from operations in 2007 was primarily due to growth in unbilled receivables, non-operating gains, and cash disbursements for accrued liabilities, including those assumed in the Broadspire Management Services, Inc. acquisition. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year due to cash disbursements for retirement plan contributions, annual incentive compensation payments, and other recurring annual payments typically made in the first quarter of each year.

Cash Used in Investing Activities
Net cash used in investing activities was $2.9 million in the six months ended June 30, 2007 and $2.5 million in the same period of 2006. During the current period, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services unit. The 2006 period included the receipt of an $8.0 million deposit from the sale of our former corporate headquarters.
Cash Used in Financing Activities
Net cash used in financing activities increased by $3.5 million, from $3.9 million in the six months ended June 30, 2006 to $7.4 million in the same period of 2007. This net increase in the current period was due to higher principal payments on our long-term debt and net repayments on our short-term borrowings, partially offset by the absence of dividend payments and lower proceeds from exercises of stock options and employee stock purchase plans in 2007.
During the six months ended June 30, 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of June 30, 2007, 705,863 additional shares can be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our credit agreement.
Other Matters Concerning Liquidity, Capital Resources, and Financial Condition
We maintain a committed $100.0 million revolving credit line with a syndicate of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $22.9 million committed under the letter of credit facility, the balance of our unused line of credit totaled $50.3 million at June 30, 2007. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2007 totaled $29.2 million, increasing from $27.8 million at the end of 2006. Long-term borrowings outstanding, including current installments and capital leases, totaled $195.5 million as of June 30, 2007, compared to $201.7 million at December 31, 2006. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.
On July 5, 2007, we entered into an amendment to our Credit Agreement. Under this amendment, the variable interest rate on the term loan facility was lowered to LIBOR plus 2.25%. Depending on our ability to meet certain criteria as described in the amended Credit Agreement, this spread over LIBOR could be lowered to 2.00% in the future. Prior to the amendment of July 5, 2007, the variable interest rate on the term loan facility was LIBOR plus 2.50%
We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. In May 2007, we entered into a three-year interest rate swap agreement to manage the interest rate characteristics of a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2007, if market interest rates increase by 1.0%, after considering the effect of our swap, our annual pre-tax interest expense would increase by approximately $500,000, or less that $0.01 per share after considering related income taxes. We determined this amount by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.
We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capability, will be sufficient to maintain our current operations for the next 12 months.
Shareholders’ investment at June 30, 2007 was $233.0 million, compared to $211.2 million at December 31, 2006. This increase was primarily the result of comprehensive income, which includes net income, net positive foreign currency translations, reclassification of amortization under SFAS 158 for retirement plans, and the change in fair value of the interest rate swap, partially offset by the cumulative effect of adopting FIN 48 on January 1, 2007.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments based upon historical experience and various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates since December 31, 2006 except for the adoption of FIN 48 and its impact on our effective income tax rate. For additional discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2007 is provided in Notes 2 and 9 to our condensed consolidated financial statements contained in this Form 10-Q.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of new accounting standards is provided in Note 3 to our condensed consolidated financial statements contained in this Form 10-Q.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Future Dividend Payments
Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our Credit Agreement dated October 31, 2006 (as amended). The covenants in our Credit Agreement limit dividend payments to shareholders to $12.5 million in any 12-month period once certain leverage and fixed charge coverage ratios are met. Based on our anticipated future operating performance and the application of these leverage and fixed charge coverage ratios, we anticipate being able to pay cash dividends for the fourth quarter of 2007 sometime during the 2008 first quarter.
Legal Proceedings
As disclosed in Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements contained in this Form 10-Q, we have potential exposure to certain legal and regulatory matters.
Contingent Payments
We normally structure acquisitions to include earnout payments, which are contingent upon the acquired entities reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after June 30, 2007 under existing earnout agreements would approximate $7.1 million through 2010, as follows: 2007 – $461,000; 2008 – $781,000; 2009 — $5,050,000; and 2010 — $792,000.
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
We are currently in compliance with these debt covenants. If we do not meet the covenant requirements in the future, we then would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for 2007, we expect to remain in compliance with the financial covenants contained in the Credit Agreement throughout 2007. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

At June 30, 2007, $220.8 million was outstanding under our Credit Agreement. In addition, commitments under letters of credit totaling $22.9 million were outstanding at June 30, 2007 under the letters of credit subfacility of the Credit Agreement. These letter of credit commitments were for our own obligations. Including the $22.9 million committed under the letter of credit facility, the unused balance of the $100 million revolving credit facility totaled $50.3 million at June 30, 2007.
Off-Balance Sheet Arrangements
At June 30, 2007, we have not entered into any off-balance sheet arrangements that could materially impact our operations, financial conditions, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 other than the impact of an interest rate swap agreement we entered into in May 2007 to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2007, if market interest rates increase an average of 1.0%, after considering the effect of our swap, our annual pretax interest expense would increase by approximately $500,000, or less than $0.01 per share after considering related income taxes. We determined this amount by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal matters, see Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q which is incorporated into this Item 1 by reference.
Item 4. Submission of Matters To a Vote of Security Holders
Our annual meeting of shareholders was held on May 3, 2007 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below. There was one shareholder proposal which was not approved by the majority of our voting shareholders and was not endorsed by our Board of Directors.
(a)	Votes regarding the election of the persons named below as Directors were as follows:

	For	Withheld
Jesse C. Crawford	19,721,217	332,179
Thomas W. Crawford	19,721,354	332,042
James D. Edwards	19,244,100	809,296
Robert T. Johnson	19,834,821	218,575
J. Hicks Lanier	18,431,315	1,622,081
Larry L. Prince	19,248,853	804,543
Clarence H. Ridley	17,360,617	2,692,779
P. George Benson	19,244,587	808,809
E. Jenner Wood, III	18,631,245	1,422,151
(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending December 31, 2007 were as follows:

For	20,017,562
Against	26,724
Abstain	9,110
(c)	Votes regarding the approval of the 2007 Non-Employee Directors’ Stock Option Plan:

For	17,425,845
Against	2,036,481
Abstain	486,610
Non-votes	104,460
(d)	Votes regarding the approval of the Management Team Incentive Compensation Plan:

For	18,977,363
Against	778,930
Abstain	192,643
Non-votes	104,460
(e)	Votes regarding the disapproval of the “Maximize Value Resolution” shareholder proposal:

For	1,568,745
Against	18,372,838
Abstain	7,353
Non-votes	104,460
Item 6. Exhibits
See Index to Exhibits beginning on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)
Date: August 9, 2007	/s/ Thomas W. Crawford
Thomas W. Crawford
President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 9, 2007	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant , as amended May 11, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the three months ended March 31, 2004)

10.1	Second Amendment to Credit Agreement, dated July 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2007)

*10.2	2007 Non-Employee Director Stock Option Plan, approved March 14, 2007 and ratified by the Registrant’s shareholders on May 3, 2007 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2007)

*10.3	2007 Management Team Incentive Compensation Plan, approved March 14, 2007 and ratified by the Registrant’s shareholders on May 3, 2007 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2007)

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.