Form 10-Q
period 2007-09-30
CRAWFORD & CO
filed 2007-11-09
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number 1-10356

CRAWFORD & COMPANY

(Exact name of Registrant as specified in its charter)

Georgia	58-0506554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Summit Blvd. Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007 was as follows:

Class A Common Stock, $1.00 par value: 25,935,105

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

September 30, 2007

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share $ amounts)

	Nine months ended
	September 30, 2007	September 30, 2006
Revenues:
Revenues before reimbursements	$729,919	$591,266
Reimbursements	54,874	62,506

Total revenues	784,793	653,772

Costs and Expenses:
Cost of services provided, before reimbursements	547,189	460,528
Reimbursements	54,874	62,506

Total cost of services	602,063	523,034
Selling, general, and administrative expenses	160,975	106,079
Corporate interest expense, net of interest income of $1,327 and $1,716, respectively	13,172	2,431

Total Costs and Expenses	776,210	631,544
Gain on sale of investigations business	—	3,069
Gain on sale of subrogation business	3,980	—
Gain on sale of former corporate headquarters	4,844	—

Income before Income Taxes	17,407	25,297
Provision for Income Taxes	4,595	8,988

Net Income	$12,812	$16,309

Earnings Per Share:
Basic	$0.25	$0.33
Diluted	$0.25	$0.33

Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,434	49,225
Diluted Earnings Per Share	50,616	49,383

Cash Dividends Per Share:
Class A Common Stock	$0.00	$0.18
Class B Common Stock	$0.00	$0.18

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share $ amounts)

	Three months ended
	September 30, 2007	September 30, 2006
Revenues:
Revenues before reimbursements	$245,774	$197,057
Reimbursements	20,196	25,276

Total revenues	265,970	222,333

Costs and Expenses:
Cost of services provided, before reimbursements	185,533	155,569
Reimbursements	20,196	25,276

Total cost of services	205,729	180,845
Selling, general, and administrative expenses	53,159	34,047
Corporate interest expense, net of interest income of $417 and $613, respectively	4,572	839

Total Costs and Expenses	263,460	215,731
Gain on sale of investigations business	—	3,069

Income before Income Taxes	2,510	9,671
(Benefit) Provision for Income Taxes	(943)	3,423

Net Income	$3,453	$6,248

Earnings Per Share:
Basic	$0.07	$0.13
Diluted	$0.07	$0.13

Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,507	49,392
Diluted Earnings Per Share	50,697	49,566

Cash Dividends Per Share:
Class A Common Stock	$0.00	$0.06
Class B Common Stock	$0.00	$0.06

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2007	* December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$45,302	$61,674
Short-term investment	—	5,000
Accounts receivable, less allowance for doubtful accounts of $17,329 in 2007 and $16,802 in 2006	184,708	178,447
Unbilled revenues, at estimated billable amounts	136,419	117,098
Prepaid expenses and other current assets	19,256	19,924

Total current assets	385,685	382,143

Property and Equipment:
Property and equipment, at cost	157,075	140,729
Less accumulated depreciation	(108,775)	(99,845)

Net property and equipment	48,300	40,884

Other Assets:
Goodwill	269,300	256,700
Intangible assets arising from business acquisitions, net	120,184	127,869
Capitalized software costs, net	39,216	36,903
Deferred income tax assets	7,483	13,498
Other	29,593	34,991

Total other assets	465,776	469,961

TOTAL ASSETS	$899,761	$892,988

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

(Unaudited)

(In thousands)

	September 30, 2007	* December 31, 2006
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$32,367	$27,795
Accounts payable	37,783	42,262
Accrued compensation and related costs	68,643	64,636
Deposit from sale of real estate	—	8,000
Deferred revenues	66,300	68,359
Self-insured risks	19,047	21,722
Deferred income taxes	359	363
Other accrued liabilities	59,818	46,526
Notes payable and capital leases	2,380	2,621

Total current liabilities	286,697	282,284

Noncurrent Liabilities:
Notes payable and capital leases, net of current portions	186,825	199,044
Deferred revenues	61,260	77,110
Self-insured risks	17,410	12,338
Accrued pension liabilities	85,531	90,058
Post-retirement medical benefit obligation	2,428	2,440
Other	11,872	14,019

Total noncurrent liabilities	365,326	395,009

Minority interest in equity of consolidated affiliates	4,672	4,544

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 25,935 and 25,741 shares issued and outstanding in 2007 and 2006, respectively	25,935	25,741
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2007 and 2006	24,697	24,697
Additional paid-in capital	18,379	15,468
Retained earnings	220,489	207,891
Accumulated other comprehensive loss	(46,434)	(62,646)

Total shareholders’ investment	243,066	211,151

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$899,761	$892,988

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Nine months ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net income	$12,812	$16,309
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	22,146	14,381
Loss on sales of property and equipment	521	104
Stock-based compensation	2,251	2,249
Gain on sale of investigations services business	—	(3,069)
Gain on sale of subrogation business	(3,980)	—
Gain on 2006 sale of former corporate headquarters	(4,844)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	1,766	1,790
Unbilled revenues, net	(12,899)	(575)
Accrued or prepaid income taxes	5,188	2,945
Accounts payable and accrued liabilities	552	(3,010)
Deferred revenues	(18,354)	197
Accrued retirement costs	(22)	1,344
Prepaid expenses and other assets	(1,265)	(1,661)

Net cash provided by operating activities	3,872	31,004

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(12,740)	(9,190)
Proceeds from sales of property and equipment	420	146
Capitalization of computer software costs	(8,326)	(7,170)
Proceeds from sale of investment security	5,000	—
Proceeds from sale of subrogation business	5,000	—
Proceeds from sale of investigations services business	—	3,000
Deposit received on sale of real estate	—	8,000
Other investing activities	(1,603)	(1,572)

Net cash used in investing activities	(12,249)	(6,786)

Cash Flows From Financing Activities:
Dividends paid	—	(8,869)
Short-term borrowings	13,881	9,706
Payments on short-term borrowings	(12,566)	(8,235)
Payments on long-term debt and capital lease obligations	(11,889)	(840)
Other financing activities, net	401	1,883

Net cash used in financing activities	(10,173)	(6,355)

Effect of exchange rate changes on cash and cash equivalents	2,178	908

(Decrease) increase in cash and cash equivalents	(16,372)	18,771
Cash and cash equivalents at beginning of period	61,674	46,848

Cash and cash equivalents at end of period	$45,302	$65,619

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Crawford & Company (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the United States (“U.S.”) Securities and Exchange Commission’s (“SEC”) regulations. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or other future periods.

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

4. Derivatives

In May 2007, the Company entered into a three-year interest rate swap agreement which effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and related guidance, the Company has designated the interest rate swap as a hedge of its exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over the three-year term of the swap to match the expected repayment of the Company’s outstanding debt. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company manages exposure to counterparty credit risk through minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. The Company bases the fair value of its derivative instrument on market pricing. Fair value represents the net amount required for the Company to terminate the position, taking into consideration market rates and counterparty credit risk. At September 30, 2007, the fair value of the interest rate swap was a deferred loss of $2.0 million. The amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months is approximately $400,000.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Below is the calculation of basic and diluted EPS for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter ended		Nine months ended
(in thousands, except earnings per share )	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income available to common shareholders	$3,453	$6,248	$12,812	$16,309

Weighted-average common shares outstanding	50,576	49,447	50,498	49,261
Less: Weighted-average unvested common shares outstanding	69	55	64	36

Weighted-average common shares used to compute basic earnings per share	50,507	49,392	50,434	49,225
Dilutive effects of stock-based compensation plans	190	174	182	158

Weighted-average common shares used to compute diluted earnings per share	50,697	49,566	50,616	49,383

Basic earnings per share	$0.07	$0.13	$0.25	$0.33

Diluted earnings per share	$0.07	$0.13	$0.25	$0.33

Certain stock options are antidilutive. Options to purchase 2,252,755 shares of the Company’s Class A common stock at exercise prices ranging from $6.00 to $19.13 per share were outstanding at September 30, 2007 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s Class A common stock during the third quarter of 2007. Additional options to purchase 25,000 shares of the Company’s Class A common stock at an exercise price of $5.60 were outstanding at September 30, 2007 but were not included in the computation of diluted EPS because the options’ exercise price, when added to the average unearned compensation costs, was greater than the average market price of the Company’s Class A common stock during the third quarter of 2007.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Comprehensive Income

For the quarter and nine months ended September 30, 2007, comprehensive income for the Company consisted of net income, amortization of unrecognized retirement plan costs, and net foreign currency translation adjustments, partially offset by the change in fair value of the effective portion of the Company’s interest rate swap. For the quarter and nine months ended September 30, 2006, comprehensive income for the Company consisted of net income and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter ended		Nine months ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$3,453	$6,248	$12,812	$16,309
Amortization of unrecognized retirement plans cost	1,213	—	3,663	—
Change in fair value of interest rate swap	(1,307)	—	(1,213)	—
Foreign currency translation adjustments, net	5,252	2,733	13,762	4,783

Total comprehensive income	$8,611	$8,981	$29,024	$21,092

Prior to the Company’s adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on January 1, 2007, amortization of unrecognized retirement plans costs was reclassified to comprehensive income on an annual basis. SFAS 158 does not permit retrospective application to periods prior to its adoption. At December 31, 2006, the Company recorded an addition to comprehensive income of $12,178,000, net of income taxes, for 2006 amortization of unrecognized retirement plans costs.

7. Recognition of Deferred Gain on Sale of the Company’s Former Corporate Headquarters

On June 30, 2006, the Company sold the land and building utilized as its former corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sales price of $8,000,000 was paid in cash at closing. Under the sale agreement, the $8,000,000 base sales price is potentially subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. Also on June 30, 2006, the Company entered into a 12-month leaseback agreement for this same facility. During the second quarter of 2007, the Company relocated its corporate headquarters to another nearby leased facility.

Under SFAS 98, “Accounting for Leases,” the Company initially deferred recognition of the gain related to this sale until the leaseback agreement expired on June 30, 2007. Net of transaction costs, a pre-tax gain of $4,844,000 was recognized by the Company in the quarter ended June 30, 2007 upon expiration of the leaseback agreement and completion of the move to the new corporate headquarters location. The gain of $4,844,000 was based on the base sales price and does not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, the Company could ultimately realize a larger gain. The Company cannot predict the likelihood of any subsequent price revisions.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Defined Benefit Pension Plans

Net periodic benefit costs related to the Company’s defined benefit pension plans for the quarters and nine–month periods ended September 30, 2007 and 2006 included the following components:

	Quarter ended		Nine months ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$658	$630	$1,974	$1,891
Interest cost	8,690	8,054	26,069	24,164
Expected return on assets	(9,527)	(8,957)	(28,583)	(26,871)
Recognized net actuarial loss	2,040	2,505	6,122	7,514

Net periodic benefit cost	$1,861	$2,232	$5,582	$6,698

9. Income Taxes

The Company’s consolidated effective income tax may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of the Company’s international subsidiaries, and changes in amounts recorded related to uncertain income tax positions. At September 30, 2007, the Company estimates that its effective annual income tax rate for 2007 will be 36.4% before considering any discrete items that may affect our income tax rate. For the year ended December 31, 2006, the Company’s effective income tax rate was 37.6%. The Company’s effective income tax rate for 2007 is estimated to be lower than the 2006 rate due to fluctuations in the mix of income earned from the Company’s various domestic and international operations.

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

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The adoption of FIN 48 resulted in a $214,000 charge to the Company’s retained earnings that was reported as a cumulative effect adjustment for a change in accounting principle at January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $5,541,000. During the quarter and nine months ended September 30, 2007, the gross unrecognized tax benefits decreased approximately $1.2 million and $1.4 million, respectively. For the quarter ended September 30, 2007, the gross decrease in unrecognized tax benefits was approximately $700,000 for tax positions taken during prior periods, approximately $100,000 for tax positions taken during the current period, approximately $200,000 for settlements with taxing authorities, and approximately $200,000 for the lapse of applicable statutes of limitations. For the nine months ended September 30, 2007, the gross decrease in unrecognized tax benefits was approximately $700,000 for tax positions taken during prior periods, approximately $500,000 for settlements with taxing authorities, and approximately $200,000 for the lapse of applicable statutes of limitations.

Included in the total unrecognized tax benefits at January 1, 2007 and September 30, 2007 were $5,541,000 and $4,256,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. For the quarter and nine-month period ended September 30, 2007, the Company recognized $273,000 and $117,000, respectively, of income tax benefit related to interest on uncertain tax positions.

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The Company had accrued liabilities of $1,325,000 and $1,208,000 for the payment of interest at January 1, 2007 and September 30, 2007, respectively. The Company did not have any amounts accrued for penalties at January 1, 2007 or September 30, 2007.

The Company is subject to taxation in the U.S., various states within the U.S., and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination by those authorities for the tax years before 2001. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. income tax return in the second quarter of 2007. It is reasonably possible that the amount of unrecognized tax benefits may change in the next twelve months as a result of the expiration of statutes of limitation or due to the resolution of various audits and appeals. If such events occur, the Company estimates that any additional tax benefits that may be recognized would be less than $1,000,000.

10. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the property and casualty insurance company market in the U.S., International Operations which serves the property and casualty insurance company markets outside the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement, product warranties and inspections, and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit (loss) based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains. Historical information has been revised to conform to the current presentation of our realigned reportable segments. Effective January 1, 2007, management changed its method of allocating corporate overhead costs to each of its operating segments. Prior periods were restated on the same basis as the new allocation method.

Financial information for the quarters and nine–month periods ended September 30, 2007 and 2006 covering the Company’s reportable segments is presented below:

	Quarter ended		Nine months ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues before reimbursements:
U.S. Property & Casualty	$46,014	$52,479	$136,786	$166,025
International Operations	96,735	74,876	269,330	219,237
Broadspire	78,206	34,877	245,772	106,990
Legal Settlement Administration	24,819	34,825	78,031	99,014

Total Segment Revenues before Reimbursements	245,774	197,057	729,919	591,266
Reimbursements	20,196	25,276	54,874	62,506

Total Revenues	$265,970	$222,333	$784,793	$653,772

Operating Earnings (Loss):
U.S. Property & Casualty	$2,737	$3,837	$5,586	$13,053
International Operations	6,280	3,434	14,810	7,545
Broadspire	1,598	(7,162)	4,098	(18,081)
Legal Settlement Administration	2,664	6,015	9,072	19,275

Total Segment Operating Earnings	13,279	6,124	33,566	21,792
Add/(deduct):
Unallocated corporate and shared cost, net	(4,362)	1,565	(6,392)	3,732
Other gains	—	3,069	8,824	3,069
Amortization of customer-relationship intangible assets	(1,575)	—	(4,518)	—
Stock option expense	(260)	(248)	(901)	(865)
Net corporate interest expense	(4,572)	(839)	(13,172)	(2,431)

Income before Income Taxes	$2,510	$9,671	$17,407	$25,297

11. Commitments and Contingencies

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company normally structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary since they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2007 under existing earnout agreements are expected to approximate $7,413,000 through 2010, as follows:

2007	2008	2009	2010
$222,000	$791,000	$5,477,000	$923,000

Wage and Hour Laws

The Company is subject to numerous federal, state and foreign employment laws, and from time to time the Company faces claims by its employees and former employees under such laws. In addition, the number of cases involving alleged violations of wage and hour laws has recently increased. The outcome of these cases is highly fact specific and there has been a substantial amount of legislative and judicial activity pertaining to employment-related issues. The Company cannot assure anyone that claims under such laws or other employment-related laws will not be attempted in the future against the Company, nor can the Company predict the likely impact of any such claims. The Company is currently aware of allegations made by certain employees that the Company is in violation of wage and hour laws in certain jurisdictions. The Company does not know if these allegations will result in litigation and it cannot predict the outcome of any such litigation. Such claims or litigation involving the Company’s current or former employees could divert management’s time and attention from its business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.

12. Sale of Business and Adjustments for Prior Acquisitions of Businesses

Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing plus a potential future earnout of approximately $1,400,000. This business was part of the Company’s U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,980,000, or $0.05 per share after income taxes, based on the $5,000,000 initial sales price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company also entered into a services agreement (the “Agreement”) with the buyer. Under the terms of this Agreement, the buyer will provide subrogation and recovery services to certain clients of the Company and the Company will receive an administrative fee from these revenues earned by the buyer. The financial results of the subrogation services business are included in the Company’s consolidated financial statements through the effective date of sale, and due to the significance of the Agreement with the buyer in relationship to the sold business, the Company has not reported the sold business as discontinued operations in its consolidated financial statements. Revenues before reimbursements for the sold subrogation services business for the quarter ended September 30, 2006 were $541,000, and for the nine months ended September 30, 2007 and 2006 were $375,000 and $1,771,000, respectively.

During the quarter and nine-month period ended September 30, 2007, the Company increased goodwill by a net of $1,554,000 and $4,913,000, respectively, related to the Company’s October 31, 2006 acquisition of Broadspire Management Services, Inc. (“BMSI”). These adjustments were for additional direct acquisition costs and to adjust the fair values of certain assets purchased and liabilities assumed in the acquisition. The estimated fair values of assets acquired and liabilities assumed for BMSI at the date of acquisition remain subject to a working capital adjustment.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2007, the Company revised the estimated values assigned to the e-Triage.com, Inc. (“e-Triage”) intangible assets resulting from the Company’s October 30, 2006 acquisition of e-Triage. These revised values are based on values determined by an independent appraisal firm. As a result, the amount assigned to the e-Triage trademark intangible asset was adjusted from $1,299,000 to $600,000 and technology-based intangible assets were adjusted from $6,497,000 to $3,800,000. As a result of these adjustments made to intangible assets, goodwill associated with the e-Triage acquisition was increased by $3,396,000 and reduced by $1,293,000 for deferred income taxes associated with the revised values assigned to the intangible assets.

13. Amended Credit Agreement

The Company’s secured Credit Agreement executed on October 31, 2006 (as amended) provides for a maximum available borrowing capacity of $310,000,000, comprised of (i) a term loan facility in the initial principal amount of $210,000,000 and (ii) a revolving credit facility in the principal amount of $100,000,000 which includes a swingline subfacility, a letter of credit subfacility, and a foreign currency sublimit. On July 5, 2007, the Company entered into an amendment to the Credit Agreement that lowered the variable interest rate for the term loan facility to LIBOR plus 2.25%. In certain circumstances noted in the amended Credit Agreement, this 2.25% spread over LIBOR could be lowered in the future to a spread of 2.00%. Prior to the amendment of July 5, 2007, the variable interest rate on the term loan was LIBOR plus 2.50%. At September 30, 2007, $216.9 million was outstanding under the Credit Agreement, decreasing from $226.6 million at December 31, 2006. In addition, commitments under letters of credit totaling $20.0 million were outstanding at September 30, 2007 under the letters of credit subfacility of the Credit Agreement. These letter of credit commitments were for the Company’s own obligations. Including the $20.0 million committed under the letters of credit facility, the unused balance of the $100 million revolving credit facility totaled $51.6 million at September 30, 2007.

The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments, loans, sales and leasebacks, dividends and distributions, and other fundamental changes. In addition, the Credit Agreement requires the Company to meet certain financial tests. For more information on these debt covenants, see Note 5, “Term Loans and Revolving Credit Facility,” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The covenants in the Credit Agreement also place certain restrictions on the Company’s ability to pay cash dividends to share holders, including a $12,500,000 limit on cash dividend payments in any 12-month period.

The Company is currently in compliance with these debt covenants. If the Company’s actual financial results do not match its planned results, the Company may not be able to remain in compliance with the financial covenants contained in the Credit Agreement. If the Company does not meet the covenant requirements in the future, it then would be in default under these agreements. In such an event, the Company would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If the Company could not obtain a waiver on satisfactory terms, it could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

November 7, 2007

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are: declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign currency exchange rates, the impact of adverse litigation, potential challenges relating to overtime pay and other regulations that affect our relationships with our employees, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, the performance of sublessors under certain subleases related to our leased properties, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U. S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to pay dividends in the future, our ability to comply with debt covenants, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, man-made disasters and natural disasters, and our integration of Broadspire Management Services, Inc. (“BMSI”). Therefore you should not place undue reliance on any forward-looking statements.

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

Results of Consolidated Operations

Consolidated net income was $3.5 million and $6.2 million for the quarters ended September 30, 2007 and 2006, respectively, and $12.8 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively. Consolidated net income for the nine months ended September 30, 2007 included a pretax gain of $4.8 million, or $3.0 million after tax, related to the June 30, 2006 sale of our former corporate headquarters. This gain was initially deferred pending the expiration of a leaseback arrangement related to that facility which expired June 30, 2007. Consolidated net income for the nine months ended September 30, 2007 also included a pre-tax gain of $4.0 million, or $2.5 million after tax, from the sale of our U.S. subrogation services business in February 2007.

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

Income Taxes

We recorded a benefit for income taxes of $943,000 for the quarter ended September 30, 2007 compared to a provision for income taxes of $3.4 million for the quarter ended September 30, 2006. The provision for income taxes totaled $4.6 million and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the quarter and nine-month period ended September 30, 2007, our unrecognized tax benefits decreased approximately $1.2 million and $1.4 million, respectively (see Note 9 to the accompanying condensed consolidated financial statements).

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our international subsidiaries, and changes in amounts recorded related to uncertain income tax positions. At September 30, 2007, we estimate that our effective annual income tax rate for 2007 will be 36.4% before considering any discrete items that may affect our tax rate in future periods. For the year ended December 31, 2006, our effective income tax rate was 37.6%. Our effective income tax rate for 2007 is estimated to be lower than our 2006 rate due to fluctuations in the mix of income earned from our various domestic and international operations.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and short-term investments. Interest expense will also be impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $5.0 million and $1.5 million for the quarters ended September 30, 2007 and 2006, respectively, and $14.5 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense in 2007 was due primarily to higher levels of outstanding borrowings. Corporate interest income totaled $417,000 and $613,000 for the quarters ended September 30, 2007 and 2006, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired during our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.6 million and $4.5 million for the quarter and nine months ended September 30, 2007, respectively. This amortization is included in Selling, General, and Administrative expenses in our condensed consolidated statements of income. There were no such expenses in the 2006 periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Most of our stock option grants that are subject to expense recognition under SFAS No. 123-R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $260,000 and $248,000 was recognized during the quarters ended September 30, 2007 and 2006, respectively, and $901,000 and $865,000 was recognized for the nine months ended September 30, 2007 and 2006, respectively, under the provisions of SFAS 123R.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO, our Board of Directors, relocation costs associated with the move of our Atlanta, Georgia headquarters facility, certain adjustments to our self-insured liabilities, certain internal-use software, and certain adjustments to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were a net expense of $4.4 million and $6.4 million for the quarter and nine months ended September 30, 2007, respectively, compared to net credits of $1.6 million and $3.7 million for the same 2006 periods, respectively. The variances in the quarters and year-to-date periods were due primarily to adjustments to our self-insured liabilities reflecting increased claims frequency and adverse development on certain claims, and also due to additional rent and relocation costs associated with the move of our corporate headquarters facility.

Other Gains

Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services business to Trover for $5.0 million in cash and a potential future earnout of $1.4 million. This business was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the initial sales price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our subrogation services employees were offered employment with Trover. Concurrent with the sale, we also entered into a services agreement (the “Agreement”) with Trover. Under the terms of this Agreement, Trover will provide subrogation and recovery services to certain of our clients and we will receive an administrative fee generated from these revenues earned by Trover. Due to the significance of this Agreement in relationship to the sold business, we have not reported the sold business as a discontinued operation for financial reporting purposes.

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

Segment operating earnings (or loss), a non-GAAP financial measure, is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. Segment operating earnings is our segment measure of profit (loss) required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information.” We believe this measure is useful to investors in that it allows them to evaluate our segment operating performance using the same criteria our management uses. Segment operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains, and certain unallocated corporate and shared costs.

Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management, amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations, stock option expense is the non-cash cost related to historically granted stock options which are not allocated to our operating segments, and income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relates directly to the performance of our services or operating activities, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis. Certain other gains represent events (such as gain on sale of real estate and gains on sales of businesses) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis. Unallocated corporate and shared costs represent expenses and credits related to CEO and Board of Directors’ functions, certain provisions to bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs for our frozen U.S. pension plan, certain internal-use software, and certain self insurance costs and recoveries that are not allocated to our individual operating segments.

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

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to consolidated net income, were as follows:

	Quarter ended		Nine months ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues before reimbursements:
U.S. Property & Casualty	$46,014	$52,479	$136,786	$166,025
International Operations	96,735	74,876	269,330	219,237
Broadspire	78,206	34,877	245,772	106,990
Legal Settlement Administration	24,819	34,825	78,031	99,014

Total, before reimbursements	$245,774	$197,057	$729,919	$591,266
Reimbursements	20,196	25,276	54,874	62,506

Total	$265,970	$222,333	$784,793	$653,772

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$29,609	$33,763	$90,294	$105,609
% of related revenues before reimbursements	64.4%	64.3%	66.0%	63.6%
International Operations	67,279	52,593	189,022	154,990
% of related revenues before reimbursements	69.5%	70.2%	70.2%	70.7%
Broadspire	48,783	24,500	152,143	73,746
% of related revenues before reimbursements	62.4%	70.2%	61.9%	68.9%
Legal Settlement Administration	11,945	13,784	38,624	38,629
% of related revenues before reimbursements	48.2%	39.6%	49.5%	39.0%

Total	$157,616	$124,640	$470,083	$372,974
% of Revenues before reimbursements	64.1%	63.3%	64.4%	63.1%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$13,668	$14,879	$40,906	$47,363
% of related revenues before reimbursements	29.7%	28.4%	29.9%	28.5%
International Operations	23,176	18,849	65,498	56,702
% of related revenues before reimbursements	24.0%	25.2%	24.3%	25.9%
Broadspire	27,825	17,539	89,531	51,325
% of related revenues before reimbursements	35.6%	50.3%	36.4%	48.0%
Legal Settlement Administration	10,210	15,026	30,335	41,110
% of related revenues before reimbursements	41.1%	43.1%	38.9%	41.5%

Total	$74,879	$66,293	$226,270	$196,500
% of Revenues before reimbursements	30.5%	33.6%	31.0%	33.2%
Reimbursements	20,196	25,276	54,874	62,506

Total	$95,075	$91,569	$281,144	$259,006
% of Revenues	35.7%	41.2%	35.8%	39.6%

Operating Segment Earnings (Loss):
U.S. Property & Casualty	$2,737	$3,837	$5,586	$13,053
% of related revenues before reimbursements	5.9%	7.3%	4.1%	7.9%
International Operations	6,280	3,434	14,810	7,545
% of related revenues before reimbursements	6.5%	4.6%	5.5%	3.4%
Broadspire	1,598	(7,162)	4,098	(18,081)
% of related revenues before reimbursements	2.0%	(20.5)%	1.7%	(16.9)%
Legal Settlement Administration	2,664	6,015	9,072	19,275
% of related revenues before reimbursements	10.7%	17.3%	11.6%	19.5%

Add/(deduct):
Unallocated corporate and shared costs, net	(4,362)	1,565	(6,392)	3,732
Net corporate interest expense	(4,572)	(839)	(13,172)	(2,431)
Stock option expense	(260)	(248)	(901)	(865)
Amortization of customer-relationship intangibles	(1,575)	—	(4,518)	—
Other gains	—	3,069	8,824	3,069
Income taxes	943	(3,423)	(4,595)	(8,988)

Net Income	$3,453	$6,248	$12,812	$16,309

U.S. PROPERTY & CASUALTY

Third quarter operating earnings for our U.S. Property & Casualty segment decreased from $3.8 million, or 7.3% of segment revenue before reimbursements, in 2006 to $2.7 million in 2007, representing an operating margin of 5.9%. The decline was primarily due to the decreases in revenues and incremental profits produced by our catastrophe adjusters, lower casualty claim frequency, and the sales of our subrogation services and investigations services businesses.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company market.

U.S. Property & Casualty revenues before reimbursements decreased 12.3% to $46.0 million for the quarter ended September 30, 2007, compared to $52.5 million in the comparable 2006 period. Revenues decreased 17.6% to $136.8 million for the nine months ended September 30, 2007, compared to $166.0 million in the comparable 2006 period. These declines were due to lower casualty and catastrophic claims activity, the sale of our subrogation services business in the first quarter of 2007, and the sale of our investigation services business in the third quarter of 2006. Revenues generated by our catastrophe adjuster group were $3.4 million and $6.5 million for the quarter and nine months ended September 30, 2007, respectively, declining from $5.3 million and $22.3 million in the comparable 2006 periods when we were responding to catastrophic claims in the northeastern and midwestern U.S. and completing claims resulting from 2005 hurricanes Katrina, Rita and Wilma. There were no major hurricanes impacting the U.S. in the second half of 2006, and thus early 2007 revenues were not positively impacted by carryover claims. U.S. Property & Casualty revenues included $1.9 million and $6.5 million produced by our investigation services business for the 2006 third quarter and year-to-date period, respectively. Our investigation services business was sold in the 2006 third quarter. Prior year revenues also included $541,000 and $1.8 million produced by our subrogation services business for the third quarter and year-to-date period, respectively. The assets and operations of the subrogation services business were sold in the 2007 first quarter.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.9 million and $8.1 million for the quarter and nine months ended September 30, 2007, respectively, substantially unchanged from $2.7 million and $8.4 million in the comparable 2006 periods. The decrease in the 2007 year-to-date period was primarily attributable to higher third-party costs incurred during early 2006 when we were completing certain large commercial claims resulting from hurricanes Katrina, Rita and Wilma.

Case Volume Analysis

U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the sold investigations service and subrogation businesses, increased overall by 1.8% and 2.5% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same 2006 periods. For the quarter and nine months ended September 30, 2007, segment revenues declined 4.7% and 5.0%, respectively, from the comparable periods in 2006 due to the sale of our subrogation services and investigation services businesses. Revenues declined 9.4% and 15.1% from changes in the mix of services provided and in the rates charged for those services, resulting in an overall net 12.3% and 17.6% decrease in U.S. Property & Casualty revenues before reimbursements for the quarter and nine months ended September 30, 2007, respectively. The decrease in revenue produced by our catastrophe adjusters and the increase in referrals of high-frequency, low-severity vehicle claims referred from our U.S. insurance company clients decreased our average revenue per claim in the 2007 third quarter and nine-month period ended September 30, 2007.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received excluding dispositions, for the quarter and nine months ended September 30, 2007 and 2006 were as follows:

	Quarter ended			Nine months ended
	September 30, 2007	September 30, 2006	Variance	September 30, 2007	September 30, 2006	Variance
(whole numbers)
Casualty	25,052	27,330	(8.3)%	72,034	79,729	(9.7)%
Catastrophe Services	6,483	7,108	(8.8)%	9,946	20,182	(50.7)%
Property	42,122	43,432	(3.0)%	132,940	127,231	4.5%
Vehicle	27,195	24,020	13.2%	87,120	75,616	15.2%
Workers’ Compensation	5,549	4,454	24.6%	16,439	13,583	21.0%
Other	1,821	14	nm	5,829	27	nm

Total U.S. Property & Casualty Cases Received	108,222	106,358	1.8%	324,308	316,368	2.5%

The 2007 declines in casualty claims were due primarily to a reduction in claims from our existing clients. The 2007 declines in catastrophe services claims were due to an overall lack of catastrophic events in 2007. The 2007 year-to-date increase in property claims was due to increases in high-frequency, low-severity claims. The 2007 increases in vehicle claims were primarily due to additional claims referred to us under a major contract entered into during 2006. Workers’ Compensation claims increased in 2007 due to increased referrals for outside investigations from our Broadspire segment.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense as a percent of segment revenues before reimbursements was 64.4% in the third quarter of 2007, compared to 64.3% in the comparable 2006 quarter. For the nine-month period ended September 30, 2007, U.S. Property & Casualty direct compensation and fringe benefits expense as a percent of segment revenues before reimbursements was 66.0%, compared to 63.6% in the comparable 2006 period. There was an average of 1,644 full-time equivalent employees (including 67 catastrophe adjusters) in the first nine months of 2007, compared to an average of 2,042 employees (including 166 catastrophe adjusters) in the same period of 2006. The number of employees for the 2006 period included 111 employees in our investigations services business and 26 employees in our subrogation services business. The assets and operations of the investigations services business were sold on September 29, 2006 and the assets and operations of the subrogation services business were sold on February 28, 2007.

U.S. Property & Casualty salaries and wages totaled $24.5 million and $73.9 million for the third quarter and nine months ended September 30, 2007, respectively, decreasing 12.2% and 14.7%, from $27.9 million and $86.6 million in the comparable 2006 periods, primarily as a result of the reduced number of catastrophe adjusters and employees in the sold businesses. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.1 million and $16.4 million in the third quarter and first nine months of 2007, respectively, decreasing 13.6 % and 13.7% from 2006 costs of $5.9 million and $19.0 million for the comparable periods, due primarily to the reduced number of employees.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 29.7% of segment revenues before reimbursements for the quarter ended September 30, 2007, up from 28.4% for the comparable quarter of 2006. For the nine-month period ended September 30, 2007, these expenses were 29.9% of segment revenues before reimbursements, up from 28.5% in the comparable 2006 period. These percentage increases were primarily due to a decrease in revenue in the 2007 periods, even though the actual dollar amounts of these expenses decreased in 2007. The declines in the actual dollar amount of these expenses in 2007 reflected the company’s efforts to reduce costs in light of reduced revenues and were also due to lower office operating expenses resulting from the reduced number of employees in 2007.

BROADSPIRE

Our Broadspire segment recorded operating earnings of $1.6 million or 2.0% of segment revenues before reimbursements, and $4.1 million or 1.7% of segment revenues before reimbursements, in the quarter and nine months ended September 30, 2007, respectively, compared to operating losses of $7.2 million or 20.5% of segment revenues before reimbursements, and $18.1 million or 16.9% of segment revenues before reimbursements, in the comparable 2006 periods. Operating results for our Broadspire segment for the quarter and nine months ended September 30, 2006 exclude BMSI, which we acquired on October 31, 2006. These improvements reflected incremental operating earnings generated by the acquired BMSI business and cost reduction initiatives started in November 2006 and continued into 2007. We have taken significant steps to reduce operating expenses in the combined Broadspire operations, primarily through staff reductions and consolidation of existing leased office facilities.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place.

Broadspire segment revenues before reimbursements increased 124.2% to $78.2 million and 129.7% to $245.8 million for the quarter and nine months ended September 30, 2007, respectively, compared to $34.9 million and $107.0 million for the comparable 2006 periods. The acquisition of BMSI contributed $46.9 million and $146.5 million in revenues in the quarter and nine months ended September 30, 2007, respectively.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $2.3 million and $4.9 million for the quarter and nine months ended September 30, 2007, respectively, increasing from $928,000 and $2.7 million in the comparable 2006 periods. These increases were primarily attributable to the acquisition of BMSI.

Case Volume Analysis

Excluding the impact of the BMSI acquisition on 2007 cases received, unit volumes for the Broadspire segment, measured principally by cases received, decreased 16.5% and 14.2% for the third quarter and the first nine months of 2007, respectively, compared to the same periods in

2006. Our acquisition of BMSI increased Broadspire segment revenues by 134.5% and 136.9% for the quarter and nine months ended September 30, 2007, respectively. Revenues increased by 6.2% and 7.0% from changes in the mix of services provided by our former Crawford Integrated Services business (now part of the combined Broadspire segment) and in the rates charged for those services, resulting in a total 124.2% and 129.7% increase in Broadspire segment revenues before reimbursements for the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006.

Excluding the impact of the BMSI acquisition, Broadspire unit volumes by major service line, as measured by cases received, for the third quarter and nine months ended September 30, 2007 and 2006 were as follows:

	Quarter ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2007	2006	Variance	2007	2006	Variance
Workers’ Compensation	19,045	22,263	(14.5)%	59,119	70,977	(16.7)%
Casualty	16,511	18,641	(11.4)%	51,681	56,696	(8.8)%
Other	3,482	5,828	(40.3)%	13,126	16,846	(22.1)%

Total Broadspire Cases Received	39,038	46,732	(16.5)%	123,926	144,519	(14.2)%

The declines in workers’ compensation and casualty claims in 2007 were primarily due to reductions in claims from our existing clients, only partially offset by net new business gains, and reflected a continuing decline in reported workplace injuries in the U.S. The acquisition of BMSI resulted in 31,265 and 92,798 claim referrals for the third quarter and nine months ended September 30, 2007, respectively, which are not reflected in the above table.

Direct Compensation and Fringe Benefits

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, declined to 62.4% and 61.9% for the quarter and nine months ended September 30, 2007, respectively, compared to 70.2% and 68.9% in the same 2006 periods. This decrease primarily reflected the cost reduction initiatives we started in late 2006 when we acquired BMSI. As of September, 30 2007, a net of 392 positions, or approximately 12% of the Broadspire segment workforce, have been eliminated. We estimate that these cost reductions will reduce annual compensation and other expenses by approximately $33.7 million in 2007, with no negative impact on revenues. Average full-time equivalent employees totaled 2,699 in the first nine months of 2007, up from 1,439 in the same 2006 period. The acquisition of BMSI added 1,523 full time equivalent employees in 2007.

Broadspire segment salaries and wages totaled $40.6 million and $125.8 million for the third quarter and nine months ended September 30, 2007, respectively, increasing 101.0% and 109.3% from $20.2 million and $60.1 million in the comparable 2006 periods. This increase was primarily the result of additional compensation expense of $22.6 million and $71.2 million for the third quarter and first nine months of 2007, respectively, associated with the acquired BMSI business. Payroll taxes and fringe benefits for the Broadspire segment totaled $8.2 million and $26.3 million for the third quarter and nine months ended September 30, 2007, respectively, increasing 90.7% and 93.4%, respectively, from 2006 expenses of $4.3 million and $13.6 million for the same comparable periods, due primarily to the BMSI acquisition which added $4.8 million and $14.9 million in payroll taxes and fringe benefits for the third quarter and nine months ended September 30, 2007, respectively.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements to 35.6% and 36.4% for the third quarter and nine months ended September 30, 2007, respectively, from 50.3% and 48.0% for the comparable 2006 periods. This decline was primarily due to the cost reduction initiatives we started when we acquired BMSI on October 31, 2006. As part of the cost reduction initiatives implemented in this segment, we have closed and consolidated approximately 24 leased offices throughout the U.S. These office closures and consolidations will continue through 2009.

LEGAL SETTLEMENT ADMINISTRATION

Our Legal Settlement Administration segment reported operating earnings of $2.7 million and $9.1 million for the third quarter and nine months ended September 30, 2007, respectively, declining from $6.0 million and $19.3 million in the comparable 2006 periods. The related segment operating margin declined from 17.3% and 19.5% for the third quarter and the first nine months of 2006, respectively, to 10.7% and 11.6% in the comparable 2007 periods.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other class action settlements, warranties and inspections, and bankruptcy administration.

Legal Settlement Administration revenues before reimbursements declined 28.7% to $24.8 million and 21.2% to $78.0 million for the third quarter and nine months ended September 30, 2007, respectively, compared to $34.8 million and $99.0 million in the comparable 2006 periods. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the third quarter and nine months ended September 30, 2007, we were awarded 49 and 147 new settlement administration assignments, respectively, compared to 50 and 162 during the same periods in 2006. At September 30, 2007 we had a backlog of projects awarded totaling approximately $39.1 million, compared to $43.3 million at September 30, 2006. Of the $39.1 million backlog at September 30, 2007, approximately $36.1 million is expected to be included in revenues within the next twelve months.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $5.8 million and $17.2 million for the third quarter and nine months ended September 30, 2007, respectively, declining from $14.3 million and $30.6 million in the comparable 2006 periods. This decrease was primarily attributable to lower legal settlement administration revenues in the 2007 periods and higher out-of-pocket costs in 2006 related to certain securities class action settlements that we were administering. The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments.

Transaction Volume

Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements was 48.2% in the third quarter of 2007, compared to 39.6% in the comparable 2006 quarter. For the nine-month period ended September 30, 2007, these expenses as a percent of segment revenues before reimbursements were 49.5%, compared to 39.0% in the same 2006 period. These 2007 percentage increases were primarily due to an increase in operating capacity during 2007 due to lower class action settlement activity. There was an average of 586 full-time equivalent employees in the first nine months of 2007, increasing from an average of 548 in the same 2006 period. For the third quarter of 2007, there was an average of 385 full-time equivalent employees, down from the third quarter 2006 average of 414.

Legal Settlement Administration salaries and wages, including incentive compensation, totaled $10.5 million and $33.2 million for the quarter and nine months ended September 30, 2007, respectively, decreasing 14.6% and 2.1%, from $12.3 million and $33.9 million in the comparable 2006 periods. The decrease in the third quarter of 2007 compared to the third quarter of 2006 was due primarily to a reduction in the average number of full-time equivalent employees and lower incentive compensation costs. The decrease for the 2007 year-to-date period was primarily the result of lower incentive compensation costs partially offset by an increase in the average number of full-time equivalent employees for the 2007 year-to-date period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.4 million and $5.4 million for the quarter and nine months ended September 30, 2007, respectively, compared to costs of $1.5 million and $4.7 million in the comparable 2006 periods. The increase in the 2007 year-to-date period compared to the same year-to-date period in 2006 was due primarily to higher costs for employee benefits, partially offset by lower salaries and wages in the 2007 year-to-date period.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements to 41.1% and 38.9% in the third quarter and nine months ended September 30, 2007, respectively, from 43.1% and 41.5% in the comparable 2006 periods. These declines were due to the lower class action activity during 2007 and our decision to utilize more internal staff resources for certain tasks as opposed to outsourced service providers.

INTERNATIONAL OPERATIONS

Effective January 1, 2007, we changed our method of allocating corporate overhead and shared costs to each of our operating segments. Prior periods were restated on the same basis as the new allocation method. As a result, International Operations’ operating earnings for the quarter and nine months ended September 30, 2006 decreased to $3.4 million and $7.5 million respectively, from the $3.8 million and $8.7 million originally reported for these 2006 periods. The prior year amounts in the following discussion and analysis have been restated to reflect these changes.

Operating earnings in our International Operations segment improved to $6.3 million and $14.8 million in the third quarter and nine months ended September 30, 2007, respectively, up significantly from last year’s third quarter and nine months operating earnings of $3.4 million and $7.5 million, respectively. This improvement reflected an increase in the operating margin from 4.6% and 3.4% in the third quarter and nine months ended September 30, 2006, respectively, to 6.5% and 5.5% in the comparable 2007 periods.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

Revenues before reimbursements from our International Operations increased 29.2%, from $74.9 million in the third quarter of 2006 to $96.7 million in the 2007 third quarter. Revenues before reimbursements from our International Operations for the first nine months of 2007 totaled $269.3 million, a 22.8% increase from $219.2 million reported in the first nine months of 2006. Compared to the 2006 third quarter and year-to-date period, the U.S. dollar was weaker against most major foreign currencies, resulting in a net exchange rate benefit in the 2007 third quarter and year-to-date period. Excluding the benefit of exchange rate fluctuations, international revenues would have been $90.1 million and $251.9 million in the third quarter and nine months ended September 30, 2007, respectively, reflecting growth in revenues on a constant dollar basis of 20.3% and 14.9%. This growth primarily reflected increased case referrals in each region of our International Operations segment in 2007. Average revenue per claim decreased 14.7% and 21.0% during the third quarter and nine months ended September 30, 2007, respectively, due primarily to an increase in high-frequency, low-severity claims. The acquisition of Specialty Liability Services, Ltd. in the U.K. during the 2006 fourth quarter increased revenues by $6.0 million, or 2.7%, in the nine months ended September 30, 2007 and by $2.0 million, or 2.7%, for the 2007 third quarter over the comparable periods in 2006.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $9.2 million and $24.7 million for the third quarter and nine months ended September 30, 2007, respectively, from $7.3 million and $20.8 million in the comparable 2006 periods. These increases in 2007 were due primarily to higher revenues and claims volume in the U.K. and Canada and also due to a weaker U.S. dollar during the current year.

Case Volume Analysis

Excluding the impact of acquisitions, International Operations unit volumes by region for the third quarters and nine–month periods ended September 30, 2007 and 2006 were as follows:

	Quarter ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2007	2006	Variance	2007	2006	Variance
United Kingdom	53,077	38,990	36.1%	148,283	117,965	25.7. %
Americas	53,134	40,615	30.8%	147,994	100,844	46.8%
CEMEA	36,078	28,101	28.4%	102,032	79,885	27.7%
Asia/Pacific	24,980	18,709	33.5%	67,565	50,998	32.5%

Total International Cases Received	167,269	126,415	32.3%	465,874	349,692	33.2%

The increases in the United Kingdom (U.K.) were due primarily to an increase in claims from existing clients resulting from storm activity in June and July 2007. The increases in the Americas were primarily due to increased business in Canada from new and existing clients, and high frequency, low severity claims activity in Brazil and Peru. The increases in Continental Europe, Middle East, & Africa (“CEMEA”) were primarily due to weather related claims in

Holland, and increased volume from existing clients in Belgium, Germany, Norway, and Sweden. The Asia/Pacific increases were primarily due to high frequency, low severity claims activity in Singapore and an increase in weather-related activity primarily in Australia and Malaysia.

Direct Compensation and Fringe Benefits

As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 69.5% for the third quarter ended September 30, 2007 compared to 70.2% for the same quarter in 2006. For the nine-month period ended September 30, 2007, these expenses decreased as a percentage of segment revenues before reimbursements to 70.2% from 70.7% in the comparable 2006 period. The percentage decreases in 2007 compared to the same periods in 2006 were primarily due to increased utilization of staff as a result of the increase in the number of cases received. There was an average of 3,652 full-time equivalent employees in the first nine months of 2007 compared to an average of 3,419 in the same 2006 period.

Salaries and wages of International Operations segment personnel increased to $57.3 million for the third quarter ended September 30, 2007, from $44.2 million in the comparable 2006 quarter. For the nine-month periods, salaries and wages of International Operations segment personnel increased to $159.8 million in 2007 from $128.9 million in 2006. These increases were primarily related to the increase in employees necessary to service the increased revenues and a weaker U.S. dollar during the current periods. Payroll taxes and fringe benefits for International Operations segment totaled $10.0 million and $29.2 million for the third quarter and nine months ended September 30, 2007, respectively, compared to $8.4 million and $26.1 million for the same periods in 2006, primarily due to the increase in employees and a weaker U.S. dollar during the current periods.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than direct compensation and related payroll taxes and fringe benefits were 24.0% and 24.3% of international revenues before reimbursements for the third quarter and nine months ended September 30, 2007, respectively, compared to 25.2% and 25.9% for the same periods in 2006. These percentage decreases in 2007 were due primarily to increased revenues without corresponding increases in expenses.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Provided by Operating Activities

Net cash provided by operating activities was $3.9 million in the nine months ended September 30, 2007, compared to $31.0 million in the same period of 2006. This net decrease in cash from operations in 2007 was primarily due to growth in unbilled revenues and a decrease in deferred revenues. The growth in unbilled revenues was primarily in the U.K. and was related to the increase in claims from the June and July 2007 flood events. The decrease in deferred revenues was primarily due to the ongoing completion of open claims assumed from the BMSI acquisition, net of additional deferred revenues generated by new claims subsequent to the date of BMSI’s acquisition.

Cash Used in Investing Activities

Net cash used in investing activities was $12.2 million in the nine months ended September 30, 2007 and $6.8 million in the same period of 2006. During the current period, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services business. Cash used for capital assets and software additions increased by $4.7 million in 2007. The 2006 period included the receipt of an $8.0 million deposit from the sale of our former corporate headquarters. Investing activities in 2007 included $4.7 million of noncash additions to leasehold improvements that were directly funded by the lessor for our new corporate headquarters.

Cash Used in Financing Activities

Net cash used in financing activities was $10.2 million in the nine months ended September 30, 2007 and $6.4 million in the same period of 2006. During 2007, payments to reduce long-term debt were $11.0 million higher than 2006 repayments. During 2006, we paid $8.9 million in dividends to shareholders. In 2007, no dividends have been paid.

During the nine months ended September 30, 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of September 30, 2007, 705,863 additional shares can be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our credit agreement.

Liquidity and Capital Resources

At September 30, 2007, our working capital balance (current assets less current liabilities) was $99.0 million, a decrease from the December 31, 2006 balance of $99.9 million. Cash and cash equivalents totaled $45.3 million at September 30, 2007 and $61.7 million at December 31, 2006. During the first quarter of 2007, we sold a $5 million short-term investment.

We maintain a committed $100.0 million revolving credit line with a syndicate of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $20.0 million committed under the letter of credit facility, the balance of our unused line of credit totaled $51.6 million at September 30, 2007. Short-term borrowings outstanding in our International Operations segment, including bank overdraft facilities, as of September 30, 2007 totaled $32.4 million, increasing from $27.8 million at the end of 2006.

Long-term borrowings outstanding, including current installments and capital leases, totaled $189.2 million as of September 30, 2007, compared to $201.7 million at December 31, 2006, reflecting $11.9 million of repayments. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

On July 5, 2007, we entered into an amendment to our Credit Agreement. Under this amendment, the variable interest rate on the term loan facility was lowered to LIBOR plus 2.25%. Depending on our ability to meet certain criteria as described in the amended Credit Agreement, this spread over LIBOR could be lowered to 2.00% in the future. Prior to the amendment of July 5, 2007, the variable interest rate on the term loan facility was LIBOR plus 2.50%

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. In May 2007, we entered into a three-year interest rate swap agreement to manage the interest rate characteristics of a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2007, if market interest rates increase by 1.0%, after considering the effect of our swap, our annual pre-tax interest expense would increase by less than $500,000, or less than $0.01 per share after considering related income taxes. We determined this amount by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capability, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition

Our consolidated balance sheet as of September 30, 2007, as compared to our consolidated balance sheet as of December 31, 2006, was also impacted by the following:

•	Unbilled Revenues increased $19.3 million, or $12.8 million net of currency exchange, primarily due to increases in our International Operations within Canada and the United Kingdom.

•

Deferred Revenues decreased by $17.9 million, or $18.4 million net of currency exchange. This decrease occurred primarily in our Broadspire segment and was related to the ongoing completion of open claims assumed in the BMSI acquisition, net of additional deferred revenues generated by new claims subsequent to the date of our October 31, 2006 acquisition of BMSI.

•

Other Accrued Liabilities increased $13.3 million, due partially to a $6.1 million increase in deferred rent related to our new corporate headquarters and to a $2.0 million increase in the deferred loss associated with our interest rate swap agreement. Other changes were due to normal fluctuations in the timing of payments for recurring operating expenses.

We have not engaged in any hedging activities to compensate for the effect of exchange rate fluctuations on the operating results of our foreign subsidiaries. Foreign currency denominated debt serves to hedge the currency exposure of our net investment in foreign operations.

Off-Balance Sheet Arrangements

At September 30, 2007, we have not entered into any off-balance sheet arrangements that could materially impact our operations, financial condition, or cash flows.

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

There have been no material changes since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 other than the impact of an interest rate swap agreement we entered into in May 2007 to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2007, if market interest rates increase an average of 1.0%, after considering the effect of our swap, our annual pretax interest expense would increase by less than $500,000, or less than $0.01 per share after considering related income taxes. We determined this amount by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information on legal matters, see Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q which is incorporated into this Item 1 by reference.

Item 1.A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect our business or operations described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

We face potential limitations on our ability to pay cash dividends to our shareholders.

Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our Credit Agreement dated October 31, 2006 (as amended). The covenants in our Credit Agreement limit dividend payments to shareholders to $12.5 million in any 12-month period once certain leverage and fixed charge coverage ratios are met. We do not anticipate being able to pay cash dividends for the fourth quarter of 2007.

We are subject to potential challenges relating to overtime pay and other regulations that affect our relationship with our employees, which could adversely affect our business.

We are subject to numerous federal, state and foreign employment laws, and from time to time we face claims by our employees and former employees under such laws. In addition, the number of cases involving alleged violations of wage and hour laws has recently increased. The outcome of these cases is highly fact specific and there has been a substantial amount of legislative and judicial activity pertaining to employment-related issues. We cannot assure anyone that claims under such laws or other employment-related laws will not be attempted in the future against us, nor can we predict the likely impact of any such claims. We are currently aware of allegations made by certain employees that we are in violation of wage and hour laws in certain jurisdictions. We do not know if these allegations will result in litigation and cannot predict the outcome of any such litigation. Such claims or litigation involving our current or former employees could divert our management’s time and attention from our business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations.

Item 6.	Exhibits

See Index to Exhibits beginning on page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: November 9, 2007	/s/ Thomas W. Crawford
Thomas W. Crawford
President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 9, 2007	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant , as amended May 11, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2007)

10	Second Amendment to Credit Agreement, dated July 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2007)

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002