Form 10-K
period 2007-12-31
CRAWFORD & CO
filed 2008-03-14
CIK 25475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10356.

CRAWFORD & COMPANY

(Exact name of Registrant as specified in its charter)

Georgia	58-0506554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Summit Boulevard, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 256-0830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock - $1.00 Par Value	New York Stock Exchange
Class B Common Stock - $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐,            Accelerated filer  ☒,            Non-accelerated filer  ☐,            Smaller reporting company  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $167,045,662 as of June 29, 2007, based upon the closing price as reported on NYSE on such date.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 4, 2008, was:

Class A Common Stock - $1.00 Par Value - 26,190,669 Shares

Class B Common Stock - $1.00 Par Value - 24,697,172 Shares

Documents incorporated by reference: Portions of the annual shareholders’ report for the year ended December 31, 2007 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the annual shareholders’ meeting to be held May 6, 2008 are incorporated by reference in Part III.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2007

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

DESCRIPTION OF SERVICES

The Registrant has four operating segments. The Registrant’s four operating segments are comprised of: U.S. Property & Casualty, which serves the U.S. property and casualty insurance company market; International Operations, which serves the property and casualty insurance company markets outside of the U.S.; Broadspire, which serves the U.S. self-insurance marketplace; and Legal Settlement Administration, which serves the securities, bankruptcy, product warranties and inspections and other legal settlements market. U.S. Property & Casualty and International Operations together serve the global property and casualty insurance markets. The percentages of total revenues before reimbursements, derived from the Registrant’s segments are shown in the following schedule:

Years Ended December 31,

	2007	2006	2005
U.S. Property & Casualty	18.2%	25.6%	28.9%
International Operations	38.6%	37.1%	37.0%
Broadspire	32.9%	21.4%	19.3%
Legal Settlement Administration	10.3%	15.9%	14.8%

	100.0%	100.0%	100.0%

U.S. PROPERTY & CASUALTY OPERATIONS. The Registrant provides claims management services in the U.S. mainly to insurance companies, which customarily manage their own claims administration function, but require various services which the Registrant provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.

The major elements of the Registrant’s U.S. claims management services are:

☐

Initial Loss Reporting - the Registrant’s XPressLinkSM service provides 24-hour receipt, acknowledgment, and distribution of claims information through Electronic Data Interchange, customized reporting and referral programs, call center reporting, and facsimile receipt and distribution.

☐	Investigation - the development of information necessary to determine the cause and origin of loss.

☐	Evaluation - the determination of the extent and value of damage incurred and the coverage, liability, and compensability relating to the parties involved.

☐	Disposition - the resolution of the claim, whether by negotiation and settlement, by denial, or by other means as to a claimant or an insured.

☐	Subrogation - the negotiation with, and recovering funds from, third parties or insurers responsible for the loss.

In addition, the Registrant contracts with a network of contractors through Crawford Contractor ConnectionSM to provide property damage repair services at agreed contract rates for property damage losses. The Registrant markets Crawford Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of smaller property damage claims under homeowner policies.

BROADSPIRE. Broadspire Management Services, Inc. (“Broadspire”), a wholly owned subsidiary of the Registrant, is a leading third-party administrator offering a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Through this segment, the Registrant serves clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a complete range of services. In addition to the field investigation and evaluation of their claims, the Registrant also may provide initial loss reporting services for their claims, loss mitigation services such as medical bill review and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services.

Expanded services provided primarily, but not exclusively, to the Registrant’s self-insured clients include:

☐	Information Services - through the Registrant’s information systems, reports are provided of detailed claims information of both a statistical and financial nature to self-insured entities and insurance companies.

☐	Management - the coordination and supervision of all parties involved in the claims settlement process, including the adjusting personnel directly involved in handling the claim. Typically, this management function is performed by an independent administrative unit within the Registrant which is not involved in the initial investigation of a claim.

☐	Auditing Services - the Registrant’s medical and hospital bill audit programs assist clients in controlling medical costs associated with workers’ compensation and liability claims by comparing fees charged by health care providers and hospitals with maximum fee schedules prescribed by statutory regulations as well as usual and customary charges in non-fee-schedule states.

☐	Managed Care Services - provides a broad range of cost containment and utilization review services to insurance companies, service organizations and self-insured corporations. These services, which are designed both to control the cost and to enhance the efficient delivery of medical benefits, include early medical intervention, triage, assessment, case management, PPO channeling, physician peer review, and medical bill review.

☐	Vocational Services - provides vocational evaluation in order to assess an injured employee’s potential to return to work. These services involve diagnostic testing and occupational, personal and motivational counseling of the employee. Vocational, medical and employment consultants assist in the re-employment and preparation of injured individuals to return to work.

☐	Medical Case Management Services - are typically provided by rehabilitation nurses who work closely with attending physicians and other medical personnel in order to expedite the injured person’s physical recovery and rehabilitation and maximize the opportunity for the person to return to work. These services also involve coordinating and monitoring treatment plans and related costs to ensure that such treatment is appropriate and necessary in the circumstances.

☐	Long-Term Care - offers a full menu of long-term care services including comprehensive on-site assessments, complete care coordination, and on-going care monitoring. These services are provided through experienced health care professionals with an insight into local quality care needs and are offered primarily to senior citizens and their children, attorneys, and trust officers.

☐

Risk Sciences Group, Inc. (“RSG”), a wholly owned subsidiary of the Registrant, is a software applications and consulting firm. RSG provides customized computer-based information systems and analytical forecasting services to the risk management and insurance industry. It manages the Registrant’s basic information systems, including SISDATSM, and has developed the SIGMA ENCORESM system, an on-line risk management information system which supports multiple sources of claims, locations, risk control, medical, litigation, exposure, and insurance policy information. RSG serves a variety of clients with specialized computer programs for long-term risk management planning, data and systems integration, development of historical claims/loss databases, claims administration and management, regulatory reporting, insurance and risk management cost control, and actuarial and financial analysis required for loss forecasting, reserve estimation and financial reporting.

The claims administration services described above for both U.S. Property & Casualty and Broadspire segments are provided to clients for a variety of different referral assignments which generally are classified as to the underlying insured risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

☐	Automobile - relates to all types of losses involving use of an automobile. Such losses include bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

☐	Property - relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

☐	Workers’ Compensation - relates to claims arising under state and federal workers’ compensation laws.

☐	Public Liability - relates to a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

☐	Catastrophe - covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.

INTERNATIONAL OPERATIONS. Substantially all of the Registrant’s international revenues are derived from the insurance company market where it provides field investigation and evaluation of property and casualty insurance claims. The major elements of international claims management services are substantially the same as those provided to the U.S. property and casualty insurance company clients. The major services offered by the Registrant through its international operations are provided to clients for a variety of different referral assignments which are generally classified as to the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories are described below:

☐	Property and Casualty - provides loss adjusting services for property (volume and major incident), general liability, employer’s liability, professional indemnity for directors and officers, and product liability services.

☐	Oil, Energy & Engineering - provides loss adjusting for oil, gas, petrochemicals, other energy risks, utilities and mining industries, as well as marine and off-shore risks.

☐	Environmental Pollution - provides cost-containment and claims management services with respect to environmental related losses.

☐	Construction - provides loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

☐	Catastrophe - organizes major loss teams to provide claims management and cost containment services.

☐	Class action services - handles the administrative functions related to product liability and other class action settlements, including qualifying class members, determining and dispersing payments, and administering the settlement funds.

☐	Marine - provides loss adjusting services for freight carriers’ liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

☐	Specie and Fine Art - provides loss adjusting services under fine art dealers’ block and jewelry and furriers’ block policies.

☐	Banking, Financial and Political Risks - performs loss adjusting functions under bankers’ blanket bond, political risk, and financial contingency policies.

☐	Livestock - performs loss adjusting on bloodstock, and liability/equestrian activity.

☐	Reinsurance - provides external audits, portfolio analyses, and management and marketing research as well as claims adjustment services.

☐	Medical and Vocational Case Management Services - provides specialized return to work and expert testimony services in the employer liability and auto liability markets.

Revenues and expenses outside of the U.S., Canada and the Caribbean are reported on a two-month delayed basis and, accordingly, the Registrant’s December 31, 2007, 2006, and 2005 consolidated financial statements reflect the financial position of entities outside of the U.S., Canada and the Caribbean as of October 31, 2007, 2006, and 2005, respectively, and the results of those entities’ operations and cash flows for the 12-month periods ended October 31, 2007, 2006, and 2005, respectively.

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

☐

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

☐	Strategic Warranty Services (SWS), formerly Crawford Inspection Services, was re-branded in 2007 to better reflect the wider array of services it now offers to manufacturers seeking to outsource all or a portion of their warranty administration and inspection work. While still performing inspections for a number of building product class action settlements, the division has made a natural expansion to warranty services for manufacturers of composite decking, doors, windows, vinyl siding and trim. Inspections include the determination of the extent and compensability of damage incurred primarily related to product liability class action settlements.

Information regarding each of the Company’s segments is included in Note 10, “Segment and Geographic Information,” to the Registrant’s consolidated financial statements of the Annual Report to Shareholders for the year ended December 31, 2007.

ADDITIONAL RISK MANAGEMENT AND OTHER SERVICES. The Registrant provides the following additional risk management and other related services, which support and supplement the claims and risk management services offered:

☐	Education Services are provided by Crawford Educational Services, an internal program that provides education for professionals engaged in service delivery for all lines of business to assure consistent quality in the Registrant’s work products. In addition, Crawford Educational Services provides continuing education in support of career paths, management and supervisory training, and the opportunity to obtain professional certification through IIA/CPCU. Clients have the opportunity to attend Crawford Educational Services education programs and access the Crawford Educational Services continuing education curriculum in a variety of risk management subjects.

☐

e-Triage® is a proprietary web-based application that addresses core problems such as inconsistency in claim practices and failure to identify complex files early in the life of a claim. By using a multi-tiered interview process backed by scientific evidence-based research, e-Triage functions as an effective decision support system that helps claim and medical professionals identify potential complications and recommends actions for optimal management of each individual claim.

SERVICE DELIVERY - The Registrant’s claims management services are offered primarily through its more than 350 locations throughout the U.S. and approximately 350 locations in 62 countries throughout the rest of the world.

COMPETITION, EMPLOYMENT AND OTHER FACTORS

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems, which compete with services offered by the Registrant. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal the Registrant’s.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Registrant’s, but do not offer the broad spectrum of claims management services the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offering, broader scope of services, and its large number of geographically dispersed offices provide the Registrant with a competitive advantage in securing business from U.S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.

At December 31, 2007, the total number of full-time equivalent employees was 8,967 compared with 9,280 at December 31, 2006. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires. The Registrant, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant’s education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to technical training through Crawford Educational Services, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

At December 31, 2007, our Legal Settlement Administration segment had a backlog of projects awarded totaling $45.0 million. Additional information regarding this backlog is available in the Registrant’s Annual Report to Shareholders in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Legal Settlement Administration.”

Available Information

The Registrant’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the

Securities Exchange Act of 1934, as amended, are available as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission on our website at www.crawfordandcompany.com via a link to a third party website with SEC filings. These reports are made available at no cost. Also, copies of the Company’s annual report will be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

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

We have experienced declines in the volume of cases referred to us for many of our service lines associated with the property and casualty and self-insurance insurance industry.

We are unable to predict the future of this trend due to the following factors:

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions;

•	changes in the overall employment levels and associated workplace injury rates in the U.S.;

•	the growth of alternative risk programs and the use of independent third party administrators such as us, as opposed to administrators affiliated with brokers or insurance carriers;

•	occurrences of weather-related, natural, and man-made disasters;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as third party administrators and adjusters, which would directly compete with our business; and

•	the renewal of existing major contracts with clients and our ability to obtain such renewals and new contracts on satisfactory financial terms, including the creditworthiness of clients.

We have debt covenants that require us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum consolidated net worth. We may not be able to maintain compliance with these debt covenant requirements. These debt covenant requirements also have requirements that restrict our ability to pay dividends to our shareholders.

On October 31, 2006, we entered into a Credit Agreement by and among us, Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Issuing Bank and Administrative Agent for the Lenders, as amended on March 2, 2007, July 5, 2007 and December 21, 2007, which we refer to herein as the “Credit Agreement.” The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. In addition, the Credit Agreement contains covenants to the effect that we will maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. We were in compliance with these debt covenants, as amended, as of December 31, 2007. The covenants become more restrictive in the future and if we do not meet the covenant requirements , we would be in default under these agreements. In such an event, we would need to obtain a waiver of the default or repay the outstanding indebtedness under the agreements. If we could not obtain a waiver on satisfactory terms, we could be required to renegotiate this indebtedness. Any such renegotiations could result in less favorable terms, including higher interest rates and accelerated payments. Based upon our projected operating results for 2008, we expect to remain in compliance with these debt covenants. However, there can be no assurance that our actual financial results will match our planned results or that we will not violate the covenants.

We may be obligated to make earnout payments related to our acquisitions.

Some business acquisitions are structured to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of the contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on 2007 levels of revenues and operating earnings, additional payments under existing earnout agreements approximate $7.5 million through 2010, as follows: 2008 - $780,191; 2009 - $5,792,636; and 2010 - $910,197.

We face potential limitations on our ability to pay cash dividends to our shareholders.

Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our Credit Agreement. The covenants in our Credit Agreement limit dividend payments to shareholders to $12.5 million in any 12-month period and permit dividends only if certain leverage and fixed charge coverage ratios are met. Once these ratios are met, the payment of dividends will be at the discretion of our Board of Directors.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly.

Our Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period. Growth in these revenues is in part dependent on the growth in product liability, bankruptcy and securities class action settlements. Legislation or a change in market conditions could curtail or limit growth of this part of our business. Tort reforms in the U.S., both at the national and state levels, could limit the number and size of future class action settlements.

We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle.

The insurance industry may go through a hard market cycle in the future. Indicators of a hard insurance underwriting cycle include higher premiums, lower liability limits, excluded coverages, reservation of rights letters and unpaid claims. During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, where insurance premium and deductible levels are generally in decline, as is currently being experienced, industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Although we are currently experiencing a soft insurance market, claim volumes remain low and carriers have reduced the number of claims they outsource to independent firms such as ours.

We are subject to this insurance underwriting market risk and try to mitigate this risk through the development and marketing of services which are not affected by the insurance underwriting cycle, such as those related to class action and warranty services.

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

The Broadspire segment currently operates on multiple claim platforms. In January 2007, a project was initiated to consolidate the multiple claim platforms into RiskTech, our proprietary claim platform.

The registrant’s Broadspire segment currently utilizes five claims adjudication platforms for collection of client data. These platforms will be consolidated into the RiskTech platform. Operational efficiencies, including reduction of costs of maintaining multiple claim platforms, depend upon integration of all claim platforms into RiskTech. Consolidation of the claim platforms is anticipated to continue through 2008; however the Registrant cannot guarantee that it will attain all scheduled integration goals. Failure to achieve targeted integration dates may adversely affect our results of operations.

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

At the end of the most recent measurement periods for our defined benefit pension plans, our projected benefit obligations were underfunded by $80,769,000. The Pension Protection Act of 2006 (“the Act”) will require us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next seven years in order for us to meet the “Funding Target Liability” as defined in the Act. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Required contributions to our underfunded defined benefit pension plans may restrict available cash for our operating, financing, and investing needs.

Inaccurate estimates or assumptions used in our annual impairment tests could lead to adverse effects on our results of operations.

We may be required to take an impairment charge for goodwill or intangible assets. We are required by applicable accounting standards to perform annual impairment tests of our goodwill and indefinite-lived intangible assets. The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by segments, operating margins and the discount rate. The results of our 2007 annual impairment test indicates that the fair value of each segment exceeds their carrying amounts by 11.4% to 74.8%. If, in the future, the estimated fair value of any segment was to fall below its carrying amount, we would need to record a noncash impairment charge for the goodwill, which would adversely affect our results of operations. For additional information about our goodwill and intangible assets, refer to Note 3 of the Notes to Consolidated Financial Statements.

We are subject to potential challenges relating to overtime pay and other regulations that affect our relationship with our employees, which could adversely affect our business.

We are subject to numerous federal, state and foreign employment laws, and from time to time we face claims by our employees and former employees under such laws. In addition, the number of cases involving alleged violations of wage and hour laws has recently increased. The outcome of these cases is highly fact specific and there has been a substantial amount of legislative and judicial activity pertaining to employment-related issues. We were notified in January 2008 that a former employee filed a lawsuit in California alleging, among other things, unpaid overtime. The former employee is asking that the lawsuit be granted class action status for all similarly situated employees. We intend to defend ourselves. At the present time, we cannot assess the probability of an unfavorable verdict nor can we assess the potential damages in the event of an unfavorable verdict. In addition, we cannot assure anyone that claims under such laws or other employment-related laws will not be attempted in the future against us, nor can we predict the likely impact of any such claims. We are currently aware of allegations made by certain employees that we are in violation of wage and hour laws in certain jurisdictions. We do not know if these allegations will result in litigation and cannot predict the outcome of any such litigation. Such claims or litigation involving our current or former employees could divert our management’s time and attention from our business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations, financial position, and cash flows.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry, global economic conditions, interest rates, foreign currency exchange rates, regulations and practices of various governmental authorities, the competitive environment, the financial conditions of our clients, the performance of sublessors under certain subleases related to our leased properties, regulatory changes related to funding of defined benefit pension plans, the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded, changes in the degree to which property and casualty insurance carriers outsource their claims handling functions, changes in overall employment levels and associated workplace injury rates in the U.S., the ability to identify new revenue sources not tied to the insurance underwriting cycle, the ability to develop or acquire information technology resources to support and grow our business, the ability to attract and retain qualified personnel, renewal of existing major contracts with clients on satisfactory financial terms, general risks associated with doing business outside the U.S., our ability to comply with debt covenants, possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions, and man-made disasters and natural disasters. Therefore you should not place undue reliance on any forward-looking statements.

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

As of December 31, 2007, the Registrant owns a building in Tucker, Georgia where part of its information technology facility is located and certain operations of the Registrant’s U.S. Property & Casualty and Legal Settlement Administration segments. It also owns an office located in Kitchener, Ontario and an additional office location in Stockport, England, both of which are utilized by the Registrant’s International Operations segment. As of December 31, 2007, the Registrant leased approximately 526 office locations under leases with remaining terms ranging from a few months to multiple years. The remainder of its office locations are occupied under various short-term rental arrangements.

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

No matters were submitted to security holders for a vote during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the following sections of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007: 1) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Future Dividend Payments,” and 2) Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations” and is incorporated herein by reference.

During the fourth quarter of 2007, the Registrant did not repurchase any of its equity securities registered under Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, under the caption “Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, under the captions “Consolidated Statements of Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements”, “Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations”, and “Report of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007. Based on that evaluation, the Registrant’s Chief Executive

Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Report on Internal Control over Financial Reporting

The report of management of the Registrant regarding internal control over financial reporting is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is included under the captions “Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Standing Committees and Attendance at Board and Committee Meetings” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

Name	Office	Age

J. T. Bowman	President and Chief Executive Officer	54

W. B. Swain	Executive Vice President – Chief Financial Officer	44

A. W. Nelson	Executive Vice President – General Counsel, Corporate Secretary and Chief Administrative Officer	43

K. B. Frawley	Executive Vice President	56

Name	Office	Age

D. J. Replogle	Chief Executive Officer, Broadspire Services, Inc.	60

D. A. Isaac	Chief Executive Officer, The Garden City Group, Inc.	43

I. V. Muress	Executive Vice President – Crawford & Company International, Inc.	50

G. T. Gibson	Executive Vice President – Crawford & Company International, Inc.	55

M. F. Reeves	Executive Vice President – Crawford & Company International, Inc.	55

P. G. Porter	Senior Vice President	57

B. S. Flynn	Senior Vice President	48

P. R. Austin	Senior Vice President	48

R. J. Cormican	Senior Vice President	60

Mr. Bowman was appointed to his present position with the Registrant January 1, 2008. From January 1, 2006 to December 31, 2007 he was Executive Vice President and Chief Operating Officer – Global Property and Casualty of the Registrant, and was in charge of the Registrant’s U.S. Property & Casualty and International Operations segments. From April 1, 2001 to December 31, 2005 he was President of Crawford & Company International, Inc. managing the Registrant’s international operations.

Mr. Swain was appointed to his present position with the Registrant October 6, 2006 and from May 2, 2006 acted as interim Chief Financial Officer. Prior to that and from January 1, 2000 he was Senior Vice President and Controller of the Registrant.

Mr. Nelson was appointed to his present position with the Registrant on January 7, 2008. From October 17, 2005 through December 31, 2007 he was Executive Vice President – General Counsel and Corporate Secretary of the Registrant. Prior to that and from October 1997 he served in various positions with BellSouth Corporation, most recently as Chief Compliance Counsel. In that capacity he was in charge of all legal compliance issues facing BellSouth domestically and internationally.

Mr. Frawley was appointed to his present position as CEO – Americas in charge of the Registrant’s property and casualty domestic and international operations in all the Americas effective January 7, 2008. Prior to that and from February 23, 2005 when he joined the Registrant he was responsible for the Legal Settlement Administration segment of the Registrant’s business. He has also been involved in Global Business Development to promote cross-sale and effective marketing of the Registrant’s business lines. Prior to joining the Registrant and since 1996 he was Chief Compliance Officer – Insurance Division for Prudential Financial, Inc.

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

Mr. Muress was appointed to his present position as CEO – EMEA/Asia-Pacific, in charge of the Registrant’s European, Middle Eastern, African and Asia-Pacific operations effective January 7, 2008. Prior to that and from January, 2006 he was CEO-EMEA and from August 2002, when he joined the Registrant’s U.K. subsidiary, until January 2006 he was CEO – UK & Ireland, in charge of the Registrant’s operations in the United Kingdom and Ireland.

Mr. Gibson was appointed to his present position in charge of Global Strategy, Projects and Development effective January 7, 2008. Prior to that and from January 2006 he was Chief Executive Officer – The Americas, in charge of the international operations for the Registrant in the Americas outside of the United States. From January 2000 to January 2006 he was Chief Executive Officer – Canada in charge of the Registrant’s Canadian operations.

Mr. Reeves was appointed to his present position in charge of Global Markets effective January 7, 2008. Prior to that and from November 1, 2004 he was Senior Vice President – Corporate Multinational Risks, responsible for the strategy, sales and account management of the Registrant’s relationship with the Fortune 1000 Market. From November 1, 2002 to November 1, 2004 he was Senior Vice President – Technical Services (UK) responsible for the Registrant’s Technical Services business unit in the United Kingdom.

Mr. Porter was appointed to his current position January 19, 2005 and was interim Senior Vice President—Claims Management from December 15, 2004. Prior to that and from May 1, 2001 he was Senior Vice President in charge of business development for Claims Management Services.

Mr. Flynn was appointed to his present position in charge of the Registrant’s global information technology operation effective December 10, 2007. Prior to joining the Registrant and since May 2001 he was Senior Vice President-Technology of BCD Travel, a travel management company.

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

The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant’s Corporate Governance Guidelines and Committee Charters, are available at www.crawfordandcompany.com and any amendment or waiver of the Code of Business Conduct and Ethics shall be posted within four business days on this website. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, N.E., Atlanta, Georgia 30319.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Executive Compensation and Other Information” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the caption “Stock Ownership Information” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption “Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The Registrant’s 2007 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2007 and 2006, the related Consolidated Statements of Income, Shareholders’ Investment and Comprehensive Income (Loss) and Cash Flows for each of the three years in the period ended December

31, 2007, and the related report of Ernst & Young LLP. These financial statements and the report of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K. The financial statements, incorporated by reference, include the following:

☐	Consolidated Balance Sheets as of December 31, 2007 and 2006

☐	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

☐	Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006, and 2005

☐	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

☐	Notes to Consolidated Financial Statements - December 31, 2007, 2006, and 2005

2.	Financial Statement Schedule

☐	Schedule II - Valuation and Qualifying Accounts – Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.

Other schedules have been omitted because they are not applicable.

3.	Exhibits filed with this report.

Exhibit No.	Document

2.1	Stock Purchase Agreement dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006 to Stock Purchase Agreement dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant, as of May 10, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007).

3.2	Restated By-laws of the Registrant, as amended and restated October 30, 2007 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007).

10.1*	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2*	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3*	Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.4*	Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007 effective as of January 1, 2007.

10.5*	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6*	Crawford & Company Medical Reimbursement Plan as amended and restated January 31, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7*	Crawford & Company Discretionary Allowance Plan adopted January 31, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8*	Crawford & Company Deferred Compensation Plan as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9*	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated February 2, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10*	Crawford & Company Executive Stock Bonus Plan effective March 1, 2005 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.11*	Form of Restricted Share Unit Award under the Registrant’s Executive Stock Bonus Plan.

10.12*	Form of Performance Share Unit Award under the Registrant’s Executive Stock Bonus Plan.

10.13*	Crawford & Company U.K. Sharesave Scheme adopted July 28, 1999 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

10.14*	Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007).

10.15*	Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan.

10.16*	Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant dated February 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.17*	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant dated February 23, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.18*	Terms of Employment Agreement between Allen W. Nelson and the Registrant dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.19*	Terms of Employment Agreement between Jeffrey T. Bowman and the Registrant dated February 10, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006).

10.20*	Terms of Employment Agreement between W. Bruce Swain and the Registrant dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.21*	Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.22*	Terms of Employment Agreement between Dennis Replogle and the Registrant, executed March 26, 2007 and effective January 22, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.23*	Terms of Employment Agreement between Phyllis R. Austin and the Registrant effective as of April 11, 2006.

10.24*	Terms of Employment Agreement between Robert J. Cormican and the Registrant effective as of January 31, 2005.

10.25*	Terms of Employment Agreement between Brian J. Flynn and the Registrant effective as of November 3, 2007.

10.26*	Terms of Employment Agreement between W. Forrest Bell and the Registration effective as of November 20, 2006.

10.27*	Terms of Employment Agreement between Michael Frank Reeves and Crawford-THG (UK) Limited effective as of November 25, 1997.

10.28*	Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002.

10.29*	Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006.

10.30*	Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006.

10.31*	Performance Share Unit Award Agreement between Ian Muress and the Registrant dated as of March 24, 2006.

10.32	Amended and Restated Purchase and Sale Agreement, dated as of June 9, 2006 and effective as of June 12, 2006, between Registrant, Buckhead Trading & Investment Company, LLC, Richard Bowers & Co., Easlan Capital of Atlanta, Inc., and Calloway Title and Escrow, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).

10.33	Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.34	Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.35	First Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated March 2, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).

10.36	Second Amendment to Credit Agreement and Security Agreement and Limited Waiver, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

10.37	Third Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated December 21, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2007 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1-9	Powers of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b)	The Registrant has filed the Exhibits listed in Item 15(a)3.

(c)	Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 11, 2008	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 11, 2008	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 11, 2008	/s/ W. Bruce Swain, Jr.
W. BRUCE SWAIN, JR., Executive Vice President-Finance (Principal Financial Officer)

Date	March 11, 2008	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	March 11, 2008	/s/ Thomas W. Crawford
THOMAS W. CRAWFORD, Director

NAME AND TITLE

Date March 11, 2008		*
J. HICKS LANIER, Director

Date March 11, 2008		*
JESSE C. CRAWFORD, Director

Date March 11, 2008		*
LARRY L. PRINCE, Director

Date March 11, 2008		*
P. GEORGE BENSON, Director

Date March 11, 2008		*
E. JENNER WOOD, III , Director

Date March 11, 2008		*
CLARENCE H. RIDLEY, Director

Date March 11, 2008		*
ROBERT T. JOHNSON, Director

Date March 11, 2008		*
JAMES D. EDWARDS, Director

Date March 11, 2008	*By	/s/ Allen W. Nelson
Allen W. Nelson - Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006 to Stock Purchase Agreement dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant, as of May 10, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007).

3.2	Restated By-laws of the Registrant, as amended and restated October 30, 2007 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007).

10.1	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.4	Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007 effective as of January 1, 2007.

10.5	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description of Exhibit

10.6	Crawford & Company Medical Reimbursement Plan as amended and restated January 31, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	Crawford & Company Discretionary Allowance Plan adopted January 31, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Crawford & Company Deferred Compensation Plan as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated February 2, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	Crawford & Company Executive Stock Bonus Plan effective March 1, 2005 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.11	Form of Restricted Share Unit Award under the Registrant’s Executive Stock Bonus Plan.

10.12	Form of Performance Share Unit Award under the Registrant’s Executive Stock Bonus Plan.

10.13	Crawford & Company U.K. Sharesave Scheme adopted July 28, 1999 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

10.14	Crawford & Company 2007 Management Team Incentive Compensation Plan(incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007).

10.15	Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan.

10.16	Change. of Control and Severance Agreement between Thomas W. Crawford and the Registrant dated February 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.17	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant dated February 23, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.18	Terms of Employment Agreement between Allen W. Nelson and the Registrant dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.19	Terms of Employment Agreement between Jeffrey T. Bowman and the Registrant dated February 10, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006).

10.20	Terms of Employment Agreement 2006, between W. Bruce Swain and the Registrant dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.21	Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.22	Terms of Employment Agreement between Dennis Replogle and the Registrant, executed March 26, 2007 and effective January 22, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.23	Terms of Employment Agreement between Phyllis R. Austin and the Registrant effective as of April 11, 2006.

10.24	Terms of Employment Agreement between Robert J. Cormican and the Registrant effective as of January 31, 2005.

10.25	Terms of Employment Agreement between Brian J. Flynn and the Registrant effective as of November 3, 2007.

10.26	Terms of Employment Agreement between W. Forrest Bell and the Registration effective as of November 20, 2006.

10.27	Terms of Employment Agreement between Michael Frank Reeves and Crawford-THG (UK) Limited effective as of November 25, 1997.

10.28	Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002.

10.29	Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006.

10.30	Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006.

10.31	Performance Share Unit Award Agreement between Ian Muress and the Registrant dated as of March 24, 2006.

10.32	Amended and Restated Purchase and Sale Agreement, dated as of June 9, 2006 and effective as of June 12, 2006, between Registrant, Buckhead Trading & Investment Company, LLC, Richard Bowers & Co., Easlan Capital of Atlanta, Inc., and Calloway Title and Escrow, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).

10.33	Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.34	Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.35	First Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated March 2, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).

10.36	Second Amendment to Credit Agreement and Security Agreement and Limited Waiver, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

10.37	Third Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated December 21, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1-9	Powers of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 19(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a - 19(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350.