Form 10-Q
period 2008-03-31
CRAWFORD & CO
filed 2008-05-09
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008 was as follows:

Class A Common Stock, $1.00 par value: 26,190,669

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

March 31, 2008

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)

	Three months ended
	March 31, 2008	March 31, 2007
Revenues:
Revenues before reimbursements	$255,512	$243,608
Reimbursements	19,161	19,416

Total Revenues	274,673	263,024

Costs and Expenses:
Cost of services provided, before reimbursements	186,743	182,707
Reimbursements	19,161	19,416

Total cost of services	205,904	202,123
Selling, general, and administrative expenses	50,641	55,109
Corporate interest expense, net of interest income of $574 and $420, respectively	4,416	4,368

Total Costs and Expenses	260,961	261,600
Gain on sale of subrogation business	—	3,978

Income before Income Taxes	13,712	5,402
Provision for Income Taxes	4,644	2,095

Net Income	$9,068	$3,307

Earnings Per Share:
Basic	$0.18	$0.07
Diluted	$0.18	$0.07
Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,575	50,390
Diluted Earnings Per Share	50,666	50,490

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)

	March 31, 2008	* December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$42,841	$50,855
Accounts receivable, less allowance for doubtful accounts of $15,684 in 2008 and $16,552 in 2007	191,078	178,528
Unbilled revenues, at estimated billable amounts	130,948	136,652
Prepaid expenses and other current assets	18,638	16,717

Total current assets	383,505	382,752

Property and Equipment:
Property and equipment	152,161	153,733
Less accumulated depreciation	(104,730)	(104,467)

Net property and equipment	47,431	49,266

Other Assets:
Goodwill	262,319	263,769
Intangible assets arising from business acquisitions, net	116,932	118,678
Capitalized software costs, net	41,690	40,032
Deferred income tax assets	18,607	18,923
Other noncurrent assets	28,449	29,362

Total other assets	467,997	470,764

TOTAL ASSETS	$898,933	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

Unaudited

(In thousands)

	March 31, 2008	* December 31, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$35,015	$29,389
Accounts payable	38,513	39,601
Accrued compensation and related costs	58,660	69,655
Deferred revenues	64,575	64,363
Self-insured risks	18,030	18,290
Accrued income taxes	14,431	10,435
Other accrued liabilities	56,826	57,360
Current installments of long-term debt and capital leases	2,313	2,475

Total current liabilities	288,363	291,568

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	182,955	183,449
Deferred revenues	56,315	58,925
Self-insured risks	19,108	18,439
Accrued pension liabilities	74,362	76,977
Post-retirement medical benefit obligation	1,970	1,898
Other noncurrent liabilities	12,328	12,265

Total noncurrent liabilities	347,038	351,953

Minority interest in equity of consolidated affiliates	4,899	5,046

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 26,161 and 25,935 shares issued and outstanding in 2008 and 2007, respectively	26,191	25,935
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2008 and 2007	24,697	24,697
Additional paid-in capital	19,743	19,057
Retained earnings	232,955	223,793
Accumulated other comprehensive loss	(44,953)	(39,267)

Total shareholders’ investment	258,633	254,215

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$898,933	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Three months ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net income	$9,068	$3,307
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	7,336	7,265
Loss on sales of property and equipment, net	21	78
Stock-based compensation	962	687
Gain on sale of subrogation business	—	(3,978)
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	(13,987)	(1,529)
Unbilled revenues, net	3,849	(11,366)
Accrued or prepaid income taxes	3,696	1,387
Accounts payable and accrued liabilities	(3,424)	(16,895)
Deferred revenues	(2,225)	(5,946)
Accrued retirement costs	(8,369)	(4,211)
Prepaid expenses and other operating activities	(1,064)	(1,024)

Net cash used in operating activities	(4,137)	(32,225)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,211)	(3,293)
Proceeds from sales of property and equipment	62	53
Capitalization of computer software costs	(4,384)	(2,675)
Proceeds from sale of investment security	—	5,000
Proceeds from sale of subrogation business	—	5,000
Other investing activities	—	(762)

Net cash (used in) provided by investing activities	(6,533)	3,323

Cash Flows From Financing Activities:
Increases in short-term borrowings	18,346	3,697
Payments on short-term borrowings	(14,779)	(1,529)
Payments on long-term debt and capital lease obligations	(732)	(780)
Other financing activities	(20)	(6)

Net cash provided by financing activities	2,815	1,382

Effect of exchange rate changes on cash and cash equivalents	(159)	921

Decrease in cash and cash equivalents	(8,014)	(26,599)
Cash and cash equivalents at beginning of period	50,855	61,674

Cash and cash equivalents at end of period	$42,841	$35,075

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or other future periods.

The Condensed Consolidated Balance Sheet presented herein for December 31, 2007 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. Adoption of New Accounting Standards

SFAS 157

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), and related guidance for all of its financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. SFAS 157 is a principles-based standard intended to provide a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarify the definition of fair value within that framework, and expand disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. Instead, other accounting pronouncements determine when fair value should be used as the measurement objective. As it relates to the Company’s non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

is still in the process of evaluating the impact that SFAS 157 may have on its pension-related financial assets and nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2008
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,245	$5,245	—	—
Liabilities:
Interest rate swap	$(6,606)	—	$(6,606)	—

The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk.

SFAS 158

As permitted, the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), was in two phases. On December 31, 2006, the Company adopted the first phase, the recognition and disclosure provisions of SFAS 158. The requirement of SFAS 158 to measure the fair value of plan assets and benefit obligations as of the most recent balance sheet date, the second phase, was effective for the Company on January 1, 2008. Prior to 2008, the Company’s frozen U.S. defined benefit retirement plans as well as its frozen U.S. retiree medical benefit plan used a September 30 annual measurement date. Under SFAS 158, the September 30 early measurement date can no longer be used and the Company must instead use December 31 as its year-end measurement date for 2008. The Company’s United Kingdom and other international defined benefit plans already use a fiscal year-end measurement date, and thus no measurement date changes are needed in 2008 for those non-U.S. plans.

SFAS 158 provides entities with two alternatives to transition to a fiscal year-end measurement date. The Company selected the alternative which allows it to use the existing early measurement date of September 30, 2007 to compute net benefit costs for the period between October 1, 2007 and December 31, 2008 (the “15-month alternative” under SFAS 158). Net benefit costs for this 15-month period are estimated to be a net credit of approximately $711,000

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

before income taxes for all of its U.S. defined benefit retirement plans and its frozen U.S. retiree medical benefit plan. Eighty percent of this net benefit expense credit, or approximately $569,000 credit before income taxes, will be recognized by the Company as a benefit expense reduction during 2008. The remaining 20% of the benefit credit, or approximately $94,000 credit after income taxes, was credited to the Company’s beginning retained earnings on January 1, 2008. Any changes in the plans’ asset values and benefit obligations for items such as gains or losses from September 30, 2007 to December 31, 2008 will be recorded as an adjustment to the Company’s Other Comprehensive Income at December 31, 2008.

SFAS 159

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under other applicable GAAP. The Company did not elect the fair value measurement option under SFAS 159 for any of its assets and liabilities that were not already required to be measured and reported at fair value under other applicable GAAP.

3. Pending Adoption of Recently Issued Accounting Standards

SFAS 141R

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R will replace SFAS 141 and change many well-established business combination accounting practices and significantly affect how acquisition transactions are reflected in the financial statements. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have an impact on its consolidated financial statements. However, it will have a significant impact on the accounting for any acquisitions consummated after the effective date of the statement. SFAS 141R will change the accounting treatment for certain acquisition-related activities including 1) recording contingent consideration at the acquisition date at fair value, 2) expensing acquisition-related costs as incurred, and 3) expensing restructuring costs associated with the acquired business. SFAS 141R will also introduce certain new disclosure requirements.

SFAS 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revises the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests will be considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet will be eliminated. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. An issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. At March 31, 2008, the Company had $4,899,000 of “Minority Interests in the Equity of Consolidated Affiliates” in the mezzanine section of its Condensed Consolidated Balance Sheet that would be reported as an increase to shareholders’ investment if SFAS 160 were in effect at that date.

SFAS 161

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 will apply to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 will amend SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but will not change SFAS 133’s scope or accounting. Since SFAS 161 is only a disclosure-related pronouncement, its adoption will not have any impact on the Company’s operations, financial condition, or cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.

4. Interest Rate Swap Agreement

In May 2007, the Company entered into a three-year interest rate swap agreement which effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133 and related guidance, the Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term to match the expected repayment of the Company’s outstanding debt and was $150.0 million at March 31, 2008. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company manages exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item.

At March 31, 2008, the fair value of the interest rate swap was a liability of $6,606,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months is approximately $4,041,000. During the three months ended March 31, 2008, the amount reclassified into earnings as an adjustment to interest expense and the ineffective portion of the hedge recognized in earnings was not material.

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

Below is the calculation of basic and diluted EPS for the three months ended March 31, 2008 and 2007:

	Three months ended
(in thousands, except earnings per share)	March 31, 2008	March 31, 2007

Net income	$9,068	$3,307

Weighted-average common shares outstanding	50,727	50,446
Less: Weighted-average unvested common shares outstanding	(152)	(56)

Weighted average common shares used to compute basic earnings per share	50,575	50,390
Dilutive effects of stock-based compensation plans	91	100

Weighted-average common share equivalents used to compute diluted earnings per share	50,666	50,490

Basic earnings per share	$0.18	$0.07

Diluted earnings per share	$0.18	$0.07

Outstanding stock options to purchase 2,765,555 and 2,758,755 shares of the Company’s Class A common stock were excluded from the weighted-average computations of diluted EPS for March 31, 2008 and 2007, respectively, because the options would have been antidilutive.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Comprehensive Income

For the three months ended March 31, 2008 and 2007, comprehensive income for the Company consisted of net income, amortization of previously unrecognized retirement plan costs, the change in fair value of the effective portion of the Company’s interest rate swap, and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Net income	$9,068	$3,307
Amortization of unrecognized retirement plans cost	665	1,293
Foreign currency translation adjustment, net	(4,523)	2,862
Change in fair value of effective portion of interest rate swap	(1,828)	—

Comprehensive income	$3,382	$7,462

7. Defined Benefit Pension Plans

Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months ended March 31, 2008 and 2007 included the following components:

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Service cost	$773	$774
Interest cost	9,311	8,828
Expected return on assets	(10,810)	(9,744)
Amortization of transition asset	73	75
Recognized net actuarial loss	963	2,055

Net periodic benefit cost	$310	$1,988

8. Income Taxes

The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. At March 31, 2008, the Company estimates that its effective annual income tax rate for 2008 will be approximately 33.1% before considering any discrete items. The difference between the actual rate of 33.9% for the three months ended March 31, 2008 and the estimated annual effective rate of 33.1% was due to discrete items of $105,000 that were recorded during the quarter.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the property and casualty insurance company market in the U.S., International Operations which serves the property and casualty insurance company markets outside the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit (loss) based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains. Historical information has been revised to conform to the current alignment of the Company’s reportable segments. Subsequent to March 31, 2007, the Company changed its method of allocating certain corporate overhead costs to each of its operating segments. Prior period amounts have been restated on the same basis as the new allocation method.

On January 1, 2008, the Company’s strategic warranty services unit was moved from the Legal Settlement Administration segment to the U.S. Property & Casualty segment. Prior period amounts for both segments have been restated to reflect this transfer. As a result of this transfer, goodwill associated with the strategic warranty services unit of $3,813,000 was reallocated from the Legal Settlement Administration reporting unit to the U.S. Property & Casualty reporting unit as of January 1, 2008.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information for the three months ended March 31, 2008 and 2007 covering the Company’s reportable segments is presented below:

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Revenues:
U.S. Property & Casualty	$49,510	$50,996
International Operations	106,710	83,940
Broadspire	80,313	84,520
Legal Settlement Administration	18,979	24,152

Total Segment Revenues before Reimbursements	255,512	243,608
Reimbursements	19,161	19,416

Total Revenues	$274,673	$263,024

Operating Earnings (Loss):
U.S. Property & Casualty	$5,949	$3,376
International Operations	8,987	3,964
Broadspire	1,747	(681)
Legal Settlement Administration	2,497	2,636

Total Segment Operating Earnings	19,180	9,295
Add/(deduct):
Unallocated corporate and shared cost, net	651	(1,772)
Gain on sale of business	—	3,978
Amortization of customer-relationship intangible assets	(1,508)	(1,436)
Stock option expense	(195)	(295)
Net corporate interest expense	(4,416)	(4,368)

Income before Income Taxes	$13,712	$5,402

10. Commitments and Contingencies

In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have brought actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is self-insured for the deductibles under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such self-insured risks.

The Company sometimes structures its acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period varies for each acquisition, and the ultimate payments when made will vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2008 under existing earnout agreements would approximate $7,703,000 through 2010, as follows:

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2008	2009	2010	Total
$779,000	$6,015,000	$909,000	$7,703,000

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

11. Disposition of Business

Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing plus a potential future earnout of approximately $1,400,000. This business was part of the Company’s U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,978,000, or $0.05 per share after income taxes, based on the $5,000,000 initial sales price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company also entered into a services agreement (the “Agreement”) with the buyer. Under the terms of this Agreement, the buyer provides subrogation and recovery services to certain clients of the Company and the Company receives an administrative fee from these revenues earned by the buyer. The financial results of the subrogation services business are included in the Company’s consolidated financial statements through the effective date of sale, and due to the significance of the Agreement with the buyer in relationship to the sold business, the Company has not reported the sold business as discontinued operations in its consolidated financial statements. Revenues before reimbursements for the sold subrogation services business for the three months ended March 31, 2007 was $375,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2008, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2007, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated March 12, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 6, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial covenants contained in our Credit Agreement and other long-term liquidity requirements. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry,

•	global economic conditions,

•	interest rates,

•	foreign currency exchange rates,

•	regulations and practices of various governmental authorities,

•	the competitive environment,

•	the financial conditions of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	the ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	the ability to develop or acquire information technology resources to support and grow our business,

•	the ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory financial terms,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with debt covenants,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	failure to implement RiskTech on schedule,

•	impairment of goodwill or other indefinite-lived intangible assets, and

•	our integration of Broadspire Management Services, Inc.

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

Business Overview

Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action and bankruptcy claims administration, warranty inspections, and risk management information services. Our shares are traded on the New York Stock Exchange under the symbols CRDA and CRDB.

Insurance companies, which represent the major source of our global revenues, customarily manage their own claims administration function but require certain services which we provide, primarily field investigation and evaluation of property and casualty insurance claims. We also conduct inspections of building component products related to warranty and product performance claims.

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

We also perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by us as class action services.

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

We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which will increase claim referrals to us provided we maintain our existing share of the overall claim services market. During a hard insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our share of the overall claims services market. During both hard and soft insurance underwriting markets, we are also impacted by decisions insurance companies may make to change the level of claims handled by independent claim service firms like us versus handling them with their own in-house claims adjusters. Our ability to grow our market share in such a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for legal settlement administration services is not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues for legal settlement administration services are generally project based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Consolidated Operations

Consolidated net income was $9.1 million for the three months ended March 31, 2008, compared to $3.3 million for the same period in 2007. Consolidated net income in 2007 included a pre-tax gain of $4.0 million, or $2.4 million after income tax, on the disposal of our U.S. subrogation services business. Consolidated net income in the three months ended March 31, 2007 also included a pre-tax charge of $730,000, or $447,000 after income tax, for additional employee severance costs associated with the restructuring of our Broadspire operating segment.

The increase in consolidated net income during the first quarter of 2008 compared to the same quarter in 2007 was driven by a 5% increase in consolidated revenues before reimbursements, while the related costs of services increased by only 2%. Also contributing to higher consolidated net income during the current quarter was an 8% decrease in Selling, General, and Administrative (“SG&A”) expenses compared to the same quarter in 2007. This decrease during the first quarter of 2008 was due primarily to the recovery of a previously written off account receivable balance, lower self-insurance expenses, and the benefit of synergies realized with the acquisition and integration of Broadspire Management Services, Inc. (“BMSI”).

With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of our operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gain.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At March 31, 2008 we estimate that our effective annual income tax rate for 2008 will be approximately 33.1% before considering any discrete items.

Taxes on income totaled $4.6 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of pre-tax income, income tax expense including discrete items was 33.9% and 38.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the first quarter of 2008 was due primarily to changes in the mix of income earned from our international operations and U.S. operations. The difference between the actual rate of 33.9% for the three months ended March 31, 2008 and the estimated annual effective rate of 33.1% was due to discrete items of $105,000 that were recorded during the quarter.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense will also be impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $5.0 million and $4.8 million for the three months ended March 31, 2008 and 2007, respectively. Interest income totaled $574,000 and $420,000 for the three months ended March 31, 2008 and 2007, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired during our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. This amortization is included in SG&A expenses in our condensed consolidated statements of income.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Most of our stock option grants that are subject to expense recognition under SFAS No. 123-R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $195,000 and $295,000 was recognized during the three months ended March 31, 2008 and 2007, respectively, under the provisions of SFAS 123R.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, relocation costs associated with the move of our corporate headquarters, certain adjustments to our self-insured liabilities, certain software, and certain adjustments to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were a net credit of $651,000 for the three months ended March 31, 2008 and a net expense of $1.8 million for the same period in 2007. This difference was primarily due to a $1.2 million recovery during the first quarter of 2008 for a previously charged-off account receivable balance and due to an expense credit for our U.S. defined benefit pension plan during the first quarter of 2008. For the first quarter of 2008, we had an expense credit of $250,000 related to our U.S. defined benefit pension plan, compared to an expense of $1.0 million for the first quarter of 2007.

Other Gain

Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services business to Trover for $5.0 million in cash and a potential future earnout of $1.4 million. This business was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the initial sales price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our subrogation services employees were offered employment with Trover. Concurrent with the sale, we also entered into a services agreement (the “Agreement”) with Trover. Under the terms of this Agreement, Trover provides subrogation and recovery services to certain of our clients and we receive an administrative fee generated from these revenues earned by Trover. Due to the significance of this Agreement in relationship to the disposed business, we have not reported the disposed business as discontinued operation for financial reporting purposes.

SEGMENT OPERATING RESULTS

Our operating segments, U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration, represent components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market, including the product warranties and inspections marketplace. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire serves the self-insurance market place. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets primarily in the U.S.

Segment operating earnings is our segment measure of profit (loss) required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information,” as discussed in Note 9 to the accompanying condensed consolidated financial statements included in this Quarterly Report. Segment operating earnings (or loss) is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria our management uses. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains, and certain unallocated corporate and shared costs.

Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Net corporate interest expense results from capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense is the non-cash cost related to historically granted stock options which are not allocated to our operating segments. Income taxes are based on statutory rates in effect in each of the locations where we provide services and vary throughout the world. None of these costs relates directly to the performance of our services or operating activities, and therefore are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis. Certain other gains and expenses represent events (such as gains on sales of businesses) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis. Unallocated corporate and shared costs represent expenses and credits related to CEO and Board of Directors’ functions, certain provisions to bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, certain software, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our consolidated statements of income with no impact to our net income. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and unallocated corporate and shared costs.

Our discussion and analysis of operating expenses is comprised of two components. Direct Compensation and Fringe Benefits include all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable expense. Expenses Other Than Direct Compensation and Fringe Benefits include outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs.

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

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net income, were as follows:

(in thousands)
Three Months Ended March 31,	2008	2007	% Change
Revenues:
U.S. Property & Casualty	$49,510	$50,996	(2.9%)
International Operations	106,710	83,940	27.1%
Broadspire	80,313	84,520	(5.0%)
Legal Settlement Administration	18,979	24,152	(21.4%)

Total revenues, before reimbursements	255,512	243,608	4.9%
Reimbursements	19,161	19,416	(1.3%)

Total Revenues	274,673	263,024	4.4%
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	30,577	33,166	(7.8%)
% of related revenues before reimbursements	61.8%	65.0%
International Operations	73,857	58,886	25.4%
% of related revenues before reimbursements	69.2%	70.2%
Broadspire	45,414	49,954	(9.1%)
% of related revenues before reimbursements	56.5%	59.1%
Legal Settlement Administration	9,269	10,876	(14.8%)
% of related revenues before reimbursements	48.8%	45.0%

Total	159,117	152,882	4.1%
% of Revenues before reimbursements	62.3%	62.8%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	12,984	14,454	(10.2%)
% of related revenues before reimbursements	26.2%	28.4%
International Operations	23,866	21,090	13.2%
% of related revenues before reimbursements	22.4%	25.1%
Broadspire	33,152	35,247	(5.9%)
% of related revenues before reimbursements	41.3%	41.7%
Legal Settlement Administration	7,213	10,640	(32.2%)
% of related revenues before reimbursements	38.0%	44.1%

Total before reimbursements	77,215	81,431	(5.2)%
% of Revenues before reimbursements	30.2%	33.4%
Reimbursements	19,161	19,416	(1.3%)

Total	96,376	100,847	(4.4%)
% of Revenues	35.1%	38.3%
Operating Segment Earnings (Loss):
U.S. Property & Casualty	5,949	3,376	76.2%
% of related revenues before reimbursements	12.0%	6.6%
International Operations	8,987	3,964	126.7%
% of related revenues before reimbursements	8.4%	4.7%
Broadspire	1,747	(681)	356.5%
% of related revenues before reimbursements	2.2%	(0.8%)
Legal Settlement Administration	2,497	2,636	(5.3%)
% of related revenues before reimbursements	13.2%	10.9%
Add/(deduct):
Unallocated corporate and shared costs, net	651	(1,772)	(136.7%)
Net corporate interest expense	(4,416)	(4,368)	1.1%
Stock option expense	(195)	(295)	(33.9%)
Amortization of customer-relationship intangibles	(1,508)	(1,436)	5.0%
Gain on sale of subrogation business	—	3,978	nm
Income taxes	(4,644)	(2,095)	121.7%

Net income	$9,068	$3,307	174.2%

U.S. PROPERTY & CASUALTY

As of January 1, 2008, our strategic warranty services unit was transferred to our U.S. Property & Casualty segment from our Legal Services Administration segment. Segment results for prior year have been restated to reflect this transfer. First quarter operating earnings for our U.S. Property & Casualty segment increased from $3.4 million, or 6.6% of revenue before reimbursements in 2007, to $5.9 million, or 12.0% of revenues before reimbursements in 2008. This operating margin increase in the 2008 first quarter was primarily due to a reduction in operating expenses of 8.5%.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace. U.S. Property & Casualty revenues before reimbursements decreased 2.9% to $49.5 million for the three months ended March 31, 2008, compared to $51.0 million for the same 2007 period. This decline was primarily due to a decrease in claims volume. Revenues generated by our catastrophe adjuster group were $1.9 million for the three months ended March 31, 2008 and 2007, respectively. Revenues for the first quarter of 2007 included $375,000 from our subrogation services business which was sold during the first quarter of 2007. See the following analysis of U.S. Property & Casualty cases received.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty operations were $2.7 million for the three months ended March 31, 2008, increasing from $2.5 million in the comparable 2007 period. Despite a decrease in claims volume in the current quarter compared to the same 2007 period, revenues from reimbursed expenses increased in the current quarter due primarily to higher vehicle fuel costs and mileage reimbursements.

Case Volume Analysis

U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the disposed subrogation services business, decreased by 11.3% in the quarter ended March 31, 2008 compared to the same 2007 quarter. Revenues increased 8.4% from changes in the mix of services provided and in the rates charged for those services, resulting in a net 2.9% decrease in U.S. Property & Casualty revenues before reimbursements for the three months ended March 31, 2008. The decrease in referrals of high-frequency, low-severity vehicle claims referred from our U.S. insurance company clients in 2008 increased our overall average revenue per claim for this segment in the 2008 first quarter.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received, excluding the first quarter 2007 disposition of our subrogation services business, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months ended
(whole numbers)	March 31, 2008	March 31, 2007	% change
Property	46,372	45,371	2.2%
Vehicle	22,383	30,189	(25.9)%
Casualty	18,564	23,531	(21.1%)
Catastrophe Services	2,123	1,590	33.5%
Workers’ Compensation and Other	4,476	5,164	(13.3)%

Total U.S. Property & Casualty Cases Received	93,918	105,845	(11.3)%

Property and catastrophe claims increased due to severe weather in the first quarter of 2008. The decrease in vehicle claims was primarily due to the decision of a major client to insource vehicle inspection claims that were previously outsourced to us. The decline in casualty claims was due primarily to a reduction in claims from our existing clients.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 61.8% in the three months ended March 31, 2008 compared to 65.0% in the same 2007 quarter. This decrease was primarily due to a 10.6% reduction in the number of full-time equivalent employees in the first quarter of 2008 compared to the same quarter of 2007. There was an average of 1,616 full-time equivalent employees (including 52 catastrophe adjusters) during the first three months of 2008, compared to an average of 1,808 employees (including 63 catastrophe adjusters) during the same 2007 period.

U.S. Property & Casualty salaries and wages totaled $24.8 million for the three months ended March 31, 2008, decreasing 7.5% from $26.8 million in the comparable 2007 period, primarily as a result of the reduced number of full-time equivalent employees in the current quarter. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.8 million in the three months ended March 31, 2008, decreasing from first quarter 2007 costs of $6.4 million due primarily to the reduced number of employees.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased from $14.5 million for the three months ended March 31, 2007 to $13.0 million for the same period in 2008. The decline was due primarily to lower office operating expenses as a result of the decline in employees and due to lower bad debt expense.

INTERNATIONAL OPERATIONS

Operating earnings in our International Operations segment improved to $9.0 million in the three months ended March 31, 2008, up from last year’s first quarter operating earnings of $4.0 million. This improvement reflected an increase in the operating margin from 4.7% in first quarter of 2007 to 8.4% in the comparable 2008 quarter.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

Revenues before reimbursements from our International Operations increased 27.1%, from $83.9 million in the three months ended March 31, 2007 to $106.7 million in the same 2008 period. Compared to the 2007 first quarter, during the current quarter the U.S. dollar was weaker against most major foreign currencies, resulting in a net exchange rate benefit in the current quarter. Excluding the benefit of exchange rate fluctuations, international revenues would have been $97.2 million in the three months ended March 31, 2008, reflecting growth in revenues on a constant dollar basis of 15.8%. This growth in the first quarter of 2008 partially reflected increased case referrals of 3.4% and the positive impact of claims completed during the first quarter of 2008 that originated from the U.K. flooding of June and July 2007. Average revenue per claim increased 12.4% during the 2008 period due to changes in the mix of services provided and in the rates charged for those services.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $9.7 million for the three months ended March 31, 2008, from $7.4 million in the same 2007 period due primarily to an increase in current quarter revenues and a weaker U.S. dollar during the current quarter.

Case Volume Analysis

International Operations unit volumes by region, measured by cases received, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months ended
(whole numbers)	March 31, 2008	March 31, 2007	% change
United Kingdom (U.K.)	41,228	47,104	(12.5%)
Americas	56,498	50,809	11.2%
Continental Europe, Middle East, and Africa (“CEMEA”)	35,830	31,255	14.6%
Asia/Pacific	25,472	24,621	3.5%

Total International Cases Received	159,028	153,789	3.4%

Claims received in the U.K were higher in the first quarter of 2007 due to the increased level of storm-related activity in the prior year period. The increase in the Americas was primarily due to claims from new business in Canada and Brazil. The increase in CEMEA was primarily due to new business in Spain and an increase in the volume of claims from existing clients in Norway and Sweden. The increase in Asia Pacific was primarily due to an increase in storm-related activity in Australia during the 2008 first quarter.

Direct Compensation and Fringe Benefits

As a percentage of revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, were 69.2% for the three months ended March 31, 2008 compared to 70.2% for the same period in 2007. This percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased to $73.9 million for the first quarter of 2008 from $58.9 million for the comparable quarter in 2007. The dollar amount increase was primarily due to the increase in the number of full-time equivalent employees and a weaker U.S. dollar in the current quarter. There was an average of 3,944 full-time equivalent employees in the first three months of 2008 compared to an average of 3,554 in the same 2007 period.

Salaries and wages of International Operations segment personnel increased to $62.6 million for the three months ended March 31, 2008, from $49.4 million in the same 2007 period. Payroll taxes and fringe benefits for the International Operations segment totaled $11.3 million for the three months ended March 31, 2008, compared to $9.5 million for the same period in 2007. These increases were primarily related to the increase in the number of employees and a weaker U.S. dollar during the current quarter.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 22.4% of international revenues before reimbursements for the three months ended March 31, 2008, down from 25.1% for the same period in 2007, primarily due to increased operational efficiency through our ability to service additional revenue without adding a proportionate amount of additional costs. The dollar amount of these expenses increased in the current quarter to $23.9 million from $21.1 million in the first quarter of 2007. The increase in the dollar amount was due primarily to a weaker U.S. dollar in the current quarter.

BROADSPIRE

Our Broadspire segment recorded operating earnings of $1.7 million for the first quarter of 2008, compared to an operating loss of $681,000 in the same quarter of 2007. This improvement primarily reflected continuing cost-reduction initiatives. We have taken significant steps to reduce operating expenses in the combined Broadspire segment, primarily through staff reductions and consolidation of existing leased office locations. The 5.0% decline in this segment’s first quarter 2008 revenues before reimbursements was offset by a 7.8% decline in operating expenses for the same period compared to the 2007 first quarter.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire segment revenues before reimbursements decreased 5.0% to $80.3 million for the three months ended March 31, 2008, compared to $84.5 million for the 2007 period. This reduction in revenues in the current quarter was primarily the result of decreased claims volume. See the following analysis of Broadspire segment cases received.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.3 million for the three months ended March 31, 2008, decreasing from $1.9 million in the comparable 2007 quarter. This decrease was primarily attributable to the corresponding decrease in revenues before reimbursements.

Case Volume Analysis

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 8.3% in the 2008 first quarter compared to the 2007 first quarter. Revenues increased by 3.3% from changes in the mix of services provided and in the rates charged for those services, resulting in a 5.0% decrease in Broadspire segment revenues before reimbursements in the 2008 first quarter compared to the 2007 first quarter.

Broadspire unit volumes by major service line, as measured by cases received, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months ended
(whole numbers)	March 31, 2008	March 31, 2007	% change
Workers’ Compensation	43,959	46,602	(5.7%)
Casualty	21,924	23,400	(6.3%)
Other	3,231	5,377	(39.9%)

Total Broadspire Cases Received	69,114	75,379	(8.3%)

The declines in claims in the first quarter of 2008 were primarily due to reductions in claims from our existing clients, only partially offset by net new business gains. The decline in workers’ compensation claims also reflected a continuing decline in reported workplace injuries in the U.S.

Direct Compensation and Fringe Benefits

Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, declined to 56.5% in the three months ended March 31, 2008, compared to 59.1% in the same 2007 period. This decrease primarily reflected continuing cost-reduction initiatives started when we acquired Broadspire Management Services, Inc. (“BMSI”). Average full-time equivalent employees totaled 2,392 in the first three months of 2008, down from 2,600 in the same 2007 period.

Broadspire segment salaries and wages decreased 10.3%, to $36.7 million in the three months ended March 31, 2008 from $40.9 million in the same 2007 period. Payroll taxes and fringe benefits for the Broadspire segment totaled $8.7 million in the three months ended March 31, 2008, decreasing 4.4% from 2007 expenses of $9.1 million for the same comparable period. These decreases were primarily the result of the reduction in the number of full-time equivalent employees in the current quarter.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased slightly as a percent of revenues before reimbursements to 41.3% for the three months ended March 31, 2008, from 41.7% in the same 2007 period. This decrease was primarily due to lower office operating expenses in the current quarter resulting from ongoing cost-reduction initiatives started when we acquired BMSI.

LEGAL SETTLEMENT ADMINISTRATION

As of January 1, 2008, our strategic warranty services unit was transferred from our Legal Services Administration segment to our U.S. Property & Casualty segment. Segment results for the prior year period have been restated to reflect this transfer. Our Legal Settlement Administration segment reported operating earnings of $2.5 million for the three months ended March 31, 2008, declining slightly from $2.6 million in the same 2007 period with the related operating margin increasing from 10.9% in the first three months of 2007 to 13.2% in the same 2008 period.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements declined 21.4% to $19.0 million in the three months ended March 31, 2008 compared to $24.2 million in the same 2007 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the three months ended March 31, 2008, we were awarded 40 new settlement administration assignments compared to 35 during the same period in 2007. At March 31, 2008 we had a backlog of projects awarded totaling approximately $50.5 million, compared to $31.1 million at March 31, 2007. Of the $50.5 million backlog at March 31, 2008, an estimated $35.3 million is expected to be recognized as revenues over the remainder of 2008.

Reimbursed Expenses included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $5.4 million for the three months ended March 31, 2008, declining from $7.6 million in the comparable 2007 period. This decrease was primarily attributable to lower revenues during the current quarter.

Transaction Volume

Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements increased to 48.8% in the three months ended March 31, 2008 compared to 45.0% in the same 2007 period. This percentage increase was primarily due to an increase in operating capacity during the 2008 quarter due to lower class action settlement activity. The dollar amount of these expenses decreased to $9.3 million for the first quarter of 2008 compared to $10.9 million for the comparable 2007 quarter, due primarily to a reduction in the number of full-time equivalent employees in the current quarter. There was an average of 352 full-time equivalent employees in the first three month of 2008, compared to an average of 474 in the comparable 2007 period.

Legal Settlement Administration salaries and wages decreased 13.3%, to $7.8 million for the three months ended March 31, 2008 from $9.0 million in the comparable 2007 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.4 million in the three months ended March 31, 2008, decreasing from first quarter 2007 costs of $1.9 million. These decreases were primarily the result of the decrease in number of full-time equivalent employees in 2008

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits declined as a percent of related revenues before reimbursements to 38.0% in the three months ended March 31, 2008 from 44.1% in the same comparable 2007 period. This decline was primarily due to the lower class action activity during 2008.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Used in Operating Activities

Cash used in operating activities was $4.1 million for the three months ended March 31, 2008, compared to cash used in operating activities of $32.2 million for the same period of 2007. This decrease in cash used in operating activities during the current quarter compared to the first quarter of 2007 was primarily due to higher net income and a reduction in the combined growth of billed and unbilled revenues in the current quarter compared to the growth during the first quarter 2007. Also, additional operating cash was used in the first quarter of 2007 for the payments of accrued liabilities assumed in the BMSI acquisition. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter each year to fund defined contribution retirement plans and incentive compensation plans. Over the remaining months of 2008, we expect to use $16.8 million to fund our U.S. defined benefit pension plan.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $6.5 million in the three months ended March 31, 2008, compared to cash provided by investing activities of $3.3 million in the same period of 2007. During the 2007 first quarter, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services business.

Cash Provided by Financing Activities

Cash provided by financing activities increased from $1.4 million in the three months ended March 31, 2007, to $2.8 million in the same period of 2008. This net increase was due to net new borrowings under our revolving credit facility.

During the three-month periods ended March 31, 2008 and 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of March 31, 2008, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our credit agreement.

Liquidity and Capital Resources

At March 31, 2008, our working capital balance (current assets less current liabilities) was $95.1 million, an increase from the December 31, 2007 balance of $91.2 million. Cash and cash equivalents totaled $42.8 million at March 31, 2008 and $50.9 million at December 31, 2007.

We maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $19.8 million committed under the letter of credit facility, the balance of our unused line of credit totaled $45.9 million at March 31, 2008. Short-term borrowings outstanding in our International Operations segment, including bank overdraft facilities, as of March 31, 2008 totaled $35.0 million, increasing from $29.4 million at the end of 2007.

Long-term borrowings outstanding, including current installments and capital leases, totaled $185.3 million as of March 31, 2008, compared to $185.9 million at December 31, 2007. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2008, we have not entered into any off-balance sheet arrangements that could materially impact our operations, financial condition, or cash flows.

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

There have been no material changes to our critical accounting policies and estimates since December 31, 2007. For additional discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

New Accounting Standards Adopted

Additional information related to new accounting standards adopted during 2008 is provided in Notes 2 and 4 to our condensed consolidated financial statements contained in this Form 10-Q.

Pending Adoption of New Accounting Standards

Additional information related to pending adoption of new accounting standards is provided in Note 3 to our condensed consolidated financial statements contained in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.

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

Changes in Internal Control over Financial Reporting

We have identified no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information on legal matters, see Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Form 10-Q which is incorporated into this Item 1 by reference.

Item 1.A.	Risk Factors

Other than the following, we are aware of no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

We are subject to potential challenges relating to overtime pay and other regulations that affect our relationship with our employees, which could adversely affect our business.

We are subject to numerous federal, state and foreign employment laws, and from time to time we face claims by our employees and former employees under such laws. In addition, the number of cases involving alleged violations of wage and hour laws has recently increased. The outcome of these cases is highly fact specific and there has been a substantial amount of legislative and judicial activity pertaining to employment-related issues. We do not know if these allegations will result in litigation and cannot predict the outcome of any such litigation. Such claims or litigation involving our current or former employees could divert our management’s time and attention from our business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the our results of operations, financial position, and cash flows.

Item 6.	Exhibits

See Index to Exhibits beginning on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date: May 9, 2008	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman President and Chief Executive Officer (Principal Executive Officer) and Director

Date: May 9, 2008	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Registrant, as of May10, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended and restated October 30, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007)

*10.1	Compensatory Arrangements between Thomas W. Crawford, W. Bruce Swain, and the Registrant effective January 1, 2008 (incorporated by reference to the description of verbal agreements contained in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008)

*10.2	Compensatory Arrangements between Thomas W. Crawford, Jeffrey T. Bowman, W. Bruce Swain, Kevin B. Frawley, and the Registrant dated February 27, 2008 and effective January 1, 2008 (incorporated by reference to the description of verbal agreements contained in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2008)

*10.3	Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2008)

*10.4	Crawford & Company Executive Stock Bonus Plan as amended and restated March 1, 2008 and ratified by the Registrant’s shareholders on May 6, 2008 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2008)

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.