Form 10-Q
period 2008-06-30
CRAWFORD & CO
filed 2008-08-08
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number 1-10356

CRAWFORD & COMPANY

(Exact name of Registrant as specified in its charter)

Georgia	58-0506554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Summit Boulevard Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

(404) 300-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008 was as follows:

Class A Common Stock, $1.00 par value: 26,191,869

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

June 30, 2008

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except earnings per share)

	Six months ended
	June 30, 2008	June 30, 2007
Revenues:
Revenues before reimbursements	$518,777	$484,145
Reimbursements	45,162	34,678

Total Revenues	563,939	518,823

Costs and Expenses:
Cost of services provided, before reimbursements	377,369	361,656
Reimbursements	45,162	34,678

Total cost of services	422,531	396,334
Selling, general, and administrative expenses	105,906	107,816
Corporate interest expense, net of interest income of $885 and $910, respectively	9,072	8,600

Total Costs and Expenses	537,509	512,750

Gain on disposal of subrogation business	—	3,980
Gain on sale of former corporate headquarters	—	4,844

Income before Income Taxes	26,430	14,897
Provision for Income Taxes	9,430	5,538

Net Income	$17,000	$9,359

Earnings Per Share:
Basic	$0.34	$0.19
Diluted	$0.34	$0.19
Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,582	50,397
Diluted Earnings Per Share	50,705	50,526

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except earnings per share)

	Three months ended
	June 30, 2008	June 30, 2007
Revenues:
Revenues before reimbursements	$263,265	$240,537
Reimbursements	26,001	15,694

Total Revenues	289,266	256,231

Costs and Expenses:
Cost of services provided, before reimbursements	190,626	178,949
Reimbursements	26,001	15,694

Total cost of services	216,627	194,643
Selling, general, and administrative expenses	55,265	52,705
Corporate interest expense, net of interest income of $311 and $490, respectively	4,656	4,232

Total Costs and Expenses	276,548	251,580

Gain on sale of former corporate headquarters	—	4,844

Income before Income Taxes	12,718	9,495
Provision for Income Taxes	4,786	3,443

Net Income	$7,932	$6,052

Earnings Per Share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12
Average Number of Shares Used to Compute:
Basic Earnings Per Share	50,590	50,404
Diluted Earnings Per Share	50,761	50,580

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)

	June 30, 2008	* December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$48,346	$50,855
Accounts receivable, less allowance for doubtful accounts of $15,768 in 2008 and $16,552 in 2007	191,980	178,528
Unbilled revenues, at estimated billable amounts	131,899	136,652
Prepaid expenses and other current assets	18,164	16,717

Total current assets	390,389	382,752

Property and Equipment:
Property and equipment	154,771	153,733
Less accumulated depreciation	(107,662)	(104,467)

Net property and equipment	47,109	49,266

Other Assets:
Goodwill	263,628	263,769
Intangible assets arising from business acquisitions, net	115,325	118,678
Capitalized software costs, net	43,045	40,032
Deferred income tax asset	18,286	18,923
Other noncurrent assets	27,953	29,362

Total other assets	468,237	470,764

TOTAL ASSETS	$905,735	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

Unaudited

(In thousands)

	June 30, 2008	* December 31, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$33,387	$29,389
Accounts payable	42,017	39,601
Accrued compensation and related costs	62,999	69,655
Deferred revenues	60,838	64,363
Self-insured risks	18,745	18,290
Accrued income taxes	17,553	10,435
Other accrued liabilities	53,459	57,360
Current installments of long-term debt and capital leases	2,337	2,475

Total current liabilities	291,335	291,568

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	182,381	183,449
Deferred revenues	53,086	58,925
Self-insured risks	18,168	18,439
Accrued pension liabilities	67,375	76,977
Post-retirement medical benefit obligation	2,012	1,898
Other noncurrent liabilities	13,658	12,265

Total noncurrent liabilities	336,680	351,953

Minority interest in equity of consolidated affiliates	5,144	5,046

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 26,192 and 25,935 shares issued and outstanding in 2008 and 2007, respectively	26,192	25,935
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2008 and 2007	24,697	24,697
Additional paid-in capital	21,619	19,057
Retained earnings	240,887	223,793
Accumulated other comprehensive loss	(40,819)	(39,267)

Total shareholders’ investment	272,576	254,215

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$905,735	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Six months ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net income	$17,000	$9,359
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,837	14,540
Loss on sales of property and equipment, net	20	501
Stock-based compensation	2,834	1,569
Gain on sale of subrogation business	—	(3,980)
Gain on 2006 sale of former corporate headquarters	—	(4,844)
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	(11,438)	5,133
Unbilled revenues, net	4,393	(10,704)
Accrued or prepaid income taxes	6,591	8,102
Accounts payable and accrued liabilities	(407)	(12,228)
Deferred revenues	(9,274)	(12,901)
Accrued retirement costs	(11,841)	(596)
Prepaid expenses and other operating activities	(1,740)	(311)

Net cash provided by (used in) operating activities	10,975	(6,360)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,209)	(6,973)
Proceeds from sales of property and equipment	215	438
Capitalization of computer software costs	(8,028)	(5,043)
Proceeds from sale of investment security	—	5,000
Proceeds from sale of subrogation business	—	5,000
Other investing activities, net	(204)	(1,284)

Net cash used in investing activities	(13,226)	(2,862)

Cash Flows From Financing Activities:
Increases in short-term borrowings	29,726	9,143
Payments on short-term borrowings	(28,969)	(10,216)
Payments on long-term debt and capital lease obligations	(1,331)	(6,328)
Other financing activities, net	(14)	19

Net cash used in financing activities	(588)	(7,382)

Effect of exchange rate changes on cash and cash equivalents	330	653

Decrease in cash and cash equivalents	(2,509)	(15,951)
Cash and cash equivalents at beginning of period	50,855	61,674

Cash and cash equivalents at end of period	$48,346	$45,723

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 or for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future periods.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

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

2. Adoption of New Accounting Standards

SFAS 157

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), and related guidance, for all of its financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. As it relates to the Company’s non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company is still in the process of evaluating the impact

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

that SFAS 157 may have on its pension-related financial assets and nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Fair Value Measurements at June 30, 2008
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,232	$2,232	—	—
Liabilities:
Interest rate swap	$(3,765)	—	$(3,765)	—

The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk.

SFAS 158

As permitted, the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), was in two phases. On December 31, 2006, the Company adopted the first phase, the recognition and disclosure provisions of SFAS 158. The requirement of SFAS 158 to measure the fair value of plan assets and benefit obligations as of the most recent balance sheet date, the second phase, was effective for the Company on January 1, 2008. Prior to 2008, the Company’s frozen U.S. defined benefit retirement plans as well as its frozen U.S. retiree medical benefit plan used a September 30 annual measurement date. Under SFAS 158, the September 30 early measurement date can no longer be used and the Company must instead use December 31 as its year-end measurement date beginning in 2008. The Company’s United Kingdom and other international defined benefit plans already use a fiscal year-end measurement date, and thus no measurement date changes are needed for those non-U.S. plans.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 158 provides entities with two alternatives to transition to a fiscal year-end measurement date. The Company selected the alternative which allows it to use the existing early measurement date of September 30, 2007 to compute net benefit costs for the period between October 1, 2007 and December 31, 2008 (the “15-month alternative” under SFAS 158). Net benefit costs for this 15-month period are estimated to be a net credit of approximately $711,000 before income taxes for all of its U.S. defined benefit retirement plans including its frozen U.S. retiree medical benefit plan. Eighty percent of this net benefit expense credit, or approximately $569,000 credit before income taxes, will be recognized by the Company as a benefit expense reduction during 2008. The remaining 20% of the benefit credit, or approximately $94,000 credit after income taxes, was credited to the Company’s beginning retained earnings on January 1, 2008. Any changes in the plans’ asset values or benefit obligations for items such as gains or losses from September 30, 2007 to December 31, 2008 will be recorded as an adjustment to the Company’s Other Comprehensive Income at December 31, 2008.

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

3. Pending Adoption of Recently Issued Accounting Standards

SFAS 141R

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R will replace SFAS 141 and changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. SFAS 141R will change the accounting treatment for certain acquisition-related activities including 1) recording contingent consideration at the acquisition date at fair value, 2) expensing acquisition-related costs as incurred, and 3) expensing restructuring costs associated with the acquired business. SFAS 141R will also introduce certain new disclosure requirements. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have an impact on its financial statements. However, it will have a significant impact on the accounting for any acquisitions consummated after the effective date of the statement.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 will amend the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is designed to improve

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP FAS 142-3 will not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date of FSP FAS 142-3, which will be January 1, 2009 for the Company. However, the FSP will require certain incremental disclosures for all intangible assets, including those recognized in periods prior to the effective date of this FSP.

SFAS 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revises the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests will be considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet will be eliminated. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. An issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. At June 30, 2008, the Company had $5,144,000 of “Minority Interest in Equity of Consolidated Affiliates” in the mezzanine section of its unaudited Condensed Consolidated Balance Sheet that would have been reported as a component of Shareholders’ Investment (equity) had SFAS 160 been in effect. The Company will adopt SFAS 160 on January 1, 2009.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities under SFAS No. 128, “Earnings Per Share” (“SFAS 128”). As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company’s restricted grants of Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants would be considered participating securities under SFAS 128, and thus the two-class method of computing EPS under SFAS 128 will apply to the Company upon adoption of FSP EITF 03-6-1 on January 1, 2009. The impact that the adoption of FSP EITF 03-6-1 will have on the Company’s basic and diluted EPS calculations will depend upon the number of restricted stock grants outstanding at any particular time. However, based on the average number of unvested grants of restricted stock outstanding, the Company’s total basic and diluted EPS for the six months ended June 30, 2008 would have been reduced by $0.01 had the provisions of FSP EITF 03-6-1 been in effect. Due to rounding in the calculations, the Company’s total basic and diluted EPS for the three months ended June 30, 2008, and all other historical periods, would not have been impacted had the provisions of FSP EITF 03-6-1 been in effect.

4. Interest Rate Swap Agreement

In May 2007, the Company entered into a three-year interest rate swap agreement which effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133 and related guidance, the Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term to match the expected repayment of the Company’s outstanding debt and was $150.0 million at June 30, 2008. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2008, the fair value of the interest rate swap was a liability of $3,765,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months is approximately $2,800,000. For the three and six months ended June 30, 2008, the amounts reclassified into earnings as adjustments to interest expense were $968,000 and $1,128,000, respectively. These amounts for the 2007 periods were not material.

5. Earnings Per Share (“EPS”)

Basic EPS is computed based on the weighted-average number of total common shares outstanding during the respective periods. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic EPS. Diluted EPS is computed under the “treasury stock” method based on the weighted-average number of total common shares outstanding (excluding nonvested shares of restricted stock issued), plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the Company’s Executive Stock Bonus Plan that vest based on service conditions or on performance conditions that have been achieved.

Below is the calculation of basic and diluted EPS for the quarters and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
(in thousands, except earnings per share )	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income available to common shareholders	$7,932	$6,052	$17,000	$9,359

Weighted-average common shares outstanding	50,888	50,471	50,807	50,458
Less: Weighted-average unvested common shares outstanding	(298)	(67)	(225)	(61)

Weighted-average common shares used to compute basic earnings per share	50,590	50,404	50,582	50,397
Dilutive effect of shares under stock-based compensation plans	171	176	123	129

Weighted-average common shares used to compute diluted earnings per share	50,761	50,580	50,705	50,526

Basic earnings per share	$0.16	$0.12	$0.34	$0.19

Diluted earnings per share	$0.16	$0.12	$0.34	$0.19

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Outstanding stock options to purchase 2,972,555 and 2,971,955 shares of the Company’s Class A common stock were excluded from the weighted-average computations of diluted EPS at June 30, 2008 and 2007, respectively, because the options would have been antidilutive. In addition, performance stock grants for 2,162,705 shares of the Company’s Class A common stock granted under the Executive Stock Bonus Plan were excluded from the computation of diluted EPS because the expected performance conditions had not yet been met as of June 30, 2008. Compensation costs under SFAS 123-R, “Share-based Payment,” is being recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating diluted EPS under SFAS 128, “Earnings Per Share,” until the performance measurements have actually been achieved, which is expected to occur later in 2008 for the majority of these performance grants.

6. Comprehensive Income

For the three months and six months ended June 30, 2008 and 2007, comprehensive income for the Company consisted of net income, amortization of previously unrecognized retirement plan costs, the change in fair value of the effective portion of the Company’s interest rate swap, and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the three months and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$7,932	$6,052	$17,000	$9,359
Amortization of unrecognized retirement plans costs	665	1,157	1,330	2,450
Change in fair value of interest rate swap	1,746	94	(82)	94
Foreign currency translation adjustments, net	1,723	5,648	(2,800)	8,510

Total Comprehensive Income	$12,066	$12,951	$15,448	$20,413

7. Defined Benefit Pension Plans

Net periodic benefit costs related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2008 and 2007 included the following components:

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$774	$774	$1,547	$1,548
Interest cost	9,311	8,828	18,622	17,656
Expected return on assets	(11,902)	(9,744)	(22,712)	(19,488)
Amortization of transition asset	72	75	145	150
Recognized net actuarial loss	962	2,055	1,925	4,110

Net periodic benefit (credit) cost	$(783)	$1,988	$(473)	$3,976

8. Income Taxes

The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. At June 30, 2008, the Company estimates that its effective annual income tax rate for 2008 will be approximately 35.0% before considering any discrete items, such as amounts related to prior years’ tax positions. The difference between the actual rate of 35.7% for the six months ended June 30, 2008 and the estimated annual effective rate of 35.0% was due to discrete items of $192,000 that were recorded during the six months ended June 30, 2008.

9. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the property and casualty insurance company market in the U.S., International Operations which serves the property and casualty insurance company markets outside the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs and credits, and certain other gains. Historical information has been revised to conform to the current alignment of the Company’s reportable segments. Subsequent to March 31, 2007, the Company changed its method of allocating certain corporate overhead costs and credits to each of its operating segments. Prior period amounts have been restated on the same basis as the current allocation method.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On January 1, 2008, the Company’s Strategic Warranty Services unit was moved from the Legal Settlement Administration segment to the U.S. Property & Casualty segment. Prior period amounts for both segments have been restated to reflect this transfer. As a result of this transfer, $3,813,000 of goodwill was reallocated from the Legal Settlement Administration reporting unit to the U.S. Property & Casualty reporting unit.

Financial information for the three months and six months ended June 30, 2008 and 2007 covering the Company’s reportable segments is presented below:

	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
U.S. Property & Casualty	$51,198	$47,748	$100,708	$98,744
International Operations	113,433	88,655	220,143	172,595
Broadspire	79,065	83,138	159,378	167,658
Legal Settlement Administration	19,569	20,996	38,548	45,148

Total Segment Revenues before Reimbursements	263,265	240,537	518,777	484,145
Reimbursements	26,001	15,694	45,162	34,678

Total Revenues	$289,266	$256,231	$563,939	$518,823

Operating Earnings:
U.S. Property & Casualty	$5,092	$1,197	$11,041	$4,573
International Operations	10,446	4,566	19,433	8,530
Broadspire	2,540	2,779	4,287	2,098
Legal Settlement Administration	3,142	3,033	5,639	5,669

Total Segment Operating Earnings	21,220	11,575	40,400	20,870
Add/(deduct):
Unallocated corporate and shared cost, net	(2,061)	(839)	(1,410)	(2,613)
Gains on sales of assets	—	4,844	—	8,824
Amortization of customer-relationship intangible assets	(1,506)	(1,507)	(3,014)	(2,943)
Stock option expense	(279)	(346)	(474)	(641)
Net corporate interest expense	(4,656)	(4,232)	(9,072)	(8,600)

Income before Income Taxes	$12,718	$9,495	$26,430	$14,897

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

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the past, the Company has sometimes structured certain acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period has varied for each acquisition, and the ultimate payments, when and if made, are expected to vary, as they are dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after June 30, 2008 under existing earnout agreements would approximate $8,225,000 through 2010, as follows:

(whole numbers)
2008	2009	2010	Total
$889,000	$6,535,000	$801,000	$8,225,000

The Company is subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces, and expects to continue to face, claims by its employees and former employees under such laws. In addition, the Company has become aware that a number of employers are becoming subject to an increasing number of claims involving alleged violations of wage and hour laws. The outcome of these allegations is expected to be highly fact specific, and there has been a substantial amount of recent legislative and judicial activity pertaining to employment-related issues. Such claims or litigation involving the Company or any of the Company’s current or former employees could divert management’s time and attention from the Company’s business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.

As previously disclosed, on October 31, 2006 the Company completed its acquisition of Broadspire Management Services, Inc. (“BMSI”) from Platinum Equity, LLC (“Platinum”). BMSI and Platinum are engaged in arbitration and other legal proceedings over disputes with the former owners of certain entities acquired by BMSI prior to the Company’s October 31, 2006 acquisition of BMSI. Pursuant to the agreement under which the Company acquired BMSI (the “Stock Purchase Agreement”), Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to pay as a result of unfavorable outcomes related to these pre-existing arbitrations and legal proceedings. Platinum has also agreed to indemnify the Company for any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s previous purchase and sale agreements. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding these unfavorable outcomes. At this time, the Company’s management and its legal counsel do not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its consolidated financial statements.

11. Gains on Disposition of Business and Sale of Assets

Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing. This business was part of the Company’s

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,980,000, or $0.05 per share after income taxes, based on the $5,000,000 initial sale price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company also entered into a services agreement (the “Agreement”) with the buyer. Under the terms of this Agreement, the buyer provides subrogation and recovery services to certain clients of the Company and the Company receives an administrative fee from these revenues earned by the buyer. The financial results of the subrogation services business have been included in the Company’s consolidated financial statements through the effective date of the sale and, due to the significance of the Agreement with the buyer in relationship to the sold business, the Company has not reported the sold business as discontinued operations in its consolidated financial statements. Revenues before reimbursements in 2007 before the February 28, 2007 sale of the subrogation services business were $375,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2007, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated March 12, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No.48, Accounting for Uncertainty in Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

August 8, 2008

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial conditions of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory financial terms,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debt covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to implement RiskTech on schedule,

•	impairment of goodwill or our other indefinite-lived intangible assets, and

•	our integration of Broadspire Management Services, Inc.

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

Business Overview

Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action and bankruptcy claims administration, warranty inspections, and risk management information services. Our stock is traded on the New York Stock Exchange under the symbols CRDA and CRDB.

Insurance companies, which represent the major source of our global revenues, customarily manage their own claims administration function but often rely on third parties for certain services which we provide, primarily field investigation and the evaluation of property and casualty insurance claims. We also conduct inspections of building component products related to warranty and product performance claims.

Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and evaluation of their claims, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay their claims.

We also perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by us as class action services.

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and offering a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. Accordingly, we are limited in our ability to predict case volumes that may be referred to us at any time.

We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. When the insurance underwriting market is “soft,” insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share. During a “hard” insurance underwriting market, insurance companies become very selective in the risks they underwrite and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claims volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. We are also impacted by decisions insurance companies may make to change the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Our ability to grow our market share in a highly fragmented, competitive market is primarily dependent on the delivery of superior quality service and effective, properly focused sales efforts.

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

Results of Consolidated Operations

Consolidated net income was $7.9 million and $6.1 million for the three months ended June 30, 2008 and 2007, respectively, and $17.0 million and $9.4 million for the six months ended June 30, 2008 and 2007, respectively. Consolidated net income for the three and six months ended June 30, 2007 included a pretax gain of $4.8 million, or $3.1 million after tax, related to the June 2006 sale of our former corporate headquarters. This gain was initially deferred pending the expiration of a leaseback arrangement related to that facility which expired June 30, 2007. Consolidated net income for the six months ended June 30, 2007 also included a pre-tax gain of $4.0 million, or $2.5 million after tax, from the sale of our U.S. subrogation services unit in February 2007.

The increase in consolidated net income during the three months and six months ended June 30, 2008 compared to the same periods in 2007 was driven by a 9% and 7% increase, respectively, in consolidated revenues before reimbursements, while the related costs of services before reimbursements increased by only 7% and 4%, respectively. Also, as a percentage of revenues before reimbursements, Selling, General, and Administrative (“SG&A”) expenses decreased 1.0% and 1.9% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These percentage decreases in 2008 were due primarily to the recovery of a previously written off account receivable balance, lower professional indemnity self-insurance expenses, and the benefit of synergies realized with the acquisition and integration of Broadspire Management Services, Inc. (“BMSI”).

Use of Non-GAAP Financial Performance Measure

Operating earnings is our segment measure of profit required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information,” as discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria our management uses. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains, and certain unallocated corporate and shared costs.

Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings since they are managed on a corporate-wide basis. Income taxes are based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense is the non-cash cost generally related to historically granted stock options which is not allocated to our operating segments. None of these costs relates directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.

Certain other gains and expenses arise from events (such as gains on sales of businesses and real estate) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs represent expenses and credits related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, certain software, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of the results of our four operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At June 30, 2008 we estimate that our effective annual income tax rate for 2008 will be approximately 35.0% before considering any discrete items.

Taxes on income totaled $9.4 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of pre-tax income, income tax expense including discrete items was 35.7% and 37.2% for the six months ended June 30, 2008 and 2007, respectively. The percentage decrease in 2008 was due primarily to changes in the mix of income earned from our international operations and U.S. operations. The difference between the actual rate of 35.7% for the six months ended June 30, 2008 and the estimated annual effective rate of 35.0% was due to discrete items of $192,000 that were recorded during the first six months of 2008.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense is also impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $5.0 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively, and $10.0 million and $9.5 million for the six months ended June 30, 2008 and 2007, respectively. Interest income totaled $311,000 and $490,000 for the three months ended June 30, 2008 and 2007, respectively, and $885,000 and $910,000 for the six months ended June 30, 2008 and 2007, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense of customer-relationship intangible assets acquired as part of our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million for both of the three-month periods ended June 30, 2008 and 2007, and $3.0 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. This amortization is included in SG&A expenses in our condensed consolidated statements of income.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Many of our stock option grants that are subject to expense recognition under SFAS No. 123-R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings. Stock option expense of $279,000 and $346,000 was recognized during the three months ended June 30, 2008 and 2007, respectively, and $474,000 and $641,000 was recognized for the six months ended June 30, 2008 and 2007, respectively, under the provisions of SFAS 123R.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, relocation costs associated with the 2007 move of our corporate headquarters, certain adjustments to our self-insured liabilities, certain software, and certain adjustments to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are more appropriately allocated to our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our current allocation methodology. Unallocated corporate and shared costs were $2,061,000 and $839,000 for the three months ended June 30, 2008 and 2007, respectively. This overall increase was due primarily to higher provisions for our self-insured liabilities and higher costs related to our CEO and Board of Directors, partially offset by a decrease in costs related to our frozen U.S. defined benefit pension plan. For the six months ended June 30, 2008 and 2007, unallocated corporate and shared costs were $1.4 million and $2.6 million, respectively. This decrease was due primarily to lower costs related to our frozen U.S. defined benefit pension plan, recovery of a previously charged off account receivable, partially offset by higher provisions for our self-insured liabilities and higher costs related to our CEO and Board of Directors.

Other Gains in 2007

Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services business to Trover for $5.0 million in cash. This business was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the initial sales price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our subrogation services employees were offered employment with Trover. Concurrently with the sale, we also entered into a services agreement (the “Agreement”) with Trover. Under the terms of this Agreement, Trover agreed to provide subrogation and recovery services to certain of our clients and we receive an administrative fee generated from these revenues earned by Trover. In accordance with GAAP, due to the significance of this Agreement in relationship to the disposed business, we have not reported the disposed business as a discontinued operation for financial reporting purposes.

On June 30, 2006 we sold the land and building utilized as our former corporate headquarters in Atlanta, Georgia. The base sale price of $8.0 million was paid in cash at closing. Also on June 30, 2006, we entered into a 12-month leaseback agreement for these same facilities. During the second quarter of 2007, we relocated our corporate headquarters to another nearby leased facility. In accordance with the provisions of SFAS 98, “Accounting for Leases,” we initially deferred recognition of the gain related to this 2006 sale until the leaseback agreement expired on June 30, 2007. Net of transaction costs, a pre-tax gain of $4.8 million was recognized in the quarter ended June 30, 2007 upon expiration of the leaseback agreement. Under the sale agreement, the $8.0 million base sale price is subject to potential upward revision depending upon the buyer’s ability to subsequently redevelop the property. In accordance with GAAP, the pre-tax gain of $4.8 million was based on the base sale price and did not include any amount for the potential upward revision of the sales price. Should such revision subsequently occur, we could ultimately realize an additional gain. We cannot predict the likelihood of any price revisions.

Executive Stock Bonus Plan

Under our Executive Stock Bonus Plan, there were 2,162,705 unearned performance grants for Class A shares of our common stock that were excluded from the computation of diluted earnings per share (“EPS”) because the performance conditions have not yet been met as of June 30, 2008. We currently expect the majority, approximately 80%, of these performance conditions will be satisfied in the last six months of 2008, with the remainder to be satisfied in 2009 and 2010. Based upon interim estimates of achievement rates for the performance goals and on recent market prices for our Class A common stock, we expect an additional 141,000, 1.1 million, and 962,000 common share equivalents to be included in the denominator of our diluted EPS calculations for the quarter ending September 30, 2008, the quarter ending December 31, 2008, and the year ending December 31, 2008, respectively. During the first quarter of 2009, an estimated 1.7 million of these grants will be issued as outstanding shares of our Class A common stock and will therefore be included in basic EPS beginning in 2009. The remaining performance grants not issued as outstanding shares in the first quarter of 2009 will be included in our diluted EPS calculations in 2009 and 2010 as the performance goals are achieved, and then included in our basic EPS beginning in the first quarter of 2011 when the remaining earned grants will be issued as shares of our Class A common stock. Estimates of our future EPS calculations are subject to a number of uncertainties, including future changes in the average market price of our Class A common stock and the actual number of performance grants earned in the future.

SEGMENT OPERATING RESULTS

As previously discussed, we evaluate our operating segments primarily by use of a non-GAAP financial measurement referred to by us as segment operating earnings. Segment operating earnings differ from net income computed in accordance with GAAP since segment operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.

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

Our discussion and analysis of the operating expenses included in our segment operating earnings is comprised of two components. “Direct Compensation and Fringe Benefits” include all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable expense. “Expenses Other Than Direct Compensation and Fringe Benefits” include outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs.

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

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net income, were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
U.S. Property & Casualty	$51,198	$47,748	$100,708	$98,744
International Operations	113,433	88,655	220,143	172,595
Broadspire	79,065	83,138	159,378	167,658
Legal Settlement Administration	19,569	20,996	38,548	45,148

Total revenues, before reimbursements	263,265	240,537	518,777	484,145
Reimbursements	26,001	15,694	45,162	34,678

Total Revenues	$289,266	$256,231	$563,939	$518,823
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$31,585	$31,508	$62,162	$64,674
% of related revenues before reimbursements	61.7%	66.0%	61.7%	65.5%
International Operations	76,479	62,857	150,336	121,743
% of related revenues before reimbursements	67.4%	70.9%	68.3%	70.6%
Broadspire	43,706	45,370	89,120	95,324
% of related revenues before reimbursements	55.3%	54.6%	55.9%	56.9%
Legal Settlement Administration	8,808	10,381	18,077	21,257
% of related revenues before reimbursements	45.0%	49.4%	46.9%	47.1%

Total	$160,578	$150,116	$319,695	$302,998
% of Revenues before reimbursements	61.0%	62.4%	61.6%	62.6%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$14,521	$15,043	$27,505	$29,497
% of related revenues before reimbursements	28.4%	31.5%	27.3%	29.9%
International Operations	26,508	21,232	50,374	42,322
% of related revenues before reimbursements	23.4%	23.9%	22.9%	24.5%
Broadspire	32,819	34,989	65,971	70,236
% of related revenues before reimbursements	41.5%	42.1%	41.4%	41.8%
Legal Settlement Administration	7,619	7,582	14,832	18,222
% of related revenues before reimbursements	38.9%	36.2%	38.5%	40.3%

Total before reimbursements	$81,467	$78,846	$158,682	$160,277
% of Revenues before reimbursements	30.9%	32.8%	30.6%	33.1%
Reimbursements	26,001	15,694	45,162	34,678

Total	$107,468	$94,540	$203,844	$194,955
% of Revenues	37.2%	36.9%	36.1%	37.6%
Operating Segment Earnings:
U.S. Property & Casualty	$5,092	$1,197	$11,041	$4,573
% of related revenues before reimbursements	9.9%	2.5%	11.0%	4.6%
International Operations	10,446	4,566	19,433	8,530
% of related revenues before reimbursements	9.2%	5.2%	8.8%	4.9%
Broadspire	2,540	2,779	4,287	2 ,098
% of related revenues before reimbursements	3.2%	3.3%	2.7%	1.3%
Legal Settlement Administration	3,142	3,033	5,639	5,669
% of related revenues before reimbursements	16.1%	14.4%	14.6%	12.6%
Add/(deduct):
Unallocated corporate and shared costs, net	(2,061)	(839)	(1,410)	(2,613)
Net corporate interest expense	(4,656)	(4,232)	(9,072)	(8,600)
Stock option expense	(279)	(346)	(474)	(641)
Amortization of customer-relationship intangibles	(1,506)	(1,507)	(3,014)	(2,943)
Other gains	—	4,844	—	8,824
Income taxes	(4,786)	(3,443)	(9,430)	(5,538)

Net Income	$7,932	$6,052	$17,000	$9,359

U.S. PROPERTY & CASUALTY

As of January 1, 2008, our Strategic Warranty Services unit was transferred to our U.S. Property & Casualty segment from our Legal Services Administration segment. Segment results for prior periods have been restated to reflect this transfer.

Segment operating earnings for our U.S. Property & Casualty segment increased from $1.2 million in the second quarter of 2007 to $5.1 million in the second quarter of 2008. For the six months ended June 30, segment operating earnings increased from $4.6 million in 2007 to $11.0 million in 2008. Operating margin increased from 2.5% in the second quarter of 2007 to 9.9% in the second quarter of 2008. For the first six months of the year, operating margin increased from 4.6% in 2007 to 11.0% in 2008. These increases in segment operating earnings and operating margins in 2008 were due to higher revenues in 2008, primarily from catastrophe-related claims, and also due to technology-driven operating efficiencies in this segment resulting from our ongoing technology investments.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace.

U.S. Property & Casualty revenues before reimbursements increased 7.2% to $51.2 million for the quarter ended June 30, 2008, compared to $47.7 million in the comparable 2007 period. Revenues increased 2.0% to $100.7 million for the six months ended June 30, 2008, compared to $98.7 million in the comparable 2007 period. These increases in 2008 were primarily due to higher revenues from catastrophe services. Revenues generated by our catastrophe services group were $3.5 million and $5.3 million for the quarter and six months ended June 30, 2008, respectively, increasing from $1.3 million and $3.1 million in the comparable 2007 periods. Prior year revenues also include $375,000 produced by our subrogation services business for the year-to-date period. The operating assets and operations of the subrogation unit were sold in the 2007 first quarter. See the following analysis of U.S. Property & Casualty cases received.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.7 million and $5.5 million for the quarter and six months ended June 30, 2008, respectively, increasing slightly from $2.6 million and $5.2 million in the comparable 2007 periods. These increases were due primarily to higher vehicle fuel costs and mileage reimbursements.

Case Volume Analysis

U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the disposed subrogation services business, decreased overall by 3.3% and 6.3% for the second quarter and six months ended June 30, 2008, respectively, compared to the same 2007 periods. For the quarter and six months ended June 30, 2008, segment revenue declined 0.8% and 0.4%, respectively, from the comparable 2007 periods due to the sale of our subrogation services business. Revenues increased 11.3% and 8.7% from changes in the mix of services provided and in the rates charged for those services, resulting in an overall net 7.2% and 2.0% increase in U.S. Property & Casualty revenues before reimbursements for the quarter and six months ended June 30, 2008, respectively. The decrease in referrals of high-frequency, low-severity vehicle claims primarily as a result of the decision of a large client to insource these claims increased our average revenue per claim in the 2008 second quarter and 2008 year-to-date period. Excluding these low value vehicle claim referrals, overall claim referrals were up 6.0% in the 2008 second quarter.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received and excluding the disposition of our subrogation services business, for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2008	June 30, 2007	Variance	June 30, 2008	June 30, 2007	Variance
Property	49,826	44,985	10.8%	96,198	90,356	6.5%
Vehicle	20,555	29,736	(30.9)%	42,938	59,925	(28.3)%
Casualty	17,774	22,012	(19.3)%	36,338	45,543	(20.2)%
Warranty Services	15,778	13,497	16.9%	30,012	26,888	11.6%
Catastrophe Services	5,582	1,873	198.0%	7,705	3,463	122.5%
Workers’ Compensation and Other	4,223	5,558	(24.0)%	8,699	10,722	(18.9)%

Total U.S. Property & Casualty Cases Received	113,738	117,661	(3.3)%	221,890	236,897	(6.3)%

The 2008 increases in property and catastrophe services claims were due primarily to severe weather in the first and second quarters of 2008. The 2008 declines in vehicle claims were due primarily to the decision of a large client to insource the handling of claims that were previously outsourced to us. The 2008 decreases in casualty claims were primarily due to reductions in claims from our existing clients. The 2008 increases in warranty services claims were primarily due to increased claims from our existing and new clients. The 2008 decreases in workers’ compensation and other claims were due primarily to lower referrals for outside investigations from our Broadspire segment.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.7% in the second quarter of 2008, decreasing from 66.0% in the comparable 2007 quarter. For the six-month period ended June 30, 2008, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.7%, decreasing from 65.5% in the comparable 2007 period. These percentage decreases in 2008 were due primarily to higher revenues and increased operating efficiencies. There was an average of 1,611 full-time equivalent employees (including 62 catastrophe adjusters) in the first six months of 2008, compared to an average of 1,783 employees (including 53 catastrophe adjusters) in the same period of 2007.

U.S. Property & Casualty salaries and wages totaled $26.2 million and $25.8 million for the three months ended June 30, 2008 and 2007, respectively. This slight overall increase in the 2008 second quarter compared to the same quarter in 2007 was due primarily to merit salary adjustments made in the second half of 2007 which impacted 2008 compensation, and higher incentive compensation costs in 2008 related to the increase in operating earnings and revenues, offset partially by the 2008 decrease in the number of full-time equivalent employees. For the first six months of 2008 and 2007, U.S. Property & Casualty salaries and wages totaled $51.0 million and $52.7 million, respectively. This decrease in 2008 was due primarily to the reduction in the number of full-time equivalent employees, partially offset by the merit salary adjustments made in the second half of 2007 and higher incentive compensation costs in 2008 related to the increase in operating earnings and revenues. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.4 million and $5.7 million in the second quarter of 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, payroll taxes and fringe benefits for U.S. Property and Casualty totaled $11.1 million and $12.0 million, respectively. These decreases in 2008 were due primarily to the reduction in the number of full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were $14.5 million, or 28.4% of segment revenues before reimbursements, for the quarter ended June 30, 2008, decreasing from $15.0 million, or 31.5% of segment revenues before reimbursements, for the comparable quarter of 2007. For the six-month period ended June 30, 2008, these expenses were $27.5 million, or 27.3% of segment revenues before reimbursements, decreasing from $29.5 million, or 29.9% of segment revenues before reimbursements, in the comparable 2007 period. These decreases in 2008 were primarily due to higher revenues in 2008 and lower 2008 costs related to provisions for doubtful accounts receivable and data processing functions.

INTERNATIONAL OPERATIONS

Segment operating earnings in our International Operations segment improved to $10.4 million and $19.4 million in the three and six months ended June 30, 2008, respectively, up significantly from last year’s second quarter and six months segment operating earnings of $4.6 million and $8.5 million, respectively. This improvement reflected an increase in the operating margin from 5.2% and 4.9% in the three months and six months ended June 30, 2007, respectively, to 9.2% and 8.8% in the comparable 2008 periods. For the first six months of 2008, revenues before reimbursements in our International Operations segment represented 42% of company-wide revenues before reimbursements, compared to 36% in the comparable 2007 period.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

In U.S. dollars, revenues before reimbursements from our International Operations segment increased 27.9% from $88.7 million in the second quarter of 2007 to $113.4 million in the 2008 second quarter. For the first six months of 2008, revenues before reimbursements in this segment in U.S. dollars totaled $220.1 million, a 27.5% increase from the $172.6 million reported in the first six months of 2007. Compared to the 2007 periods, during the current quarter and year-to-date period, the U.S. dollar weakened against most major foreign currencies, resulting in a net exchange rate benefit in the 2008 periods. Excluding the benefit of exchange rate fluctuations, international revenues would have been $106.4 million and $203.5 million in the second quarter and six months ended June 30, 2008, respectively, reflecting growth in revenues on a constant dollar basis of 20.0% and 17.9%, respectively. This revenue growth primarily reflected an overall increase in case referrals in our International Operations segment during the three and six months ended June 30, 2008, compared to the same periods in 2007. We have benefited from large client contracts entered into during 2007. Average revenue per claim increased 17.3% and 14.8% during the three months and six months ended June 30, 2008, respectively, due to changes in the mix of services provided and in the rates charged for those services.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $11.1 million and $20.9 million for the second quarter and six months ended June 30, 2008, respectively, from $8.1 million and $15.5 million in the comparable 2007 periods. These increases in 2008 were due primarily to higher out-of-pocket reimbursable costs related to a major Canadian service agreement and also due to a weaker U.S. dollar during the current year.

Case Volume Analysis

International Operations unit volumes by region for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2008	June 30, 2007	Variance	June 30, 2008	June 30, 2007	Variance
United Kingdom (U.K.)	40,866	49,919	(18.1)%	82,094	97,023	(15.4)%
Americas	56,900	44,051	29.2%	113,398	94,860	19.5%
Continental Europe, Middle East, and Africa (CEMEA)	34,100	34,699	(1.7)%	69,930	65,954	6.0%
Asia-Pacific	23,531	22,613	4.1%	49,003	47,234	3.7%

Total International Cases Received	155,397	151,282	2.7%	314,425	305,071	3.1%

The 2008 decreases in the United Kingdom volumes were due primarily to a reduction of storm-related claims in the current year periods. The 2008 increases in the Americas volumes were primarily due to higher claims volume in Canada from new and existing clients and an increase in high frequency, low severity claims activity in Brazil and Peru. The increase in CEMEA volume for the first six months of 2008 compared to the same period in 2007 was due primarily to increased volume from existing clients in Germany, Spain, and Sweden. The 2008 increases in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and Singapore and an increase in weather-related activity in Australia.

Direct Compensation and Fringe Benefits

As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 67.4% for the second quarter ended June 30, 2008, decreasing from 70.9% for the same quarter in 2007. For the six-month period ended June 30, 2008, these expenses decreased as a percentage of segment revenues before reimbursements to 68.3% from 70.6% in the comparable 2007 period. These percentage decreases in 2008 were primarily due to higher revenues and increased operating efficiencies in Canada and the U.K. There was an average of 4,149 full-time equivalent employees in this segment in the first six months of 2008 compared to an average of 3,608 in the same 2007 period.

Salaries and wages of International Operations segment personnel increased to $66.0 million for the second quarter ended June 30, 2008, from $53.1 million in the comparable 2007 quarter. For the six-month periods, salaries and wages of International Operations segment personnel increased to $128.6 million in 2008 from $102.5 million in 2007. These increases were primarily related to the increase in employees necessary to service the increased revenues and a weaker U.S. dollar during the 2008 periods. Payroll taxes and fringe benefits for the International Operations segment totaled $10.5 million and $21.8 million for the second quarter and six months ended June 30, 2008, respectively, compared to $9.7 million and $19.3 million for the same periods in 2007, primarily due to the increase in employees and a weaker U.S. dollar during the 2008 periods.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were 23.4% and 22.9% of international revenues before reimbursements for the three months and six months ended June 30, 2008, respectively, decreasing from 23.9% and 24.5% for the same periods in 2007. These percentage decreases in 2008 were due primarily to increased operational efficiency through our ability to service additional revenue without adding an equivalent amount of costs.

BROADSPIRE

Broadspire segment operating earnings were $2.5 million, or 3.2% of segment revenues before reimbursements, for the three months ended June 30, 2008, decreasing slightly from $2.8 million, or 3.3% of segment revenues before reimbursements, for the three months ended June 30, 2007. For the six months ended June 30, 2008, segment operating earnings were $4.3 million, or 2.7% of segment revenues before reimbursements, increasing from $2.1 million, or 1.3% of segment revenues before reimbursements, for the comparable 2007 period.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured marketplace.

Broadspire segment revenues before reimbursements decreased 4.9% to $79.1 million and $159.4 million for the quarter and six months ended June 30, 2008, respectively, compared to $83.1 million and $167.7 million for the comparable 2007 periods. These 2008 decreases in revenues before reimbursements were primarily the result of 2008 declines in case volumes. See the following analysis of Broadspire segment cases received.

Reimbursed Expenses included in Total Revenues

Reimbursed expenses included in total revenues for the Broadspire segment were $1.3 million and $2.6 million for the three months and six months ended June 30, 2008, respectively, compared to $1.2 million and $2.6 million in the comparable 2007 periods.

Case Volume Analysis

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 11.5% and 9.9% for the three months and the six months ended June 30, 2008, respectively, compared to the same periods in 2007. Segment revenues increased by 6.6% and 5.0% for the three months and six months ended June 30, 2008, respectively, from the same periods in 2007 due to changes in the mix of services provided and in the rates charged for those services. These volume and rate/mix changes resulted in a net 4.9% decrease in Broadspire segment revenues before reimbursements for both the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Broadspire unit volumes by major service line, as measured by cases received, for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2008	June 30, 2007	Variance	June 30, 2008	June 30, 2007	Variance
Workers’ Compensation	41,159	45,121	(8.8%)	85,118	91,723	(7.2%)
Casualty	18,131	21,654	(16.3%)	40,055	45,054	(11.1%)
Other	3,576	4,267	(16.2%)	6,807	9,644	(29.4%)

Total Broadspire Cases Received	62,866	71,042	(11.5%)	131,980	146,421	(9.9%)

The 2008 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S. The 2008 declines in casualty and other claims were primarily due to reductions in claims from our existing clients, partially offset by net new business gains.

Direct Compensation and Fringe Benefits

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of revenues before reimbursements, increased slightly from 54.6% for the quarter ended June 30, 2007 to 55.3% in the 2008 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenue before reimbursements, decreased slightly from 56.9% in 2007 to 55.9% in 2008. Average full-time equivalent employees totaled 2,382 in the first six months of 2008, down from 2,568 in the same 2007 period.

Broadspire segment salaries and wages totaled $36.3 million and $73.0 million for the three months and six months ended June 30, 2008, respectively, decreasing 3.2% and 6.9%, from $37.5 million and $78.4 million in the comparable 2007 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $7.4 million and $16.1 million for the second quarter and six months ended June 30, 2008, respectively, decreasing 5.1% and 4.7%, respectively, from 2007 expenses of $7.8 million and $16.9 million for the same comparable periods. These 2008 decreases were primarily the result of the reduction in the number of full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits decreased as a percent of segment revenues before reimbursements to 41.5% and 41.4% for the three months and six months ended June 30, 2008, respectively, from 42.1% and 41.8% for comparable periods in 2007. These 2008 decreases were primarily due to lower office operating expenses in 2008, resulting from ongoing cost-reduction initiatives started when we acquired BMSI in late 2006.

LEGAL SETTLEMENT ADMINISTRATION

As of January 1, 2008, our Strategic Warranty Services unit was transferred from our Legal Services Administration segment to our U.S. Property & Casualty segment. Segment results for prior years have been restated to reflect this transfer.

Our Legal Settlement Administration segment reported segment operating earnings of $3.1 million and $5.6 million for the three months and six months ended June 30, 2008, respectively, compared to $3.0 million and $5.7 million in the comparable 2007 periods. The related segment operating margin increased from 14.4% and 12.6% for the three months and the six months ended June 30 2007, respectively, to 16.1% and 14.6% in the comparable 2008 periods.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and bankruptcy administration.

Legal Settlement Administration revenues before reimbursements declined 6.8% to $19.6 million and 14.6% to $38.5 million for the three months and six months ended June 30, 2008, respectively, compared to $21.0 million and $45.1 million in the comparable 2007 periods. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the three months and six months ended June 30, 2008, we were awarded 42 and 82 new settlement administration assignments, respectively, compared to 63 and 98 during the same periods in 2007. At June 30, 2008 we had a backlog of projects awarded totaling approximately $52.8 million, compared to $41.1 million at June 30, 2007. Of the $52.8 million backlog at June 30, 2008, an estimated $29.1 million is expected to be recognized as revenues over the remainder of 2008.

Reimbursed Expenses included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $10.8 million and $16.2 million for the three months and six months ended June 30, 2008, respectively, increasing from $3.8 million and $11.4 million in the comparable 2007 periods. These 2008 increases were due primarily to large noticing projects in the 2008 second quarter that required significant amounts of out-of-pocket reimbursable expenses.

Transaction Volume

Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements was 45.0% in the second quarter of 2008, compared to 49.4% in the comparable 2007 quarter. For the six-month period ended June 30, 2008, these expenses as a percent of segment revenues before reimbursements were 46.9%, compared to 47.1% in the same 2007 period. These 2008 decreases were primarily due to the reduced number of full-time equivalent employees in 2008 and reduced incentive compensation expenses in 2008. There was an average of 334 full-time equivalent employees in the first six months of 2008, compared to an average of 448 in the same 2007 period.

Legal Settlement Administration salaries and wages totaled $7.8 million and $15.6 million for the quarter and six months ended June 30, 2008, respectively, decreasing 15.2% and 14.3%, from $9.2 million and $18.2 million in the comparable 2007 periods, respectively. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.0 million and $2.5 million for the quarter and six months ended June 30, 2008, respectively, decreasing 16.7% from costs of $1.2 million and $3.0 million in the comparable 2007 periods. These 2008 decreases were primarily the result of the decrease in the number of full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation, related payroll taxes, and fringe benefits as a percent of segment revenues before reimbursements increased from 36.2% in the second quarter of 2007 to 38.9% in the second quarter of 2008. For the six-month period ended June 30, 2008, these expenses as a percentage of segment revenues before reimbursements decreased to 38.5%, from 40.3% in the same 2007 period. These fluctuations were primarily due to changes in the utilization of outsourced service providers.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities was $11.0 million in the six months ended June 30, 2008 compared to net cash used in operating activities of $6.4 million in the same period of 2007. This increase in cash from operations in 2008 was primarily due to higher net income and improved working capital management. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year due to cash disbursements for retirement plan contributions and other recurring annual payments typically made in the first quarter of each year. During the first six months of 2008, we made cash contributions of $2.9 million and $3.7 million, respectively, to our U.S. and international defined benefit pension plans.

Cash Used in Investing Activities

Net cash used in investing activities was $13.2 million in the six months ended June 30, 2008 and $2.9 million in the same period of 2007. Net capital spending increased $1.4 million in the first six months of 2008 compared to the same period in 2007. During the 2007 first quarter, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services business.

Cash Used in Financing Activities

Net cash used in financing activities decreased by $6.8 million, from $7.4 million in the six months ended June 30, 2007 to $588,000 in the same period of 2008. During the 2007 period, we made an additional $5.0 million repayment on our long-term debt.

During the three-month and six-month periods ended June 30, 2008 and 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of June 30, 2008, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our credit agreement.

Liquidity and Capital Resources

At June 30, 2008, our working capital balance (current assets less current liabilities) was $99.1 million, an increase from the December 31, 2007 balance of $91.2 million. Cash and cash equivalents totaled $48.3 million at June 30, 2008 and $50.9 million at December 31, 2007.

We maintain a committed $100.0 million revolving credit line with a syndicate of banks in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $20.3 million committed under the letter of credit facility, the balance of our unused line of credit totaled $48.7 million at June 30, 2008. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2008 totaled $33.4 million, increasing from $29.4 million at the end of 2007.

Long-term borrowings outstanding, including current installments and capital leases, totaled $184.7 million as of June 30, 2008, compared to $185.9 million at December 31, 2007. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition

Significant changes in our consolidated balance sheet as of June 30, 2008, compared to our consolidated balance sheet as of December 31, 2007, are as follows:

•

Accounts Receivable increased $13.5 million, or $13.3 million net of currency exchange. Our International Operations segment accounted for $4.8 million of this increase, or $4.6 million net of currency exchange, due primarily to increases within Canada and the United Kingdom. Our U.S. Property & Casualty segment accounted for $3.3 million of this increase due primarily to higher revenues in the second quarter of 2008. Our Legal Services Administration segment accounted for $5.5 million of this increase due to the timing of billing arrangements and a related decrease in Unbilled Revenues of $3.0 million. The timing of billing arrangements with clients can vary significantly by project within our Legal Services Administrations segment.

•

Unbilled Revenues decreased $4.8 million, or $4.4 million net of currency exchange. Our Legal Services Administration segment accounted for $3.0 million of this decrease, primarily due to the timing of billing arrangements with clients and a related increase in Accounts Receivable of $5.5 million. The timing of billing arrangements with clients can vary significantly by project within our Legal Services Administrations segment.

•	Capitalized software costs, net of amortization, increased $3.0 million, due primarily to expenditures related to ongoing development of the RiskTech project within our Broadspire segment.

•

Deferred Revenues decreased by $9.4 million, or $9.3 million net of currency exchange. Deferred Revenues in our Broadspire segment decreased $14.1 million due to the ongoing completion of open claims assumed in the BMSI acquisition, net of additional deferred revenues generated by new claims in the current year. Deferred Revenues in our International Operations segment increased by $3.0 million, or $3.1 million net of currency exchange, due primarily to increases in Canada.

•

Accrued Pension Liabilities decreased $9.6 million, or $9.8 million net of currency exchange. During 2008, we made cash contributions of $2.9 million to our frozen U.S. defined benefit pension plan and $3.3 million to our U.K. defined benefit pension plans. Net periodic pension costs related to our U.S. and U.K. defined benefit pension plans for 2008 were a net credit, as determined under SFAS 87, “Employers’ Accounting for Pensions.”

Off-Balance Sheet Arrangements

At June 30, 2008, we were not party to any off-balance sheet arrangements that could materially impact our operations, financial condition, or cash flows.

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

New Accounting Standards Adopted

Additional information related to new accounting standards adopted during 2008 is provided in Note 2 to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

Pending Adoption of Recently Issued Accounting Standards

Additional information related to the pending adoption of recently issued accounting standards is provided in Note 3 to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective at providing reasonable assurance that all material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner.

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

We are subject to numerous federal, state and foreign employment laws, and from time to time we face, and expect to continue to face, claims by our employees and former employees under such laws. In addition, we have become aware that a number of employers are becoming subject to an increasing number of claims involving alleged violations of wage and hour laws. The outcome of these allegations is expected to be highly fact specific, and there has been a substantial amount of recent legislative and judicial activity pertaining to employment-related issues. We do not know which, or how many, of these allegations will result in litigation and we cannot predict the outcome of any such litigation. Such claims or litigation involving us and any of our current or former employees could divert our management’s time and attention from our business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 6, 2008 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below.

(a)	Votes regarding the election of the persons named below as Directors were as follows:

	For	Withheld
Jesse C. Crawford	22,320,413	152,452
Thomas W. Crawford	22,320,437	152,428
James D. Edwards	22,358,172	114,693
Robert T. Johnson	22,357,572	115,293
J. Hicks Lanier	19,851,387	2,621,478
Larry L. Prince	20,822,802	1,650,063
Clarence H. Ridley	22,361,364	111,501
P. George Benson	22,358,781	114,084
E. Jenner Wood, III	22,289,464	183,401
Jeffrey T. Bowman	22,318,752	154,113

(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending December 31, 2008 were as follows:

For	20,429,568
Against	28,549
Abstain	14,748

(c)	Votes regarding the adoption of the Crawford & Company Executive Stock Bonus Plan, as amended and restated March 1, 2008:

For	20,533,949
Against	406,530
Abstain	16,863
Non-votes	1,515,523

Item 5.	Other Information

On June 6, 2008, our Board of Directors approved and adopted the Crawford & Company Frozen Accrued Vacation Stock Purchase Plan (the “Plan”).

The primary purpose of the Plan is to allow certain eligible employees (as more fully described in the Plan) a one-time opportunity to exchange certain accrued vacation (as defined in the Plan and valued at a rate based on such employee’s current annual salary) for shares of the Company’s Class A Common Stock (the “Stock”). Employees electing to participate in the Plan will exchange such accrued vacation for shares of Stock at 100% of the market price thereof on a date to be set in advance by the administrator of the Plan for the purchase thereof.

The Plan provides for the issuance and sale of up to 550,000 shares of Stock (on a pro-rata basis if the Plan is oversubscribed), provided that the aggregate number of shares of Stock issued under the Plan or to any one individual under the Plan may not equal or exceed the limitations specified in Rule 312 of the New York Stock Exchange.

A copy of the Plan is filed as Exhibit 10.1 hereto and is incorporated herein by this reference.

Item 6.	Exhibits

See Index to Exhibits beginning on page 43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: August 6, 2008	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 6, 2008	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial
Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Registrant, as of May10, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended and restated October 30, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007)

*10.1	Crawford & Company Frozen Accrued Vacation Stock Purchase Plan

*10.2	Terms of Employment Agreement between Kenneth F. Martino, Jr. and Registrant, dated July 10, 2008.

15	Letter from Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.