Form 10-Q
period 2008-09-30
CRAWFORD & CO
filed 2008-11-10
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008 was as follows:

Class A Common Stock, $1.00 par value: 26,521,999

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2008

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)

	Nine months ended
	September 30, 2008	September 30, 2007
Revenues:
Revenues before reimbursements	$785,693	$729,919
Reimbursements	69,578	54,874

Total Revenues	855,271	784,793

Costs and Expenses:
Cost of services provided, before reimbursements	574,243	547,189
Reimbursements	69,578	54,874

Total cost of services	643,821	602,063
Selling, general, and administrative expenses	162,128	160,975
Corporate interest expense, net of interest income of $1,436 and $1,327, respectively	13,406	13,172

Total Costs and Expenses	819,355	776,210

Gain on disposal of subrogation business	—	3,980
Gain on 2006 sale of former corporate headquarters	—	4,844

Income before Income Taxes	35,916	17,407
Provision for Income Taxes	11,994	4,595

Net Income	$23,922	$12,812

Earnings Per Share:
Basic	$0.47	$0.25
Diluted	$0.47	$0.25
Average Shares and Share Equivalents Used to Compute:
Basic Earnings Per Share	50,621	50,434
Diluted Earnings Per Share	51,105	50,616

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)

	Three months ended
	September 30, 2008	September 30, 2007
Revenues:
Revenues before reimbursements	$266,916	$245,774
Reimbursements	24,416	20,196

Total Revenues	291,332	265,970

Costs and Expenses:
Cost of services provided, before reimbursements	196,874	185,533
Reimbursements	24,416	20,196

Total cost of services	221,290	205,729
Selling, general, and administrative expenses	56,222	53,159
Corporate interest expense, net of interest income of $551 and $417, respectively	4,334	4,572

Total Costs and Expenses	281,846	263,460

Income before Income Taxes	9,486	2,510
Provision (Benefit) for Income Taxes	2,564	(943)

Net Income	$6,922	$3,453

Earnings Per Share:
Basic	$0.14	$0.07
Diluted	$0.13	$0.07
Average Shares and Share Equivalents Used to Compute:
Basic Earnings Per Share	50,696	50,507
Diluted Earnings Per Share	51,867	50,697

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)

	September 30, 2008	* December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$56,819	$50,855
Accounts receivable, less allowance for doubtful accounts of $15,350 in 2008 and $16,552 in 2007	178,429	178,528
Unbilled revenues, at estimated billable amounts	131,752	136,652
Prepaid expenses and other current assets	20,593	16,717

Total current assets	387,593	382,752

Property and Equipment:
Property and equipment	157,114	153,733
Less accumulated depreciation	(109,734)	(104,467)

Net property and equipment	47,380	49,266

Other Assets:
Goodwill	262,913	263,769
Intangible assets arising from acquisitions, net	113,707	118,678
Capitalized software costs, net	44,371	40,032
Deferred income tax assets	17,950	18,923
Other noncurrent assets	27,256	29,362

Total other assets	466,197	470,764

TOTAL ASSETS	$901,170	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

Unaudited

(In thousands, except par value)

	September 30, 2008	* December 31, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$27,903	$29,389
Accounts payable	40,176	39,601
Accrued compensation and related costs	77,909	69,655
Deferred revenues	59,067	64,363
Self-insured risks	18,564	18,290
Accrued income taxes	17,453	10,435
Other accrued liabilities	52,488	57,360
Current installments of long-term debt and capital leases	2,296	2,475

Total current liabilities	295,856	291,568

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	181,790	183,449
Deferred revenues	50,186	58,925
Self-insured risks	18,638	18,439
Accrued pension liabilities	52,190	76,977
Post-retirement medical benefit obligations	2,054	1,898
Other noncurrent liabilities	13,690	12,265

Total noncurrent liabilities	318,548	351,953

Minority interest in equity of consolidated affiliates	4,944	5,046

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 26,510 and 25,935 shares issued and outstanding in 2008 and 2007, respectively	26,510	25,935
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2008 and 2007	24,697	24,697
Additional paid-in capital	24,822	19,057
Retained earnings	247,809	223,793
Accumulated other comprehensive loss	(42,016)	(39,267)

Total shareholders’ investment	281,822	254,215

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$901,170	$902,782

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:
Net income	$23,922	$12,812
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	22,737	22,146
Loss on sales of property and equipment, net	67	521
Stock-based compensation	4,389	2,251
Gain on sale of subrogation business	—	(3,980)
Gain on 2006 sale of former corporate headquarters	—	(4,844)
Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable, net	2,003	1,766
Unbilled revenues, net	3,903	(12,899)
Accrued or prepaid income taxes	6,609	5,188
Accounts payable and accrued liabilities	11,068	552
Deferred revenues	(13,845)	(18,354)
Accrued retirement liabilities	(23,435)	(22)
Prepaid expenses and other operating activities	(4,293)	(1,265)

Net cash provided by operating activities	33,125	3,872

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(10,368)	(12,740)
Proceeds from sales of property and equipment	631	420
Capitalization of computer software costs	(11,518)	(8,326)
Proceeds from sale of investment security	—	5,000
Proceeds from sale of subrogation business	—	5,000
Other investing activities, net	(204)	(1,603)

Net cash used in investing activities	(21,459)	(12,249)

Cash Flows From Financing Activities:
Increases in short-term borrowings	35,425	13,881
Payments on short-term borrowings	(41,289)	(12,566)
Payments on long-term debt and capital lease obligations	(1,970)	(11,889)
Proceeds from employee stock-based compensation plans	2,016	736
Other financing activities, net	(20)	(335)

Net cash used in financing activities	(5,838)	(10,173)

Effect of exchange rate changes on cash and cash equivalents	136	2,178

Increase (decrease) in cash and cash equivalents	5,964	(16,372)
Cash and cash equivalents at beginning of period	50,855	61,674

Cash and cash equivalents at end of period	$56,819	$45,302

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Crawford & Company (“the Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 or for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future periods.

The financial statements of the Company’s international subsidiaries other than Canada and the Caribbean are included in the Company’s consolidated financial statements on a two-month delayed basis in order to provide sufficient time for accumulation of their results.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2. Adoption of New Accounting Standards

SFAS 157

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), and related guidance, for all of its financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. SFAS 157 provides a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. As it relates to the Company’s non-pension financial assets and liabilities

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect that SFAS 157 will have a material impact on its pension-related financial assets and nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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

		Fair Value Measurements at September 30, 2008
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,782	$9,782	—	—
Liabilities:
Interest rate swap	$(3,069)	—	$(3,069)	—

The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk.

SFAS 158

As permitted, the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132R” (“SFAS 158”), was in two phases. On December 31, 2006, the Company adopted the first phase, the recognition and disclosure provisions of SFAS 158. The requirement of SFAS 158 to measure the fair value of plan assets and benefit obligations as of the most recent balance sheet date, the second phase, was effective for the Company on January 1, 2008. Prior to 2008, the Company’s frozen U.S. defined benefit retirement plans as well as its frozen U.S. retiree medical benefit plan used a September 30 annual measurement date. Under SFAS 158,

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the September 30 early measurement date can no longer be used and the Company must instead use December 31 as its year-end measurement date beginning in 2008. The Company’s United Kingdom and other international defined benefit plans already use a fiscal year-end measurement date, and thus no measurement date changes are needed for those non-U.S. plans. SFAS 158 provides entities with two alternatives to transition to a fiscal year-end measurement date. The Company selected the alternative that allows it to use the existing early measurement date of September 30, 2007 to compute net benefit costs for the period between October 1, 2007 and December 31, 2008 (the “15-month alternative” under SFAS 158). Net benefit costs for this 15-month period are estimated to be a net credit of approximately $711,000 before income taxes for all of its U.S. defined benefit retirement plans including its frozen U.S. retiree medical benefit plan. Eighty percent of this net benefit expense credit, or approximately $569,000 credit before income taxes, will be recognized by the Company as a benefit expense reduction during 2008. The remaining 20% of the benefit credit, or approximately $94,000 credit after income taxes, was credited to the Company’s beginning retained earnings on January 1, 2008. Any changes in the plans’ asset values or benefit obligations for items such as gains or losses from September 30, 2007 to December 31, 2008 will be recorded as an adjustment to the Company’s Other Comprehensive Income at December 31, 2008.

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

3. Pending Adoption of Recently Issued Accounting Standards

SFAS 141-R

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R will replace SFAS 141, “Business Combinations” (“SFAS 141”), and changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. SFAS 141R will change the accounting treatment for certain acquisition-related activities including 1) recording contingent consideration at the acquisition date at fair value, 2) expensing acquisition-related costs as incurred, and 3) expensing restructuring costs associated with the acquired business. SFAS 141R will also introduce certain new disclosure requirements. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have an impact on its financial statements. However, it will have a significant impact on the accounting for any acquisitions consummated after the effective date of the statement.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 will amend the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is designed to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS 141. FSP FAS 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP FAS 142-3 will not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date of FSP FAS 142-3, which will be January 1, 2009 for the Company. However, the FSP will require certain incremental disclosures for all intangible assets, including those recognized in periods prior to the effective date of this FSP.

SFAS 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revises the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests will be considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet will be eliminated. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. An issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. At September 30, 2008, the Company had $4,944,000 of “Minority Interest in Equity of Consolidated Affiliates” in the mezzanine section of its unaudited Condensed Consolidated Balance Sheet that would have been reported as a component of Shareholders’ Investment (equity) had SFAS 160 been in effect. The Company will adopt SFAS 160 on January 1, 2009.

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

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

will not have any impact on the Company’s operations, financial condition, or cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities under SFAS No. 128, “Earnings Per Share” (“SFAS 128”). As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company’s restricted grants of Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants would be considered participating securities under SFAS 128, and thus the two-class method of computing EPS under SFAS 128 will apply to the Company upon adoption of FSP EITF 03-6-1 on January 1, 2009. The impact that the adoption of FSP EITF 03-6-1 will have on the Company’s basic and diluted EPS calculations will depend upon the number of restricted stock grants outstanding at any particular time. Due to rounding in the calculations, the Company’s total basic and diluted EPS for the three months and nine months ended September 30, 2008 would not have been impacted had the provisions of FSP EITF 03-6-1 been in effect.

4. Interest Rate Swap Agreement

In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133 and related guidance, the Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term to match the expected repayment of the Company’s outstanding debt and was $125.0 million at September 30, 2008. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of the counterparty to our interest-rate swap agreement. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item.

At September 30, 2008, the fair value of the interest rate swap was a liability of $3,069,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months is approximately $2,116,000. For the three and nine months ended September 30, 2008, the amounts reclassified into earnings as adjustments to interest expense were $939,000 and $2,067,000, respectively. These amounts for the corresponding 2007 periods were not material.

5. Earnings Per Share (“EPS”)

Basic EPS is computed based on the weighted-average number of total common shares outstanding during the respective period. Unvested grants of restricted stock, even though legally outstanding, are not included in the weighted-average number of common shares for purposes of computing basic EPS. Diluted EPS is computed under the “treasury stock” method based on the weighted-average number of total common shares outstanding (excluding nonvested shares of restricted stock issued), plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the Company’s Executive Stock Bonus Plan that vest based on service conditions or on performance conditions that have been achieved.

Below is the calculation of basic and diluted EPS for the quarters and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
(in thousands, except earnings per share )	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Net income available to common shareholders	$6,922	$3,453	$23,922	$12,812

Weighted-average common shares outstanding	50,994	50,576	50,871	50,498
Less: Weighted-average unvested common shares outstanding	(298)	(69)	(250)	(64)

Weighted-average common shares used to compute basic earnings per share	50,696	50,507	50,621	50,434
Dilutive effect of shares under stock-based compensation plans	1,171	190	484	182

Weighted-average common share equivalents used to compute diluted earnings per share	51,867	50,697	51,105	50,616

Basic earnings per share	$0.14	$0.07	$0.47	$0.25

Diluted earnings per share	$0.13	$0.07	$0.47	$0.25

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Outstanding stock options to purchase 1,832,155 and 2,277,755 shares of the Company’s Class A common stock were excluded from the weighted-average computations of diluted EPS for the nine-month periods ended September 30, 2008 and 2007, respectively, because the options would have been antidilutive. For the three-month periods ended September 30, 2008 and 2007, outstanding stock options to purchase 650,000 and 2,277,755 shares, respectively, of the Company’s Class A common stock were excluded from the weighted-average computations of diluted EPS because the options would have been antidilutive. In addition, performance stock grants for 1,023,145 shares of the Company’s Class A common stock granted under the Executive Stock Bonus Plan were excluded from the computation of diluted EPS because the expected performance conditions had not yet been met as of September 30, 2008. Compensation cost under SFAS 123-R, “Share-based Payment,” is being recognized for these performance stock grants based on expected achievement rates, however, no consideration is given for these performance stock grants when calculating diluted EPS under SFAS 128, “Earnings Per Share,” until the performance measurements have actually been achieved, which is expected to occur in the 2008 fourth quarter for the majority of these performance grants.

6. Comprehensive Income

For the three months and nine months ended September 30, 2008 and 2007, comprehensive income for the Company consisted of net income, amortization of previously unrecognized retirement plan costs, the change in fair value of the effective portion of the Company’s interest rate swap, and net foreign currency translation adjustments. Below is the calculation of comprehensive income for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net income	$6,922	$3,453	$23,922	$12,812
Amortization of unrecognized retirement plans costs	665	1,213	1,995	3,663
Change in fair value of interest rate swap	550	(1,307)	468	(1,213)
Foreign currency translation adjustments, net	(2,412)	5,252	(5,212)	13,762

Total Comprehensive Income	$5,725	$8,611	$21,173	$29,024

7. Defined Benefit Pension Plans

Net periodic benefit costs related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2008 and 2007 included the following components:

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended		Nine months ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Service cost	$748	$773	$2,295	$2,321
Interest cost	9,323	8,827	27,945	26,483
Expected return on assets	(11,384)	(9,745)	(34,096)	(29,233)
Amortization of transition asset	73	77	218	227
Recognized net actuarial loss	961	2,054	2,886	6,164

Net periodic benefit (credit) cost	$(279)	$1,986	$(752)	$5,962

For the nine months ended September 30, 2008, the Company made contributions to its U.S. and U.K. defined benefit pension plans of $19,870,000, compared to $4,934,000 for the same period in 2007.

8. Income Taxes

The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. At September 30, 2008, the Company estimates that its effective annual income tax rate for 2008 will be approximately 35.2% before considering any discrete items, such as amounts related to prior years’ tax positions. The difference between the actual rate of 33.4% for the nine months ended September 30, 2008 and the estimated annual effective rate of 35.2% was due to discrete items of $655,000 that were recorded during the nine months ended September 30, 2008.

The Emergency Economic Stabilization Act of 2008, the Energy Improvement and Extension Act of 2008, and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (“the Acts”) were signed into law on October 3, 2008. The Acts contain a number of tax law changes, including among others, extensions of expiring and previously expired tax credits such as a research and development tax credit. The Company estimates that it will recognize an income tax benefit of approximately $900,000 as a result of this recent tax legislation. Pursuant to SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Reporting,” the effects of a change in tax law should be recognized in the financial statements in the period the law is enacted and included in income from continuing operations. Allocation to earlier or later periods is prohibited. Accordingly, this estimated $900,000 income tax benefit will be recorded by the Company in the fourth quarter of 2008. The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 do not reflect this benefit.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty, which serves the property and casualty insurance company market in the U.S.; International Operations, which serves the property and casualty insurance company markets outside the U.S.; Broadspire, which serves the U.S. self-insurance marketplace; and Legal Settlement Administration, which serves the class action settlement and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit based on operating earnings, a non-GAAP financial measure defined as earnings before net corporate interest expense, income taxes, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs and credits, and certain other gains and expenses. Historical information has been revised to conform to the current alignment of the Company’s reportable segments. Subsequent to March 31, 2007, the Company changed its method of allocating certain corporate overhead costs and credits to each of its operating segments. Prior period amounts have been restated on the same basis as the current allocation method.

On January 1, 2008, the Company’s Strategic Warranty Services unit was transferred from the Legal Settlement Administration segment to the U.S. Property & Casualty segment. Prior period amounts for both segments have been restated to reflect this transfer. As a result of this transfer, $3,813,000 of goodwill was reallocated from the Legal Settlement Administration reporting unit to the U.S. Property & Casualty reporting unit.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information for the three months and nine months ended September 30, 2008 and 2007 covering the Company’s reportable segments is presented below:

	Three months ended		Nine months ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues:
U.S. Property & Casualty	$56,227	$49,983	$156,935	$148,727
International Operations	115,362	96,735	335,505	269,330
Broadspire	76,911	78,434	236,289	246,092
Legal Settlement Administration	18,416	20,622	56,964	65,770

Total Segment Revenues before Reimbursements	266,916	245,774	785,693	729,919
Reimbursements	24,416	20,196	69,578	54,874

Total Revenues	$291,332	$265,970	$855,271	$784,793

Operating Earnings:
U.S. Property & Casualty	$6,781	$3,514	$17,822	$8,087
International Operations	8,594	6,280	28,027	14,810
Broadspire	1,079	1,431	5,366	3,529
Legal Settlement Administration	2,853	2,126	8,492	7,795

Total Segment Operating Earnings	19,307	13,351	59,707	34,221
Add/(deduct):
Unallocated corporate and shared cost, net	(3,737)	(4,434)	(5,147)	(7,047)
Gains on sales of assets	—	—	—	8,824
Amortization of customer-relationship intangible assets	(1,507)	(1,575)	(4,521)	(4,518)
Stock option expense	(243)	(260)	(717)	(901)
Net corporate interest expense	(4,334)	(4,572)	(13,406)	(13,172)

Income before Income Taxes	$9,486	$2,510	$35,916	$17,407

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

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the past, the Company has sometimes structured certain acquisitions to include earnout payments, which are contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period has varied for each acquisition, and the ultimate payments, when and if made, would be expected to vary, as they would be dependent on future events. Based on projected levels of revenues and operating earnings, additional payments after September 30, 2008 under existing earnout agreements are expected to approximate $7,822,000 through 2010, as follows:

(whole numbers)
2008	2009	2010	Total
$852,000	$5,978,000	$992,000	$7,822,000

The Company is subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces, and expects to continue to face, claims by its employees and former employees under such laws. In addition, the Company has become aware that certain employers are becoming subject to an increasing number of claims involving alleged violations of wage and hour laws. The outcome of any of these allegations is expected to be highly fact specific, and there has been a substantial amount of recent legislative and judicial activity pertaining to employment-related issues. Such claims or litigation involving the Company or any of the Company’s current or former employees could divert management’s time and attention from the Company’s business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.

As previously disclosed, on October 31, 2006, the Company completed its acquisition of Broadspire Management Services, Inc. (“BMSI”) from Platinum Equity, LLC (“Platinum”). BMSI and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s October 31, 2006 acquisition of BMSI. Pursuant to the agreement under which the Company acquired BMSI (the “Stock Purchase Agreement”), Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its consolidated financial statements.

Separately, the Company and Platinum are in discussions regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company has received a notice from Platinum which disputes the Purchaser’s Statement (as defined in the Stock Purchase Agreement) delivered by the Company to Platinum and also asserts that Platinum is owed a certain amount thereunder. The Company is contesting this notice and has asserted its belief that it is owed a certain amount thereunder. At the present time, the Company is unable to determine any possible outcome of this dispute. In the event any cash is required to be paid to Platinum thereunder, any such amount will be recorded as additional goodwill in accordance with GAAP.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Gains on Disposition of Business and Sale of Assets

Effective February 28, 2007, the Company sold the operating assets of its U.S. subrogation services business for $5,000,000 in cash at closing. This business was part of the Company’s U.S. Property & Casualty operating segment. The Company recognized a pre-tax gain of $3,980,000, or $0.05 per share after income taxes, based on the $5,000,000 initial sale price and derecognized $571,000 of associated goodwill. Concurrent with the sale, the Company entered into a services agreement (the “Agreement”) with the buyer. Under the terms of this Agreement, the buyer provides subrogation and recovery services to certain clients of the Company and the Company receives an administrative fee from these revenues earned by the buyer. The financial results of the subrogation services business have been included in the Company’s consolidated financial statements through the effective date of the sale and, due to the significance of the Agreement with the buyer in relationship to the sold business, the Company has not reported the sold business as discontinued operations in its consolidated financial statements. Revenues before reimbursements in 2007 before the February 28, 2007 sale of the subrogation services business were $375,000.

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

12. Subsequent Event

As disclosed in Note 1, “Basis of Presentation,” the financial statements of the Company’s international subsidiaries other than Canada and the Caribbean are included in the Company’s consolidated financial statements on a two-month delay. The following event occurred during the month of September 2008 in our International Operations segment, thus it is not recorded in the interim condensed consolidated financial statements of the Company as of and for the period ended September 30, 2008. This event will be recorded in the Company’s consolidated financial statements during the fourth quarter of 2008.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 11, 2008, the Company’s Netherlands subsidiary sold the capital stock of one of its subsidiaries. The initial purchase price was paid in cash and totaled $5,420,000. The initial purchase price is subject to a due diligence review through November 2008, and thus may change. The estimated pretax gain to be recognized on this disposition is $2,588,000, including a cumulative translation adjustment of $345,000 related to this sold entity. In connection with this disposition, the Company estimates goodwill of $1,547,000 will be derecognized from the Company’s International Operations segment and reporting unit.

The revenues and expenses of this sold subsidiary were not material to the consolidated financial statements of the Company or to the operating results of the Company’s International Operations segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

November 6, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements and other long-term liquidity requirements. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines associated with the property and casualty insurance industry,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory financial terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to implement RiskTech on schedule,

•	impairment of goodwill or our other indefinite-lived intangible assets, and

•	our integration of Broadspire Management Services, Inc.

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

Results of Consolidated Operations

Strong revenue growth in our International Operations and U.S. Property & Casualty segments more than offset revenue declines in our Broadspire and Legal Settlement Administration segments. Compared to 2007, year-to-date operating margins have improved in all of our operating segments, and improved in the third quarter in all operating segments with the exception of Broadspire. We have also focused on improving our working capital management, and our cash flow from operations has improved significantly in 2008 despite higher contributions to our defined benefit pension plans in 2008. Our working capital improvements in 2008 include a nearly seven day reduction in the average time it takes us to receive payments from our clients.

Consolidated net income was $6.9 million and $3.5 million for the three months ended September 30, 2008 and 2007, respectively, and $23.9 million and $12.8 million for the nine months ended September 30, 2008 and 2007, respectively. Consolidated net income for the nine months ended September 30, 2007 included a pretax gain of $4.8 million, or $3.1 million after tax, related to the June 2006 sale of our former corporate headquarters. This gain was initially deferred pending the expiration of a leaseback arrangement related to that facility which expired June 30, 2007. Consolidated net income for the nine months ended September 30, 2007 also included a pre-tax gain of $4.0 million, or $2.5 million after tax, from the sale of our U.S. subrogation services unit in February 2007. There were no similar gains in the 2008 period.

The increase in consolidated net income during the three months and nine months ended September 30, 2008 compared to the same periods in 2007 was driven by a 9% and 8% increase, respectively, in consolidated revenues before reimbursements, while the related costs of services before reimbursements increased by only 6% and 5%, respectively. Selling, General, and Administrative (“SG&A”) expenses decreased to 21.1% and 20.6% of revenues before reimbursements for the quarter and nine months ended September 30, 2008, respectively, compared to 21.6% and 22.1%, respectively, for the same periods in 2007. These percentage decreases for SG&A in 2008 were due primarily to cost control efforts, the recovery of a previously written off account receivable, lower professional indemnity self-insurance expenses, and the benefit of synergies realized with the acquisition and integration of Broadspire Management Services, Inc. (“BMSI”).

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

Income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense is the non-cash cost generally related to historically granted stock options which is not allocated to our operating segments. None of these costs relates directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.

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

With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains and expenses, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of the results of our four operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At September 30, 2008 we estimate that our effective annual income tax rate for 2008 will be approximately 35.2% before considering any discrete items.

Taxes on income totaled $12.0 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively. As a percentage of pre-tax income, income tax expense including discrete items was 33.4% and 26.4% for the nine months ended September 30, 2008 and 2007, respectively. The percentage increase in 2008 was due primarily to the recognition of previously unrecognized tax benefits in 2007. The difference between the actual rate of 33.4% for the nine months ended September 30, 2008 and the estimated annual effective rate of 35.2% for 2008 was due to discrete items of $655,000 that were recorded during the nine months ended September 30, 2008.

The Emergency Economic Stabilization Act of 2008, the Energy Improvement and Extension Act of 2008, and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (“the Acts”) were signed into law on October 3, 2008. The Acts contain a number of tax law changes, including among others, extensions of expiring and previously expired tax credits such as the research tax credit. We estimate that we will recognize an income tax benefit of approximately $900,000 as a result of this recent tax legislation. Pursuant to SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Reporting,” the effects of a change in tax law should be recognized in the financial statements in the period the law is enacted and included in income from continuing operations. Allocation to earlier or later periods is prohibited. Accordingly, we expect to record this estimated $900,000 income tax benefit in the fourth quarter of 2008. The three-month and nine-month periods ending September 30, 2008 do not reflect this benefit.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense is also impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $4.9 million and $5.0 million for the three months ended September 30, 2008 and 2007, respectively, and $14.8 million and $14.5 million for the nine months ended September 30, 2008 and 2007, respectively. Interest income totaled $551,000 and $417,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense of customer-relationship intangible assets acquired as part of our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $1.6 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $4.5 million for both of the nine-month periods ended September 30, 2008 and 2007. This amortization is included in SG&A expenses in the accompanying unaudited condensed consolidated statements of income.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Many of our stock option grants that are subject to expense recognition under SFAS No. 123-R, “Share-based Payment” (“SFAS 123R”), were granted prior to 2005. Stock option expense of $243,000 and $260,000 was recognized during the three months ended September 30, 2008 and 2007, respectively, and $717,000 and $901,000 was recognized for the nine months ended September 30, 2008 and 2007, respectively, under the provisions of SFAS 123R. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, relocation costs associated with the 2007 move of our corporate headquarters, certain adjustments to our self-insured liabilities, software, and certain adjustments to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are more appropriately allocated to our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology. Unallocated corporate and shared costs were $3.7 million and $4.4 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, unallocated corporate and shared costs were $5.1 million and $7.0 million, respectively. These overall decreases in 2008 were due primarily to lower costs related to our frozen U.S. defined benefit pension plan, recovery of a previously charged off account receivable, and lower provisions for our self-insured liabilities, partially offset by higher costs related to our CEO and Board of Directors.

Other Gains in 2007

Effective February 28, 2007, we completed a strategic alliance with Trover Solutions, Inc. (“Trover”). As part of this transaction, we sold the operating assets of our subrogation services business to Trover for $5.0 million in cash. This business was part of our U.S. Property & Casualty operating segment. We recognized a pre-tax gain of $4.0 million from this transaction based on the initial sale price of $5.0 million and derecognized $571,000 of associated goodwill. As part of this sale transaction, approximately 30 of our subrogation services employees were offered employment with Trover. Concurrently with the sale, we entered into a services agreement (the “Agreement”) with Trover. Under the terms of this Agreement, Trover agreed to provide subrogation and recovery services to certain of our clients and we receive an administrative fee generated from these revenues earned by Trover. In accordance with GAAP, due to the significance of this Agreement in relationship to the disposed business, we have not reported the disposed business as a discontinued operation for financial reporting purposes.

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

Executive Stock Bonus Plan

Under our Executive Stock Bonus Plan, unearned performance grants for Class A shares of our common stock are excluded from the computation of diluted earnings per share (“EPS”) until the performance conditions have been achieved even though we record compensation expense over the entire service period based on estimates of the future achievement rates. Based upon anticipated achievement rates for the performance goals and on recent market prices for our Class A common stock, we expect an additional 1,097,000 and 963,000 weighted-average common share equivalents to be included in the denominator of our diluted EPS calculations for the quarter and the year ending December 31, 2008, respectively. During the first quarter of 2009, an estimated 1.0 million earned and vested performance stock grants will be issued as outstanding shares of our Class A common stock and will therefore be included in basic EPS beginning in 2009. The remaining performance grants not issued as outstanding shares in the first quarter of 2009 will be included in our diluted EPS calculations as the related performance goals are achieved and then included in our basic EPS as the earned and vested shares are issued as outstanding shares of our Class A common stock. Estimates of our future EPS calculations are subject to a number of uncertainties, including future changes in the average market price of our Class A common stock and the actual number of performance grants earned in the future.

Other Gain and Expenses Expected in the Fourth Quarter of 2008

During our International Operations segment’s fiscal fourth quarter 2008, our Netherlands subsidiary sold the capital stock of one of its subsidiaries. The initial purchase was paid in cash and totaled $5,420,000. The initial purchase is subject to a due diligence review through November 2008, and thus may change. The estimated pretax gain to be recognized on this disposition is $2,588,000, including a cumulative translation adjustment of $345,000 related to this sold entity. In connection with this disposition, we estimate goodwill of $1,547,000 will be derecognized from our International Operations segment and reporting unit. The revenues and expenses of this sold subsidiary were not material to our consolidated financial statements or to the operating results of our International Operations segment.

We are also planning to restructure certain of our operations in the fourth quarter of 2008. At this time, we expect restructuring activities will result in pretax expense of approximately $3.0 million in the fourth quarter of 2008.

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

In the normal course of our business, we sometimes pay for certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statements of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our consolidated statements of income with no impact to our net income. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and unallocated corporate and shared costs.

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere herein.

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net income were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues:
U.S. Property & Casualty	$56,227	$49,983	$156,935	$148,727
International Operations	115,362	96,735	335,505	269,330
Broadspire	76,911	78,434	236,289	246,092
Legal Settlement Administration	18,416	20,622	56,964	65,770

Total revenues before reimbursements	266,916	245,774	785,693	729,919
Reimbursements	24,416	20,196	69,578	54,874

Total Revenues	$291,332	$265,970	$855,271	$784,793
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$34,115	$31,648	$96,277	$96,322
% of related revenues before reimbursements	60.7%	63.3%	61.3%	64.8%
International Operations	79,656	67,279	229,992	189,022
% of related revenues before reimbursements	69.0%	69.5%	68.6%	70.2%
Broadspire	43,552	45,835	132,672	141,159
% of related revenues before reimbursements	56.6%	58.4%	56.1%	57.4%
Legal Settlement Administration	8,494	9,287	26,571	30,544
% of related revenues before reimbursements	46.1%	45.0%	46.6%	46.4%

Total	$165,817	$154,049	$485,512	$457,047
% of Revenues before reimbursements	62.1%	62.7%	61.8%	62.6%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$15,331	$14,821	$42,836	$44,318
% of related revenues before reimbursements	27.2%	29.7%	27.3%	29.8%
International Operations	27,112	23,176	77,486	65,498
% of related revenues before reimbursements	23.6%	24.0%	23.0%	24.3%
Broadspire	32,280	31,168	98,251	101,404
% of related revenues before reimbursements	42.0%	39.8%	41.6%	41.2%
Legal Settlement Administration	7,069	9,209	21,901	27,431
% of related revenues before reimbursements	38.4%	44.7%	38.5%	41.7%

Total before reimbursements	$81,792	$78,374	$240,474	$238,651
% of Revenues before reimbursements	30.6%	31.9%	30.6%	32.7%
Reimbursements	24,416	20,196	69,578	54,874

Total	$106,208	$98,570	$310,052	$293,525
Operating Segment Earnings:
U.S. Property & Casualty	$6,781	$3,514	$17,822	$8,087
% of related revenues before reimbursements	12.1%	7.0%	11.4%	5.4%
International Operations	8,594	6,280	28,027	14,810
% of related revenues before reimbursements	7.4%	6.5%	8.4%	5.5%
Broadspire	1,079	1,431	5,366	3,529
% of related revenues before reimbursements	1.4%	1.8%	2.3%	1.4%
Legal Settlement Administration	2,853	2,126	8,492	7,795
% of related revenues before reimbursements	15.5%	10.3%	14.9%	11.9%
Add/(deduct):
Unallocated corporate and shared costs, net	(3,737)	(4,434)	(5,147)	(7,047)
Net corporate interest expense	(4,334)	(4,572)	(13,406)	(13,172)
Stock option expense	(243)	(260)	(717)	(901)
Amortization of customer-relationship intangibles	(1,507)	(1,575)	(4,521)	(4,518)
Other gains	—	—	—	8,824
Income taxes	(2,564)	943	(11,994)	(4,595)

Net Income	$6,922	$3,453	$23,922	$12,812

U.S. PROPERTY & CASUALTY

As of January 1, 2008, our Strategic Warranty Services unit was transferred to our U.S. Property & Casualty segment from our Legal Settlement Administration segment. Segment results for prior periods have been restated to reflect this transfer.

Segment operating earnings for our U.S. Property & Casualty segment increased from $3.5 million in the third quarter of 2007 to $6.8 million in the third quarter of 2008. For the nine months ended September 30, segment operating earnings increased from $8.1 million in 2007 to $17.8 million in 2008. Operating margin increased from 7.0% in the third quarter of 2007 to 12.1% in the third quarter of 2008. For the first nine months of the year, operating margin increased from 5.4% in 2007 to 11.4% in 2008. These increases in segment operating earnings and operating margins in 2008 were due to higher revenues in 2008, primarily from catastrophe-related property claims, and also due to technology-driven operating efficiencies in this segment resulting from our ongoing technology investments.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace.

U.S. Property & Casualty revenues before reimbursements increased 12.5% to $56.2 million for the quarter ended September 30, 2008, compared to $50.0 million in the comparable 2007 quarter. Revenues increased 5.5% to $156.9 million for the nine months ended September 30, 2008, compared to $148.7 million in the comparable 2007 period. These increases in 2008 were primarily due to higher revenues from catastrophe services. Revenues generated by our catastrophe services group were $6.3 million and $11.6 million for the quarter and nine months ended September 30, 2008, respectively, increasing from $3.4 million and $6.5 million in the comparable 2007 periods. Year-to-date 2007 revenues also included $375,000 produced by our subrogation services business, which was sold in the 2007 first quarter. See the following U.S. Property & Casualty case volume analysis.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.9 million and $8.4 million for the quarter and nine months ended September 30, 2008, respectively, compared to $2.9 million and $8.1 million in the comparable 2007 periods. The increase for the nine month period was due primarily to higher vehicle fuel costs and mileage reimbursements.

Case Volume Analysis

U.S. Property & Casualty unit volumes, measured principally by cases received and excluding claims associated with the disposed subrogation services business, increased overall by 15.6% and 0.9% for the third quarter and nine months ended September 30, 2008, respectively, compared to the same 2007 periods. Changes in the mix of services provided and in the rates charged for those services caused a 3.1% decline in segment revenues in the current quarter and a 4.6% increase in the current nine-month period compared to the same periods in 2007. The decrease in referrals of high-frequency, low-severity vehicle claims primarily as a result of the decision of a large client to insource these claims increased our average revenue per claim overall in the 2008 year-to-date period. However, during the third quarter of 2008, we began receiving lower value claims from some of our insurance company clients as those clients redeployed more of their own adjusters to handle hurricane-related claims. These volume and rate/mix changes resulted in net increases in segment revenues of 12.5% and 5.5% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Excluding these low value vehicle claim referrals, overall claim referrals were up 31.0% in the 2008 third quarter.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received and excluding the disposition of our subrogation services business, for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended			Nine months ended
(whole numbers)	Sept. 30, 2008	Sept. 30, 2007	Variance	Sept. 30, 2008	Sept. 30, 2007	Variance
Property	66,303	41,344	60.4%	162,501	131,700	23.4%
Vehicle	17,786	27,195	(34.6%)	60,724	87,120	(30.3%)
Casualty	17,688	21,676	(18.4%)	54,026	67,219	(19.6%)
Warranty Services	15,255	14,001	9.0%	45,267	40,889	10.7%
Catastrophe Services	12,525	6,483	93.2%	20,230	9,946	103.4%
Workers’ Compensation and Other	4,491	5,252	(14.5%)	13,190	15,974	(17.4%)

Total U.S. Property & Casualty Cases Received	134,048	115,951	15.6%	355,938	352,848	0.9%

The 2008 increases in property and catastrophe services claims were due primarily to severe weather in 2008. Hurricanes Dolly, Gustav, and Ike have generated approximately 25,000 claims to date in the current year. The 2008 declines in vehicle claims were due primarily to the decision of a large client to insource the handling of claims that were previously outsourced to us. The 2008 decreases in casualty claims were primarily due to reductions in claims from our existing clients. The 2008 increases in warranty services claims were primarily due to increased claims from our existing and new clients. The 2008 decreases in workers’ compensation and other claims were due primarily to lower referrals for outside investigations from carriers and our Broadspire segment.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 60.7% in the third quarter of 2008, decreasing from 63.3% in the comparable 2007 quarter. For the nine-month period ended September 30, 2008, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.3%, decreasing from 64.8% in the comparable 2007 period. These percentage decreases in 2008 were due primarily to higher revenues and increased operating efficiencies from the Company’s ongoing technology investments in this segment. There was an average of 1,630 full-time equivalent employees (including 108 catastrophe adjusters) in the first nine months of 2008, compared to an average of 1,762 employees (including 67 catastrophe adjusters) in the same period of 2007. During the third quarter of 2008, we deployed approximately 400 catastrophe adjusters to the Gulf Coast region of the U.S.

U.S. Property & Casualty salaries and wages totaled $28.6 million and $26.2 million for the three months ended September 30, 2008 and 2007, respectively. For the first nine months of 2008 and 2007, U.S. Property & Casualty salaries and wages totaled $79.6 million and $78.8 million, respectively. These slight overall increases in the 2008 periods compared to the 2007 periods were due primarily to merit salary adjustments made in the fourth quarter of 2007 which impacted 2008 compensation, and higher incentive compensation costs in 2008 related to the increase in operating earnings and revenues. These increases were partially offset in the 2008 year-to-date period by the decrease in the average number of full-time equivalent employees. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.5 million and $5.4 million in the third quarter of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, payroll taxes and fringe benefits for U.S. Property and Casualty totaled $16.7 million and $17.5 million, respectively. The year-to-date decrease in 2008 compared to the 2007 year-to-date period was due primarily to the reduction in the number of average full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were $15.3 million, or 27.2% of segment revenues before reimbursements, for the quarter ended September 30, 2008, compared to $14.8 million, or 29.7% of segment revenues before reimbursements, for the comparable quarter of 2007. For the nine-month period ended September 30, 2008, these expenses were $42.8 million, or 27.3% of segment revenues before reimbursements, compared to $44.3 million, or 29.8% of segment revenues before reimbursements, in the comparable 2007 period. The decreases in the amounts as a percentage of segment revenues before reimbursements in 2008 were primarily due to higher revenues in 2008 and to expense decreases in 2008 due primarily to lower provisions for doubtful accounts receivable and data processing expense reductions. In the current quarter, the aforementioned expense decreases were offset overall by increases in nonreimbursable travel expenses related to the increased number of catastrophe adjusters.

INTERNATIONAL OPERATIONS

Operating earnings in our International Operations segment improved to $8.6 million and $28.0 million in the three and nine months ended September 30, 2008, respectively, up significantly from last year’s third quarter and nine months segment operating earnings of $6.3 million and $14.8 million, respectively. This improvement reflected an increase in the operating margin from 6.5% and 5.5% in the three months and nine months ended September 30, 2007, respectively, to 7.4% and 8.4% in the comparable 2008 periods. For the first nine months of 2008, revenues before reimbursements in our International Operations segment represented 43% of company-wide revenues before reimbursements, compared to 37% in the comparable 2007 period.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

In U.S. dollars, revenues before reimbursements from our International Operations segment increased 19.3% from $96.7 million in the third quarter of 2007 to $115.4 million in the 2008 third quarter. For the first nine months of 2008, revenues before reimbursements in this segment in U.S. dollars totaled $335.5 million, a 24.6% increase from the $269.3 million reported in the first nine months of 2007. These 2008 revenue increases were due to the net impact of changes in case volumes, currency exchange rates, and changes in the mix of services provided and in the rates charged for those services. Compared to the 2007 periods, during the current quarter and year-to-date period, the U.S. dollar weakened against most major foreign currencies, resulting in a net exchange rate benefit in the 2008 periods. Excluding the benefit of exchange rate fluctuations, international revenues would have been $110.9 million and $314.5 million in the third quarter and nine months ended September 30, 2008, respectively, reflecting growth in revenues on a constant dollar basis of 14.6% and 16.8%, respectively. Compared to the 2007 periods, changes in the mix of services provided and in the rates charged for those services had positive impacts on segment revenues of 19.9% and 16.7% for the three months and nine months ended September 30, 2008, respectively. Compared to 2007, total case volumes decreased 5.3% in the current quarter and increased by 0.1% in the nine month period ended September 30. See the following analysis of International Operations cases received.

Based on recent increases in the value of the U.S. dollar compared to the major currencies in which we do business, currency translations may have a negative impact on our year-to-year revenue growth beginning in 2009.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $11.5 million and $32.4 million for the third quarter and nine months ended September 30, 2008, respectively, from $9.2 million and $24.7 million in the comparable 2007 periods. These increases in 2008 were due primarily to higher out-of-pocket reimbursable costs related to a major Canadian service agreement and also due to a weaker U.S. dollar during the current year periods.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended			Nine months ended
(whole numbers)	Sept. 30, 2008	Sept. 30, 2007	Variance	Sept. 30, 2008	Sept. 30, 2007	Variance
United Kingdom (U.K.)	39,897	54,238	(26.4%)	121,991	151,261	(19.4%)
Americas	60,172	53,134	13.2%	173,570	147,994	17.3%
Continental Europe, Middle East, and Africa (CEMEA)	33,700	36,078	(6.6%)	103,630	102,032	1.6%
Asia-Pacific	25,657	24,980	2.7%	74,660	72,214	3.4%

Total International Cases Received	159,426	168,430	(5.3%)	473,851	473,501	0.1%

The 2008 decreases in the United Kingdom case volumes were due to higher flood claims in the prior year. The 2008 increases in the Americas case volumes were primarily due to higher claims volume in Canada from new and existing clients and an increase in high frequency, low severity claims activity in Brazil and Peru. The increase in CEMEA case volume for the first nine months of 2008 compared to the same period in 2007 was due primarily to increased volume from existing clients in Germany, Spain, and Sweden. The decrease in CEMEA case volume during the current quarter was due to a reduction of storm-related claims in the current year period. The 2008 increases in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and Singapore and an increase in weather-related activity in Australia.

Direct Compensation and Fringe Benefits

As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 69.0% for the third quarter ended September 30, 2008, decreasing from 69.5% for the same quarter in 2007. For the nine-month period ended September 30, 2008, these expenses decreased as a percentage of segment revenues before reimbursements to 68.6% from 70.2% in the comparable 2007 period. These percentage decreases in 2008 were primarily due to higher revenues in Canada and the U.K. There was an average of 4,203 full-time equivalent employees in this segment in the first nine months of 2008 compared to an average of 3,652 in the same 2007 period.

Salaries and wages of International Operations segment personnel increased to $68.3 million for the third quarter ended September 30, 2008, from $57.3 million in the comparable 2007 quarter. For the nine-month periods, salaries and wages of International Operations segment personnel increased to $196.9 million in 2008 from $159.8 million in 2007. These increases were primarily related to the increase in employees necessary to service the increased revenues and a weaker U.S. dollar during the 2008 periods. Payroll taxes and fringe benefits for the International Operations segment totaled $11.4 million and $33.1 million for the third quarter and nine months ended September 30, 2008, respectively, compared to $10.0 million and $29.2 million for the same periods in 2007, primarily due to the increase in employees and a weaker U.S. dollar during the 2008 periods.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were 23.6% and 23.0% of international revenues before reimbursements for the three months and nine months ended September 30, 2008, respectively, decreasing from 24.0% and 24.3% for the same periods in 2007. These percentage decreases in 2008 were due primarily to increased operational efficiency through our ability to service additional revenue without adding an equivalent amount of costs.

BROADSPIRE

Broadspire segment operating earnings were $1.1 million, or 1.4% of segment revenues before reimbursements, for the three months ended September 30, 2008, decreasing from $1.4 million, or 1.8% of segment revenues before reimbursements, for the three months ended September 30, 2007. For the nine months ended September 30, 2008, segment operating earnings were $5.4 million, or 2.3% of segment revenues before reimbursements, increasing from $3.5 million, or 1.4% of segment revenues before reimbursements, for the comparable 2007 period.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured marketplace.

Broadspire segment revenues before reimbursements decreased 1.9% and 4.0%, to $76.9 million and $236.3 million, for the quarter and nine months ended September 30, 2008, respectively, compared to $78.4 million and $246.1 million for the comparable 2007 periods. These 2008 decreases in revenues before reimbursements were primarily the result of 2008 declines in case volumes. See the following analysis of Broadspire segment cases received.

Reimbursed Expenses included in Total Revenues

Reimbursed expenses included in total revenues for the Broadspire segment were $1.4 million and $4.0 million for the three months and nine months ended September 30, 2008, respectively, compared to $2.3 million and $4.9 million in the comparable 2007 periods.

Case Volume Analysis

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 10.3% and 10.0% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Changes in the mix of services provided and in the rates charged for those services had positive impacts on segment revenues of 8.4% and 6.0% for the three months and nine months ended September 30, 2008, respectively, from the same periods in 2007. These negative volume changes and positive rate/mix changes resulted in a net 1.9% and 4.0% decrease in Broadspire segment revenues before reimbursements for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Broadspire unit volumes by major service line, as measured by cases received, for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended			Nine months ended
(whole numbers)	Sept. 30, 2008	Sept. 30, 2007	Variance	Sept. 30, 2008	Sept. 30, 2007	Variance
Workers’ Compensation	41,432	44,958	(7.8%)	126,550	136,681	(7.4%)
Casualty	17,875	21,863	(18.2%)	57,930	66,917	(13.4%)
Other	3,760	3,482	8.0%	10,567	13,126	(19.5%)

Total Broadspire Cases Received	63,067	70,303	(10.3%)	195,047	216,724	(10.0%)

The 2008 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S. The 2008 declines in casualty claims were primarily due to anticipated reductions in claims from certain of our existing clients, partially offset by net new business gains.

Direct Compensation and Fringe Benefits

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of revenues before reimbursements, decreased from 58.4% for the quarter ended September 30, 2007 to 56.6% in the 2008 third quarter. For the nine months ended September 30, direct compensation and fringe benefits expense, as a percent of revenues before reimbursements, decreased from 57.4% in 2007 to 56.1% in 2008. The decreases in 2008 were primarily due to fewer full-time equivalent employees in 2008. Average full-time equivalent employees totaled 2,370 in the first nine months of 2008, down from 2,529 in the same 2007 period.

Broadspire segment salaries and wages totaled $36.3 million and $109.3 million for the three months and nine months ended September 30, 2008, respectively, decreasing 5.0% and 6.3%, from $38.2 million and $116.6 million in the comparable 2007 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $7.3 million and $23.4 million for the third quarter and nine months ended September 30, 2008, respectively, decreasing 4.0% and 4.9%, respectively, from 2007 expenses of $7.6 million and $24.6 million for the same comparable periods. These 2008 decreases were primarily the result of the reduction in the number of full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits increased as a percent of segment revenues before reimbursements to 42.0% and 41.6% for the three months and nine months ended September 30, 2008, respectively, from 39.8% and 41.2% for the comparable periods in 2007. These 2008 percentage increases were primarily due to lower revenue.

LEGAL SETTLEMENT ADMINISTRATION

As of January 1, 2008, our Strategic Warranty Services unit was transferred from our Legal Settlement Administration segment to our U.S. Property & Casualty segment. Segment results for prior years have been restated to reflect this transfer.

Our Legal Settlement Administration segment reported segment operating earnings of $2.9 million and $8.5 million for the three months and nine months ended September 30, 2008, respectively, compared to $2.1 million and $7.8 million in the comparable 2007 periods. The related segment operating margin increased from 10.3% and 11.9% for the three months and the nine months ended September 30 2007, respectively, to 15.5% and 14.9% in the comparable 2008 periods.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and bankruptcy administration.

Legal Settlement Administration revenues before reimbursements declined 10.7% to $18.4 million and 13.4% to $57.0 million for the three months and nine months ended September 30, 2008, respectively, compared to $20.6 million and $65.8 million in the comparable 2007 periods. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the three months and nine months ended September 30, 2008, we were awarded 50 and 132 new settlement administration assignments, respectively, compared to 49 and 147 during the same periods in 2007. At September 30, 2008 we had a backlog of projects awarded totaling approximately $43.5 million, compared to $39.1 million at September 30, 2007. Of the $43.5 million backlog at September 30, 2008, an estimated $18.0 million is expected to be recognized as revenues over the remainder of 2008.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $8.6 million and $24.8 million for the three months and nine months ended September 30, 2008, respectively, increasing from $5.8 million and $17.2 million in the comparable 2007 periods. These 2008 increases were due primarily to several large noticing projects that required significant amounts of out-of-pocket reimbursable expenses.

Transaction Volume

Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements was 46.1% in the third quarter of 2008, compared to 45.0% in the comparable 2007 quarter. For the nine-month period ended September 30, 2008, these expenses as a percent of segment revenues before reimbursements were 46.6%, compared to 46.4% in the same 2007 period. These 2008 percentage increases were primarily due to declines in revenues. The 2008 decreases in the amounts of these expenses were due primarily to the reduced number of full-time equivalent employees in 2008 and reduced incentive compensation expenses in 2008. There was an average of 337 full-time equivalent employees in the first nine months of 2008, compared to an average of 427 in the same 2007 period.

Legal Settlement Administration salaries and wages totaled $7.5 million and $23.2 million for the quarter and nine months ended September 30, 2008, respectively, decreasing 9.6% and 12.5%, from $8.3 million and $26.5 million in the comparable 2007 periods, respectively. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.0 million and $3.4 million for the quarter and nine months ended September 30, 2008, respectively, compared to costs of $1.0 million and $4.0 million in the comparable 2007 periods. The 2008 year-to-date period decrease was primarily the result of the decrease in the number of full-time equivalent employees in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation, related payroll taxes, and fringe benefits as a percent of segment revenues before reimbursements decreased from 44.7% in the third quarter of 2007 to 38.4% in the third quarter of 2008. For the nine-month period ended September 30, 2008, these expenses as a percentage of segment revenues before reimbursements decreased to 38.5%, from 41.7% in the same 2007 period. These 2008 decreases were primarily due to changes in the utilization of outsourced service providers.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Recent Market Events

We are aware of the recent market events that have impacted the global financial and credit markets. We continue to review these recent market events and their potential implications on us, including as it pertains to such items as estimating fair value for our financial instruments, asset impairments, liquidity, compliance with our debt covenants, and relationships with our customers.

Currently, we believe that all of our material financial assets subject to fair value accounting have readily observable market prices. Most all of our liquid assets are invested in cash and cash equivalents consisting of payable-on-demand bank deposit accounts and short-term money market funds. We are not aware of any losses related to these bank deposits or money market funds, in the U.S. or abroad.

There have been no amendments in 2008 to our Credit Agreement, and we are not aware of any additional restrictions placed on us related to our ability to access capital, such as borrowing against the revolving credit portion of our Credit Agreement. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. We are currently in compliance with the restrictive covenants contained in our Credit Agreement, as amended, and we expect to remain in compliance with those covenants for at least the next twelve months.

In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25%. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance by the counterparty, to market risk for changes in interest rates. The counterparty recently announced its intention to be sold to another entity. We have evaluated the credit worthiness of the potential buyer and do not anticipate the sale will negatively impact the creditworthiness of the counterparty.

We will continue the ongoing monitoring of our customers’ ability to pay us for the services that we render to them. However, we have not experienced recent material increases in bad-debt-related charge-offs of our accounts receivable.

During the fourth quarter of 2008, we will complete our annual impairment testing for goodwill and indefinite-lived intangible assets related to our business acquisitions. Since our last annual impairment testing of these assets in the fourth quarter of 2007, we have not noted any impairment indicators that indicated that these assets should be evaluated for potential impairment before the scheduled annual impairment testing. For our other long-lived assets, we have not noted any impairment indicators.

As previously disclosed in our consolidated balance sheet and accompanying footnotes, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007, our U.S. and U.K. defined benefit pension plans are significantly underfunded. At December 31, 2007, the underfunded status of our U.S. and U.K. defined benefit plans totaled approximately $73.2 million. Substantially all of the financial assets owned by these pension plans have readily observable market prices. Subsequent to December 31, 2007 and the filing of our Annual Report on Form 10-K referenced above, the market prices of these pension plans’ assets have declined significantly due primarily to market events such as broad-based global declines in the values of equity securities. In accordance with SFAS No. 158, at the end of 2008 we will remeasure the fair values of the plans’ assets and the plans’ projected benefit obligations. Based on the performance of our pension plan assets through September 30, 2008, we anticipate a non-cash impact to our Consolidated Balance Sheet and Shareholders’ Investment at December 31, 2008, and a material increase in pension expense and higher contribution requirements in 2009. We cannot estimate potential changes in the market values of the plans’ assets that may occur between now and the end of 2008, and accordingly we cannot at this time determine the potential amount of additional funding that may be required.

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Based on recent increases in the value of the U.S. dollar compared to the major currencies in which we do business, currency translations may have a negative impact on our year-to-year revenue growth beginning in 2009.

Cash Provided by Operating Activities

Net cash provided by operating activities was $33.1 million in the nine months ended September 30, 2008 compared to net cash provided by operating activities of $3.9 million in the same period of 2007. This increase in cash from operations in 2008 was primarily due to higher net income and improved working capital management. Our working capital improvements in 2008 included a nearly seven day reduction in the average time it takes us to receive payments from our clients. During the first nine months of 2008, we made cash contributions of $19.9 million and $4.9 million, respectively, to our U.S. and U.K. defined benefit pension plans which partially offset other improvements in our cash flows from operations.

Cash Used in Investing Activities

Net cash used in investing activities was $21.5 million in the nine months ended September 30, 2008 and $12.2 million in the same period of 2007. Net capital expenditures increased $609,000 in the first nine months of 2008 compared to the same period in 2007. During the 2007 first quarter, we sold a short-term investment for $5.0 million and also received $5.0 million from the sale of our U.S. subrogation services business.

Cash Used in Financing Activities

Net cash used in financing activities decreased by $4.3 million, from $10.2 million in the nine months ended September 30, 2007 to $5.8 million in the same period of 2008. During the 2007 period, we made an additional $10.0 million repayment on our long-term debt. Cash proceeds from stock option exercises and employee stock purchase programs have been higher in 2008 than in 2007 and we have realized $1.3 million in additional proceeds in 2008 as a result.

During the three-month and nine-month periods ended September 30, 2008 and 2007, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of September 30, 2008, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and restrictions associated with our Credit Agreement.

Liquidity and Capital Resources

At September 30, 2008, our working capital balance (current assets less current liabilities) was $91.7 million, a slight increase from the December 31, 2007 balance of $91.2 million. Cash and cash equivalents totaled $56.8 million at September 30, 2008 compared to $50.9 million at December 31, 2007.

Our Credit Agreement provides a committed $100.0 million revolving credit line with a syndicate of banks to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $20.3 million committed under the letter of credit facility, the balance of our unused line of credit totaled $54.4 million at September 30, 2008. Short-term borrowings outstanding, including bank overdraft facilities, as of September 30, 2008 totaled $27.9 million, decreasing from $29.4 million at the end of 2007.

Long-term borrowings outstanding, including current installments and capital leases, totaled $184.1 million as of September 30, 2008, compared to $185.9 million at December 31, 2007. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition

Significant changes in our unaudited consolidated balance sheet as of September 30, 2008, compared to our consolidated balance sheet as of December 31, 2007, are as follows:

•

Unbilled Revenues decreased $4.9 million, or $3.9 million net of currency exchange. Our Legal Settlement Administration segment accounted for $3.0 million of this decrease, primarily due to the timing of billing arrangements. The timing of billing arrangements with clients can vary significantly by project within our Legal Settlement Administration segment.

•

Capitalized software costs, net of amortization and retirements, increased $4.3 million, due primarily to expenditures related to ongoing development of the RiskTech project within our Broadspire segment.

•

Deferred Revenues decreased by $14.0 million, or $13.8 million net of currency exchange. Deferred Revenues in our Broadspire segment decreased $20.5 million due to the ongoing completion of open claims assumed in the BMSI acquisition, net of additional deferred revenues generated by new claims in the current year. Deferred Revenues in our International Operations segment increased by $3.4 million, or $3.6 million net of currency exchange, due primarily to increases in Canada. Deferred Revenues in our Legal Settlement Administration segment increased $2.5 million.

•

Accrued Pension Liabilities decreased $24.8 million, or $24.7 million net of currency exchange. During 2008, we made cash contributions of $19.9 million to our frozen U.S. defined benefit pension plan and $4.9 million to our U.K. defined benefit pension plans. Net periodic pension costs related to our U.S. and U.K. defined benefit pension plans for 2008 were a net credit, as determined under SFAS 87, “Employers’ Accounting for Pensions.”

•

Additional Paid-In-Capital increased $5.8 million in 2008 due to $4.4 million of stock-based compensation expense and to $1.4 million related to the issuance of shares of our Class A common stock under employee stock-based compensation plans.

Off-Balance Sheet Arrangements

At September 30, 2008, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows.

As previously disclosed in note 5, Commitments Under Operating Leases, to our consolidated financial statements contained in our Annual Report of Form 10-K for the year ended December 31, 2007, we have material obligations under operating lease agreements. In accordance with generally accepted accounting principles, operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under operating lease agreements have not changed materially since December 31, 2007.

We maintain funds in various trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying unaudited condensed consolidated balance sheets. We have concluded that we do not have a material off-balance sheet risk related to these funds.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control over Financial Reporting

We have identified no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.A.	Risk Factors

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company is subject to the following material risks.

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

We have engaged in hedging transactions and may engage in other hedging transactions which involve risks that could have a materially adverse effect on our financial condition or results of operations.

In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25% in order to reduce our interest rate risk and to manage interest expense. The notional amount of the swap is reduced over its three-year term to match the expected repayment of our outstanding debt and was $125.0 million at September 30, 2008. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, we are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

The recent global financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions and, to a lesser extent, possibly insurance company clients of ours, have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key clients; the inability of our clients to obtain credit to pay us for the services that we render; counterparty failures negatively impacting our treasury operations; our increased expense or inability to obtain financing for our operations; and requirements for us to materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. We cannot predict the extent to which any of the foregoing may impact our business, results of operations or financial condition, although it may be material.

Item 6.	Exhibits

See Index to Exhibits beginning on page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: November 10, 2008	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ W. Bruce Swain, Jr.
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