Form 10-K
period 2008-12-31
CRAWFORD & CO
filed 2009-03-09
CIK 25475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code (404) 300-1000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $180,922,217 as of June 30, 2008, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock that may be deemed beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2009, was:

Class A Common Stock—$1.00 Par Value— 26,551,660 Shares

Class B Common Stock—$1.00 Par Value— 24,697,172 Shares

Documents incorporated by reference: Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant’s Proxy Statement for its annual shareholders’ meeting to be held May 5, 2009 are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2008

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

DESCRIPTION OF SERVICES

The Registrant has four operating segments: U.S. Property & Casualty, which serves the U.S. property and casualty insurance company and product warranty and inspection markets; International Operations, which serves the property and casualty insurance company markets outside of the U.S.; Broadspire, which serves the U.S. self-insurance marketplace; and Legal Settlement Administration, which serves the securities, bankruptcy and other legal settlements market. U.S. Property & Casualty and International Operations together serve the global property and casualty insurance markets.

Revenues and expenses from the Company’s subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in order to provide sufficient time for accumulation of their results and, accordingly, the Registrant’s December 31, 2008, 2007, and 2006 consolidated financial statements reflect the financial position of such subsidiaries as of October 31, 2008, 2007, and 2006, respectively, and the results of those subsidiaries’ operations and cash flows for the 12-month periods ended October 31, 2008, 2007, and 2006, respectively.

In the normal course of the Registrant’s business, it sometimes pays for certain out-of-pocket expenses that are reimbursed by its clients. Under U.S. generally accepted accounting principles, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in the Registrant’s consolidated statements of income. The amounts of reimbursed expenses and related revenues offset each other in the consolidated statements of income with no impact to net income. Revenue amounts exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and unallocated corporate and shared costs.

The percentages of the Registrant’s total revenues before reimbursements derived from each operating segment is shown in the following schedule:

	Year Ended December 31,
	2008	2007	2006
U.S. Property & Casualty	20.7%	19.8%	27.5%
International Operations	42.4%	38.6%	37.1%
Broadspire	29.8%	33.0%	21.3%
Legal Settlement Administration	7.1%	8.6%	14.1%
	100.0%	100.0%	100.0%

U.S. PROPERTY & CASUALTY. The Registrant’s U.S. Property & Casualty segment provides claims management services in the U.S. mainly to insurance companies, which customarily manage their own claims administration function, but often rely upon third party service providers for the various services which the Registrant provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.

The Registrant understands the importance to insurance policyholders of resolving claims quickly and fairly. Every claim is important to the Registrant, and it imposes rigorous quality controls to process claims quickly, accurately, and fairly. Since its inception, quality has been a cornerstone of the Company. The Registrant’s current quality program was designed to be integral to its operations. To achieve specified quality goals, the Registrant has:

•

Invested substantial resources in its Crawford Educational Services (“CES”) program, developing new courses and expanding its team of experienced, highly-qualified instructors. Field employees attend CES training, and continuing education is mandatory for all Company claims professionals.

•

Invested significantly, and on an on-going basis in information technology (“I.T.”) systems that allow tracking of quality down to the case level, in real time. The Registrant’s proprietary claims management system utilized by the U.S. Property & Casualty segment is branded as CMS2.

•

Designed business processes to maximize the return from information technology investments. All critical information is tracked and the data reported to a unit that monitors results and quickly provides corrective action.

Property Claims Management Services – Property claims management services cover all types of losses. Upon assignment, the Registrant assembles a team of claims professionals, consultants, and project management specialists, as needed, to evaluate and, if appropriate settle a claim, and prevent further loss. The Registrant maintains an extensive network of property and general adjusters in order to service assignments efficiently, regardless of location. Property services include:

•	Appraisal Plus – designed to streamline the handling of small, routine losses and includes:

•	an agreed appraisal;

•	coverage application;

•	verification of insured values;

•	salvage and subrogation; and

•	recommended adjustment in an easy-to-read report.

•	Full Adjustment –full adjustment services include a narrative report, statement of loss, proof of loss, and disposition of claim as needed.

No matter which service is used, the Registrant has designed its strict service standards to ensure receipt of quality service on every assignment.

Casualty Claims Management Services – The Registrant has designed its casualty claims management services to resolve claims quickly, regardless of the adjusting services required. The Registrant provides a comprehensive menu of services ranging from task assignment to investigation and claims resolution. Casualty claims management services include:

•	Claims Alert - the Registrant’s 24-hour, toll-free claims intake center;

•	continuous adjudication of any claim, from the initial investigation through settlement;

•	prompt, on-scene accident investigation, available 24-hours a day, 7 days a week;

•	expert testimony and disposition support;

•	medical and vocational consulting for litigation support;

•	provider/hospital bill auditing;

•	subrogation and recovery services;

•	vehicle services; and

•	transportation services.

In addition, the Registrant, when it deems it strategically advantageous, contracts with a network of independent contractors through its Crawford Contractor ConnectionSM to provide property damage repair services at agreed upon rates for property damage losses. Crawford Contractor Connection is the contractor managed repair division of the Registrant, and is its solution for quickly and efficiently repairing residential and light commercial property losses. The Registrant markets Crawford Contractor Connection to property and casualty insurance companies to facilitate faster, more economical resolution of certain smaller property damage claims under various homeowner’s insurance policies.

The Registrant’s Strategic Warranty Services division provides services to manufacturers seeking to outsource all or a portion of their warranty administration and inspection work. In 2008, the Registrant transferred this division to its U.S. Property & Casualty segment from the Legal Settlement Administration segment. While still performing inspections for a number of building product class action settlements, the division’s product offerings have been expanded to include warranty services for manufacturers of composite decking, doors, windows, vinyl siding and trim. Inspections include a determination of the extent and compensability of damage incurred primarily related to product liability class action settlements.

BROADSPIRE. Broadspire Services, Inc. (“Broadspire”), a wholly owned subsidiary of the Registrant, is a leading third-party administrator to employers and insurance companies, offering a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Through this segment, the Registrant serves clients in the self-insured or commercially insured market by providing them with a complete range of services, including alternative loss funding methods. In addition to field investigation and claims evaluation, Broadspire also offers initial loss reporting services for clients’ claims, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services. Broadspire’s services include:

•	workers’ compensation, auto and general liability claims management;

•	medical and field case management;

•	integrated workers’ compensation and disability management programs; and

•	risk and safety consulting.

Worker’s Compensation and Liability Claim Management – Broadspire offers a comprehensive, integrated approach to workers’ compensation and liability claim management. Its service model applies a standardized, streamlined and strategic process designed to shorten claim duration and reduce overall claim costs, while at the same time helping to ensure that covered employees receive the medical care they need to enable a healthy and prompt return to work. By combining web-based advanced software with strategic plans of action, Broadspire can quickly identify and counteract issues that may otherwise delay claim closure. Claim management includes:

•	coordination of national account claim handling activities to help promote consistent performance;

•	fair, prompt and courteous service through adherence to published service standards;

•	preparation of detailed plans to control the disposition of claims;

•	maximization of claim recoveries from subrogation, salvage and second-injury funds;

•	consultation with clients at defined points in the decision-making process; and

•	containment of medical costs through highly coordinated and proprietary medical and cost containment programs.

Medical and Field Case Management – Broadspire’s case managers proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in the most cost-effective method. Medical management includes:

•	field nurses and vocational experts, as well as telephonic nurses;

•	a compassionate, professional team with extensive experience and credentials;

•	access to current information about treatment, healthcare and rehabilitative techniques;

•	proactive management that focuses on abilities and results;

•	system integration with claims adjusters;

•	on-site physician advisors and on-line medical resources;

•	flexible program offerings; and

•	AAHCC/URAC accreditation.

Disability – Through its partnership with a leading provider of disability administration, absence management and integrated benefits delivery, Broadspire offers leave of absence, FMLA/state leaves, short-term disability and long-term disability programs.

Risk and Safety Consulting – Through its relationship with a large, comprehensive loss control firm, Broadspire also offers risk and safety services.

In November of 2008, Broadspire began implementation of RiskTech, a proprietary claims-management system embedded with client instructions, jurisdictional rules and regulations, and Broadspire’s service standards. RiskTech is a rules-based system designed specifically to control claims quality and consistency. By means of a web-enabled system, instructions are delivered directly to adjusters. RiskTech prevents claims professionals from taking actions contrary to specific client instructions, or other applicable rules or regulations.

The Registrant’s wholly owned subsidiary Risk Sciences Group, Inc. (“RSG”) is a leading risk management information systems (“RMIS”) software and services company with a history of providing customized risk management solutions to Fortune 1000 companies. RSG’s software was designed for corporate risk managers to consolidate disparate property & casualty claims data to allow them to accurately analyze and manage their losses and their risk to exposures. RSG’s flagship product, Sigma Encore, is a suite of software applications launched through the RSG portal and is web accessible by users worldwide. Application components include an ad hoc business intelligence tool, claims administration, exposures, first notice of loss, policy and property management. Data consolidation and validation services are core to every solution. RSG consolidates data from multiple sources into a single repository and applies proprietary data validation routines. RSG markets these products and services nationally through its sales force directly to corporations and indirectly through its broker channel partners. All financial results of RSG are reported within the Broadspire segment.

Broadspire also provides e-Triage®, a proprietary web-based application that addresses core problems such as inconsistency in claim practices and failure to identify complex files early in the life of a claim. By using a multi-tiered interview process backed by scientific evidence-based research, e-Triage functions as a decision support system that helps claims and medical professionals identify potential complications and recommends actions for management of each individual claim.

The claims administration services offered by the U.S. Property & Casualty and Broadspire segments are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories, or major types of loss, used by insurance companies. These major risk categories are:

•	Automobile – relates to all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•

Property – relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

•	Workers’ Compensation – relates to claims arising under state and federal workers’ compensation laws.

•	Public Liability – relates to a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•

Catastrophe – covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage the recovery efforts.

INTERNATIONAL OPERATIONS. Substantially all of the Registrant’s international revenues are derived from the insurance company market in which it provides field investigation and evaluation of property and casualty insurance claims. The major elements of international claims management services are substantially the same as those provided to U.S.

property and casualty insurance company clients. These services are generally classified as to the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories and primary related services offered by the Registrant are described below:

•

Property and Casualty – providing loss adjusting services for property (volume and major incident as described above), general liability, employer’s liability, professional indemnity for directors and officers, and product liability services.

•	Oil, Energy & Engineering – providing loss adjusting services for oil, gas, petrochemicals and other energy risks, utilities and mining industries risks and marine and off-shore risks.

•	Environmental Pollution – providing cost-containment and claims management services with respect to environmental related losses.

•

Construction – providing loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, the Registrant evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

•	Catastrophe – organizing major loss teams to provide claims management and cost containment services.

•

Class action services – handling all administrative functions related to product liability, securities, bankruptcy and other legal settlements, including notice to and qualifying of class members, determining and dispersing payments, and administering settlement funds.

•

Marine – providing loss adjusting services for freight carriers’ liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

•	Specie and Fine Art – providing loss adjusting services under fine art dealers’ block and jewelry and furriers’ block policies.

•	Banking, Financial and Political Risks – providing loss adjusting functions under bankers’ blanket bond, political risk, and financial contingency policies.

•	Livestock – providing loss adjusting services on bloodstock, and liability/equestrian activity.

•	Reinsurance – providing external audits, portfolio analyses, and management and marketing research, as well as claims adjustment services.

•	Medical and Vocational Case Management Services – providing specialized return to work and expert testimony services in the employer liability and auto liability markets.

For a discussion of certain risks attendant to foreign operations, See “Item 1A – Risk Factors – A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, and which could negatively affect those operations or our business as a whole.”

LEGAL SETTLEMENT ADMINISTRATION. The Registrant provides legal settlement administration services related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Registrant as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly owned subsidiary of the Registrant. As of December 31, 2008, GCG had over 300 employees, including attorneys on staff, in 11 offices throughout the U.S. This diversity of employee base is designed to allow GCG to target or broaden its efforts, as needed, to suit the situation. An executive team, including attorneys with class action, bankruptcy and mass tort litigation experience, guides each project initiative. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG reinforces its reputation with field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers:

•	litigation support services that deliver results;

•	flexible technologies and analytical tools;

•	customized plans which are cost-effectively executed;

•	expert assessment on all administration options;

•	strategic guidance with accountable measures; and

•	global resources.

Information Technologies – The cornerstone of GCG’s success lies in its case-customizable proprietary software. Engineered and maintained by GCG’s dedicated IT team, GCG’s information management and claims processing technologies are designed to sustain the highest level of data integrity in legal administration and claim management. GCG deploys quality assurance tools and techniques to check and balance its output, and its claims processing systems allow for immediate access to case details at any level.

Additional financial information regarding each of the Registrant’s segments and geographic areas is included in Note 10, “Segment and Geographic Information,” to the consolidated financial statements of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008.

MATERIAL CUSTOMERS – For the years ended December 31, 2008, the Registrant did not have consolidated sales to any single customer that exceeded ten percent of total revenue before reimbursement. However, the Registrant’s International Operations segment did derive in excess of ten, but less than fifteen, percent of its revenue from a single customer. The loss of this customer could have a material adverse effect on the results of the International Operations segment.

INTELLECTUAL PROPERTY AND TRADEMARKS – While the Registrant’s intellectual property portfolio is an important asset which it expands and protects globally through a combination of trademarks, copyrights and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular trademark, copyright or trade secret. The Registrant owns a number of active trademark applications and registrations. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Registrant cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States.

SERVICE DELIVERY – The Registrant’s claims management services are offered primarily through its more than 350 locations throughout the U.S. and approximately 350 locations in 62 other countries throughout the rest of the world.

COMPETITION, EMPLOYMENT AND OTHER FACTORS – The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and scope of services. Within these service markets, the Registrant competes primarily based on service offerings, price and geographic location. Competitors include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also often provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than the Registrant in terms of annual revenues and total assets; however, based on experience in the market, the Registrant believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal the Registrant’s.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Registrant’s or may, in certain markets, have local knowledge which provides them a competitive advantage, but the Registrant does not believe that they offer the broad spectrum of claims management services in the range of locations the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offerings, broader scope of services, and its large number of geographically dispersed offices provide the Registrant with an overall competitive advantage in securing business from both U.S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. The Registrant’s Legal

Settlement Administration segment encountered pricing pressures from its clients and competitors in 2008. The Registrant expects this to continue in 2009. Unfavorable macro-economic events have slowed the pace of overall activity in the class action services market. Recently, there has been a consolidation of providers in the marketplace, which may benefit the Registrant going forward by reducing the number of competitors in the market.

At December 31, 2008, the total number of full-time equivalent employees was 9,392. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires, primarily as a result of catastrophic events. The Registrant, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant’s education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to technical training through Crawford Educational Services, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

At December 31, 2008, our Legal Settlement Administration segment had a backlog of projects awarded totaling $41.9 million. Additional information regarding this backlog is available in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Legal Settlement Administration.”

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “1995 Act”).

Statements contained in, and incorporated by reference into, this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions of the 1995 Act. These statements relate to, among other things, projections of revenues and expenses, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations, or trends in results of operations. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, debt covenants, liquidity, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements and incorporated by reference into this report.

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, they are made in light of information available to us at the time the statements were made, and any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are the risks described under “Item 1A – Risk Factors.” As a result, you should not place undue reliance on any forward-looking statements.

Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events.

Available Information

The Registrant’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission on our website, www.crawfordandcompany.com via a link to a third party website with SEC filings. These reports are made available at no cost. The information contained on, or hyperlinked from, our website is expressly not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Also, copies of the Company’s annual report will be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K and our other filings with the SEC from time to time when evaluating our business and prospects. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our financial condition or results of operations.

We have experienced declines in the volume of cases referred to us for many of our service lines and are unable to determine future trends in case volumes. We depend on case volumes for our revenues, and a continued decline will result in a reduction of revenue.

We have experienced declines in the volume of cases referred to us for many of our service lines associated with the property and casualty and self-insurance insurance industry. Because we depend on case volume for revenue streams, future reductions may adversely impact our results of operation and financial condition. We are unable to predict the future of this trend for a number of reasons, including the following:

•	changes in the degree to which property and casualty insurance carriers outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

•	the occurrence of a “hard” insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates in the U.S. could impact the number of total claims;

•

the growth of alternative risk programs and changes in the level of use of independent third party administrators such as us, as opposed to administrators affiliated with brokers or insurance carriers;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of claims for us, are generally not subject to accurate forecasting;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients for any reason.

If our case volume referrals further decline for any of the foregoing, or any other reason, our revenues would decline, which could materially adversely affect our financial condition and results of operations.

Our U.S. and United Kingdom (“U.K.”) defined benefit pension plans are significantly under funded. Future funding requirements, including those imposed by recent and potential regulatory changes, could restrict cash available for our operating, financing and investing requirements.

At the end of the most recent measurement periods for our defined benefit pension plans, our projected benefit obligations were underfunded by $183.3 million. The Pension Protection Act of 2006 (the “Act”) (as amended by the Worker, Retiree and Employer Recovery Act of 2008) will require us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next seven years in order for us to meet the “Funding Target Liability” as defined in the Act. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Recent volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension funds, which may further increase the underfunded portion of our pension plans. As a result, the required contributions to our underfunded defined benefit pension plans may reduce our liquidity, restrict available cash for our operating, financing, and investing needs and materially adversely effect our financial condition.

While we intend to comply with our funding requirements through the use of cash from operations, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through borrowings under our Credit Agreement, if available. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Our inability to comply with these funding obligations in a timely manner could materially adversely affect our financial condition.

The recent global financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions and, to a lesser extent, possibly some of our insurance company clients, have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the financial crisis on our business, including: insolvency of key clients; the inability of our clients to obtain credit to pay us for the services that we render; counterparty failures negatively impacting our and our clients’ treasury operations; increased expense or inability to obtain financing for our operations; and requirements for us to further materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. We cannot predict the extent to which any of the foregoing may impact our business, results of operations or financial condition, although it may be material.

We have debt covenants in our Credit Agreement that require us to maintain certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a Credit Agreement with Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Issuing Bank and Administrative Agent for the Lenders (the “Credit Agreement.”) The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. Additionally, the Credit Agreement contains covenants requiring us to remain in compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. The covenants become more restrictive in the future and, if we do not maintain compliance with the covenant requirements, we will be in default under the Credit Agreement. In such an event, the lenders under the Credit Agreement would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. In such event, if we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Agreement or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with the increasingly restrictive nature thereof. Any failure by the Registrant to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition. However, there can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants.

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

The Broadspire segment currently operates on multiple claims platforms. We have begun a project to consolidate the multiple claims platforms into RiskTech, our proprietary claims platform. While we expect to benefit from certain cost savings and other synergies from migrating to this proprietary platform, no assurances can be provided we will achieve any such benefits.

The Registrant’s Broadspire segment currently utilizes multiple claims adjudication platforms for collection of client data. Broadspire began the process of consolidating these platforms into the RiskTech platform in November 2008. The achievement of operational efficiencies, including reduced costs of maintaining multiple claims platforms, depends upon the successful integration of all claims platforms into RiskTech, among other factors. Consolidation of the claims platforms is anticipated to continue through 2009; however the Registrant cannot guarantee that it will attain all scheduled integration goals. Failure to achieve targeted integration goals or the scheduled timeline may adversely affect our results of operations.

We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle and therefore may be subject to underwriting cycle market risk.

The insurance industry has in the past, and may in the future go through a hard market cycle. Indicators of a hard insurance underwriting cycle generally include higher premiums, lower liability limits, excluded coverages, reservation of rights letters and unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, where insurance premium and deductible levels are generally in decline, industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. We are currently experiencing a shift from a soft insurance market to a hard insurance market.

We are subject to this insurance underwriting market risk and try to mitigate this risk through the development and marketing of services that are not affected by the insurance underwriting cycle, such as those related to class action and warranty services. However, there can be no assurance that our mitigating efforts will be effective with respect to eliminating or reducing underwriting market risk. To the extent we cannot effectively minimize the risk through diversification, our financial condition and results of operations could be materially adversely impacted in future hard market cycles.

We may not be able to develop or acquire necessary information technology resources to support and grow our business. Our failure to do this could materially adversely affect our business, results of operations and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These information technology resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these information technology resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop or acquire replacement resources or to identify and acquire new technology resources to support and grow our business. Any failure to do so, or to do so in a timely manner, could materially adversely affect our business, results of operations and financial condition.

A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, and which could negatively affect those operations or our business as a whole.

Our international operations face political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, changes in both domestic and foreign laws regarding trade and investment abroad, potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies.

Foreign operations also subject us to numerous additional laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt

Practices Act. The FCPA prohibits giving anything of value intended to influence the awarding of government contracts. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than us in terms of annual revenues and total assets, and may be more able to devote significant resources to advertising, marketing and price competition. In addition, we also compete with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are generally lower than ours, or may, in certain markets, have local knowledge that provides them with a competitive advantage. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with us. In addition, we have recently encountered increased pricing pressures from both our clients and competitors, and we expect this trend to continue. In the event we are not able to successfully compete in these markets in which we operate, we could experience an adverse effect on our results of operations, cash flows or financial position.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters to respond to catastrophic events that may, singularly or in combination, significantly increase our clients’ needs for adjusters.

Our catastrophe revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims adjusting services, which can place strains on the capacity of our catastrophe adjusters. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (contractors and temporary employees) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a negative impact on our results of operations.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period for any number of reasons, any of which can materially impact our financial condition and results of operations.

Our Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period. Revenues from this segment are in part dependent on product liability, bankruptcy and securities class action cases and settlements. Legislation or a change in market conditions could curtail, slow or limit growth of this part of our business. Tort reforms in the U.S., both at the national and state levels, could limit the number and size of future class action cases and settlements. Any slowdown in the referral of projects to the Legal Settlement Administration segment or the commencement of services under the projects in any period could materially adversely impact our financial condition and results of operations.

We face restrictions and limitations on our ability to, and have not recently paid, cash dividends to our shareholders, which could materially impact the market for, and price of, our common stock.

In considering the purchase of common stock, many investors consider the dividend-paying nature of the issuer thereof. We have not, since August 2006, paid dividends on either class of our common stock. The covenants in our Credit Agreement significantly limit our ability to make any dividend payments to shareholders and permit dividends only if certain ratios are met. In addition, if permitted, our Board of Directors makes dividend decisions based in part on an assessment of current and projected earnings and cash flows. The decision and ability to pay dividends is also impacted by many other factors, including the expected funding requirements for our defined benefit pension plans, future repayments of outstanding borrowings and future levels of cash generated by our operating activities. The significant contractual restrictions, and other matters, which have resulted in the Company not having paid dividends on its outstanding common stock in recent history could reduce the overall market demand for such stock, leading to a reduced price thereof.

If we do not protect our proprietary information and technology resources and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

We rely on a combination of procedures and patent, trademark and trade secret laws to protect our proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of our processes, products or materials, or otherwise obtain and use our proprietary information without authorization. Third parties may also develop similar or superior technology independently, including by designing around any of our patents. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of our products or proprietary information could materially adversely affect us.

We are party to lawsuits that could adversely impact our business.

In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement of claims. Additionally, our clients have periodically brought actions for indemnification on the basis of alleged negligence on our part or on the part of our agents or our employees in rendering service to clients. There can be no assurance that additional lawsuits will not be filed against us. There also can be no assurance that any such lawsuits will not have a disruptive impact upon the operation of our business, that the defense of the lawsuits will not consume the time and attention of our senior management and financial resources or that the resolution of any such litigation will not have a material adverse effect on our business, financial condition and results of operations.

The Registrant’s International Operations segment derives a significant portion of its revenue from a single customer. The loss of this customer could have a material adverse effect on the results of the International Operations segment.

For the year ended December 31, 2008, our International Operations segment derived in excess of ten, but less than fifteen, percent of its revenue from a single customer. The services provided to this customer vary on a county-by-country basis, and are covered by the terms of various contractual arrangements. Should this customer elect to cease its business relationship with us entirely, such event could have a material adverse effect on the results of the International Operations segment.

The risks included above are not exhaustive but are the ones currently deemed the most material by us based on available information. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of known risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

Name	Office	Age
J. T. Bowman	President and Chief Executive Officer	55

W. B. Swain	Executive Vice President – Chief Financial Officer	45

A. W. Nelson	Executive Vice President – General Counsel, Corporate Secretary and Chief Administrative Officer	44

K. B. Frawley	Executive Vice President; Chief Executive Officer - Americas	57

D. A. Isaac	Executive Vice President; Chief Executive Officer, The Garden City Group, Inc.	44

K. F. Martino	Executive Vice President; Chief Executive Officer & President, Broadspire Services, Inc.	50

I. V. Muress	Executive Vice President; Chief Executive Officer – EMEA/A-P	51

G. T. Gibson	Executive Vice President - Global Strategy, Projects and Development	56

M. F. Reeves	Executive Vice President – Global Markets	56

P. G. Porter	Senior Vice President	58

B. S. Flynn	Senior Vice President	49

P. R. Austin	Senior Vice President	49

R. J. Cormican	Senior Vice President	61

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

Mr. Nelson was appointed to his present position with the Registrant on January 7, 2008. From October 17, 2005 through December 31, 2007 he was Executive Vice President – General Counsel and Corporate Secretary of the Registrant. Prior to that and from October 1997 he served in various positions with BellSouth Corporation, a telecommunications company, most recently as Chief Compliance Counsel. In that capacity he was in charge of all legal compliance issues facing BellSouth domestically and internationally.

Mr. Frawley was appointed to his present position as CEO – Americas in charge of the Registrant’s U.S. Property & Casualty segment and certain international operations in all the Americas effective January 7, 2008. Prior to that and from February 23, 2005 when he joined the Registrant, he was responsible for the Legal Settlement Administration segment of the

Registrant’s business. He has also been involved in Global Business Development to promote cross-sale and effective marketing of the Registrant’s business lines. Prior to joining the Registrant and since 1996 he was Chief Compliance Officer – Insurance Division for Prudential Financial, Inc. which, through its subsidiaries, provides various financial products and services.

Mr. Isaac was appointed to his current position with GCG, a wholly owned subsidiary of the Registrant in October 2006. Prior to that and from February, 2000 he was President of GCG.

Mr. Martino was appointed to his present position as CEO & President, Broadspire Services, Inc. effective December 29, 2008. Prior to that and from November 27, 2007, when he joined the Registrant, he was President of Broadspire Services, Inc., responsible for operations. Prior to joining the Registrant and since February 1999 he was employed by Specialty Risk Services, a claims administration and risk management services provider, where he served as Senior Vice President, chief financial officer and Senior Vice President – account management.

Mr. Muress was appointed to his present position as CEO – EMEA/Asia-Pacific, in charge of the Registrant’s European, Middle Eastern, African and Asia-Pacific operations effective January 7, 2008. Prior to that and from January 2006 he was CEO-EMEA and from August 2002, when he joined the Registrant’s U.K. subsidiary, until January 2006 he was CEO – UK & Ireland, in charge of the Registrant’s operations in the United Kingdom and Ireland.

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

The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant’s Corporate Governance Guidelines and Committee Charters, are available at www.crawfordandcompany.com. Any amendment or waiver of the Code of Business Conduct and Ethics will be posted on this website within four business days after the effectiveness thereof. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, N.E., Atlanta, Georgia 30319.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Registrant owned a building in Tucker, Georgia where part of its information technology facility is located and certain operations of the Registrant’s U.S. Property & Casualty segment are conducted. It also owned an office in Kitchener, Ontario and an additional office location in Stockport, England, both of which are utilized by the Registrant’s International Operations segment. As of December 31, 2008, the Registrant leased approximately 526 other office locations under various leases with remaining terms of up to multiple years. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant generally believes that its office locations are sufficient for its operations and that, in the event it was required to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Registrant would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

No matters were submitted to security holders for a vote during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the following sections of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008: 1) “Future Dividend Payments” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and 2) “Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations” and is incorporated herein by reference.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning securities authorized for issuance under equity compensation plans as of December 31, 2008. Only the Company’s Class A Common Stock is authorized for issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,351,046	(1)	$6.67	(2)	3,840,821	(3)
Equity compensation plans not approved by security holders(4)	166,597		$4.29		—

	3,517,643				3,840,821

(1)	Shares issuable pursuant to the outstanding options under the Stock Option Plans (2,728,255), the Employee Stock Purchase Plan (148,000 shares), and the approved portion of the U.K. Sharesave Scheme (474,791).
(2)	Includes exercise prices for outstanding options under the Stock Option Plans, the Employee Stock Purchase Plan and the U.K. Sharesave Scheme.
(3)	Represents shares which may be issued under the Employee Stock Purchase Plan (314,023 shares), the U.K. Sharesave Scheme (25,209 shares), and the Executive Stock Bonus Plan (3,501,589).
(4)	Represents shares under the unapproved portion of the U.K. Sharesave Scheme (an employee stock purchase plan.)

During the fourth quarter of 2008, the Registrant did not repurchase any of its equity securities registered under Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008, under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008, under the caption “Qualitative and Quantitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 under the captions “Consolidated Statements of Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements”, “Quarterly Financial Data (unaudited), Dividend Information and Common Stock Quotations”, and “Report of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act, designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

The report of management of the Registrant regarding internal control over financial reporting is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 and is incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting is included in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008, and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Board of Directors (the “Board”) of the Registrant, upon the recommendation of the Nominating/Corporate Governance/Compensation Committee of the Board, has approved certain changes in compensation for service as a member of the Board.

During calendar year 2009, each non-employee member of the Board is entitled to receive an aggregate of $60,000 in cash and stock. The cash portion of the compensation will be paid quarterly in $7,500 increments. The remainder of such compensation will be paid in shares of the Company’s Class A common stock, and will be paid in January 2010 to individuals who are on the Board on December 31, 2009, subject to the approval by the Company’s shareholders of the Company’s Non-Employee Director Stock Plan at the 2009 Annual Meeting of Shareholders to be held on May 5, 2009. Such shares will be valued at the closing price thereof on the NYSE on May 6, 2009.

In addition to the foregoing, each non-employee director is entitled to receive $1,000 for each Board or committee meeting attended. Further, the Chairman of the Board and the Chairman of the Audit Committee are also entitled to receive a retainer of $3,000 per quarter, and the Chairman of each of the Executive and Nominating Committees is also entitled to receive a retainer of $2,500 per quarter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is included under the captions “Election of Directors - Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance- Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance – Corporate Governance Guidelines, Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation Discussion and Analysis” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance-Director Compensation,” and “Report of the Nominating/Corporate Governance Committee of the Board of Directors on Executive Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the caption “Stock Ownership Information” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption “Ratification of Independent Auditors—Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The Registrant’s 2008 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2008 and 2007, the related Consolidated Statements of Income, Shareholders’ Investment and Comprehensive Income (Loss) and Cash Flows for each of the three years in the period ended December 31, 2008, and the related report of Ernst & Young LLP. These financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this annual report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

•	Notes to Consolidated Financial Statements - December 31, 2008, 2007, and 2006

2.	Financial Statement Schedule

•

Schedule II - Valuation and Qualifying Accounts – Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in Note 1 to the Consolidated Financial Statements in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008, and is incorporated herein by reference.

Other schedules have been omitted because they are not applicable.

3.	Exhibits filed with this report.

Exhibit No.	Document
2.1	Stock Purchase Agreement dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006).

2.2	Amendment No. 1, dated as of October 31, 2006 to Stock Purchase Agreement dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007).

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K

filed with the Securities and Exchange Commission on December 22, 2008).

10.1*	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2*	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3*	Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.4*	Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007 effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5*	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6*	Crawford & Company Medical Reimbursement Plan as amended and restated January 31, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7*	Crawford & Company Discretionary Allowance Plan adopted January 31, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8*	Crawford & Company Deferred Compensation Plan as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9*	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated February 2, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10*	Crawford & Company Executive Stock Bonus Plan effective March 1, 2005 (incorporated by reference to Appendix A of the

Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005).

10.11*	Form of Restricted Share Unit Award under the Registrant’s Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*	Form of Performance Share Unit Award under the Registrant’s Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.13*	Crawford & Company U.K. Sharesave Scheme adopted July 28, 1999 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).

10.14*	Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007).

10.15*	Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.16(a)*	Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant dated February 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.16(b)*	Employment Agreement between Thomas W. Crawford and the Registrant dated February 5, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009).

10.17*	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant dated February 23, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.18*	Terms of Employment Agreement between Allen W. Nelson and the Registrant dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.19*	Terms of Employment Agreement between Jeffrey T. Bowman and the Registrant dated February 10, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006).

10.20*	Terms of Employment Agreement between W. Bruce Swain and the Registrant dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.21*	Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.22*	Terms of Employment Agreement between Dennis Replogle and the Registrant, executed March 26, 2007 and effective January 22, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.23*	Terms of Employment Agreement between Phyllis R. Austin and the Registrant effective as of April 11, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.24*	Terms of Employment Agreement between Robert J. Cormican and the Registrant effective as of January 31, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.25*	Terms of Employment Agreement between Brian J. Flynn and the Registrant effective as of November 3, 2007 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.26*	Terms of Employment Agreement between W. Forrest Bell and the Registrant effective as of November 20, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.27*	Terms of Employment Agreement between Michael Frank Reeves and Crawford-THG (UK) Limited effective as of November 25, 1997 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.28*	Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002

(incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.29*	Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30*	Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.31*	Performance Share Unit Award Agreement between Ian Muress and the Registrant dated as of March 24, 2006 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32	Amended and Restated Purchase and Sale Agreement, dated as of June 9, 2006 and effective as of June 12, 2006, between Registrant, Buckhead Trading & Investment Company, LLC, Richard Bowers & Co., Easlan Capital of Atlanta, Inc., and Calloway Title and Escrow, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).

10.33	Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.34	Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.35	First Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated March 2, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).

10.36	Second Amendment to Credit Agreement and Security Agreement and Limited Waiver, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust

Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

10.37	Third Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated December 21, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.38	Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement, by and among Registrant and Crawford and Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009).

10.39	Director Compensation Summary Term Sheet.

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1-10	Powers of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b)	The Registrant has filed the Exhibits listed in Item 15(a)3.

(c)	Separate financial statements of Crawford & Company have been omitted since it is primarily an operating company. All significant subsidiaries included in the consolidated financial statements are wholly owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 6, 2009	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 6, 2009	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 6, 2009	/s/ W. Bruce Swain, Jr.
W. BRUCE SWAIN, JR., Executive Vice President-Finance (Principal Financial Officer)

Date	March 6, 2009	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	March 6, 2009	*
THOMAS W. CRAWFORD, Director

Date	March 6, 2009		*
P. GEORGE BENSON, Director

Date	March 6, 2009		*
JESSE C. CRAWFORD, Director

Date	March 6, 2009		*
JAMES D. EDWARDS, Director

Date	March 6, 2009		*
ROBERT T. JOHNSON, Director

Date	March 6, 2009		*
J. HICKS LANIER, Director

Date	March 6, 2009		*
CHARLES H. OGBURN, Director

Date	March 6, 2009		*
LARRY L. PRINCE, Director

Date	March 6, 2009		*
CLARENCE H. RIDLEY, Director

Date	March 6, 2009		*
E. JENNER WOOD, III , Director

Date	March 6, 2009	*By	/s/ Allen W. Nelson
Allen W. Nelson - Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.39	Director Compensation Summary Term Sheet

13.1	The Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 (only those portions incorporated herein by reference).

21.1	Subsidiaries of Crawford & Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1-10	Powers of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350.