Form 10-Q
period 2009-03-31
CRAWFORD & CO
filed 2009-05-08
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Large accelerated filer  ☐    Non-accelerated filer  ☐    Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2009 was as follows:

Class A Common Stock, $1.00 par value: 27,149,385

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2009

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues:
Revenues before reimbursements	$236,083	$255,512
Reimbursements	14,200	19,161

Total Revenues	250,283	274,673

Costs and Expenses:
Cost of services provided, before reimbursements	175,162	186,953
Reimbursements	14,200	19,161

Total cost of services	189,362	206,114
Selling, general, and administrative expenses	51,488	50,503
Corporate interest expense, net of interest income of $580 and $574, respectively	3,485	4,416
Restructuring costs	1,815	—

Total Costs and Expenses	246,150	261,033

Income before Income Taxes	4,133	13,640
Provision for Income Taxes	1,120	4,644

Net Income	3,013	8,996

Add: Net Loss Attributable to Noncontrolling Interests	69	72

Net Income attributable to Crawford & Company	$3,082	$9,068

Earnings Per Share, Based on Net Income Attributable to
Crawford & Company:
Basic	$0.06	$0.18
Diluted	$0.06	$0.18
Average Number of Shares Used to Compute:
Basic Earnings Per Share	51,370	50,727
Diluted Earnings Per Share	52,688	50,809

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)

	March 31, 2009	* December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$42,526	$73,124
Accounts receivable, less allowance for doubtful accounts of $11,879 and $15,684, respectively	148,471	157,430
Unbilled revenues, at estimated billable amounts	94,449	99,115
Prepaid expenses and other current assets	15,864	18,688

Total current assets	301,310	348,357

Property and Equipment:
Property and equipment	137,164	140,399
Less accumulated depreciation	(94,390)	(95,785)

Net property and equipment	42,774	44,614

Other Assets:
Goodwill	249,698	251,897
Intangible assets arising from business acquisitions, net	109,314	111,389
Capitalized software costs, net	46,081	46,296
Deferred income tax assets	67,260	67,695
Other noncurrent assets	25,650	25,000

Total other assets	498,003	502,277

TOTAL ASSETS	$842,087	$895,248

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

Unaudited

(In thousands)

	March 31, 2009	* December 31, 2008
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$9,758	$13,366
Accounts payable	37,413	40,711
Accrued compensation and related costs	54,100	77,802
Deferred revenues	57,280	59,679
Self-insured risks	18,890	17,939
Accrued income taxes	8,215	9,937
Other accrued liabilities	54,870	56,978
Current installments of long-term debt and capital leases	2,316	2,284

Total current liabilities	242,842	278,696

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	180,565	181,206
Deferred revenues	39,758	42,795
Self-insured risks	17,663	18,531
Accrued pension liabilities	178,733	179,542
Other noncurrent liabilities	13,862	14,119

Total noncurrent liabilities	430,581	436,193

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 27,149 and 26,523 shares issued and outstanding in 2009 and 2008, respectively	27,149	26,523
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2009 and 2008	24,697	24,697
Additional paid-in capital	25,425	26,342
Retained earnings	259,228	256,146
Accumulated other comprehensive loss	(171,990)	(158,157)

Total Crawford & Company Shareholders’ Investment	164,509	175,551
Noncontrolling interests	4,155	4,808

Total shareholders’ investment	168,664	180,359

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$842,087	$895,248

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$3,013	$8,996
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	7,671	7,336
Loss on sales of property and equipment, net	20	21
Stock-based compensation	1,595	962
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	4,591	(13,987)
Unbilled revenues, net	135	3,849
Accrued or prepaid income taxes	(1,579)	3,696
Accounts payable and accrued liabilities	(16,130)	(3,424)
Deferred revenues	(4,779)	(2,225)
Accrued retirement costs	(7,733)	(8,369)
Prepaid expenses and other operating activities	1,214	(902)

Net cash used in operating activities	(11,982)	(4,047)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,438)	(2,211)
Proceeds from sales of property and equipment	7	62
Capitalization of computer software costs	(3,172)	(4,384)
Equity investment	(335)	—

Net cash used in investing activities	(5,938)	(6,533)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(1,886)	(20)
Increases in short-term borrowings	8,946	18,346
Payments on short-term borrowings	(14,717)	(14,779)
Payments on long-term debt and capital lease obligations	(612)	(732)
Capitalized loan costs	(944)	—
Other financing activities	15	(90)

Net cash (used in) provided by financing activities	(9,198)	2,725

Effect of exchange rate changes on cash and cash equivalents	(3,480)	(159)

Decrease in cash and cash equivalents	(30,598)	(8,014)
Cash and cash equivalents at beginning of year	73,124	50,855

Cash and cash equivalents at end of period	$42,526	$42,841

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Unaudited

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Investment
	Common Stock
	Class A Non-Voting	Class B Voting
Balance at January 1, 2009 *	$26,523	$24,697	$26,342	$256,146	$(158,157)	$4,808	$180,359
Comprehensive (loss) - Note 4	—	—	—	3,082	(13,833)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	—	(1,886)

Balance at March 31, 2009	$27,149	$24,697	$25,425	$259,228	$(171,990)	$4,155	$168,664

					Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Investment
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Class A Non-Voting	Class B Voting

Balance at January 1, 2008 *	$25,935	$24,697	$19,057	$223,793	$(39,267)	$5,046	$259,261
Comprehensive income - Note 4	—	—	—	9,068	(5,686)	(57)	3,325
Adoption of SFAS 158	—	—	—	94	—	—	94
Dividends paid to noncontrolling interest	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	962	—	—	—	962
Common stock activity, net	256	—	(276)	—	—	—	(20)

Balance at March 31, 2008	$26,191	$24,697	$19,743	$232,955	$(44,953)	$4,899	$263,532

*	derived from the audited Consolidated Balance Sheets.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements or Crawford & Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for other future periods.

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

The financial statements of the Company’s international subsidiaries, other than those in Canada and the Caribbean, are included in the Company’s consolidated financial statements on a two-month delayed basis under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), in order to provide sufficient time for accumulation of their results.

The Company uses the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), and related interpretations for identifying a variable interest entity (“VIE”) and determining when the Company should include the assets, liabilities, noncontrolling interests, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company under FIN 46R. At March 31, 2009 and December 31, 2008, the liabilities of this deferred compensation plan were $7,902,000 and $7,621,000, respectively, and the values of the assets held in the related rabbi trust were $13,194,000 and $12,985,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets. Transactions between this VIE and the Company were not material to the Company’s results of operations or cash flows for the three months ended March 31, 2009 or 2008.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. Under ARB 51, the financial results and financial positions of these controlled

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

entities are included in the Company’s consolidated financial statements, for both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests (formerly referred to as minority interests) in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company’s Shareholders’ Investment. On the Company’s Consolidated Statements of Income, net income (or loss) is attributed to the controlling interests and the noncontrolling interests.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Adoption of New Accounting Standards

SFAS 161

On January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 amended SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but did not change the scope of SFAS 133 or its accounting requirements. SFAS 161 also amended Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” (“APB 28”), by requiring interim financial statements to include certain disclosures for derivative instruments and hedging activities. Since SFAS 161 is only a disclosure-related pronouncement, its adoption did not have any impact on the Company’s operations, financial condition, or cash flows. See Note 6 “Interest Rate Swap Agreement” and Note 7 “Fair Value Measurements.”

SFAS 160

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revised the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet was eliminated. Net income encompasses the total income of all consolidated subsidiaries and there is separate disclosure on the face of the income statement of the attribution of that income

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. Any future issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. Upon adoption, SFAS 160 was applied retroactively to all previous financial statements and increased Shareholders’ Investment on January 1, 2009 by $4,808,000. The adoption of SFAS 160 was not material to the Company’s results of operations or cash flows.

SFAS 141-R and Related Guidance

On January 1, 2009, the Company adopted SFAS 141(R), “Business Combinations” (“SFAS 141R”) and related guidance. SFAS 141R replaced SFAS 141, “Business Combinations” (“SFAS 141”), and changed many well-established business combination accounting practices and significantly affected how acquisition transactions are reflected in the financial statements. SFAS 141R changed the accounting treatment for certain acquisition-related activities that occur after its adoption including 1) recording contingent consideration at the acquisition date at fair value (as amended), 2) expensing acquisition-related costs as incurred, and 3) expensing restructuring costs associated with the acquired business. SFAS 141R also introduced certain new disclosure requirements. Since SFAS 141R uses an expanded definition of a business, the Company was required to evaluate its reporting units at adoption. The adoption of SFAS 141R did not have an impact on the Company’s consolidated financial statements. However, it could have a significant impact on the accounting for any future acquisitions.

FSP EITF 03-6-1

On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities under SFAS No. 128, “Earnings Per Share” (“SFAS 128”). As such, they are included in the computation of basic earnings per share (“EPS”) using the two-class method. Upon adoption, all prior-period EPS data were adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. The Company’s restricted grants of Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants are now considered participating securities under SFAS 128, and thus the two-class method of computing EPS under SFAS 128 applies to the Company upon adoption of FSP EITF 03-6-1. The impact of FSP EITF 03-6-1 on the Company’s basic and diluted EPS calculations for any time period depends upon the number of restricted stock grants outstanding for the period. The retroactive adoption of this FSP did not change basic or diluted earnings per share amounts for the three months ended March 31, 2008 from the EPS amounts originally reported in that period. For the year ended December 31, 2008, adoption of this FSP reduced basic EPS by $0.01 from the amount originally reported for 2008 before the adoption, but did not change diluted EPS for the year ended December 31, 2008.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 157

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and related guidance, for all of its financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). For all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, such as goodwill and nonamortizable intangible assets, SFAS 157 was effective for the Company on January 1, 2009, as permitted by FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS 157 provides a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. See Note 7.

SFAS 159

On January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permitted entities to choose to measure many financial instruments and certain other items at fair value that were not required to be measured at fair value under other applicable GAAP. The Company did not elect the fair value measurement option under SFAS 159 for any of its assets and liabilities that were not already required to be measured and reported at fair value under other applicable GAAP.

3. Pending Adoption of Recently Issued Accounting Standards

FSP FAS 132R-1

In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). This FSP will amend SFAS 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (“SFAS 132-R”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP will replace many of the disclosures currently required under SFAS 132-R and require disclosure of the fair value of each major asset category. This FSP will also require disclosure of the level within the fair value hierarchy of each major category of plan assets, using the guidance in SFAS 157. This FSP will also require employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable to a) actual return on plan assets, b) purchases, sales, and settlements (net), and c) transfers in and out of Level 3. FSP FAS 132R-1 will be effective for the Company’s December 31, 2009 annual disclosures related to its defined

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

benefit pension plans. The Company’s other postretirement plans are not funded, thus the disclosure provisions of this FSP will not apply to those plans. Since FSP FAS 132R-1 relates only to disclosures, its adoption will not have an impact on the Company results of operations, financial position, or cash flows.

FSP 107-1

On April 9, 2009, the FASB released FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”). This FSP will extend the disclosure requirements of SFAS 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, “Interim Financial Reporting.” SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically excluded by SFAS 107, when practicable to do so. Since this FSP relates to disclosures only, its adoption on April 1, 2009 will not have an impact on the Company’s results of operations, financial position, or cash flows.

4. Comprehensive Income (Loss)

Comprehensive Income (Loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31, 2009
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Income	$3,082	$(69)	$3,013
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(15,360)	(584)	(15,944)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	768	—	768
Loss recognized during period	(481)	—	(481)
Amortization of retirement plans costs, net of taxes	1,240	—	1,240

Total Comprehensive Loss	$(10,751)	$(653)	$(11,404)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended March 31, 2008
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Income	$9,068	$(72)	$8,996
Other Comprehensive Income (Loss):
Net foreign currency translation (loss)	(4,523)	15	(4,508)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	101	—	101
Loss recognized during period	(1,929)	—	(1,929)
Amortization of retirement plans costs, net of taxes	665	—	665

Total Comprehensive Income (Loss)	$3,382	$(57)	$3,325

5. Net Income Attributable to Crawford & Company per Common Share

Both classes of the Company’s common stock, Common Stock A and Common Stock B, share equally in the Company’s earnings for purposes of computing EPS.

The computations of basic and diluted net income attributable to Crawford & Company per common share, after giving effect to the adoption of FSP EITF 03-6-1, were as follows:

	Three months ended
(in thousands, except earnings per share)	March 31, 2009	March 31, 2008
Net income attributable to Crawford & Company	$3,082	$9,068

Weighted average common shares used to compute basic earnings per share	51,370	50,727
Dilutive effects of stock-based compensation plans	1,318	82

Weighted-average common share equivalents used to compute diluted earnings per share	52,688	50,809

Basic earnings per share	$0.06	$0.18

Diluted earnings per share	$0.06	$0.18

Outstanding stock options to purchase 1,843,155 and 2,765,555 shares of the Company’s Class A Common Stock were excluded from the computations of diluted EPS for March 31, 2009 and 2008, respectively, because the options would have been antidilutive.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Interest Rate Swap Agreement

In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related guidance, the Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term and was $125.0 million at March 31, 2009. The notional amount will be reduced to $80 million on June 30, 2009. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of the counterparty to its interest-rate swap agreement.

The Company reports the effective portion of the change in fair value of the derivative instrument as a component of its accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. See Note 7.

The effective portion of the pre-tax gains / (losses) on the Company’s interest-rate swap derivative instrument is categorized in the table below:

(in thousands)	Loss Recognized in Other Comprehensive Loss (“OCL”) on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCL into Income (Effective Portion) (1)
Three months ended March 31,	2009	2008	2009	2008
Cash Flow Hedging Relationship:
Interest rate hedge	$(523)	$(2,892)	$(1,185)	$(159)

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Consolidated Statements of Income.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for either of the three month periods ended March 31, 2009 or March 31, 2008.

The balances and changes in accumulated other comprehensive loss related to the effective portion of the Company’s interest rate hedge for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three months ended
(in thousand)	March 31, 2009	March 31, 2008
Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(3,285)	$(2,463)
Loss reclassified into income, net of tax	768	101
Loss recognized during period, net of tax	(481)	(1,929)

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(2,998)	$(4,291)

For the next twelve months subsequent to March 31, 2009, the pre-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings is approximately $3,875,000.

The Company’s interest swap agreement contains a provision whereby if the Company defaults under its separate Credit Agreement, the Company may also be deemed to be in default under its interest rate swap agreement. If the Company were to default, it could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreement at values determined at the time of default. At March 31, 2009, the Company had no assets posted as collateral under its interest rate swap agreement.

7. Fair Value Measurements

Under SFAS 157, the fair value hierarchy has three levels which are based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair values of the Company’s assets and liabilities at March 31, 2009 are categorized as follows:

		Fair Value Measurements at March 31, 2009
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,426	$4,426
Liabilities:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contract-current (2)	$3,875		$3,875
Interest rate contract-noncurrent (2)	534		534

Total Liabilities	$4,409		$4,409

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Consolidated Balance Sheet as Cash and Cash Equivalents.
(2)	The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. On the Company’s Consolidated Balance Sheet, the current portion is reported as Other Accrued Liabilities and the noncurrent portion is reported as Other Noncurrent Liabilities. See Note 6.

8. Defined Benefit Pension Plans

Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months ended March 31, 2009 and 2008 included the following components:

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Service cost	$405	$773
Interest cost	8,783	9,311
Expected return on assets	(7,241)	(10,810)
Amortization of transition asset	55	73
Recognized net actuarial loss	1,859	963

Net periodic benefit cost	$3,861	$310

For the three months ended March 31, 2009, the Company made contributions to its underfunded U.S. and U.K. defined benefit pension plans of $3,684,000, compared to $1,689,000 for the comparable period in 2008.

9. Income Taxes

The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various international operations, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. At March 31, 2009, the Company estimates that its effective annual income tax rate for 2009 will be approximately 32% before considering discrete items. For the three months ended March 31, 2009, discrete items reduced the Company’s effective income tax rate for the quarter.

10. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the property and casualty insurance company market in the U.S., International Operations which serves the property and casualty insurance company markets outside the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are not material for any period presented. The Company measures segment profit (loss) based on operating earnings, a non-GAAP financial measure defined as earnings (or loss) excluding net corporate interest expense, amortization of

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, net income (loss) attributable to noncontrolling interests, and certain other gains and expenses.

Financial information for the three months ended March 31, 2009 and 2008 covering the Company’s reportable segments is presented below:

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Revenues:
U.S. Property & Casualty	$55,052	$49,510
International Operations	90,872	106,710
Broadspire	74,601	80,313
Legal Settlement Administration	15,558	18,979

Total Segment Revenues before Reimbursements	236,083	255,512
Reimbursements	14,200	19,161

Total Revenues	$250,283	$274,673

Operating Earnings (Loss):
U.S. Property & Casualty	$6,170	$5,949
International Operations	7,465	8,987
Broadspire	(1,954)	1,747
Legal Settlement Administration	1,527	2,497

Total Segment Operating Earnings	13,208	19,180
Add/(deduct):
Net loss attributable to noncontrolling interests	(69)	(72)
Unallocated corporate and shared cost, net	(1,975)	651
Restructuring costs	(1,815)	—
Amortization of customer-relationship intangible assets	(1,498)	(1,508)
Stock option expense	(233)	(195)
Net corporate interest expense	(3,485)	(4,416)

Income before Income Taxes	$4,133	$13,640

11. Commitments and Contingencies

In the past, the Company has structured certain acquisitions to include earnout payments, which are typically contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period have varied for each acquisition, and the ultimate payments, when and if made, vary since they depend on future events. Based on projected levels of revenues and operating earnings, additional payments after March 31, 2009 under existing earnout agreements are expected to approximate $5,047,000 in 2009 and $771,000 in 2010. Of the $5,047,000 expected to be paid in 2009, $4,274,000 is included in goodwill on the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 since the measurement period for this earnout payment has ended and the Company can calculate the amount expected to be paid in 2009.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2009, the aggregate amount committed under the facility was $19,870,000.

In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may in the future bring, actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is self-insured for the deductibles under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such self-insured risks.

The Company is subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces claims by its employees and former employees under such laws. In addition, the Company has become aware that certain employers are becoming subject to an increasing number of claims involving alleged violations of wage and hour laws. The outcome of any of these allegations is expected to be highly fact specific, and there has been a substantial amount of recent legislative and judicial activity pertaining to employment-related issues. Such claims or litigation involving the Company or any of the Company’s current or former employees could divert management’s time and attention from the Company’s business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations, financial position, and cash flows.

As previously disclosed, on October 31, 2006, the Company completed its acquisition of Broadspire Management Services, Inc. (“BMSI”) from Platinum Equity, LLC (“Platinum”). BMSI and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s October 31, 2006 acquisition of BMSI. Pursuant to the agreement under which the Company acquired BMSI (the “Stock Purchase Agreement”), Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies or related indemnification assets for these matters in its consolidated financial statements.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Separately, the Company and Platinum have agreed to arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company has received a notice from Platinum which disputes the Purchaser’s Statement (as defined in the Stock Purchase Agreement) delivered by the Company to Platinum and also asserts that Platinum is owed amounts thereunder. The Company is contesting this notice and has asserted its belief that it is owed a certain amount thereunder. At the present time, the Company is unable to determine any possible outcome of this dispute. In the event any cash is required to be paid to Platinum thereunder, any such amount will be recorded as additional goodwill in accordance with GAAP.

12. Amended Credit Agreement

On February 2, 2009, the Company entered into a “Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement” (the “Amendment”). The Amendment amended, among other things, the Company’s Credit Agreement dated October 31, 2006. The Amendment provides the Company with additional flexibility to enhance certain operational and financial aspects of its business, including, among other things, undertaking an internal corporate realignment of certain of the Company’s subsidiaries. A substantial portion of the realignment was completed in connection with the execution of the Amendment. This corporate realignment did not impact the composition of the Company’s four operating segments. In addition, the Amendment provides the Company with the ability to repurchase and retire, from time to time through December 2010, up to $25.0 million of its outstanding term debt under its Credit Agreement. The Amendment did not change the base interest rate, interest rate spreads, covenants or other key terms of the Credit Agreement.

13. Restructuring Charge

In the three months ended March 31, 2009, the Company recorded a pretax restructuring charge of $1,815,000. The charge consisted of professional fees incurred in connection with the realignment of certain of the Company’s legal entities in the U.S. and internationally. The realignment of these legal entities did not impact segment financial reporting. These realignment activities commenced in the fourth quarter of 2008.

14. Interim Impairment Testing

Due primarily to the continuing decline in general economic conditions and the recent weakness in the Company’s stock price, the Company performed an interim impairment analysis for all four of its reporting units as of March 31, 2009. In connection therewith, the Company updated its forecast of the present value of expected future cash flows for each reporting unit and reconciled the sum of the estimated fair values of the reporting units to the Company’s current market capitalization (based upon an average of the most recent closing market prices for its common stock) plus an estimated control premium and the estimated fair value of the Company’s long-term debt. This impairment analysis indicated that the Company’s reporting units were not impaired at March 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2009, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2008, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board No. 157, Fair Value Measurements. As described in Note 1, in 2009 Crawford & Company adopted Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 on a retrospective basis resulting in revision of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of Financial Accounting Standards Board Statement No. 160.

In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 7, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectibility of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements and other long-term liquidity requirements. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory financial terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to complete the implementation of RiskTech on schedule,

•	impairment of goodwill or our other indefinite-lived intangible assets, and

•	our ongoing integration of Broadspire Management Services, Inc.

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

Business Overview

Based in Atlanta, Georgia, Crawford & Company is the world’s largest independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. Our major service lines include property and casualty claims management, integrated claims and medical management for workers’ compensation, legal settlement administration including class action and bankruptcy claims administration, warranty inspections, and risk management information services. We have two classes of common stock traded on the New York Stock Exchange, Class A Common Stock and Class B Common Stock, which trade under the symbols CRDA and CRDB, respectively.

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

We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Industry-wide claims volume in general will vary depending upon the insurance underwriting cycle.

In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets. Insurance companies can derive a significant portion of their earnings from their investment portfolios, and when financial markets are strong, their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during a soft market, insurance companies usually concentrate on growing their premium base by increasing the number of policies in-force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share.

A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to managing their “bottom line” by better controlling underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. The global insurance industry is currently transitioning from the soft market conditions of the past few years to a harder market.

We are also impacted by decisions insurance companies may make to change the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Our ability to grow our market share in a highly fragmented and competitive market is primarily dependent on the delivery of superior quality service and effective sales efforts.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues for legal settlement administration services are generally project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Consolidated Operations

Net income, excluding amounts attributable to noncontrolling interests (formerly referred to as “minority interests”), was $3.1 million for the three months ended March 31, 2009, compared to $9.1 million for the comparable period in 2008. Consolidated net income in the three months ended March 31, 2009 included a pre-tax charge of $1.8 million, or $1.2 million after income tax, for professional fees incurred in connection with a realignment of certain of our legal entities in the U.S. and internationally.

The decrease in net income during the first quarter of 2009 compared to the first quarter in 2008 was driven by an 8% reduction in consolidated revenues before reimbursements, while the related costs of services decreased by only 6%. This revenue decrease in the quarter just ended was primarily due to negative foreign currency exchange rates related to our International Operations segments and to weaknesses in revenues in our Broadspire and Legal Services Administration segments. Revenue declines in these three segments offset strong revenue growth in our U.S. Property & Casualty segment. If the negative impacts of foreign currency translation are removed, consolidated revenues during the first quarter of 2009 were 1.5% higher than revenues of the first quarter of 2008, and revenues in our International Operations segment were 7% higher.

Also contributing to lower net income during the 2009 quarter was a 2% increase in Selling, General, and Administrative (“SG&A”) expenses compared to the first quarter in 2008. This increase during the first quarter of 2009 was due primarily to the recovery in 2008 of a previously charged-off account receivable balance totaling $1.3 million. No similar recoveries were recorded in the 2009 first quarter.

Use of Non-GAAP Financial Performance Measure

Operating earnings is our segment measure of profit required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information,” as discussed in Note 10 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria our management uses. Operating earnings represent earnings attributable to Crawford & Company excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.

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

Certain other gains and expenses arise from events (such as restructuring cost) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs for the three months ended March 31, 2009 and 2008 primarily represented expenses and credits related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains and expenses, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of the results of our four operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and restructuring costs.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At March 31, 2009 we estimate that our effective annual income tax rate for 2009 will be approximately 32%.

Income tax expense on consolidated income totaled $1.1 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in income tax expense in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to lower income and discrete items, partially offset by changes in the mix of taxable income earned from our domestic and international operations.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense is also impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $4.1 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively. Interest income totaled $580,000 and $574,000 for the three months ended March 31, 2009 and 2008, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million for both the three months ended March 31, 2009 and 2008. This amortization is included in SG&A expenses in our Condensed Consolidated Statements of Income.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $233,000 and $195,000 was recognized during the three months ended March 31, 2009 and 2008, respectively, under the provisions of SFAS 123R.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2009 and 2008, unallocated corporate and shared costs primarily represented costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were a net expense of $2.0 million for the three months ended March 31, 2009 and a net credit of $651,000 for the comparable period in 2008. For the first quarter of 2008, we had an expense credit of $250,000 related to our U.S. defined benefit pension plan, compared to an expense of $2.8 million for the first quarter of 2009.

Restructuring Costs

In the three months ended March 31, 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting. The realignment activities commenced in the fourth quarter of 2008.

SEGMENT OPERATING RESULTS

As previously described, we evaluate our four operating segments primarily by use of a non-GAAP financial measurement referred to by us as segment operating earnings. Segment operating earnings represent earnings attributable to Crawford & Company excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other expenses, and certain unallocated corporate and shared costs.

Our four operating segments, U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration, represent components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing operating performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market, including the product warranties and inspections marketplace. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets primarily in the U.S.

In the normal course of our business, we sometimes incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statement of Income. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statement of Income with no impact to our net income. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses, and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization expense for customer-relationship intangible assets, stock option expense, certain other expenses, and unallocated corporate and shared costs.

Our discussion and analysis of the operating expenses included in our segment operating earnings is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, other office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs.

Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior periods are adjusted to reflect the current allocation process.

As disclosed in Note 1 of our accompanying unaudited condensed consolidated financial statements, the financial statements of our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in order to provide sufficient time for accumulation of their results.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Operating results, excluding noncontrolling interests, for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net income attributable to Crawford & Company, were as follows:

(in thousands, except percentages) Three Months Ended March 31,	2009	2008	% Change
Revenues:
U.S. Property & Casualty	$55,052	$49,510	11.2%
International Operations	90,872	106,710	(14.8%)
Broadspire	74,601	80,313	(7.1%)
Legal Settlement Administration	15,558	18,979	(18.0%)

Total revenues, before reimbursements	236,083	255,512	(7.6%)
Reimbursements	14,200	19,161	(25.9%)

Total Revenues	250,283	274,673	(8.9%)
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	32,431	30,577	6.1%
% of related revenues before reimbursements	58.9%	61.8%
International Operations	64,508	73,857	(12.7%)
% of related revenues before reimbursements	71.0%	69.2%
Broadspire	42,821	45,414	(5.7%)
% of related revenues before reimbursements	57.4%	56.5%
Legal Settlement Administration	8,015	9,269	(13.5%)
% of related revenues before reimbursements	51.5%	48.8%

Total	147,775	159,117	(7.1%)
% of Revenues before reimbursements	62.6%	62.3%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	16,451	12,984	26.7%
% of related revenues before reimbursements	29.9%	26.2%
International Operations	18,899	23,866	(20.8%)
% of related revenues before reimbursements	20.8%	22.4%
Broadspire	33,734	33,152	1.8%
% of related revenues before reimbursements	45.2%	41.3%
Legal Settlement Administration	6,016	7,213	(16.6%)
% of related revenues before reimbursements	38.7%	38.0%

Total before reimbursements	75,100	77,215	(2.7%)
% of Revenues before reimbursements	31.8%	30.2%
Reimbursements	14,200	19,161	(25.9%)

Total	89,300	96,376	(7.3%)
% of Revenues	35.7%	35.1%
Operating Segment Earnings (Loss):
U.S. Property & Casualty	6,170	5,949	3.7%
% of related revenues before reimbursements	11.2%	12.0%
International Operations	7,465	8,987	(16.9%)
% of related revenues before reimbursements	8.2%	8.4%
Broadspire	(1,954)	1,747	(211.8%)
% of related revenues before reimbursements	(2.6%)	2.2%
Legal Settlement Administration	1,527	2,497	(38.8%)
% of related revenues before reimbursements	9.8%	13.2%
Add/(deduct):
Unallocated corporate and shared costs, net	(1,975)	651	(403.4%)
Net corporate interest expense	(3,485)	(4,416)	(21.1%)
Stock option expense	(233)	(195)	19.5%
Amortization of customer-relationship intangibles	(1,498)	(1,508)	(0.7%)
Restructuring costs	(1,815)	—	nm
Income taxes	(1,120)	(4,644)	(75.9%)

Net income attributable to Crawford & Company	$3,082	$9,068	(66.0%)

U.S. PROPERTY & CASUALTY – First Quarter 2009 Compared to First Quarter 2008

First quarter operating earnings for our U.S. Property & Casualty segment increased from $5.9 million, or 12.0% of revenue before reimbursements in 2008, to $6.2 million, or 11.2% of revenues before reimbursements in 2009. This operating margin decrease in the 2009 first quarter was primarily due to a $389,000 bad debt recovery of a previously charged-off account receivable in the 2008 first quarter.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace. U.S. Property & Casualty revenues before reimbursements increased 11.2% to $55.1 million for the three months ended March 31, 2009 compared to $49.5 million for the comparable 2008 period. This increase was primarily due to an increase in claims volume and in the mix of services and in the rates charged for those services. Revenues generated by our catastrophe adjuster group were $4.9 million for the three months ended March 31, 2009, compared to $1.9 million for the comparable period in 2008.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty operations were $2.6 million for the three months ended March 31, 2009, decreasing slightly from $2.7 million in the comparable 2008 period.

Case Volume Analysis

U.S. Property & Casualty unit volumes, measured principally by cases received, increased by 6.6% in the quarter ended March 31, 2009 compared to the 2008 first quarter. Revenues increased 4.6% from changes in the mix of services provided and in the rates charged for those services, resulting in a net 11.2% increase in U.S. Property & Casualty revenues before reimbursements for the three months ended March 31, 2009. The decrease in referrals of high-frequency, low-severity vehicle claims referred from our U.S. insurance company clients in 2009 and the increase in property and catastrophe-related claims increased our overall average revenue per claim for this segment in the 2009 first quarter.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months ended
(whole numbers)	March 31, 2009	March 31, 2008	% change
Property	61,271	46,372	32.1%
Vehicle	16,451	22,383	(26.5%)
Casualty	17,120	18,564	(7.8%)
Strategic Warranty Services	11,769	14,234	(17.3%)
Catastrophe Services	4,459	2,123	110.0%
Workers’ Compensation and Other	4,259	4,476	(4.8%)

Total U.S. Property & Casualty Cases Received	115,329	108,152	6.6%

Property and catastrophe claims increased due to severe weather in the first quarter of 2009. The decreases in vehicle claims and casualty claims were due primarily to a reduction in claims from our existing clients.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 58.9% in the three months ended March 31, 2009 compared to 61.8% in the 2008 first quarter. This percentage decrease was primarily due to increased utilization of our employees in the first quarter of 2009 compared to the first quarter of 2008. There was an average of 1,650 full-time equivalent employees (including 90 catastrophe adjusters) during the first three months of 2009, compared to an average of 1,616 employees (including 52 catastrophe adjusters) during the comparable 2008 period.

U.S. Property & Casualty salaries and wages totaled $26.3 million for the three months ended March 31, 2009, increasing 6.0% from $24.8 million in the comparable 2008 period, primarily as a result of the higher number of full-time equivalent employees in the 2009 quarter. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $6.1 million in the three months ended March 31, 2009, increasing from first quarter 2008 costs of $5.8 million due primarily to the increased number of employees in this segment.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased from $13.0 million for the three months ended March 31, 2008 to $16.5 million for the comparable period in 2009. The lower amount in 2008 was due primarily to a recovery in 2008 of a previously charged-off account receivable and due to lower travel expenses in 2008 as a result of fewer catastrophe adjusters.

INTERNATIONAL OPERATIONS – First Quarter 2009 Compared to First Quarter 2008

Operating earnings in our International Operations segment were $7.5 million in the three months ended March 31, 2009, down from last year’s first quarter operating earnings of $9.0 million. This decline in earnings was primarily a result of a stronger U.S. dollar against most major foreign currencies. First quarter 2009 revenues in local currencies increased in total by 7% compared to last year’s first quarter revenues in local currencies. Operating margins declined slightly from 8.4% in the first quarter of 2008 to 8.2% in the comparable 2009 quarter.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

Revenues before reimbursements from our International Operations decreased 14.8%, from $106.7 million in the three months ended March 31, 2008 to $90.9 million in the comparable 2009 period. Revenues for the first quarter of 2008 included $1.8 million related to an entity that we sold in the fourth quarter of 2008. Compared to the 2008 first quarter, during the 2009 quarter the U.S. dollar was stronger against most major foreign currencies, resulting in a negative net exchange rate impact in the 2009 quarter. Excluding the negative impact of exchange rate fluctuations, International Operations’ revenues would have been $114.2 million in the three months ended March 31, 2009, reflecting growth in revenues on a constant dollar basis of 7.0%. This growth primarily reflected a 11.5% increase in average revenue per claim due to changes in the mix of services provided and in the rates charged for those services as the total number of cases received declined 2.8%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $7.1 million for the three months ended March 31, 2009, from $9.7 million in the comparable 2008 quarter due primarily to a stronger U.S. dollar during the 2009 quarter.

Case Volume Analysis

International Operations unit volumes by region, measured by cases received, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months ended
(whole numbers)	March 31, 2009	March 31, 2008 *	% change

United Kingdom (U.K.)	37,801	41,228	(8.3%)
Canada	43,173	38,892	11.0%
Continental Europe, Middle East, and Africa (“CEMEA”)	28,796	31,323	(8.1%)
Asia/Pacific	26,709	25,472	4.9%
Americas	13,779	17,606	(21.7%)

Total International Cases Received	150,258	154,521	(2.8%)

*	Excludes claims associated with an entity in the Netherlands that was sold in the fourth quarter of 2008

The decrease in the United Kingdom (U.K.) was due primarily to fewer storm-related claims. The increase in Canada was primarily due to weather-related claims. The decrease in Continental Europe, Middle East, & Africa (“CEMEA”) was primarily due to fewer weather-related claims in Germany and Spain. The increase in Asia-Pacific was primarily due to high-frequency, low-severity claims in China and increased volume from new and existing clients in Australia. The decrease in the Americas was primarily due to declines in high-frequency, low-severity claims, particularly in Brazil.

Direct Compensation and Fringe Benefits

As a percentage of revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, were 71.0% for the three months ended March 31, 2009 compared to 69.2% for the comparable period in 2008. This percentage increase primarily reflected decreased utilization of our staff as a result of the decrease in the number of cases received. The dollar amount of these expenses decreased to $64.5 million for the first quarter of 2009 from $73.9 million for the comparable quarter in 2008. The decline in the dollar amount was primarily due to a stronger U.S. dollar in the 2009 quarter as the number of full-time equivalent employees increased. There was an average of 4,335 full-time equivalent employees in the first three months of 2009 compared to an average of 3,944 in the comparable 2008 period.

Salaries and wages of International Operations segment personnel decreased to $53.6 million for the three months ended March 31, 2009 from $62.6 million in the comparable 2008 period. Payroll taxes and fringe benefits for the International Operations segment totaled $10.9 million for the three months ended March 31, 2009, compared to $11.3 million for the comparable period in 2008. These decreases were primarily related to a stronger U.S. dollar during the 2009 quarter.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 20.8% of International Operations’ revenues before reimbursements for the three months ended March 31, 2009, down from 22.4% for the comparable period in 2008, primarily due to increased operational efficiency. The dollar amount of these expenses decreased in the 2009 quarter to $18.9 million from $23.9 million in the first quarter of 2008 primarily due to a stronger U.S. dollar during the 2009 quarter.

BROADSPIRE – First Quarter 2009 Compared to First Quarter 2008

Our Broadspire segment reported an operating loss of $2.0 million for the first quarter of 2009, compared to operating earnings of $1.7 million in the first quarter of 2008. This decline was primarily due to lower workers compensation and casualty claim referrals as a result of lower U.S. employment levels.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire segment revenues before reimbursements decreased 7.1% to $74.6 million for the three months ended March 31, 2009, compared to $80.3 million for the 2008 period. This reduction in revenues in the 2009 quarter was primarily the result of decreased claims volume.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $997,000 for the three months ended March 31, 2009, decreasing from $1.3 million in the comparable 2008 quarter. This decrease was primarily attributable to the corresponding decrease in revenues before reimbursements.

Case Volume Analysis

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 19.8% in the 2009 first quarter compared to the 2008 first quarter. The decline in cases received in the first quarter of 2009 was partially offset by changes in the mix of services provided and in the rates charged for those services, resulting in a 7.1% net decrease in Broadspire segment revenues before reimbursements in the 2009 first quarter compared to the 2008 first quarter.

Broadspire unit volumes by major service line, as measured by cases received, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months ended
(whole numbers)	March 31, 2009	March 31, 2008	% change
Workers’ Compensation	35,158	43,959	(20.0%)
Casualty	16,361	21,924	(25.4%)
Other	3,899	3,231	20.7%

Total Broadspire Cases Received	55,418	69,114	(19.8%)

The net decline in claims in the first quarter of 2009 was primarily due to reductions in claims from our existing clients, only partially offset by net new business gains. The decline in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S, due in part to lower U.S. employment levels.

Direct Compensation and Fringe Benefits

Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased to 57.4% in the three months ended March 31, 2009 compared to 56.5% in the comparable 2008 period. This percentage increase primarily reflected increased capacity due to the decline in claims volume. Average full-time equivalent employees totaled 2,330 in the first three months of 2009, down from 2,392 in the comparable 2008 period.

Broadspire segment salaries and wages decreased 5.4%, to $34.7 million in the three months ended March 31, 2009 from $36.7 million in the comparable 2008 period. Payroll taxes and fringe benefits for the Broadspire segment totaled $8.1 million in the three months ended March 31, 2009, decreasing 6.9% from 2008 expenses of $8.7 million for the 2008 comparable period. These decreases were primarily the result of the reduction in the number of full-time equivalent employees in the 2009 quarter, partially offset by higher employee severance costs in the 2009 quarter.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of revenues before reimbursements to 45.2% for the three months ended March 31, 2009, from 41.3% in the comparable 2008 period. This increase was primarily due to lower revenue from the declines in claim volume and higher net banking costs.

LEGAL SETTLEMENT ADMINISTRATION – First Quarter 2009 Compared to First Quarter 2008

Our Legal Settlement Administration segment reported operating earnings of $1.5 million for the three months ended March 31, 2009, declining from $2.5 million in the comparable 2008 period, with the related operating margin decreasing from 13.2% in the first three months of 2008 to 9.8% in the comparable 2009 period.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement

Administration revenues before reimbursements declined 18.0% to $15.6 million in the three months ended March 31, 2009 compared to $19.0 million in the comparable 2008 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly. During the three months ended March 31, 2009, we were awarded 72 new settlement administration assignments, compared to 40 during the comparable period in 2008. At March 31, 2009 we had a backlog of projects awarded totaling approximately $39.0 million, compared to $50.5 million at March 31, 2008. Of the $39.0 million backlog at March 31, 2009, an estimated $26.0 million is expected to be recognized as revenues over the remainder of 2009.

Reimbursed Expenses included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $3.2 million for the three months ended March 31, 2009, declining from $5.4 million in the comparable 2008 period. This decrease was primarily attributable to lower revenues during the 2009 quarter.

Transaction Volume

Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, increased to 51.5% in the three months ended March 31, 2009 compared to 48.8% in the comparable 2008 period. This percentage increase was due to the decrease in revenues, partially offset by the decrease in these expenses related to the reduction in the number of employees in the 2009 quarter. The dollar amount of these expenses decreased to $8.0 million for the first quarter of 2009 compared to $9.3 million for the comparable 2008 quarter, due primarily to a reduction in the number of full-time equivalent employees in the 2009 quarter. There was an average of 338 full-time equivalent employees in the first three months of 2009, compared to an average of 352 in the comparable 2008 period.

Legal Settlement Administration salaries and wages decreased 15.4%, to $6.6 million for the three months ended March 31, 2009 from $7.8 million in the comparable 2008 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.4 million in the three months ended March 31, 2009 and 2008. The decrease in salaries and wages was primarily the result of the decrease in number of full-time equivalent employees in 2009.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of related revenues before reimbursements to 38.7% in the three months ended March 31, 2009 from 38.0% in the comparable 2008 period. This percentage increase was primarily due to the lower class action activity during 2009. The dollar amount of these expenses decreased to $6.0 million for the first quarter of 2009 compared to $7.2 million for the comparable 2008 quarter, due primarily to lower volume in the 2009 quarter.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We continue to evaluate current and forecasted economic conditions and their potential implications for us, including, among other things, estimating the fair value of our financial instruments, asset impairments, liquidity, compliance with our debt covenants, and relationships with our customers.

Currently, we believe that all of our material financial assets subject to fair value accounting have readily observable market prices. Most all of our liquid assets are invested in cash and cash equivalents consisting of payable-on-demand bank deposit accounts and short-term money market funds. However, the recent financial crisis affecting the banking system and financial markets and the going-concern threats to banks and other financial institutions have resulted in significant market volatility. As a result, we intend to continue to monitor these assets for any changes in marketability. While we are not aware of any losses, or expected losses, related to these bank deposits or money market funds, in the U.S. or abroad, we cannot provide any assurances that future market events will not materially adversely impact the values of any such assets.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowing against the revolving credit portion of our Credit Agreement. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs.

In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under our Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25%. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance by the counterparty, to market risk for changes in interest rates. In 2008, this counterparty was acquired by another entity. We have evaluated the credit worthiness of the acquirer and we do not anticipate that such transaction will negatively impact the creditworthiness of the counterparty.

We continue the ongoing monitoring of our customers’ ability to pay us for the services that we render to them. However, we have not experienced recent increases in bad-debt-related charge-offs of our accounts receivable. Based on historical results, we currently believe there is a low likelihood that writeoffs of our accounts receivable will have a material impact on our financial results. However, if one or more of our key customers files bankruptcy or otherwise becomes unable to make required payments to us, or if overall economic conditions continue to deteriorate, we may need to make material provisions in the future to increase our allowance for accounts receivable.

Our International Operations segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Based on recent increases in the value of the U.S. dollar compared to the other functional currencies in the locations in which we do business, we expect currency translations to have a negative impact on our revenues and operating earnings in the remainder of 2009 compared to recent years.

Rising unemployment levels in the United States, particularly in late 2008 and early 2009, have resulted in an industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 20% decrease in claim referrals in the 2009 quarter compared to the first quarter of 2008. This trend may continue or stabilize depending on future employment levels, which we cannot predict.

Liquidity and Capital Resources

At March 31, 2009, our working capital balance (current assets less current liabilities) was approximately $58.5 million, a decrease of $11.2 million from the working capital balance at December 31, 2008. The primary driver of this decrease at March 31, 2009 was a reduction in cash and cash equivalents of $30.6 million and a net reduction of $13.6 million of accounts receivable and unbilled revenues, offset partially by a decrease of $3.6 million in short-term debt and a $23.7 million reduction in accrued compensation and bonuses. During the 2009 first quarter, $3.7 million of cash was used to fund our U.S. and U.K. defined benefit pension plans. The liabilities on our consolidated balance sheet for the underfunded portions of these pension plans are reported as noncurrent liabilities, thus any cash contributions to these pension plans will reduce current assets with no corresponding reduction in current liabilities. Cash and cash equivalents at March 31, 2009 totaled $42.5 million, decreasing $30.6 million from $73.1 million at the end of 2008.

Cash Used in Operating Activities

Cash used in operating activities was $12.0 million for the three months ended March 31, 2009, compared to cash used in operating activities of $4.0 million for the comparable period of 2008. This increase in cash used in operating activities during the 2009 first quarter compared to the first quarter of 2008 was primarily due to lower net income in 2009 and a $2.5 million increase in contributions to our frozen U.S. defined benefit pension plan. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans. Over the remaining months of 2009, we expect to use $7.8 million to fund our frozen U.S. defined benefit pension plan.

Cash Used in Investing Activities

Cash used in investing activities was $5.9 million in the three months ended March 31, 2009, compared to cash used in investing activities of $6.5 million in the comparable period of 2008. This decrease in the 2009 quarter primarily reflected less capitalization of costs related to internal-use software.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $9.2 million for the three months ended March 31, 2009, compared to cash provided by financing activities of $2.7 million in the comparable period of 2008. During 2009, we repaid $5.8 million of short-term borrowings and paid loan costs of $944,000 in connection with an amendment to our Credit Agreement. In addition, we paid $1.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.

During the three-month periods ended March 31, 2009 and 2008, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of March 31, 2009, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.

Our Credit Agreement provides a committed $100.0 million revolving credit line with a syndicate of banks to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $19.9 million committed under the letter of credit facility, the balance of our unused line of credit under our Credit Agreement totaled $74.1 million at March 31, 2009. Short-term borrowings outstanding, including bank overdraft facilities, as of March 31, 2009 totaled $9.8 million, decreasing from $13.4 million at the end of 2008.

Long-term borrowings outstanding, including current installments and capital leases, totaled $182.9 million as of March 31, 2009, compared to $183.5 million at December 31, 2008. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing sources, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition

Other significant changes in our unaudited consolidated balance sheet as of March 31, 2009, compared to our consolidated balance sheet as of December 31, 2008, were as follows:

•	Cash and Cash Equivalents decreased $30.6 million, or $27.1 million net of currency exchange.

•

Accounts Receivable and Unbilled Revenues decreased $13.6 million, or $4.2 million net of currency exchange impacts. This decline was primarily due to lower revenues in Broadspire and Legal Settlement Administration, and due to efforts to better manage our billing and collections of accounts receivables.

•	Accrued Compensation and Related Costs decreased $23.7 million due primarily to the payment of annual incentive compensation and the funding of various retirement plans.

•

Shareholders’ Investment decreased by $11.7 million, due primarily to a negative change of $15.9 million in cumulative foreign currency translation adjustments, offset partially by net income and other equity transactions.

Defined Benefit Pension Plan Funding

In 2006, the Pension Protection Act of 2006 (“PPA”) was signed into U.S. law. The PPA, among others things, established new funding requirements for defined benefit pension plans such as our frozen U.S. defined benefit pension plan, and impacted financial reporting for such plans. The requirements of the PPA became effective for plan years beginning after December 31, 2007. The PPA was subsequently amended by the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). Our frozen U.S. defined benefit pension plan was underfunded by $151.1 million at December 31, 2008 based on an accumulated benefit obligation of $377.5 million. We have revised the estimated annual minimum contributions we will be required to make to our frozen U.S. defined benefit pension plan during the eight years after 2009 in order to meet the funding requirements under PPA and WRERA as follows:

Year Funded	Estimated Minimum Funding Requirements (in thousands)
2010	$20,900
2011	34,900
2012	26,800
2013	26,500
2014	20,400
2015	13,700
2016	5,500
2017	2,000

Off-Balance Sheet Arrangements

At March 31, 2009, we were not party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2008.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates since December 31, 2008, except as described in the paragraph that follows relating to “Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets.” For additional discussion regarding the application of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Due primarily to the continuing decline in general economic conditions and the recent weakness in our Company’s stock price, we performed an interim impairment analysis for all four of our reporting units as of March 31, 2009. In connection therewith, we updated our forecast of the present value of expected future cash flows for each reporting unit and reconciled the sum of the estimated fair values of the reporting units to our Company’s current market capitalization (based upon an average of the most recent closing market prices for our common stock) plus an estimated control premium and the estimated fair value of our Company’s long-term debt. This impairment analysis indicated that our reporting units were not impaired at March 31, 2009. However, it did indicate that, given the recent prices of our Company’s common stock, our Broadspire reporting unit and segment has become even more sensitive to changes in assumptions since December 31, 2008. Holding all other factors constant, an increase in the weighted-average cost of capital (“WACC”) of more than 50 basis points could trigger step 2 of the impairment test under SFAS 142 for Broadspire. Likewise, a decline in Broadspire’s expected operating margin of more than 50 basis points for the duration of the forecasted period could also trigger step 2 of the impairment test. In addition, some combination of these factors, as well as further declines in the market price of our common stock, could trigger step 2 of the impairment test. Step 2 of the impairment testing model involves comparing the fair value of all assets, other than goodwill, and liabilities in the reporting unit to the overall fair value of the reporting unit. The difference is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recorded for the difference. A goodwill impairment charge would not violate any covenants in our Credit Agreement. We will continue to closely monitor our Broadspire segment for potential future impairment.

New Accounting Standards Adopted

Additional information related to new accounting standards adopted during 2009 is provided in Notes 2, 6, and 7 to the accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Pending Adoption of New Accounting Standards

Additional information related to pending adoption of recently issued accounting standards is provided in Note 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

For information on certain legal matters, see Note 11, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated into this Item 1 by reference.

Item 1.A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions, or future results.

Item 6.	Exhibits

See Index to Exhibits on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: May 8, 2009	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 8, 2009	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1	Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the securities and Exchange Commission on February 3, 2009)

*10.2	Employment Agreement by and between the Company and Thomas W. Crawford, Jr., dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009)

*10.3	Amendment to Crawford & Company The Garden City Group, Inc., Employment Agreement for David A. Isaac, dated March 26, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009)

15	Consent of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.