Form 10-Q
period 2009-06-30
CRAWFORD & CO
filed 2009-08-10
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2009 was as follows:

Class A Common Stock, $1.00 par value: 27,355,390

Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2009

Part 1—Financial Information

Item 1.	Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In thousands, except per share amounts)

	Six months ended June 30,
	2009	2008
Revenues:
Revenues before reimbursements	$485,747	$518,777
Reimbursements	36,179	45,162

Total Revenues	521,926	563,939

Costs and Expenses:
Costs of services provided, before reimbursements	359,046	376,414
Reimbursements	36,179	45,162

Total cost of services	395,225	421,576
Selling, general, and administrative expenses	105,902	106,707
Corporate interest expense, net of interest income of $1,066 and $885, respectively	7,125	9,072
Restructuring costs	1,815	—
Goodwill impairment charge	94,000	—

Total Costs and Expenses	604,067	537,355

(Loss) Income before Income Taxes	(82,141)	26,584
Provision for Income Taxes	2,735	9,430

Net (Loss) Income	(84,876)	17,154
Less: Net Income Attributable to Noncontrolling Interests	(166)	(154)

Net (Loss) Income Attributable to Crawford & Company	$(85,042)	$17,000

(Loss) Earnings Per Share, Based on Net (Loss) Income Attributable to
Crawford & Company:
Basic and Diluted	$(1.65)	$0.33
Average Number of Shares Used to Compute:
Basic (Loss) Earnings Per Share	51,625	50,808
Diluted (Loss) Earnings Per Share	51,625	50,891

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In thousands, except per share amounts)

	Three months ended June 30,
	2009	2008
Revenues:
Revenues before reimbursements	$249,664	$263,265
Reimbursements	21,979	26,001

Total Revenues	271,643	289,266

Costs and Expenses:
Costs of services provided, before reimbursements	183,884	189,461
Reimbursements	21,979	26,001

Total cost of services	205,863	215,462
Selling, general, and administrative expenses	54,414	56,204
Corporate interest expense, net of interest income of $486 and $311, respectively	3,640	4,656
Goodwill impairment charge	94,000	—

Total Costs and Expenses	357,917	276,322

(Loss) Income before Income Taxes	(86,274)	12,944
Provision for Income Taxes	1,615	4,786

Net (Loss) Income	(87,889)	8,158
Less: Net Income Attributable to Noncontrolling Interests	(235)	(226)

Net (Loss) Income Attributable to Crawford & Company	$(88,124)	$7,932

(Loss) Earnings Per Share, Based on Net (Loss) Income Attributable to
Crawford & Company:
Basic and Diluted	$(1.70)	$0.16
Average Number of Shares Used to Compute:
Basic (Loss) Earnings Per Share	51,877	50,888
Diluted (Loss) Earnings Per Share	51,877	50,986

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)

	June 30, 2009	* December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$58,100	$73,124
Accounts receivable, less allowance for doubtful accounts of $11,598 and $12,341, respectively	149,099	157,430
Unbilled revenues, at estimated billable amounts	101,393	99,115
Prepaid expenses and other current assets	17,912	18,688

Total current assets	326,504	348,357

Property and Equipment:
Property and equipment	142,021	140,399
Less accumulated depreciation	(99,267)	(95,785)

Net property and equipment	42,754	44,614

Other Assets:
Goodwill	161,016	251,897
Intangible assets arising from business acquisitions, net	107,902	111,389
Capitalized software costs, net	46,921	46,296
Deferred income tax assets	66,627	67,695
Other noncurrent assets	25,593	25,000

Total other assets	408,059	502,277

TOTAL ASSETS	$777,317	$895,248

* derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS—CONTINUED

Unaudited

(In thousands, except par value amounts)

	June 30, 2009	* December 31, 2008
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$12,732	$13,366
Accounts payable	39,882	40,711
Accrued compensation and related costs	56,996	77,802
Deferred revenues	58,647	59,679
Self-insured risks	18,884	17,939
Accrued income taxes	8,061	9,937
Other accrued liabilities	58,368	56,978
Current installments of long-term debt and capital leases	2,289	2,284

Total current liabilities	255,859	278,696

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	180,066	181,206
Deferred revenues	37,405	42,795
Self-insured risks	18,814	18,531
Accrued pension liabilities	176,150	179,542
Other noncurrent liabilities	13,464	14,119

Total noncurrent liabilities	425,899	436,193

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 27,219 and 26,523 shares issued and outstanding in 2009 and 2008, respectively	27,219	26,523
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2009 and 2008	24,697	24,697
Additional paid-in capital	26,612	26,342
Retained earnings	171,104	256,146
Accumulated other comprehensive loss	(158,622)	(158,157)

Total Crawford & Company Shareholders’ Investment	91,010	175,551
Noncontrolling interests	4,549	4,808

Total shareholders’ investment	95,559	180,359

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$777,317	$895,248

*	derived from the audited Consolidated Balance Sheet.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Six months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(84,876)	$17,154
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,568	14,837
Goodwill impairment charge	94,000	—
Loss on sales of property and equipment, net	40	20
Stock-based compensation	2,841	2,834
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	8,645	(11,438)
Unbilled revenues, net	(2,593)	4,393
Accrued or prepaid income taxes	(2,723)	6,591
Accounts payable and accrued liabilities	(13,409)	(471)
Deferred revenues	(6,189)	(9,274)
Accrued retirement costs	(6,124)	(11,841)
Prepaid expenses and other operating activities	(1,504)	(1,740)

Net cash provided by operating activities	3,676	11,065

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,630)	(5,209)
Proceeds from sales of property and equipment	16	215
Capitalization of computer software costs	(6,780)	(8,028)
Other investing activities	(1,089)	(204)

Net cash used in investing activities	(12,483)	(13,226)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(1,888)	(20)
Increases in short-term borrowings	15,086	29,726
Payments on short-term borrowings	(15,444)	(28,969)
Payments on long-term debt and capital lease obligations	(1,213)	(1,331)
Capitalized loan costs	(944)	—
Other financing activities	26	(84)

Net cash used in financing activities	(4,377)	(678)

Effect of exchange rate changes on cash and cash equivalents	(1,840)	330

Decrease in cash and cash equivalents	(15,024)	(2,509)
Cash and cash equivalents at beginning of year	73,124	50,855

Cash and cash equivalents at end of period	$58,100	$48,346

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Unaudited

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting
Balance at January 1, 2009 *	$26,523	$24,697	$26,342	$256,146	$(158,157)	$4,808	$180,359
Comprehensive (loss) - Note 5	—	—	—	3,082	(13,833)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	—	(1,886)

Balance at March 31, 2009	27,149	24,697	25,425	259,228	(171,990)	4,155	168,664

Comprehensive (loss) - Note 5	—	—	—	(88,124)	13,368	394	(74,362)
Stock-based compensation	—	—	1,246	—	—	—	1,246
Common stock activity, net	70	—	(59)	—	—	—	11

Balance at June 30, 2009	$27,219	$24,697	$26,612	$171,104	$(158,622)	$4,549	$95,559

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting
Balance at January 1, 2008 *	$25,935	$24,697	$19,057	$223,793	$(39,267)	$5,046	$259,261
Comprehensive income - Note 5	—	—	—	9,068	(5,686)	(57)	3,325
Adoption of SFAS 158	—	—	—	94	—	—	94
Dividends paid to noncontrolling interest	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	962	—	—	—	962
Common stock activity, net	256	—	(276)	—	—	—	(20)

Balance at March 31, 2008	26,191	24,697	19,743	232,955	(44,953)	4,899	263,532

Comprehensive income - Note 5	—	—	—	7,932	4,134	245	12,311
Stock-based compensation	—	—	1,872	—	—	—	1,872
Common stock activity, net	1	—	4	—	—	—	5

Balance at June 30, 2008	$26,192	$24,697	$21,619	$240,887	$(40,819)	$5,144	$277,720

*	derived from the audited Consolidated Balance Sheets.

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Crawford & Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for other future periods.

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

The Company uses the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), and related interpretations for identifying a variable interest entity (“VIE”) and determining when the Company should include the assets, liabilities, noncontrolling interests, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company under FIN 46R. At June 30, 2009 and December 31, 2008, the liabilities of this deferred compensation plan were $8,308,000 and $7,621,000, respectively, and the values of the assets held in the related rabbi trust were $13,316,000 and $12,985,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets. Transactions between this VIE and the Company were not material to the Company’s results of operations or cash flows for the three months or six months ended June 30, 2009 or 2008.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. Under ARB 51, the financial results and financial positions of these controlled

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

entities are included in the Company’s consolidated financial statements, for both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests (formerly referred to as minority interests) in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company’s Shareholders’ Investment. On the Company’s Consolidated Statements of Operations, net income (or loss) is attributed to the controlling interests and the noncontrolling interests.

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

2. Interim Impairment Testing and Preliminary Noncash Goodwill Impairment Charge

Due to declines in Broadspire’s current and forecasted operating results, the impact that declining U.S. employment levels have had on Broadspire, and the recent weakness in the Company’s stock prices, the Company performed an interim impairment analysis for all four of its reporting units as of June 30, 2009. In connection therewith, the Company updated its forecast of the present value of expected future cash flows for each reporting unit and reconciled the sum of the estimated fair values of the reporting units to the Company’s current market capitalization plus an estimated control premium and the estimated fair values of the Company’s long-term note payable and its liability for the underfunded portion of its frozen U.S. defined benefit pension plan. The discount rate utilized in estimating the fair values of the Company’s reporting units was 15% for Broadspire and 13% for the other reporting units, reflecting management’s assessment of a market participant’s view of the risks associated with the projected cash flows for each respective reporting unit. The terminal growth rate used in the analysis of the Broadspire reporting unit and segment was 3%.

This preliminary impairment analysis indicated that the carrying value of the Broadspire segment exceeded its estimated fair value. Step 2 of the impairment testing model involves comparing the fair value of all assets, other than goodwill, and liabilities in the reporting unit to the overall fair value of the reporting unit. The difference is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recorded for the difference. The Company has not completed all of the necessary detailed fair value estimates involved in determining the implied fair value of the goodwill of Broadspire. However, based on the work performed to date, the Company has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, the Company estimated and recorded a preliminary noncash goodwill impairment charge of $94,000,000, or $(1.81) per share, which represented the Company’s best estimate of the resulting goodwill impairment. Prior to this impairment charge, the amount of goodwill attributable to the Broadspire segment and reported on the Company’s consolidated balance sheet was $140,344,000. Any revision to the preliminary goodwill impairment charge will be recorded during the three months ending September 30, 2009, and the Company currently does not expect such revision to exceed an additional $10,000,000, or $(0.19) per share. The preliminary goodwill impairment charge and any future revisions are not deductible by the Company for income tax purposes.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The goodwill impairment charge does not violate any covenants in the Company’s amended Credit Agreement.

3. Adoption of New Accounting Standards

SFAS 161

On January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 amended SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but did not change the scope of SFAS 133 or its accounting requirements. SFAS 161 also amended Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” (“APB 28”), by requiring interim financial statements to include certain disclosures for derivative instruments and hedging activities. Since SFAS 161 is only a disclosure-related pronouncement, its adoption did not have any impact on the Company’s results of operations, financial condition, or cash flows. See Note 7 “Interest Rate Swap Agreement” and Note 8 “Fair Value Measurements.”

SFAS 160

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revised the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet was eliminated. Net (loss) income encompasses the total (loss) income of all consolidated subsidiaries and there is separate disclosure on the face of the operations statement of the attribution of that (loss) income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. Any future issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. Upon adoption, SFAS 160 was applied retroactively to all previous financial statements and increased Shareholders’ Investment on January 1, 2009 by $4,808,000. The adoption of SFAS 160 was not material to the Company’s results of operations or cash flows.

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

FSP EITF 03-6-1

On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities under SFAS No. 128, “Earnings Per Share” (“SFAS 128”). As such, they are included in the computation of basic earnings per share (“EPS”) using the two-class method. Upon adoption, all prior-period EPS data were adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company’s restricted grants of Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants are now considered participating securities under SFAS 128, and thus the two-class method of computing EPS under SFAS 128 applies to the Company upon adoption of FSP EITF 03-6-1. The impact of FSP EITF 03-6-1 on the Company’s basic and diluted EPS calculations for any time period depends upon the number of restricted stock grants outstanding for the period. The retroactive adoption of this FSP changed basic and diluted earnings per share amounts to $0.33 for the six months ended June 30, 2008, compared to $0.34 originally reported in that period. For the three months ended June 30, 2008, adoption of this FSP did not change basic or diluted EPS from the amount originally reported before the adoption.

FSP 107-1

On April 1, 2009, the Company adopted FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”). This FSP extends the disclosure requirements of SFAS 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, “Interim Financial Reporting.” SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

specifically excluded by SFAS 107, when practicable to do so. Since this FSP relates to disclosures only, its adoption on April 1, 2009 did not have an impact on the Company’s results of operations, financial position, or cash flows. See Note 8, “Fair Value Measurements.”

SFAS 165

On June 30, 2009, the Company adopted SFAS 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 provides authoritative accounting and disclosure guidance for events occurring subsequent to the financial statement date. Prior to the issuance of SFAS 165, this subject was only addressed in the U.S. by existing auditing standards. The guidance in SFAS 165 is similar to the existing guidance found in the auditing standards with some exceptions that are not intended to result in significant changes in the accounting and disclosure for subsequent events. For the Company’s unaudited condensed consolidated financial statements and related notes as of June 30, 2009 contained in this Quarterly Report on Form 10-Q, the Company has evaluated subsequent events through August 10, 2009. This date is the issuance date and the date the Company’s Quarterly Report on Form 10-Q was electronically transmitted to the U.S. Securities and Exchange Commission.

4. Pending Adoption of Recently Issued Accounting Standards

FSP FAS 132R-1

In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). This FSP will amend SFAS 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (“SFAS 132-R”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP will replace many of the disclosures currently required under SFAS 132-R and require disclosure of the fair value of each major asset category. This FSP will also require disclosure of the level within the fair value hierarchy of each major category of plan assets, using the guidance in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This FSP will also require employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable to a) actual return on plan assets, b) purchases, sales, and settlements (net), and c) transfers in and out of Level 3. FSP FAS 132R-1 will be effective for the Company’s December 31, 2009 annual disclosures related to its defined benefit pension plans. The Company’s other postretirement plans are not funded, thus the disclosure provisions of this FSP will not apply to those plans. Since FSP FAS 132R-1 relates only to disclosures, its adoption will not have an impact on the Company results of operations, financial position, or cash flows.

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS 167

On June 12, 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46-R” (“SFAS 167”). SFAS 167 will make certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidate financial statements. SFAS 167 will be effective for the Company on January 1, 2010. Based on the current status of the entities that are evaluated under existing guidance for consolidation in the Company’s consolidated financial statements, the Company does not expect the adoption of SFAS 167 to have a material impact on its results of operations, financial position, or cash flows.

5. Comprehensive (Loss) Income

Comprehensive (loss) income for the six months ended June 30, 2009 and 2008 was as follows:

	Six months ended June 30, 2009
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Loss	$(85,042)	$166	$(84,876)
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(3,927)	(425)	(4,352)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,664	—	1,664
Loss recognized during period	(682)	—	(682)
Amortization of retirement plans costs, net of taxes	2,480	—	2,480

Total Comprehensive Loss	$(85,507)	$(259)	$(85,766)

	Six months ended June 30, 2008
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Income	$17,000	$154	$17,154
Other Comprehensive Income:
Net foreign currency translation (loss) gain	(2,800)	34	(2,766)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	717	—	717
Loss recognized during period	(799)	—	(799)
Amortization of retirement plans costs, net of taxes	1,330	—	1,330

Total Comprehensive Income	$15,448	$188	$15,636

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive (loss) income for the three months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30, 2009
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Loss	$(88,124)	$235	$(87,889)
Other Comprehensive Income (Loss):
Net foreign currency translation gain	11,433	159	11,592
Interest rate swap agreement, net of taxes:
Loss reclassified into income	896	—	896
Loss recognized during period	(201)	—	(201)
Amortization of retirement plans costs, net of taxes	1,240	—	1,240

Total Comprehensive Loss	$(74,756)	$394	$(74,362)

	Three months ended June 30, 2008
(in thousands)	Shareholders of Crawford & Company	Noncontrolling Interests	Total
Consolidated Net Income	$7,932	$226	$8,158
Other Comprehensive Income:
Net foreign currency translation gain	1,723	19	1,742
Interest rate swap agreement, net of taxes:
Loss reclassified into income	616	—	616
Gain recognized during period	1,130	—	1,130
Amortization of retirement plans costs, net of taxes	665	—	665

Total Comprehensive Income	$12,066	$245	$12,311

6. Net (Loss) Income Attributable to Crawford & Company per Common Share

Both classes of the Company’s common stock, Common Stock Class A and Common Stock Class B, share equally in the Company’s earnings for purposes of computing EPS.

The computations of basic and diluted net (loss) income attributable to Crawford & Company per common share, after giving effect to the adoption of FSP EITF 03-6-1, were as follows:

	Three months ended		Six months ended
in thousands, except (loss) earnings per share	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net (loss) income attributable to Crawford & Company	$(88,124)	$7,932	$(85,042)	$17,000

Weighted average common shares used to compute basic (loss) earnings per share	51,877	50,888	51,625	50,808
Dilutive effects of stock-based compensation plans	—	98	—	83

Weighted-average common share equivalents used to compute diluted (loss) earnings per share	51,877	50,986	51,625	50,891

Basic (loss) earnings per share	$(1.70)	$0.16	$(1.65)	$0.33

Diluted (loss) earnings per share	$(1.70)	$0.16	$(1.65)	$0.33

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the quarter and six-month periods ended June 30, 2009, weighted-average common share equivalents of 610,000 and 933,000 shares, respectively, were not used to calculate a diluted earnings per share since the Company recorded a net loss for these periods.

Outstanding stock options to purchase 2,526,855 and 2,863,547 shares of the Company’s Class A Common Stock (“CRDA”) were excluded from the computations of diluted EPS for the six months ended June 30, 2009 and 2008, respectively, because the options would have been antidilutive based on the average price of CRDA. Outstanding stock options to purchase 2,496,172 and 2,694,588 shares of the Company’s Class A Common Stock were excluded from the computations of diluted EPS for the three months ended June 30, 2009 and 2008, respectively, because the options would have been antidilutive based on the average price of CRDA. In addition, performance stock grants for 766,000 shares of the Company’s Class A common stock were excluded from the computation of EPS because the expected performance conditions had not been met as of June 30, 2009. Compensation cost under SFAS 123-R, “Share-based Payment,” is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS under SFAS 128, “Earnings Per Share,” until the performance measurements have actually been achieved. The performance goals for 413,000 and 353,000 of these performance stock grants are expected to be achieved at the end of 2009 and 2010, respectively.

7. Interest Rate Swap Agreement

In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $175.0 million of the Company’s floating-rate debt to a fixed rate of 5.25%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

related guidance, the Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term and was $80,000,000 at June 30, 2009. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of the counterparty to its interest-rate swap agreement.

The Company reports the effective portion of the change in fair value of the derivative instrument as a component of its accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same statement of operations line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. See Note 8, “Fair Value Measurements.”

The effective portion of the pre-tax gains / (losses) on the Company’s interest-rate swap derivative instrument is categorized in the table below:

(in thousands) Three months ended June 30,	Gain (Loss) Recognized in Other Comprehensive Loss (“OCL”) on Derivative - Effective Portion		Loss Reclassified from Accumulated OCL into Income - Effective Portion (1)
	2009	2008	2009	2008
Cash Flow Hedging Relationship:
Interest rate hedge	$(266)	$1,873	$(1,273)	$(968)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands) Six months ended June 30,	Loss Recognized in OCL on Derivative - Effective Portion)		Loss Reclassified from Accumulated OCL into Income - Effective Portion (1)
	2009	2008	2009	2008
Cash Flow Hedging Relationship:
Interest rate hedge	$(789)	$(1,019)	$(2,458)	$(1,127)

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Consolidated Statements of Operations.

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the three month or six month periods ended June 30, 2009 or June 30, 2008.

The balances and changes in accumulated other comprehensive loss related to the effective portion of the Company’s interest rate hedge for the three-month and six-month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended
(in thousands)	June 30, 2009	June 30, 2008
Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(2,998)	$(4,291)
Loss reclassified into income, net of tax	896	616
(Loss) Gain recognized during period, net of tax	(201)	1,130

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(2,303)	$(2,545)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended
(in thousands)	June 30, 2009	June 30, 2008
Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(3,285)	$(2,463)
Loss reclassified into income, net of tax	1,664	717
Loss recognized during period, net of tax	(682)	(799)

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(2,303)	$(2,545)

For the twelve months subsequent to June 30, 2009, the pre-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings is approximately $3,402,000.

The Company’s interest rate swap agreement contains a provision whereby if the Company is in default under its separate Credit Agreement, the Company may also be deemed to be in default under its interest rate swap agreement. If the Company was in default, it could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreement at values determined at the time of default. At June 30, 2009, no such default existed, and the Company had no assets posted as collateral under its interest rate swap agreement.

8. Fair Value Measurements

Under SFAS 157, the fair value hierarchy has three levels of inputs to determine fair value, each of which is based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The fair values of the Company’s assets and liabilities at June 30, 2009 that are carried at fair value on the Company’s balance sheet were categorized as follows:

		Fair Value Measurements at June 30, 2009
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,334	$2,334
Liabilities:
Derivatives designated as hedging instruments under SFAS 133:

Interest rate contract-current (2)	$3,402		$3,402

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Consolidated Balance Sheet as Cash and Cash Equivalents.
(2)	The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. On the Company’s Consolidated Balance Sheet at June 30, 2009, the swap is a current liability reported as a component of Other Accrued Liabilities. See Note 7, “Interest Rate Swap Agreement.”

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Disclosures

The fair value of accounts payable and short-term borrowings approximates their carrying value due to the short-term maturity of the instruments.

The carrying value of the Company’s term note payable was $181,725,000 million at June 30, 2009. The Company’s term note payable is held by a small number of banks and other investors, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on recent trades and a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. At June 30, 2009, the Company estimates the value of its term note payable to be between $156.0 million and $164.0 million. As disclosed in Note 13, “ Amendment to Credit Agreement,” the Company has the ability to repurchase and retire up to $25.0 million of its term note payable through December 31, 2010.

9. Defined Benefit Pension Plans

Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2009 and 2008 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$390	$774	$795	$1,547
Interest cost	8,670	9,311	17,453	18,622
Expected return on assets	(7,132)	(11,902)	(14,373)	(22,712)
Amortization of transition asset	52	72	107	145
Recognized net actuarial loss	1,843	962	3,702	1,925

Net periodic benefit cost (credit)	$3,823	$(783)	$7,684	$(473)

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and six month periods ended June 30, 2009, the Company made contributions to its underfunded U.S. and U.K. defined benefit pension plans of $3,711,000 and $7,395,000, respectively, compared to $4,535,000 and $6,224,000, respectively, for the comparable periods in 2008.

10. Income Taxes

The Company’s consolidated effective income tax rate changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the various jurisdictions in which the Company operates, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. At June 30, 2009, the Company estimates that its effective annual income tax rate for 2009 will be approximately 26% before considering discrete items and the preliminary goodwill impairment charge. The preliminary noncash goodwill impairment charge of $94,000,000 recognized in the quarter ended June 30, 2009 is not deductible by the Company for income tax purposes. For the six months ended June 30, 2009 and 2008, the Company’s effective income tax rate before discrete items and the preliminary goodwill impairment charge was approximately 25% and 35%, respectively. The lower effective income tax rate for the first six months of 2009 compared to the same period in 2008 was due primarily to the mix of income earned from domestic and international operations and due to enacted tax changes impacting the current year. For the six months ended June 30, 2009, discrete items of $184,000 reduced the Company’s effective income tax rate by 1.6%. For the six months ended June 30, 2008, discrete items of $192,000 increased the Company’s effective income tax rate by 0.7%.

11. Segment Information

The Company’s four reportable operating segments are: U.S. Property & Casualty which serves the property and casualty insurance company market in the U.S., International Operations which serves the property and casualty insurance company markets outside the U.S., Broadspire which

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the class action settlement and bankruptcy markets. The Company’s reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment revenues are not material for any period presented. The Company measures segment profit (loss) based on operating earnings, a non-GAAP financial measure defined as earnings (or loss) excluding net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, net income (loss) attributable to noncontrolling interests, and certain other gains and expenses.

Financial information for the three months and six months ended June 30, 2009 and 2008 covering the Company’s reportable segments is presented below:

	Three months ended		Six months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
U.S. Property & Casualty	$54,547	$51,198	$109,599	$100,708
International Operations	96,127	113,433	186,999	220,143
Broadspire	73,056	79,065	147,657	159,378
Legal Settlement Administration	25,934	19,569	41,492	38,548

Total Segment Revenues before Reimbursements	249,664	263,265	485,747	518,777
Reimbursements	21,979	26,001	36,179	45,162

Total Revenues	$271,643	$289,266	$521,926	$563,939

Operating Earnings (Loss):
U.S. Property & Casualty	$6,218	$5,092	$12,388	$11,041
International Operations	8,220	10,446	15,685	19,433
Broadspire	(606)	2,540	(2,560)	4,287
Legal Settlement Administration	4,287	3,142	5,814	5,639

Total Segment Operating Earnings	18,119	21,220	31,327	40,400
Add/(deduct):
Net income attributable to noncontrolling interests	235	226	166	154
Unallocated corporate and shared cost, net	(5,295)	(2,061)	(7,270)	(1,410)
Restructuring costs	—	—	(1,815)	—
Goodwill impairment charge	(94,000)	—	(94,000)	—
Amortization of customer-relationship intangible assets	(1,496)	(1,506)	(2,994)	(3,014)
Stock option expense	(197)	(279)	(430)	(474)
Net corporate interest expense	(3,640)	(4,656)	(7,125)	(9,072)

(Loss) Income before Income Taxes	$(86,274)	$12,944	$(82,141)	$26,584

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Commitments and Contingencies

In the past, the Company has structured certain acquisitions to include earnout payments, which are typically contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period have varied for each acquisition, and the ultimate payments, when and if made, vary since they depend on future events. At June 30, 2009, all measurement periods covered by existing earnout agreements have ended and the Company can tentatively calculate amounts due under these agreements. At June 30, 2009, the Company estimates that it will make cash payments of approximately $5,064,000 in the third quarter of 2009 and $889,000 in the second quarter of 2010. At June 30, 2009, these amounts are included as components of Goodwill and Other Accrued Liabilities (current) on the Company’s unaudited condensed consolidated balance sheet.

As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2009, the aggregate amount committed under the facility was $19,870,000.

In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought actions for indemnification by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is self-insured for the deductibles under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such self-insured risks. The Company is also subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces claims by its employees and former employees under such laws.

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

CRAWFORD & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Separately, the Company and Platinum have agreed to arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company has received a notice from Platinum which disputes the Purchaser’s Statement (as defined in the Stock Purchase Agreement) delivered by the Company to Platinum and also asserts that Platinum is owed amounts thereunder. The Company is contesting this notice and has asserted its belief that it is owed a certain amount thereunder. At the present time, the Company is unable to determine any possible outcome of this dispute. In the event of any required payment or recovery, goodwill will be adjusted in accordance with GAAP.

13. Amendment to Credit Agreement

In February 2009, the Company entered into a “Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement” (the “Amendment”). The Amendment amended, among other things, the Company’s Credit Agreement dated October 31, 2006. The Amendment provides the Company with additional flexibility to enhance certain operational and financial aspects of its business, including, among other things, undertaking an internal corporate realignment of certain of the Company’s subsidiaries. A substantial portion of the realignment was completed in connection with the execution of the Amendment. This corporate realignment did not impact the composition of the Company’s four operating segments. Among other things, the Amendment provides the Company with the ability to repurchase and retire, from time to time through December 2010, up to $25.0 million of its outstanding term debt under its Credit Agreement. The Amendment did not change the base interest rate, interest rate spreads, covenants or other key terms of the Credit Agreement.

14. Restructuring Charge

During the first quarter of 2009, the Company recorded a pretax restructuring charge of $1,815,000. The charge consisted of professional fees incurred in connection with the realignment of certain of the Company’s legal entities in the U.S. and internationally. The realignment of these legal entities did not impact segment financial reporting. These realignment activities commenced in the fourth quarter of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Crawford & Company:

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
August 10, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectibility of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements and other long-term liquidity requirements. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to retain clients and renew existing major contracts with clients on satisfactory financial terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding and compliance with the covenants under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to complete the implementation of RiskTech on schedule,

•	impairment of goodwill or our other indefinite-lived intangible assets, and

•	our ongoing integration of Broadspire Management Services, Inc.

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

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and offering a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. Accordingly, we are limited in our ability to predict case volumes that may be referred to us in the future. In addition, our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality competitively priced services.

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

We are also impacted by decisions insurance companies and other clients may make to change the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Our ability to grow our market share in a highly fragmented and competitive market is primarily dependent on the delivery of superior quality service and effective sales efforts.

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

Results of Consolidated Operations and Preliminary Noncash Goodwill Impairment Charge

Excluding a preliminary noncash goodwill impairment charge of $94.0 million, or $(1.81) per share, in the second quarter of 2009, net income attributable to Crawford and Company was $5.9 million and $7.9 million for the three months ended June 30, 2009 and 2008, respectively, and $9.0 million and $17.0 million for the six months ended June 30, 2009 and 2008, respectively. Including the preliminary goodwill impairment charge, net loss attributable to Crawford & Company was $(88.1) million and $(85.0) million for the quarter and six months ended June 30, 2009, respectively. Consolidated net loss in the six months ended June 30, 2009 also included a pre-tax charge of $1.8 million, or $1.2 million after income tax, for professional fees incurred in connection with a realignment of certain of our legal entities in the U.S. and internationally.

In addition to the preliminary goodwill impairment charge, the decrease in our consolidated results of operations during the three months and six months ended June 30, 2009 compared to the same periods in 2008 was driven primarily by lower revenues in the Broadspire segment, higher costs for our frozen U.S. defined benefit pension plan, the negative impact from a stronger U.S. dollar on the results of our International Operations segment, and the restructuring costs incurred in the first quarter of 2009.

Due to declines in Broadspire’s current and forecasted operating results, the impact that declining U.S. employment levels have had on Broadspire, and the recent weakness in the Company’s stock price, we performed an interim impairment analysis for all four of our reporting units as of June 30, 2009. We have not completed all of the necessary detailed fair value estimates involved in determining the implied fair value of the goodwill of Broadspire. However, based on the work performed to date, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we estimated and recorded a preliminary noncash goodwill impairment charge of $94.0 million, or $(1.81) per share, which represented our best estimate of the resulting goodwill impairment. Any revision to the preliminary impairment charge will be recorded during the three months ending September 30, 2009, and we currently do not expect such revision to exceed an additional $10.0 million, or $(0.19) per share. The noncash goodwill impairment charge and any future revisions are not deductible by us for income tax purposes.

A goodwill impairment charge does not result in the vidation of covenants in our Credit Agreement.

Use of Non-GAAP Financial Performance Measure

Operating earnings is our segment measure of profit required to be disclosed by SFAS No. 131, “Disclosure about Segments of Enterprises and Related Information,” as discussed in Note 11 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria our management uses. Operating earnings represent earnings attributable to Crawford & Company excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.

Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net (loss) income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense is the non-cash cost generally related to historically granted stock options and costs related to our employee stock purchase plans. None of these costs relates directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.

Certain other gains and expenses arise from events (such as restructuring costs or a goodwill impairment charge) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs for the three-month and six-month periods ended June 30, 2009 and 2008 primarily represented expenses related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs for our frozen U.S. pension plan, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains and expenses, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of the results of our four operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, restructuring costs, and preliminary goodwill impairment charge.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At June 30, 2009 we estimate that our effective annual income tax rate for 2009 will be approximately 26%, excluding the nondeductible preliminary noncash goodwill impairment charge of $94.0 million.

Income tax expense totaled $2.7 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. As a percentage of pre-tax income, excluding the preliminary noncash goodwill impairment charge, income tax expense including discrete items was 23.1% and 35.5% for the six months ended June 30, 2009 and 2008, respectively. The percentage decrease in 2009 was due primarily to changes in the mix of income earned from our domestic and international operations and enacted tax legislation impacting the current year. For the six months ended June 30, 2009, discrete items of $184,000 reduced our effective income tax rate by 1.6%. For the six months ended June 30, 2008, discrete items of $192,000 increased our effective income tax rate by 0.7%.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash and cash equivalents. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and cash equivalents. Interest expense is also impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $4.1 million and $5.0 million for the three months ended June 30, 2009 and 2008, respectively, and $8.2 million and $10.0 million for the six months ended June 30, 2009 and 2008, respectively. Interest income totaled $486,000 and $311,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $885,000 for the six months ended June 30, 2009 and 2008, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million for each of the three-month periods ended June 30, 2009 and 2008, and $3.0 million for each of the six-month periods ended June 30, 2009 and 2008. This amortization is included in SG&A expenses in our unaudited condensed consolidated statements of operations.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $197,000 and $279,000 was recognized during the three months ended June 30, 2009 and 2008, respectively, and $430,000 and $474,000 was recognized for the six months ended June 30, 2009 and 2008, respectively, under the provisions of SFAS 123R.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended June 30, 2009 and 2008, unallocated corporate and shared costs primarily represented costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $5.3 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, unallocated corporate and shared costs were $7.3 million and $1.4 million, respectively. The increase for the 2009 periods was due primarily to higher costs associated with our frozen U.S. defined benefit pension plan. Pension cost for our frozen U.S. defined benefit plan was $3.1 million and $6.2 million higher for the quarter and six months ended June 30, 2009, respectively, than the same periods in 2008.

Restructuring Costs

In the six months ended June 30, 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting. The realignment activities commenced in the fourth quarter of 2008.

Preliminary Goodwill Impairment Charge

As discussed above, during the second quarter of 2009 we recorded a preliminary noncash goodwill impairment charge of $94.0 million, or $(1.81) per share, related to our Broadspire segment and reporting unit. This charge is not deductible by us for income tax purposes.

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

In the normal course of our business, we sometimes incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our Consolidated Statement of Operations. In some of the discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our Consolidated Statement of Operations with no impact to our net (loss) income. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses, and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization expense for customer-relationship intangible assets, stock option expense, certain other expenses, and unallocated corporate and shared costs.

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

Operating results, excluding noncontrolling interests, for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net (loss) income attributable to Crawford & Company, were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
U.S. Property & Casualty	$54,547	$51,198	$109,599	$100,708
International Operations	96,127	113,433	186,999	220,143
Broadspire	73,056	79,065	147,657	159,378
Legal Settlement Administration	25,934	19,569	41,492	38,548

Total revenues, before reimbursements	249,664	263,265	485,747	518,777
Reimbursements	21,979	26,001	36,179	45,162

Total Revenues	$271,643	$289,266	$521,926	$563,939
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$32,561	$31,585	$64,992	$62,162
% of related revenues before reimbursements	59.7%	61.7%	59.3%	61.7%
International Operations	65,582	76,479	130,090	150,336
% of related revenues before reimbursements	68.2%	67.4%	69.6%	68.3%
Broadspire	40,950	43,706	83,771	89,120
% of related revenues before reimbursements	56.1%	55.3%	56.7%	55.9%
Legal Settlement Administration	9,821	8,808	17,836	18,077
% of related revenues before reimbursements	37.9%	45.0%	43.0%	46.9%

Total	$148,914	$160,578	$296,689	$319,695
% of Revenues before reimbursements	59.6%	61.0%	61.1%	61.6%
Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$15,768	$14,521	$32,219	$27,505
% of related revenues before reimbursements	28.9%	28.4%	29.4%	27.3%
International Operations	22,325	26,508	41,224	50,374
% of related revenues before reimbursements	23.2%	23.4%	22.0%	22.9%
Broadspire	32,712	32,819	66,446	65,971
% of related revenues before reimbursements	44.7%	41.5%	45.0%	41.4%
Legal Settlement Administration	11,826	7,619	17,842	14,832
% of related revenues before reimbursements	45.6%	38.9%	43.0%	38.5%

Total before reimbursements	$82,631	$81,467	$157,731	$158,682
% of Revenues before reimbursements	33.1%	30.9%	32.5%	30.6%
Reimbursements	21,979	26,001	36,179	45,162

Total	$104,610	$107,468	$193,910	$203,844
% of Revenues	38.5%	37.2%	37.2%	36.1%
Operating Segment Earnings (Loss):
U.S. Property & Casualty	$6,218	$5,092	$12,388	$11,041
% of related revenues before reimbursements	11.4%	9.9%	11.3%	11.0%
International Operations	8,220	10,446	15,685	19,433
% of related revenues before reimbursements	8.6%	9.2%	8.4%	8.8%
Broadspire	(606)	2,540	(2,560)	4,287
% of related revenues before reimbursements	-0.8%	3.2%	-1.7%	2.7%
Legal Settlement Administration	4,287	3,142	5,814	5,639
% of related revenues before reimbursements	16.5%	16.1%	14.0%	14.6%
Add/(deduct):
Unallocated corporate and shared costs, net	(5,295)	(2,061)	(7,270)	(1,410)
Preliminary goodwill impairment charge	(94,000)	—	(94,000)	—
Net corporate interest expense	(3,640)	(4,656)	(7,125)	(9,072)
Stock option expense	(197)	(279)	(430)	(474)
Amortization of customer-relationship intangibles	(1,496)	(1,506)	(2,994)	(3,014)
Restructuring costs	—	—	(1.815)	—
Income tax provision	(1,615)	(4,786)	(2,735)	(9,430)

Net (loss) income attributable to Crawford & Company	$(88,124)	$7,932	$(85,042)	$17,000

U.S. PROPERTY & CASUALTY

Segment operating earnings for our U.S. Property & Casualty segment increased from $5.1 million in the second quarter of 2008 to $6.2 million in the second quarter of 2009. For the six months ended June 30, segment operating earnings increased from $11.0 million in 2008 to $12.4 million in 2009. Operating margin increased from 9.9% in the second quarter of 2008 to 11.4% in the second quarter of 2009. For the first six months of the year, operating margin increased from 11.0% in 2008 to 11.3% in 2009. These increases in segment operating earnings and operating margins in 2009 were due to higher revenues in 2009 primarily from catastrophe-related claims, cost savings resulting from restructuring activities commenced in the fourth quarter of 2008, and technology-driven operating efficiencies resulting from ongoing technology investments.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace.

U.S. Property & Casualty revenues before reimbursements increased 6.5% to $54.5 million for the quarter ended June 30, 2009, compared to $51.2 million in the comparable 2008 quarter. Revenues increased 8.8% to $109.6 million for the six months ended June 30, 2009, compared to $100.7 million in the comparable 2008 period. These increases in 2009 were primarily due to higher revenues from catastrophe services. Revenues generated by our catastrophe services group were $7.2 million and $12.1 million for the quarter and six months ended June 30, 2009, respectively, increasing from $3.5 million and $5.3 million in the comparable 2008 periods.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.6 million and $5.2 million for the quarter and six months ended June 30, 2009, respectively, decreasing slightly from $2.7 million and $5.5 million in the comparable 2008 periods. These decreases were due primarily to lower vehicle fuel costs and mileage reimbursements.

Case Volume Analysis

U.S. Property & Casualty revenues before reimbursements increased 6.5% and 8.8% for the quarter and six months ended June 30, 2009, respectively. The increases in revenues were due to a 2.6% and 4.6% increase in cases received for the second quarter and six months ended June 30, 2009, respectively, compared to the same 2008 periods, and due to changes in the mix of services provided and in the rates charged for those services which increased revenues by 3.9% and 4.2% for the quarter and six months ended June 30, 2009, respectively, compared to the same 2008 periods. The decrease in referrals of high-frequency, low-severity vehicle and warranty services claims and the increase in referrals of complex property claims increased our average revenue per claim in the 2009 second quarter and year-to-date period.

U.S. Property & Casualty unit volumes by major service line, as measured by cases, for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2009	June 30, 2008	Variance	June 30, 2009	June 30, 2008	Variance
Property	63,500	49,826	27.4%	124,771	96,198	29.7%
Vehicle	14,027	20,555	(31.8%)	30,478	42,938	(29.0%)
Casualty	17,686	17,774	(0.5%)	34,806	36,338	(4.2%)
Warranty Services	8,994	15,778	(43.0%)	20,763	30,012	(30.8%)
Catastrophe Services	8,463	5,582	51.6%	12,922	7,705	67.7%
Workers’ Compensation and Other	3,998	4,223	(5.3%)	8,257	8,699	(5.1%)

Total U.S. Property & Casualty Cases Received	116,668	113,738	2.6%	231,997	221,890	4.6%

The 2009 increases in property and catastrophe services claims were due to severe weather in 2009 and due to increases in referrals made within our managed repair network. The 2009 declines in vehicle claims were due primarily to general economic conditions which have resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce adjuster involvement in handling claims. The 2009 decreases in casualty claims were primarily due to reductions in claims from our existing clients. The 2009 decreases in warranty services claims were primarily due to a reduction in claims from our existing clients as several large warranty programs concluded, partially offset by claims from new clients. The 2009 decreases in workers’ compensation and other claims were due primarily to lower referrals for outside investigations from our Broadspire segment.

Direct Compensation and Fringe Benefits

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 59.7% in the second quarter of 2009, decreasing from 61.7% in the comparable 2008 quarter. For the six-month period ended June 30, 2009, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 59.3%, decreasing from 61.7% in the comparable 2008 period. These percentage decreases in 2009 were due primarily to higher revenues and increased operating efficiencies. There was an average of 1,642 full-time equivalent employees (including 95 catastrophe adjusters) in the first six months of 2009, compared to an average of 1,611 employees (including 62 catastrophe adjusters) in the same period of 2008.

U.S. Property & Casualty salaries and wages totaled $27.5 million and $26.2 million for the three months ended June 30, 2009 and 2008, respectively. For the first six months of 2009 and 2008, U.S. Property & Casualty salaries and wages totaled $53.8 million and $51.0 million, respectively. The overall increases in the 2009 second quarter and year-to-date period compared to the same periods in 2008 were due primarily to the increased number of catastrophe adjusters in 2009. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.1 million and $5.4 million in the second quarter of 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, payroll taxes and fringe benefits for U.S. Property and Casualty totaled $11.2 million and $11.1 million, respectively. The overall decrease in the second quarter of 2009 compared to the second quarter of 2008 was due primarily to a temporary reduction in expense related to a defined contribution retirement plan. For the year-to-date periods, the reduced defined contribution retirement plan expense in the second quarter of 2009 was offset by additional expenses associated with the increase in the number of employees in 2009.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were $15.8 million, or 28.9% of segment revenues before reimbursements, for the quarter ended June 30, 2009, increasing from $14.5 million, or 28.4% of segment revenues before reimbursements, for the comparable quarter of 2008. For the six-month period ended June 30, 2009, these expenses were $32.2 million, or 29.4% of segment revenues before reimbursements, increasing from $27.5 million, or 27.3% of segment revenues before reimbursements, in the comparable 2008 period. These increases in 2009 were primarily due to higher travel expenses associated with the increased number of catastrophe adjusters and higher information technology support costs. In addition, during the first quarter of 2008, the segment recovered a previously written off accounts receivable.

INTERNATIONAL OPERATIONS

Segment operating earnings in our International Operations segment declined to $8.2 million and $15.7 million in the three and six months ended June 30, 2009, respectively, from 2008’s second quarter and six months segment operating earnings of $10.4 million and $19.4 million, respectively. The operating margin decreased from 9.2% and 8.8% in the three months and six months ended June 30, 2008, respectively, to 8.6% and 8.4% in the comparable 2009 periods. Due to an overall stronger U.S. dollar during 2009, the translations of the 2009 financial results of our International Operations segment into U.S. dollars were negatively impacted when compared to 2008.

Revenues before Reimbursements

Substantially all International Operations revenues are derived from the property and casualty insurance company market.

In U.S. dollars, revenues before reimbursements from our International Operations segment decreased 15.3% from $113.4 million in the second quarter of 2008 to $96.1 million in the 2009 second quarter. For the first six months of 2009, revenues before reimbursements in this segment in U.S. dollars totaled $187.0 million, a 15.1% decrease from the $220.1 million reported in the first six months of 2008. Compared to the 2008 periods, during the 2009 second quarter and year-to-date periods, the U.S. dollar strengthened against most major foreign currencies, resulting in a negative impact from exchange rate movements in the 2009 periods. Excluding the negative impact of exchange rate fluctuations, international revenues would have been $120.4 million and $234.6 million in the second quarter and six months ended June 30, 2009, respectively, reflecting growth in revenues on a constant dollar basis of 6.1% and 6.6%, respectively. Business dispositions after June 30, 2008 reduced revenues by 1.8% and 1.7% for the quarter and year-to-date periods ended June 30, 2009, respectively. Average revenue per claim increased 15.4% and 13.3% during the three months and six months ended June 30, 2009, respectively, due primarily to an overall decline in high-frequency, low-severity claims in 2009.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $7.1 million and $14.1 million for the second quarter and six months ended June 30, 2009, respectively, from $11.1 million and $20.9 million in the comparable 2008 periods. These decreases in 2009 were due primarily to a stronger U.S. dollar during 2009.

Case Volume Analysis

International Operations unit volumes by region for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2009	June 30, 2008	Variance	June 30, 2009	June 30, 2008	Variance
United Kingdom (U.K.)	35,173	40,866	(13.9%)	72,974	82,094	(11.1%)
Canada	31,268	39,662	(21.2%)	74,441	78,554	(5.2%)
Continental Europe, Middle East, and Africa (CEMEA)	31,104	29,633	5.0%	59,900	60,956	(1.7%)
Asia/Pacific	26,477	23,531	12.5%	53,186	49,003	8.5%
Americas	15,460	17,044	(9.3%)	29,239	34,454	(15.1%)

Total Cases Received	139,482	150,736	(7.5%)	289,740	305,061	(5.0%)

The 2009 decreases in the United Kingdom volumes were due primarily to a reduction of storm-related claims in the current year periods. The 2009 decreases in Canada were due primarily to a reduction in high-frequency, low severity claims. The increase in CEMEA volume for the second quarter of 2009 compared to the same period in 2008 was due primarily to high-frequency, low severity claims in Scandinavia. The 2009 increases in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and Singapore and an increase in weather-related activity in Australia. The 2009 decreases in the Americas volumes were primarily due to a decrease in high frequency, low severity claims activity in Brazil.

Direct Compensation and Fringe Benefits

As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 68.2% for the quarter ended June 30, 2009, increasing from 67.4% for the same quarter in 2008. For the six-month period ended June 30, 2009, these expenses increased as a percentage of segment revenues before reimbursements to 69.6% from 68.3% in the comparable 2008 period. These percentage increases in 2009 were primarily due to lower utilization of staff and higher costs related to defined benefit retirement plans in 2009. There was an average of 4,327 full-time equivalent employees in this segment in the first six months of 2009 compared to an average of 4,149 in the same 2008 period.

Salaries and wages of International Operations segment personnel decreased to $55.3 million for the second quarter ended June 30, 2009, from $66.0 million in the comparable 2008 quarter. For the six-month periods, salaries and wages of International Operations segment personnel decreased to $108.9 million in 2009 from $128.6 million in 2008. These decreases were primarily related to the stronger U.S. dollar during the 2009 periods. Payroll taxes and fringe benefits for the International Operations segment totaled $10.3 million and $21.2 million for the second quarter and six months ended June 30, 2009, respectively, compared to $10.5 million and $21.8 million for the same periods in 2008, The decreases in 2009 were primarily due to the stronger U.S. dollar during the 2009 periods, partially offset by higher costs in 2009 related to defined benefit retirement plans.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were 23.2% and 22.0% of International Operations revenues before reimbursements for the three months and six months ended June 30, 2009, respectively, decreasing from 23.4% and 22.9% for the same periods in 2008. Due primarily to a stronger U.S. dollar during 2009, these expenses in translated U.S. dollars decreased from $26.5 million in the second quarter of 2008 to $22.3 million in the second quarter of 2009, and from $50.4 million in the six-month period ended June 30, 2008 to $41.2 million for the comparable period in 2009.

BROADSPIRE

As previously disclosed above and in Note 2, “Interim Impairment Testing and Preliminary Noncash Goodwill Impairment Charge,” to the accompanying unaudited condensed consolidated financial statements, we recorded a preliminary noncash goodwill impairment charge of $94.0 million related to our Broadspire segment during the quarter ended June 30, 2009. This goodwill impairment charge has been excluded from Broadspire’s segment operating earnings (loss) and is not included in the following discussion and analysis of Broadspire’s segment operating results.

For the second quarter of 2009, our Broadspire segment had an operating loss of $(606,000), or (0.8%) of revenues before reimbursements, compared to operating earnings of $2.5 million, or 3.2% of revenues before reimbursements, for the second quarter of 2008. For the six months ended June 30, 2009, Broadspire had an operating loss of $(2.6) million, or (1.7%) of revenues before reimbursements, compared to operating earnings of $4.3 million, or 2.7% of segment revenues before reimbursements, for the comparable six-month period in 2008.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured marketplace.

Broadspire segment revenues before reimbursements decreased 7.6% and 7.4% to $73.1 million and $147.7 million for the quarter and six months ended June 30, 2009, respectively, compared to $79.1 million and $159.4 million for the comparable 2008 periods. These 2009 decreases in revenues before reimbursements were primarily the result of 2009 declines in case volumes, as described below.

Reimbursed Expenses included in Total Revenues

Reimbursed expenses included in total revenues for the Broadspire segment were $1.3 million for each of the three-month periods ended June 30, 2009 and 2008, and $2.6 million for each of the six-month periods ended June 30, 2009 and 2008.

Case Volume Analysis

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 9.1% and 14.7% for the three months and the six months ended June 30, 2009, respectively, compared to the same periods in 2008. Segment revenues increased by 1.5% and 7.3% for the three months and six months ended June 30, 2009, respectively, from the same periods in 2008 due to changes in the mix of services provided and in the rates charged for those services.

Broadspire unit volumes by major service line, as measured by cases received, for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended			Six months ended
(whole numbers)	June 30, 2009	June 30, 2008	Variance	June 30, 2009	June 30, 2008	Variance
Workers’ Compensation	35,973	41,159	(12.6%)	71,131	85,118	(16.4%)
Casualty	17,210	18,131	(5.1%)	33,571	40,055	(16.2%)
Other	3,978	3,576	11.2%	7,877	6,807	15.7%

Total Broadspire Cases Received	57,161	62,866	(9.1%)	112,579	131,980	(14.7%)

The 2009 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall decline in employment due to the current economic climate. The 2009 declines in casualty and other claims were primarily due to reductions in claims from our existing clients, partially offset by net new business gains. The 2009 increases in Other claims were primarily due to an increase in health management services resulting from employers that added such services to their employee benefits programs.

Recently, we were notified by a major client of our Broadspire segment that the client does not intend to renew its existing contract with us upon the scheduled expiration of that contract in December 2009. We do not expect such notice to materially impact our company over the remaining period of the contract. For the six months ended June 30, 2009, revenue and operating earnings related to that client totaled approximately $10.6 million and $1.1 million, respectively.

Direct Compensation and Fringe Benefits

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of revenues before reimbursements, increased slightly from 55.3% for the quarter ended June 30, 2008 to 56.1% in the 2009 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements, increased slightly from 55.9% in 2008 to 56.7% in 2009. The dollar amount of these expenses decreased $2.8 million for the second quarter of 2009 and $5.3 million for the six months ended June 30, 2009, compared to the same periods in 2008. These 2009 dollar amount decreases were due to the reduced number of employees, lower incentive compensation expense, and lower costs related to the temporary modification of a defined contribution retirement plan. Average full-time equivalent employees totaled 2,292 in the first six months of 2009, down from 2,382 in the same 2008 period.

Broadspire segment salaries and wages totaled $34.1 million and $68.8 million for the three months and six months ended June 30, 2009, respectively, decreasing 6.1% and 5.8%, from $36.3 million and $73.0 million in the comparable 2008 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $6.8 million and $15.0 million for the second quarter and six months ended June 30, 2009, respectively, decreasing 8.1% and 6.8%, respectively, from 2008 expenses of $7.4 million and $16.1 million for the same comparable periods. These 2009 decreases were primarily the result of the reduction in the number of full-time equivalent employees, lower incentive compensation expenses, and lower costs related to the temporary modification of a defined contribution retirement plan.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits increased as a percent of segment revenues before reimbursements to 44.7% and 45.0% for the three months and six months ended June 30, 2009, respectively, from 41.5% and 41.4% for comparable periods in 2008. Although the dollar amount of these expenses changed by only 0.3% for the quarters and 0.7% for the year-to-date periods, the reduced revenue in 2009 caused these expenses to increase in 2009 as a percent of revenues before reimbursements.

LEGAL SETTLEMENT ADMINISTRATION

Our Legal Settlement Administration segment reported segment operating earnings of $4.3 million and $5.8 million for the three months and six months ended June 30, 2009, respectively, compared to $3.1 million and $5.6 million in the comparable 2008 periods. The related segment operating margin increased from 16.1% to 16.5% for the three months ended June 30, 2008 to the comparable 2009 period, but decreased from 14.6% for the six months ended June 30, 2008 to 14.0% for the same period in 2009.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration.

Legal Settlement Administration revenues before reimbursements increased 32.5% to $25.9 million and 7.6% to $41.5 million for the three months and six months ended June 30, 2009, respectively, compared to $19.6 million and $38.5 million in the comparable 2008 periods. Legal Settlement Administration revenues are project-based and depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly. The large increase in second quarter 2009 revenues over the same period in 2008 was due primarily to the positive impact of major bankruptcy and securities class action administration projects awarded to us during the 2009 quarter. During the three months and six months ended June 30, 2009, we were awarded 68 and 140 new assignments, respectively, compared to 42 and 82 during the same periods in 2008. At June 30, 2009 we had a backlog of projects awarded totaling approximately $62.8 million, compared to $52.8 million at June 30, 2008. Of the $62.8 million backlog at June 30, 2009, an estimated $34.1 million is expected to be recognized as revenues over the remainder of 2009.

Reimbursed Expenses included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $11.0 million and $14.2 million for the three months and six months ended June 30, 2009, respectively, compared to $10.8 million and $16.2 million in the comparable 2008 periods. The decrease in the 2009 year-to-date period compared to the corresponding period in 2008 was due primarily to costs incurred for a large noticing project in 2008.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements was 37.9% in the second quarter of 2009, compared to 45.0% in the comparable 2008 quarter. For the six-month period ended June 30, 2009, these expenses as a percent of segment revenues before reimbursements were 43.0%, compared to 46.9% in the same 2008 period. These 2009 percentage decreases were primarily due to higher revenues in 2009. There was an average of 344 full-time equivalent employees in the first six months of 2009, compared to an average of 334 in the same 2008 period.

Legal Settlement Administration salaries and wages totaled $8.8 million for the quarter ended June 30, 2009, increasing 12.8% from $7.8 million in the comparable 2008 period. For the six months ended June 30, 2009, Legal Settlement Administration salaries and wages totaled $15.4 million, decreasing 1.3% from $15.6 million from the comparable 2008 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.1 million and $2.4 million for the quarter and six months ended June 30, 2009, respectively, compared to $1.0 million and $2.5 million in the comparable 2008 periods.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation, related payroll taxes, and fringe benefits as a percent of segment revenues before reimbursements increased from 38.9% in the second quarter of 2008 to 45.6% in the second quarter of 2009. For the six-month period ended June 30, 2009, these expenses as a percentage of segment revenues before reimbursements increased to 43.0%, from 38.5% in the same 2008 period. These 2009 increases were primarily due to changes in the utilization of outsourced service providers.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We continue to evaluate current and forecasted economic conditions and their potential implications for us, including, among other things, estimating the fair value of our financial instruments, asset impairments, liquidity, compliance with our debt covenants, and relationships with our customers.

Currently, we believe that all of our material financial assets subject to fair value accounting have readily observable market prices. Most of our liquid assets are invested in cash and cash equivalents consisting of payable-on-demand bank deposit accounts and short-term money market funds. However, the recent financial crisis affecting the banking system and financial markets and the going-concern threats to banks and other financial institutions have resulted in significant market volatility. As a result, we intend to continue to monitor these assets for any changes in marketability. While we are not aware of any losses, or expected losses, related to these bank deposits or money market funds, in the U.S. or abroad, we cannot provide any assurances that future market events will not materially adversely impact the values of any such assets.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowing against the revolving credit portion of our Credit Agreement. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At June 30, 2009, we were in compliance with all of the covenants in our Credit Agreement. The previously discussed noncash goodwill impairment charge in the quarter ended June 30, 2009 did not impact this covenant compliance.

In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under our Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25%. The national amount was $80.0 million at June 30, 2009. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance by the counterparty, to market risk for changes in interest rates. In 2008, this counterparty was acquired by another entity. We have evaluated the credit worthiness of the acquirer and we do not anticipate that the acquisition will negatively impact the creditworthiness of the counterparty.

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

Our International Operations segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared to the other functional currencies in the locations in which we do business have negatively impacted our revenues and operating earnings in 2009 compared to recent years. Due to recent contradictory fluctuations in the U.S. dollar, we can not predict the impact that foreign currency exchanges rates may have on our future revenues or operating earnings in our International Operations segment.

Rising unemployment levels in the United States, particularly in late 2008 and 2009, have resulted in an industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 16.4% decrease in workers’ compensation claim referrals in the 2009 year-to-date compared to the same period in 2008. This trend may continue or stabilize depending on future employment levels, which we cannot predict. As previously discussed, we recorded a preliminary noncash goodwill impairment charge of $94.0 million in the quarter ended June 30, 2009 related to our Broadspire segment.

Liquidity and Capital Resources

At June 30, 2009, our working capital balance (current assets less current liabilities) was approximately $70.6 million, a slight increase of $1.0 million from the working capital balance at December 31, 2008. During the 2009 first and second quarters, a total of $7.4 million of cash was used to fund our U.S. and U.K. defined benefit pension plans, compared to $6.2 million for the same period in 2008. The liabilities on our consolidated balance sheet for the underfunded portions of these pension plans are reported as noncurrent liabilities, thus any cash contributions to these pension plans will reduce current assets with no corresponding reduction in current liabilities. Cash and cash equivalents at June 30, 2009 totaled $58.1 million, decreasing $15.0 million from $73.1 million at the end of 2008.

Cash Provided By Operating Activities

Net cash provided by operating activities was $3.7 million in the six months ended June 30, 2009 compared to net cash provided by operating activities of $11.1 million in the same period of 2008. This decrease in cash from operations in 2009 was primarily due to lower net income in 2009 before consideration of the preliminary noncash goodwill impairment charge. Our operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans. During the first six months of 2009, we made cash contributions of $5.1 million and $2.3 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared to $2.9 million and $3.3 million, respectively, for the same period in 2008.

Cash Used in Investing Activities

Net cash used in investing activities was $12.5 million in the six months ended June 30, 2009 and $13.2 million in the same period of 2008. Net capital spending decreased $1.6 million in the first six months of 2009 compared to the same period in 2008.

Cash Used in Financing Activities

Net cash used in financing activities increased by $3.7 million, from $678,000 in the six months ended June 30, 2008 to $4.4 million in the same period of 2009. During the 2009 period, cash of $1.9 million was used to settle withholding and payroll taxes associated with stock-based compensation plans and $944,000 of costs was paid in connection with the first quarter amendment to our Credit Agreement.

During the three-month and six-month periods ended June 30, 2009 and 2008, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of June 30, 2009, 705,863 shares remain to be repurchased under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to, among other things, the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.

Our Credit Agreement provides a committed $100.0 million revolving credit line with a syndicate of banks to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2011. As a component of this credit line, we maintain a letter of credit facility to satisfy certain of our own contractual obligations. Including $19.9 million committed under the letter of credit facility, the balance of our unused line of credit under our Credit Agreement totaled $69.1 million at June 30, 2009. Short-term borrowings outstanding, including bank overdraft facilities, as of June 30, 2009 totaled $12.7 million, decreasing from $13.4 million at the end of 2008.

Long-term borrowings outstanding, including current installments and capital leases, totaled $182.4 million as of June 30, 2009, compared to $183.5 million at December 31, 2008. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing sources, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition

Significant changes in our consolidated balance sheet as of June 30, 2009, compared to our consolidated balance sheet as of December 31, 2008, are as follows:

•

Accounts receivable decreased a net of $8.3 million, or $8.6 million net of currency exchange. Accounts receivable decreased in our International Operations and U.S. Property & Casualty segments due to collections exceeding new billings. Accounts receivable in our Broadspire segment decreased mainly due to lower revenues. Accounts receivable in our Legal Services Administration segment increased due to higher revenues during the second quarter of 2009. The timing of billing arrangements with clients can vary significantly by project within our Legal Services Administrations segment.

•

In addition to the preliminary noncash goodwill impairment charge of $94.0 million related to Broadspire, goodwill increased $3.1 million in our International Operations segment. Earnout payments recorded in goodwill during the first six months of 2009 totaled $1.7 million. Currency translation accounted for substantially all of the remaining change.

•

Deferred revenues decreased by $6.4 million, or $6.2 million net of currency exchange. Deferred revenues in our Broadspire segment decreased $9.6 million due to the ongoing completion of open claims assumed in the BMSI acquisition, net of additional deferred revenues generated by new claims in the current year. Deferred revenues in our Legal Settlement Administration segment increased $2.7 million due mainly to new projects awarded in 2009.

•

Accrued compensation and related costs decreased $20.8 million, due to annual payments under incentive compensation plans in the first quarter and due to decreased expense accruals in 2009 under these incentive compensation plans. The stronger U.S. dollar in 2009 also reduced the translation of these accruals into U.S. dollars for our International Operations segment.

Defined Benefit Pension Plan Funding

In 2006, the Pension Protection Act of 2006 (“PPA”) was signed into U.S. law. The PPA, among others things, established new funding requirements for defined benefit pension plans such as our frozen U.S. defined benefit pension plan, and impacted financial reporting for such plans. The requirements of the PPA became effective for plan years beginning after

December 31, 2007. The PPA was subsequently amended by the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). Our frozen U.S. defined benefit pension plan was underfunded by $151.1 million at December 31, 2008 based on an accumulated benefit obligation of $377.5 million. We have revised the estimated annual minimum contributions we will be required to make to our frozen U.S. defined benefit pension plan during the eight years after 2009 in order to meet the funding requirements under PPA and WRERA as follows using assumptions of 6.7% for the discount rate and an expected 8.5% return on assets:

Year Funded	Estimated Minimum Funding Requirements (in thousands)
2010	$23,300
2011	36,600
2012	26,900
2013	25,700
2014	20,000
2015	13,600
2016	5,000
2017	1,300

Off-Balance Sheet Arrangements

At June 30, 2009, we were not party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.

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

Due to declines in Broadspire’s current and forecasted operating results, the impact that declining U.S. employment levels have had on Broadspire, and the recent weakness in the Company’s stock price, we performed an interim impairment analysis for all four of our reporting units as of June 30, 2009. In connection therewith, we updated our forecast of the present value of expected future cash flows for each reporting unit and reconciled the sum of the estimated fair values of the reporting units to our current market capitalization (based upon an average of recent closing market prices for our common stock) plus an estimated control premium and the estimated fair values of our long-term note payable and our liability for the underfunded portion of our frozen U.S. defined benefit pension plan. The discount rate utilized in estimating the fair values of our reporting units was 15% for Broadspire and 13% for our other reporting units, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows for each respective reporting unit. The terminal growth rate used in the analysis of the Broadspire reporting unit was 3%.

This preliminary impairment analysis indicated that the carrying value of the Broadspire segment exceeded its estimated fair value. Step 2 of the impairment testing model involves comparing the fair value of all assets, other than goodwill, and liabilities in the reporting unit to the overall fair value of the reporting unit. The difference is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment charge is recorded for the difference. We have not completed all of the necessary detailed fair value estimates involved in determining the implied fair value of the goodwill of Broadspire. However, based on the work performed to date, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we estimated and recorded a preliminary noncash goodwill impairment charge of $94.0 million which represented our best estimate of the resulting goodwill impairment. Prior to this impairment charge, the amount of goodwill attributable to the Broadspire segment and reported on our consolidated balance sheet was approximately $140.3 million. Any revision to the preliminary impairment charge will be recorded during the three months ending September 30, 2009, and we currently do not expect such revision to exceed an additional $10.0 million. The preliminary goodwill impairment charge and any future revisions are not deductible by us for income tax purposes.

New Accounting Standards Adopted

Additional information related to new accounting standards adopted during 2009 is provided in Notes 3, 7, and 8 to the accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Pending Adoption of Recently Issued Accounting Standards

Additional information related to pending adoption of recently issued accounting standards is provided in Note 4 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item. 1	Legal Proceedings

For information on certain legal matters, see Note 12, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q, which are incorporated into this Item 1 by reference.

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

Our annual meeting of shareholders was held on May 5, 2009 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below.

(a)	Votes regarding the election of the persons named below as Directors were as follows:

	For	Withheld

Jesse C. Crawford	23,306,370	301,186
Thomas W. Crawford	23,304,418	303,138
James D. Edwards	22,369,146	1,238,410
J. Hicks Lanier	19,497,437	4,110,119
Charles H. Ogburn	23,342,009	265,547
Clarence H. Ridley	22,619,529	988,027
P. George Benson	22,617,529	990,027
E. Jenner Wood, III	19,286,892	4,320,664
Jeffrey T. Bowman	23,303,691	303,865

(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending December 31, 2009 were as follows:

For	23,482,846
Against	122,376
Abstain	2,334

(c)	Votes regarding the amendment of the Crawford & Company Executive Stock Bonus Plan to increase the number of shares of Class A common stock available under the plan by 4,000,000:

For	15,875,770
Against	6,919,057
Abstain	7,318
Non-votes	805,411

(d)	Votes regarding the adoption of the Crawford & Company International Employee Stock Purchase Plan:

For	21,836,128
Against	960,115
Abstain	5,902
Non-votes	805,411

(e)	Votes regarding the adoption of the Crawford & Company Non-Employee Director Stock Plan:

For	17,495,791
Against	5,298,645
Abstain	7,709
Non-votes	805,411

Item 5.	Other Information

On August 7, 2009, the Nominating/Corporate Governance/Compensation Committee of the Board of Directors of the Company (the “Committee”) took action with respect to certain previously disclosed compensation plans and policies of the Company. Specifically, the Committee determined that cash payments, if any, due to certain employees of the Company, including certain of the Company’s named executive officers (as defined in the Company’s proxy statement relating to its 2009 Annual Meeting of Shareholders), upon the achievement of previously disclosed goals under the Company’s Short-Term Incentive Plan will be reduced by 50% from previously approved and disclosed amounts.

Further, the Committee authorized the Company to enter into each of the Second Amendment to the Crawford & Company Supplemental Executive Retirement Plan (the “SERP Amendment”) and the First Amendment to the Crawford & Company Deferred Compensation Plan (the

“Deferred Compensation Plan Amendment”), both of which were entered into on such date. The SERP Amendment provides that (i) no matching contribution will be made or allocated by the Company thereunder in 2009 and (ii) beginning in 2010, no matching contribution will be made or allocated thereunder for the Company’s chief executive officer. The Deferred Compensation Plan Amendment provides that (i) no service credit will be allocated by the Company thereunder in 2009 and (ii) beginning in 2010, no service credit will be allocated thereunder for the Company’s chief executive officer.

Also on such date, in recognition of his service to the Company as president and chief executive officer, the Company entered into an employment agreement with Jeffrey T. Bowman (the “Employment Agreement”). The Employment Agreement supersedes and replaces that certain letter agreement entered into with Mr. Bowman on February 10, 2006 while he was serving as the Company’s chief operating officer. The term of the Employment Agreement commenced on August 7, 2009 and ends on August 6, 2011, subject to automatic two-year extensions, unless earlier terminated or not extended by either party.

Under the Employment Agreement, and as previously disclosed, Mr. Bowman will continue to receive an annual salary of $730,000 (subject to annual review and increase by the Committee) and will be eligible to receive an annual cash bonus based upon the achievement of performance objectives established by the Committee. Mr. Bowman will also be eligible to receive long-term incentive awards as determined by the Committee.

In addition, the Company will grant Mr. Bowman restricted stock awards under the Crawford & Company Executive Stock Bonus Plan with a fair market value equal to approximately $65,667 on each of December 31, 2009, 2010 and 2011, provided that, in order to receive such awards, Mr. Bowman must remain in the employ of the Company on each such date.

The Employment Agreement generally permits Mr. Bowman to participate in all employee benefit arrangements available to members of management of the Company. Further, under the Employment Agreement, Mr. Bowman will continue to be entitled to receive a monthly car allowance, and will also receive payment of premiums on a term life insurance policy with a face amount of not less than $2 million (or such lesser amount that can be purchased for the standard rate cost of a $2 million policy). Further, prior to September 7, 2009, the Company will make a discretionary contribution equal to $33,000 to Mr. Bowman’s account under the Crawford & Company Deferred Compensation Plan (the “Deferred Compensation Plan”). Beginning on January 1, 2010, and each year thereafter that Mr. Bowman remains employed by the Company on January 1 of such calendar year, the Company will make a contribution to Mr. Bowman’s account under the Company’s Deferred Compensation Plan that is equal to (i) the greater of (a) $75,000 or (b) 3.5% of Mr. Bowman’s cash compensation plus 2.5% of the Mr. Bowman’s excess compensation (each as defined in the Deferred Compensation Plan) for such year, reduced by (ii) the lesser of the Company’s matching contributions to the Company’s 401(k) plan or the limit on elective deferrals under the Internal Revenue Code.

Under the Employment Agreement, if Mr. Bowman resigns for “good reason,” or if the Company terminates his employment without “cause” or if Mr. Bowman’s employment terminates for any reason (other than for cause or due to his death or disability) within one year following a “change in control,” subject to Mr. Bowman signing a restrictive covenants agreement and release, Mr. Bowman will be entitled to the following: (i) payment of accrued compensation and benefits; (ii) an amount equal to two times his base salary at termination, (ii) a pro-rata portion of his annual bonus and incentives based on actual performance, (iii)

reimbursement for group health plan costs for 18 months following termination of employment, or until Mr. Bowman becomes eligible for other group health benefits; and (iv) immediate vesting of all outstanding stock options (which will remain exercisable for 90 days from the termination date).

In the event any payments made to Mr. Bowman would be subject to the excise tax imposed on “parachute” payments by the Internal Revenue Code, the Company will reduce the payments to Mr. Bowman so that no portion of the payments would be subject to the excise tax, but only if such a reduction would result in Mr. Bowman receiving a greater amount after taxes.

Pursuant to the Employment Agreement, Mr. Bowman has agreed to certain covenants which impose restrictions on the solicitation of employees and customers, protect certain confidential information of the Company, and require cooperation in litigation, as well as to certain other covenants, for specified periods after the termination of employment.

Item 6.	Exhibits

See Index to Exhibits beginning on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: August 10, 2009	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 10, 2009	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

15	Consent of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents