Form 10-Q
period 2009-09-30
CRAWFORD & CO
filed 2009-11-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2009 was as follows:
Class A Common Stock, $1.00 par value: 27,355,390
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009
Index

		Page
Part I. Financial Information

Item 1. Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) Nine months ended September 30, 2009 and 2008	3

	Condensed Consolidated Statements of Operations (unaudited) Three months ended September 30, 2009 and 2008	4

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2009 and December 31, 2008	5

	Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2009 and 2008	7

	Condensed Consolidated Statements of Shareholders’ Investment (unaudited) As of and for the three-month and nine-month periods ended September 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

Part II. Other Information

Item 1.	Legal Proceedings	53

Item 1.A.	Risk Factors	53

Item 6.	Exhibits	53

Signatures		53
EX-10.2
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1.	Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except earnings per share amounts)

	Nine months ended September 30,
	2009	2008

Revenues:

Revenues before reimbursements	$731,499	$785,693
Reimbursements	59,284	69,578

Total Revenues	790,783	855,271

Costs and Expenses:

Costs of services provided, before reimbursements	538,451	572,743
Reimbursements	59,284	69,578

Total cost of services	597,735	642,321

Selling, general, and administrative expenses	159,737	163,313

Corporate interest expense, net of interest income of $1,208 and $1,436, respectively	10,251	13,406

Restructuring costs	1,815	—

Goodwill and intangible asset impairment charges	140,945	—

Total Costs and Expenses	910,483	819,040

(Loss) Income before Income Taxes	(119,700)	36,231

Provision for Income Taxes	4,576	11,994

Net (Loss) Income	(124,276)	24,237

Less: Net Income Attributable to Noncontrolling Interests	276	315

Net (Loss) Income Attributable to Crawford & Company	$(124,552)	$23,922

(Loss) Earnings Per Share, Based on Net (Loss) Income Attributable to Crawford & Company:
Basic and Diluted	$(2.41)	$0.47

Average Number of Shares Used to Compute:
Basic (Loss) Earnings Per Share	51,755	50,870
Diluted (Loss) Earnings Per Share	51,755	51,275
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except earnings per share amounts)

	Three months ended September 30,
	2009	2008

Revenues:

Revenues before reimbursements	$245,752	$266,916
Reimbursements	23,105	24,416

Total Revenues	268,857	291,332

Costs and Expenses:

Costs of services provided, before reimbursements	179,405	196,329
Reimbursements	23,105	24,416

Total cost of services	202,510	220,745

Selling, general, and administrative expenses	53,835	56,606

Corporate interest expense, net of interest income of $142 and $551, respectively	3,126	4,334

Goodwill and intangible asset impairment charges	46,945	—

Total Costs and Expenses	306,416	281,685

(Loss) Income before Income Taxes	(37,559)	9,647

Provision for Income Taxes	1,841	2,564

Net (Loss) Income	(39,400)	7,083

Less: Net Income Attributable to Noncontrolling Interests	110	161

Net (Loss) Income Attributable to Crawford & Company	$(39,510)	$6,922

(Loss) Earnings Per Share, Based on Net (Loss) Income Attributable to Crawford & Company:
Basic	$(0.76)	$0.14
Diluted	$(0.76)	$0.13

Average Number of Shares Used to Compute:
Basic (Loss) Earnings Per Share	52,011	50,994
Diluted (Loss) Earnings Per Share	52,011	52,022
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$55,089	$73,124
Accounts receivable, less allowance for doubtful accounts of $12,394 and $12,341, respectively	161,507	157,430
Unbilled revenues, at estimated billable amounts	102,521	99,115
Prepaid expenses and other current assets	22,725	18,688

Total current assets	341,842	348,357

Property and Equipment:
Property and equipment	146,601	140,399
Less accumulated depreciation	(104,189)	(95,785)

Net property and equipment	42,412	44,614

Other Assets:
Goodwill	119,760	251,897
Intangible assets arising from business acquisitions, net	106,007	111,389
Capitalized software costs, net	48,803	46,296
Deferred income tax asset, net	65,952	67,695
Other noncurrent assets	24,693	25,000

Total other assets	365,215	502,277

TOTAL ASSETS	$749,469	$895,248

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands, except par value amounts)

		*
	September 30,	December 31,
	2009	2008

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$11,327	$13,366
Accounts payable	34,457	40,711
Accrued compensation and related costs	69,227	77,802
Deferred revenues	59,312	59,679
Self-insured risks	18,807	17,939
Accrued income taxes	7,513	9,937
Other accrued liabilities	52,990	56,978
Current installments of long-term debt and capital leases	2,296	2,284

Total current liabilities	255,929	278,696

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	179,494	181,206
Deferred revenues	35,824	42,795
Self-insured risks	16,492	18,531
Accrued pension liabilities	173,077	179,542
Other noncurrent liabilities	13,504	14,119

Total noncurrent liabilities	418,391	436,193

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 27,355 and 26,523 shares issued and outstanding at September 30, 2009 and 2008, respectively	27,355	26,523
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding at September 30, 2009 and 2008	24,697	24,697
Additional paid-in capital	27,178	26,342
Retained earnings	131,594	256,146
Accumulated other comprehensive loss	(140,272)	(158,157)

Total Crawford & Company Shareholders’ Investment	70,552	175,551

Noncontrolling interests	4,597	4,808

Total shareholders’ investment	75,149	180,359

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$749,469	$895,248

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine months ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net (loss) income	$(124,276)	$24,237
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,102	22,737
Goodwill and intangible asset impairment charges	140,945	—
Loss on sales of property and equipment, net	54	67
Stock-based compensation	3,118	4,345
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable, net	2,626	2,003
Unbilled revenues, net	2,105	3,903
Accrued or prepaid income taxes	(4,139)	6,609
Accounts payable and accrued liabilities	(15,686)	11,062
Deferred revenues	(7,791)	(13,845)
Accrued retirement costs	(5,728)	(23,435)
Prepaid expenses and other operating activities	(4,539)	(4,249)

Net cash provided by operating activities	9,791	33,434

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(6,418)	(10,368)
Proceeds from sales of property and equipment	72	631
Capitalization of computer software costs	(10,775)	(11,518)
Other investing activities	(1,089)	(204)

Net cash used in investing activities	(18,210)	(21,459)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(1,903)	(20)
Proceeds from exercises of stock options/ESPP plans	453	2,016
Increases in short-term borrowings	24,022	35,425
Payments on short-term borrowings	(30,986)	(41,289)
Payments on long-term debt and capital lease obligations	(1,837)	(1,970)
Capitalized loan costs	(944)	—
Other financing activities	(274)	(309)

Net cash used in financing activities	(11,469)	(6,147)

Effect of exchange rate changes on cash and cash equivalents	1,853	136

Change in cash and cash equivalents	(18,035)	5,964
Cash and cash equivalents at beginning of year	73,124	50,855

Cash and cash equivalents at end of period	$55,089	$56,819

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
Unaudited
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Interests	Investment

Balance at January 1, 2009 *	$26,523	$24,697	$26,342	$256,146	$(158,157)	$4,808	$180,359
Comprehensive (loss) — Note 5	—	—	—	3,082	(13,833)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	—	(1,886)

Balance at March 31, 2009	27,149	24,697	25,425	259,228	(171,990)	4,155	168,664

Comprehensive (loss) — Note 5	—	—	—	(88,124)	13,368	394	(74,362)
Stock-based compensation	—	—	1,246	—	—	—	1,246
Common stock activity, net	70	—	(59)	—	—	—	11

Balance at June 30, 2009	27,219	24,697	26,612	171,104	(158,622)	4,549	95,559

Comprehensive (loss) — Note 5	—	—		(39,510)	18,350	322	(20,838)
Dividends paid to noncontrolling interests	—	—		—	—	(274)	(274)
Stock-based compensation	—	—	277	—	—	—	277
Common stock activity, net	136	—	289	—	—	—	425

Balance at September 30, 2009	$27,355	$24,697	$27,178	$131,594	$(140,272)	$4,597	$75,149

					Accumulated
	Common Stock		Additional		Other		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Interests	Investment

Balance at January 1, 2008 *	$25,935	$24,697	$19,057	$223,793	$(39,267)	$5,046	$259,261
Comprehensive income — Note 5	—	—	—	9,068	(5,686)	(57)	3,325
Adoption of ASC 715-20-65-1	—	—	—	94	—	—	94
Dividends paid to noncontrolling interests	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	962	—	—	—	962
Common stock activity, net	256	—	(276)	—	—	—	(20)

Balance at March 31, 2008	26,191	24,697	19,743	232,955	(44,953)	4,899	263,532

Comprehensive income — Note 5	—	—	—	7,932	4,134	245	12,311
Stock-based compensation	—	—	1,872	—	—	—	1,872
Common stock activity, net	1	—	4	—	—	—	5

Balance at June 30, 2008	26,192	24,697	21,619	240,887	(40,819)	5,144	277,720

Comprehensive income — Note 5	—	—	—	6,922	(1,197)	19	5,744
Dividends paid to noncontrolling interests	—	—	—	—	—	(219)	(219)
Stock-based compensation	—	—	1,511	—	—	—	1,511
Common stock activity, net	318	—	1,692	—	—	—	2,010

Balance at September 30, 2008	$26,510	$24,697	$24,822	$247,809	$(42,016)	$4,944	$286,766

*	derived from the audited Consolidated Balance Sheets.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Crawford & Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for other future periods.
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
The financial statements of the Company’s international subsidiaries, other than those in Canada and the Caribbean, are included in the Company’s consolidated financial statements on a two-month delayed basis as permitted by GAAP in order to provide sufficient time for accumulation of their results.
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, noncontrolling interests, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. At September 30, 2009 and December 31, 2008, the liabilities of this deferred compensation plan were $8,527,000 and $7,621,000, respectively, and the values of the assets held in the related rabbi trust were $13,439,000 and $12,985,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets. Transactions between this VIE and the Company were not material to the Company’s results of operations or cash flows for the three months or nine months ended September 30, 2009 or 2008.
The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company’s consolidated financial statements, for both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests (formerly referred to as minority interests) in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company’s Shareholders’ Investment. On the Company’s Consolidated

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Statements of Operations, net income (or loss) is attributed to the controlling interests and the noncontrolling interests separately.
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
Accounting Standards Codification
With the issuance of Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” the FASB approved its codification (the “Codification”) as the single source of authoritative GAAP for nongovernmental entities in the United States (“U.S.”) for interim and annual periods ending after September 15, 2009. As a result, on July 1, 2009 the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles,” as updated by Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105-Generally Accepted Accounting Principles,” to establish the Codification as the Company’s source of authoritative GAAP. The Codification also considers rules and interpretive releases of the SEC under authority of U.S. federal securities laws as additional sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. However, at its initial effective date of July 1, 2009, the purpose of the Codification was to reorganize existing GAAP into a consistent and logical structure. The Codification did not create new GAAP.
References to the superseded standards in the Company’s condensed consolidated financial statements have been replaced by references to the Codification. In the Codification, ASC referencing is in the following numerical format: XXX-YY-ZZ-PP, where XXX represents the Topic number, YY represents the Subtopic number, ZZ represents the Subsection number, and PP represents the paragraph number. Subsequent standard-setting activity will be issued in ASUs, referenced as follows: YYYY-XX, where YYYY is the year issued and XX represents the sequential number for each ASU issued in that year. An ASU will serve as a transient document during the time between issuance of the ASU and the date the new or revised guidance becomes completely effective; once effective, the Codification will reflect all necessary amendments for the new or revised guidance.
On August 18, 2009, the SEC issued interpretive guidance FR-80, “Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification” (“FR-80”). With the issuance of FR-80, the SEC formally recognized the FASB’s Codification as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Impairment Testing and Noncash Charges for Goodwill and Intangible Asset
Due to declines in then-current and forecasted operating results for the Company’s Broadspire reportable segment and reporting unit (“Broadspire”), the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in the Company’s stock prices, the Company recorded a preliminary noncash goodwill impairment charge of $94,000,000 in connection with the preparation of its unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2009, as previously disclosed. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2009, the Company completed this goodwill impairment analysis for Broadspire and determined, for the reasons described below, that all of Broadspire’s remaining goodwill was impaired, resulting in an additional noncash goodwill impairment charge of $46,345,000. The additional charge resulted from finalizing the fair values assigned to other assets and liabilities in order to determine the implied fair value of goodwill, and from a further reduction in the future forecasted cash flows of Broadspire from the forecasts used to determine the preliminary impairment charge. These goodwill impairment charges are not deductible by the Company for income tax purposes. Also, it was determined during the quarter ended September 30, 2009 that the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit was totally impaired. Accordingly, the Company recorded a pre-tax impairment charge of $600,000, or approximately $382,500 after tax, to recognize the impairment of this trade name intangible asset.
The first step of the goodwill impairment testing and measurement process involved estimating the fair value of the reporting unit using an internally prepared discounted cash flow analysis. The discount rate utilized in estimating the fair value of Broadspire was 14%, reflecting management’s assessment of a market participant’s view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 3%. The results of Step 1 of the process indicated potential impairment of the goodwill balance, as the book value of Broadspire exceeded its estimated fair value. As a result, management performed Step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustment was made to the basis of any tangible asset or liability as a result of this process. Management also updated its impairment review of other intangible assets, and no further impairment was identified other than as previously noted.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Adoption of New Accounting Standards
Expanded Disclosure for Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted ASC 815-10-50, “Derivatives and Hedging-Overall-Disclosure,” which requires expanded disclosures about an entity’s derivative instruments and hedging activities, including requirements that interim financial statements include certain disclosures for derivative instruments. ASC 815-10-50 did not change any accounting requirements, but instead relates only to disclosures. Since this new guidance relates only to disclosures, its adoption did not have any impact on the Company’s results of operations, financial condition, or cash flows. See Note 7 “Interest Rate Swap Agreement” and Note 8 “Fair Value Measurements.”
Noncontrolling Interests in Consolidated Financial Statements
On January 1, 2009, the Company adopted ASC 810-10-65-1, “Consolidation-Overall-Transition and Open Effective Date Information,” which revised the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this new guidance, noncontrolling interests are considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet was eliminated. Net (loss) income encompasses the total (loss) income of all consolidated subsidiaries and there is separate disclosure on the face of the statement of operations of the attribution of that (loss) income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amounts are accounted for as equity transactions. Any future issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. Upon adoption, ASC 810-10-65-1 was applied retroactively to all previous financial statements and increased Shareholders’ Investment on January 1, 2009 by $4,808,000. The adoption of ASC 810-10-65-1 was not material to the Company’s results of operations or cash flows.
Business Combinations
On January 1, 2009, the Company adopted ASC 805, “Business Combinations.” ASC 805 changed many well-established business combination accounting practices and significantly affected how acquisition transactions are reflected in the financial statements. ASC 805 changed the accounting treatment for certain acquisition-related activities that occur after its adoption including 1) recording contingent consideration at the acquisition date at fair value, 2) expensing acquisition-related costs as incurred, and 3) expensing restructuring costs associated with the acquired business. ASC 805 also introduced certain new disclosure requirements. Since ASC 805 uses an expanded definition of a business, the Company was required to evaluate its reporting units at adoption. The adoption of ASC 805 did not have an impact on the Company’s consolidated financial statements. However, it could have a significant impact on the accounting for any future acquisitions.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-Based Payments As Participating Securities for EPS Calculations
On January 1, 2009, the Company adopted ASC 260-10-45-60, “Earnings Per Share-Overall-Other Presentation Matters.” Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and as such they are included in the computation of basic earnings per share (“EPS”) using the two-class method. Upon adoption, all prior-period EPS data were adjusted retrospectively to conform to the provisions of ASC 260-10-45-60. The Company’s restricted grants of Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants are now considered participating securities and thus the two-class method of computing EPS applies to the Company upon adoption of the new guidance. The impact of ASC 260-10-45-60 on the Company’s basic and diluted EPS calculations for any time period depends upon the number of restricted stock grants outstanding for the period. For the three-month and nine-month periods ended September 30, 2008, retroactive adoption of this new guidance did not change basic or diluted EPS from the amounts reported before the adoption.
Interim Disclosures About Fair Value of Financial Instruments
On April 1, 2009, the Company adopted ASC 820-10-50, “Fair Value Measurements and Disclosures-Overall-Disclosure.” This guidance extends certain disclosure requirements about the fair value of financial instruments to interim financial statements of publicly traded companies. Disclosures are now required for the fair value of all financial instruments (recognized or unrecognized), except for those specifically excluded by the guidance, when practicable to do so. Since ASC 820-10-50 relates to disclosures only, its adoption on April 1, 2009 did not have an impact on the Company’s results of operations, financial position, or cash flows. See Note 8, “Fair Value Measurements.”
Subsequent Events
On June 30, 2009, the Company adopted ASC 855, “Subsequent Events.” ASC 855 provides authoritative accounting and disclosure guidance for events occurring subsequent to the financial statement date. Prior to ASC 855, this subject was only addressed in the U.S. by existing auditing standards. The guidance in ASC 855 is similar to the existing guidance found in the auditing standards with some exceptions that are not intended to result in significant changes in the accounting and disclosure for subsequent events. For the Company’s unaudited condensed consolidated financial statements and related notes as of and for the three months and nine months ended September 30, 2009 contained in this Quarterly Report on Form 10-Q, the Company has evaluated subsequent events through November 9, 2009. This date is the issuance date of the financial statements and the date the Company’s Quarterly Report on Form 10-Q was electronically transmitted to the U.S. Securities and Exchange Commission.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Pending Adoption of Recently Issued Accounting Standards
Issued Subsequent to the Effective Date of the Codification
Measuring Liabilities at Fair Value
On August 28, 2009, ASU 2009-05 was issued by the FASB. ASU 2009-05 will amend ASC 820-10, “Fair Value Measurements and Disclosures-Overall,” by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 will require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs to the existence of a restriction that prevents the transfer of the liability. The Company adopted the provisions of ASU 2009-05 on October 1, 2009. Its adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
Multiple-Deliverable Revenue Arrangements
On October 7, 2009, the FASB issued ASU 2009-13, which will supersede certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and will require an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 will also require additional disclosures. The Company will adopt the provisions of ASU 2009-13 on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
Issued Prior to the Effective Date of the Codification
Employers’ Disclosures About Postretirement Benefit Plan Assets
ASC 715-10-50, “Compensation-Retirement Benefits,” will require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. ASC 715-10-50 will replace many of the disclosures currently required under GAAP and require disclosure of the fair value of each major asset category. Disclosure will also be required for the level within the fair value hierarchy of each major category of plan assets, using the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures.” Employers will be required to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable to a) actual return on plan assets, b) purchases, sales, and settlements (net), and c) transfers in and out of Level 3. ASC 715-10-50 will be

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
effective beginning with the Company’s December 31, 2009 annual disclosures related to its defined benefit pension plans. The Company’s other postretirement plans are not funded, thus the disclosure provisions of ASC 715-10-50 will not apply to those plans. Since ASC 715-10-50 relates only to disclosures, its adoption will not have an impact on the Company results of operations, financial condition, or cash flows.
SFAS 167
On June 12, 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46-R” (“SFAS 167”). SFAS 167 is currently not included in the Codification. SFAS 167 will make certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. SFAS 167 will be effective for the Company on January 1, 2010. Based on the current status of the entities that are evaluated under existing guidance for consolidation in the Company’s consolidated financial statements, the Company does not expect the adoption of SFAS 167 to have a material impact on its results of operations, financial condition, or cash flows.
5. Comprehensive (Loss) Income
Comprehensive (loss) income for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine months ended September 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net (Loss) Income	$(124,552)	$276	$(124,276)
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss)	12,683	(213)	12,470
Interest rate swap agreement, net of taxes:
Loss reclassified into income	2,090	—	2,090
Loss recognized during period	(608)	—	(608)
Amortization of retirement plans costs, net of taxes	3,720	—	3,720

Total Comprehensive (Loss) Income	$(106,667)	$63	$(106,604)

	Nine months ended September 30, 2008
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net Income	$23,922	$315	$24,237
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(5,212)	(108)	(5,320)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,204	—	1,204
Loss recognized during period	(736)	—	(736)
Amortization of retirement plans costs, net of taxes	1,995	—	1,995

Total Comprehensive Income	$21,173	$207	$21,380

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive (loss) income for the three months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net (Loss) Income	$(39,510)	$110	$(39,400)
Other Comprehensive Income (Loss):
Net foreign currency translation gain	16,610	212	16,822
Interest rate swap agreement, net of taxes:
Loss reclassified into income	642	—	642
Loss recognized during period	(142)	—	(142)
Amortization of retirement plans costs, net of taxes	1,240	—	1,240

Total Comprehensive (Loss) Income	$(21,160)	$322	$(20,838)

	Three months ended September 30, 2008
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net Income	$6,922	$161	$7,083
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(2,412)	(142)	(2,554)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	487	—	487
Gain recognized during period	63	—	63
Amortization of retirement plans costs, net of taxes	665	—	665

Total Comprehensive Income	$5,725	$19	$5,744

6. Net (Loss) Income Attributable to Crawford & Company per Common Share
Both classes of the Company’s common stock, Common Stock Class A (“CRDA”) and Common Stock Class B (“CRDB”), share equally in the Company’s earnings for purposes of computing EPS.
The computations of basic and diluted net (loss) income attributable to Crawford & Company per common share, after giving effect to the adoption of ASC 260-10-45-60, “Earnings Per Share-Overall-Other Presentation Matters,” were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In thousands, except (loss) earnings per share	2009	2008	2009	2008

Net (loss) income attributable to Crawford & Company	$(39,510)	$6,922	$(124,552)	$23,922

Weighted average common shares used to compute basic (loss) earnings per share	52,011	50,994	51,755	50,870

Dilutive effects of stock-based compensation plans	(a )	1,028	(a )	405

Weighted-average common share equivalents used to compute diluted (loss) earnings per share	52,011	52,022	51,755	51,275

Basic (loss) earnings per share	$(0.76)	$0.14	$(2.41)	$0.47

Diluted (loss) earnings per share	$(0.76)	$0.13	$(2.41)	$0.47

(a)	For the three months and nine months ended September 30, 2009, the Company excluded from its loss per share calculations all common share equivalents because their effect was anti-dilutive. The weighted-average of these common share equivalents totaled approximately 634,000 shares and 861,000 shares for the three months and nine months ended September 30, 2009, respectively. These common share equivalents excluded weighted-average stock options of approximately 2,435,000 and 2,507,000 for the three months and nine months ended September 30, 2009, respectively, because the stock options were anti-dilutive based on the average price of the Company’s Class A Common Stock during those periods.
Performance stock grants of 353,000 shares of the Company’s Class A common stock were excluded from the computation of EPS at September 30, 2009 because the expected performance conditions had not been met as of September 30, 2009. Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for these 353,000 performance stock grants are currently expected to be achieved at the end of 2010.
Weighted-average outstanding stock options to purchase approximately 661,000 and 2,030,000 shares of the Company’s Class A Common Stock were excluded from the computations of diluted EPS for the three months and nine months ended September 30, 2008, respectively, because their inclusion would have been antidilutive based on the average price of CRDA during those periods.
7. Interest Rate Swap Agreement
In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under the Company’s Credit Agreement for a portion of its floating-rate debt to a fixed rate of 5.25%. The Company

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term and was $80,000,000 at September 30, 2009. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of the counterparty to its interest-rate swap agreement.
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
The effective portion of the pre-tax losses on the Company’s interest-rate swap derivative instrument is categorized in the table below:

	Loss Recognized in Other		Loss Reclassified from
	Comprehensive Loss		Accumulated OCL into
	(“OCL”) on Derivative -		Income - Effective Portion
(in thousands)	Effective Portion		(1)
Three months ended September 30,	2009	2008	2009	2008

Cash Flow Hedging Relationship:
Interest rate hedge	$201	$243	$951	$939

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Loss Reclassified from
	Loss Recognized in OCL		Accumulated OCL into
	on Derivative - Effective		Income - Effective Portion
(in thousands)	Portion		(1)
Nine months ended September 30,	2009	2008	2009	2008

Cash Flow Hedging Relationship:
Interest rate hedge	$990	$1,262	$3,409	$2,066

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Consolidated Statements of Operations.
The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the three month or nine month periods ended September 30, 2009 or September 30, 2008.
The balances and changes in accumulated other comprehensive loss related to the effective portion of the Company’s interest rate hedge for the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows:

	Three months ended
	Sept. 30,	Sept. 30,
(in thousands)	2009	2008

Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(2,303)	$(2,545)
Loss reclassified into income, net of tax	642	487
(Loss) Gain recognized during period, net of tax	(142)	63

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(1,803)	$(1,995)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended
	Sept. 30,	Sept. 30,
(in thousands)	2009	2008

Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(3,285)	$(2,463)
Loss reclassified into income, net of tax	2,090	1,204
Loss recognized during period, net of tax	(608)	(736)

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(1,803)	$(1,995)

For the twelve months subsequent to September 30, 2009, the pre-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings is approximately $2,652,000.
The Company’s interest rate swap agreement contains a provision providing that if the Company is in default under its Credit Agreement (described below), the Company may also be deemed to be in default under its interest rate swap agreement. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreement at values determined at the time of default. At September 30, 2009, no such default existed, and the Company had no assets posted as collateral under its interest rate swap agreement.
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
The fair values of the Company’s assets and liabilities at September 30, 2009 that are carried at fair value on the Company’s balance sheet were categorized as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Fair Value Measurements at Sept. 30, 2009
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds (1)	$2,686	$2,686

Liabilities:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contract-current (2)	$2,652		$2,652

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)	The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. On the Company’s Condensed Consolidated Balance Sheet at September 30, 2009, the swap is a current liability reported as a component of Other Accrued Liabilities. See Note 7, “Interest Rate Swap Agreement.”
Fair Value Disclosures
The fair value of accounts payable and short-term borrowings approximates their carrying values due to the short-term maturities of these instruments.
The carrying value of the Company’s term note payable was $181,200,000  at September 30, 2009. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. At September 30, 2009, the Company estimated the value of its term note payable to be approximately $175.0 million. As disclosed in Note 13, “Amendment to Credit Agreement,” the Company has the ability to repurchase and retire up to $25.0 million of its term note payable through December 31, 2010.
9. Defined Benefit Pension Plans
Net periodic benefit cost (credit) related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2009 and 2008 included the following pre-tax components:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2009	2008	2009	2008

Service cost	$433	$748	$1,228	$2,295
Interest cost	8,970	9,323	26,423	27,945
Expected return on assets	(7,420)	(11,384)	(21,793)	(34,096)
Amortization of transition asset	59	73	166	218
Recognized net actuarial loss	1,885	961	5,587	2,886

Net periodic benefit cost (credit)	$3,927	$(279)	$11,611	$(752)

For the three and nine month periods ended September 30, 2009, the Company made contributions to its underfunded U.S. and U.K. defined benefit pension plans of $3,842,000 and $11,237,000, respectively, compared to $13,645,000 and $19,869,000, respectively, for the comparable periods in 2008.
10. Income Taxes
The Company’s consolidated effective income tax rate changes periodically due to changes in enacted tax rates, fluctuations in the mix of taxable income earned from the various jurisdictions in which the Company operates, the Company’s ability to utilize net operating loss carryforwards in certain of its subsidiaries, and amounts related to uncertain income tax positions. The Company’s effective income tax rate for financial reporting purposes differs from the statutory income tax rate due primarily to the goodwill impairment charge, described in Note 2 above, which is not deductible for income tax purposes.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Operating earnings (loss) is the Company’s segment measure of profit or loss required to be disclosed by ASC 280, “Segment Reporting.” Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful in that it allows others to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, net income attributable to noncontrolling interests, and certain other gains and expenses.
Financial information for the three months and nine months ended September 30, 2009 and 2008 related to the Company’s reportable segments, including a reconciliation from segment operating earnings (loss) to the most directly comparable GAAP financial measure, is presented below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2009	2008	2009	2008

Revenues:
U.S. Property & Casualty	$52,253	$56,227	$161,852	$156,935
International Operations	101,725	115,362	288,724	335,505
Broadspire	70,430	76,911	218,087	236,289
Legal Settlement Administration	21,344	18,416	62,836	56,964

Total Segment Revenues before Reimbursements	245,752	266,916	731,499	785,693
Reimbursements	23,105	24,416	59,284	69,578

Total Revenues	$268,857	$291,332	$790,783	$855,271

Operating Earnings (Loss):
U.S. Property & Casualty	$4,862	$6,781	$17,250	$17,822
International Operations	7,258	8,594	22,943	28,027
Broadspire	(1,171)	1,079	(3,731)	5,366
Legal Settlement Administration	4,097	2,853	9,911	8,492

Total Segment Operating Earnings	15,046	19,307	46,373	59,707

Add/(deduct):
Net income attributable to noncontrolling interests	110	161	276	315
Unallocated corporate and shared cost, net	(878)	(3,737)	(8,148)	(5,147)
Restructuring costs	—	—	(1,815)	—
Goodwill/intangible asset impairment charges	(46,945)	—	(140,945)	—
Amortization of customer-relationship intangible assets	(1,500)	(1,507)	(4,494)	(4,521)
Stock option expense	(266)	(243)	(696)	(717)
Net corporate interest expense	(3,126)	(4,334)	(10,251)	(13,406)

(Loss) Income before Income Taxes	$(37,559)	$9,647	$(119,700)	$36,231

     Intersegment transactions are not material for any period presented.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Commitments and Contingencies
In the past, the Company has structured certain acquisitions to include earnout payments, which are typically contingent upon the acquired entity reaching certain revenue and operating earnings targets. The amount of any contingent payments and length of the earnout period have varied for each acquisition, and the ultimate payments, when and if made, vary since they depend on future events. At September 30, 2009, all measurement periods covered by existing earnout agreements have ended and the Company can tentatively calculate amounts due under these agreements. At September 30, 2009, the Company estimates that it will make cash payments of approximately $5,434,000 in the fourth quarter of 2009 and $858,000 in the second quarter of 2010, based on currency exchange rates on September 30, 2009. At September 30, 2009, these amounts are included as components of Goodwill and Other Accrued Liabilities (current) on the Company’s Unaudited Condensed Consolidated Balance sheet.
As part of the Company’s Credit Agreement, the Company maintains a $50,000,000 letter of credit facility to satisfy certain of its contractual requirements. At September 30, 2009, the aggregate amount of issued but undrawn letters of credit under the facility was $19,569,000.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
any of these matters. The Company has not recognized any loss contingencies or related indemnification assets for these matters in its consolidated financial statements.
Separately, the Company and Platinum have agreed to arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company has received a notice from Platinum which disputes the Purchaser’s Statement (as defined in the Stock Purchase Agreement) delivered by the Company to Platinum and also asserts that Platinum is owed amounts thereunder. The Company is contesting this notice and has asserted its belief that it is owed a certain amount thereunder. At the present time, the Company is unable to determine any possible outcome of this dispute. Because all of the goodwill in the Broadspire segment is impaired, as disclosed in Note 2, “Impairment Testing and Noncash Charges for Goodwill and Intangible Asset,” any required payment or recovery will result in a nontaxable charge or credit to the Company’s results of operations.
13. Amendment to Credit Agreement
In February 2009, the Company entered into a “Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement” (the “Fourth Amendment”). The Fourth Amendment amended, among other things, the Company’s Credit Agreement dated October 31, 2006 (the “Credit Agreement”). The Fourth Amendment provided the Company with additional flexibility to enhance certain operational and financial aspects of its business, including, among other things, undertaking an internal corporate realignment of certain of the Company’s subsidiaries. A substantial portion of the realignment was completed in connection with the execution of the Fourth Amendment. This corporate realignment did not impact the composition of the Company’s four operating segments. Among other things, the Fourth Amendment provided the Company with the ability to repurchase and retire, from time to time through December 2010, up to $25.0 million of its outstanding term debt under its Credit Agreement. The Fourth Amendment did not change the base interest rate, interest rate spreads, financial covenants or other key terms of the Credit Agreement. See Note 15, “Subsequent Events.”
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
15. Subsequent Events
Fifth Amendment to Credit Agreement
On October 27, 2009, the Company entered into the Fifth Amendment To Credit Agreement (the “Fifth Amendment”).

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Fifth Amendment affected the following changes to the Company’s Credit Agreement, among others:
•	providing the Company the option, subject to its receipt of additional commitments, to increase the revolving commitment amount or incur additional term loans under the Credit Agreement of up to a maximum of $50.0 million in aggregate;

•	extending the revolving credit termination date to October 30, 2013, which is coterminous with the term loan maturity date thereunder;

•	modifying the restricted payments basket by eliminating the “Restricted Payments Coverage Ratio” (as defined) test and allowing certain payments, such as the payment of dividends, among other items, in certain amounts in any four-quarter period depending upon the Company’s pro forma Leverage Ratio (as defined);

•	increasing the Applicable Margin (as defined);

•	imposing a LIBOR floor of 2.0% on all loans under the Credit Agreement;

•	modifying the applicable margin for revolving loans and term loans and the applicable commitment fee percentage;

•	increasing the unsecured indebtedness basket from $5.0 million to $200 million, provided that 50% of the proceeds thereof are applied as a mandatory prepayment to the term loans and revolving loans, in that order under the Credit Agreement; and

•	modifying the maximum leverage ratio, defined as the ratio of consolidated debt to earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges (“EBITDA”), to no more than (i) 3.25 to 1.00 through March 31, 2011, (ii) 3.00 to 1.00 from June 30 2011 through March 31, 2012, (iii) 2.75 to 1.00 from June 30, 2012 through September 30, 2012, and (iv) 2.50 to 1.00 from December 31, 2012.
In connection with the Fifth Amendment, the Company’s interest rate swap agreement (described in Note 7) is no longer designated as a cash flow hedge of exposure to changes in cash flows due to change in interest rates. Accordingly, any future changes in the fair value of the Company’s interest rate swap agreement will be recorded by the Company as an expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. Also, at September 30, 2009, a pretax loss of $2,652,000 on the interest rate swap agreement is a $1,803,000 after-tax component of the Company’s accumulated other comprehensive loss. Because it is still probable that the forecasted transactions that were hedged will occur, this loss on the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur.
Sublease
During October 2009, the Company entered into an agreement to sublease a portion of its leased Broadspire office building located in Plantation, Florida. The agreement provides the subtenant with options to sublease additional space in the building at various dates in 2010. The sublease is for the remaining term of the

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
lease. In connection therewith, the Company expects to record a loss on the current sublease of approximately $1,800,000 in the fourth quarter of 2009. Should the subtenant exercise some or all of its options to sublease additional space in the building, the Company estimates that it would recognize additional sublease losses of up to $2,600,000 in 2010. The Company expects net cash savings over the term of the sublease ranging from approximately $10,200,000 to $13,000,000, depending on whether the subtenant exercises some or all of its options for additional space in the building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2008, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures). As described in Note 1, in 2009 Crawford & Company adopted Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51(codified in FASB ASC Topic 810, Consolidation) on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of Financial Accounting Standards Board Statement No.160.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
November 9, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not historical in nature are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements are included throughout this report and relate to, among other things, discussions regarding reductions of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectibility of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements and other long-term liquidity requirements. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify certain forward-looking statements in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. These forward-looking statements involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, cash flows or results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:
•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U. S.,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to retain clients and renew existing major contracts with clients on satisfactory financial terms,

•	our ability to collect accounts receivable from our clients and others,

•	continued availability of funding and compliance with the covenants under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to complete the implementation of RiskTech on schedule, and

•	further impairments of goodwill or our other indefinite-lived intangible assets.
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
The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and offering a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. Accordingly, we are limited in our ability to predict case volumes that may be referred to us in the future. In addition, our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services.
We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues, although sometimes a portion or substantially all of the revenue will be earned in periods after a claim is initially referred to us. Industry-wide claims volume in general will vary depending upon the insurance underwriting cycle.
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
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share.
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
Results of Consolidated Operations and Noncash Charges for Goodwill and Intangible Asset
Consolidated net loss attributable to Crawford & Company for the three months and nine months ended September 30, 2009 was $(39.5 million), or loss per share of $(0.76), and $(124.6 million), or loss per share of $(2.41), respectively. Excluding a noncash goodwill and an intangible asset impairment charge totaling $46.9 million ($46.7 million after tax), or $(0.90) per share, in the third quarter of 2009 and $140.9 million, or $(2.72) per share, for the nine months ended September 30, 2009, net income attributable to Crawford & Company was $7.2 million and $6.9 million for the three months ended September 30, 2009 and 2008, respectively, and $16.2 million and $23.9 million for the nine months ended September 30, 2009 and 2008, respectively. Consolidated net loss for the nine months ended September 30, 2009 also included a pre-tax charge of $1.8 million, or $1.2 million after income tax, for professional fees incurred in connection with the previously announced realignment of certain of our legal entities in the U.S. and internationally.
In addition to the goodwill and intangible asset impairment charges, the decrease in our consolidated results of operations during the three months and nine months ended September 30, 2009 compared to the same periods in 2008 was driven primarily by lower revenues in our Broadspire segment, higher costs for our defined benefit pension plans, the negative impact from a stronger U.S. dollar on the results of our International Operations segment, and the restructuring costs incurred in the first quarter of 2009. In addition, results for the three months ended September 30, 2009 were also negatively impacted by lower revenues in our U.S. Property & Casualty segment compared to the same period in 2008.
As previously disclosed, due to declines in current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in our stock prices, we recorded a preliminary noncash goodwill impairment charge of $94.0 million in connection with the preparation of our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2009. In connection with the preparation of our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2009, we completed this interim goodwill impairment analysis and determined that all of Broadspire’s remaining goodwill was impaired, resulting in an additional noncash goodwill impairment charge of $46.3 million. These goodwill impairment charges are not deductible for income tax purposes. Also, it was determined during the quarter ended September 30, 2009 that the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit was totally impaired. Accordingly, we recorded a pre-tax impairment charge of $600,000, or approximately $383,000 after tax, to recognize the impairment of the trade name intangible asset. These impairment charges are not reflected in Broadspire’s segment operating loss.

The goodwill and intangible asset impairment charges described above did not result in the violation of any covenants in our Credit Agreement.
Use of Non-GAAP Financial Performance Measure
Operating earnings is our segment measure of profit required to be disclosed by Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” as discussed in Note 11 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management uses. Operating earnings represent earnings attributable to Crawford & Company excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs.
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net (loss) income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from company-wide capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense is the non-cash cost generally related to historically granted stock options and costs related to our employee stock purchase plans. None of these costs relates directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of our segment operating activities on a consistent basis.
Certain other gains and expenses arise from events (such as restructuring costs or a goodwill impairment charge) that are not considered part of our segment operating earnings since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Unallocated corporate and shared costs for the three-month and nine-month periods ended September 30, 2009 and 2008 primarily represented expenses related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs for our frozen U.S. pension plan, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.
With the exception of income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and certain other gains and expenses, our results of operations are discussed and analyzed by our four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. The discussion and analysis of the results of our four operating segments follows the sections on income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, restructuring costs, and goodwill and intangible asset impairment charges.

Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of taxable income earned from our various domestic and international operations, our ability to utilize net operating loss carryforwards in certain of our subsidiaries, and amounts related to uncertain income tax positions. At September 30, 2009, we estimate that our effective annual income tax rate for 2009 will be approximately 23%, excluding the nondeductible noncash goodwill impairment charge of $140.3 million.
Income tax expense totaled $4.6 million and $12.0 million for the nine months ended September 30, 2009 and 2008, respectively. As a percentage of pre-tax income, excluding the noncash goodwill impairment charge, income tax expense including discrete items was 22.2% and 33.4% for the nine months ended September 30, 2009 and 2008, respectively. The percentage decrease in 2009 was due primarily to changes in the mix of taxable income earned from our domestic and international operations and enacted tax legislation impacting the current year. For the nine months ended September 30, 2009 and 2008, discrete items of $492,000 and $655,000, respectively, decreased our effective income tax rate by 2.3% and 1.8%, respectively.
Net Corporate Interest Expense
Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash and cash equivalents. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and cash equivalents. Interest expense is also impacted by our interest rate swap agreement that we entered into in May 2007. Corporate interest expense totaled $3.3 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, and $11.5 million and $14.8 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income totaled $142,000 and $551,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. and Specialty Liability Services, Ltd. Amortization expense associated with these intangible assets totaled approximately $1.5 million for each of the three-month periods ended September 30, 2009 and 2008, and $4.5 million for each of the nine-month periods ended September 30, 2009 and 2008. This amortization is included in SG&A expenses in our unaudited condensed consolidated statements of operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $266,000 and $243,000 was recognized during the three months ended September 30, 2009 and 2008, respectively, and $696,000 and $717,000 was recognized for the nine months ended September 30, 2009 and 2008, respectively.

Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended September 30, 2009 and 2008, unallocated corporate and shared costs primarily represented costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $878,000 and $3.7 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, unallocated corporate and shared costs were $8.1 million and $5.1 million, respectively. The 2009 overall decrease in the quarter-over-quarter expenses was due primarily to favorable adjustments to the accruals for certain of our self-insured liabilities, offset partially by higher 2009 cost for our frozen U.S. defined benefit pension plan. The 2009 overall increase for the year-to-date period was due primarily to higher costs associated with our frozen U.S. defined benefit pension plan, offset partially by favorable adjustments to the accruals for certain self-insured liabilities. Pension cost for our frozen U.S. defined benefit plan was $3.1 million and $9.3 million higher for the quarter and nine months ended September 30, 2009, respectively, than the comparable periods in 2008.
Restructuring Costs
In the nine months ended September 30, 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting. The realignment activities commenced in the fourth quarter of 2008.
Goodwill and Intangible Asset Impairment Charges
As discussed above, during the third quarter of 2009 and the nine months ended September 30, 2009, we recorded a noncash goodwill and an intangible asset impairment charge totaling $46.9 million, or $(0.90) per share, and $140.9 million, or $(2.72) per share, respectively, related to our Broadspire reportable segment and reporting unit. Only $600,000 of this charge is deductible by us for income tax purposes. These impairment charges are not reflected in Broadspire’s segment operating loss.
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
Our four operating segments, U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration, represent components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing operating performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market, including the product warranties and inspections marketplace. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire serves the U.S. self- insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets primarily in the U.S.

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
Our discussion and analysis of the operating expenses included in our segment operating earnings is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees, which as a service company, represents our most significant and variable operating expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs.
Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior periods are adjusted to reflect the current allocation process.
As disclosed in Note 1 of our accompanying unaudited condensed consolidated financial statements, the financial statements of our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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

Operating results, excluding noncontrolling interests, for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to net (loss) income attributable to Crawford & Company, were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2009	2008	2009	2008

Revenues:
U.S. Property & Casualty	$52,253	$56,227	$161,852	$156,935
International Operations	101,725	115,362	288,724	335,505
Broadspire	70,430	76,911	218,087	236,289
Legal Settlement Administration	21,344	18,416	62,836	56,964

Total revenues, before reimbursements	245,752	266,916	731,499	785,693
Reimbursements	23,105	24,416	59,284	69,578

Total Revenues	$268,857	$291,332	$790,783	$855,271

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$31,976	$34,115	$96,968	$96,277
% of related revenues before reimbursements	61.2%	60.7%	59.9%	61.3%
International Operations	70,420	79,656	200,510	229,992
% of related revenues before reimbursements	69.2%	69.0%	69.4%	68.6%
Broadspire	39,293	43,552	123,064	132,672
% of related revenues before reimbursements	55.8%	56.6%	56.4%	56.1%
Legal Settlement Administration	9,426	8,494	27,262	26,571
% of related revenues before reimbursements	44.2%	46.1%	43.4%	46.6%

Total	$151,115	$165,817	$447,804	$485,512
% of Revenues before reimbursements	61.5%	62.1%	61.2%	61.8%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$15,415	$15,331	$47,634	$42,836
% of related revenues before reimbursements	29.5%	27.2%	29.4%	27.3%
International Operations	24,047	27,112	65,271	77,486
% of related revenues before reimbursements	23.7%	23.6%	22.7%	23.0%
Broadspire	32,308	32,280	98,754	98,251
% of related revenues before reimbursements	45.9%	42.0%	45.3%	41.6%
Legal Settlement Administration	7,821	7,069	25,663	21,901
% of related revenues before reimbursements	36.6%	38.4%	40.8%	38.5%

Total before reimbursements	$79,591	$81,792	$237,322	$240,474
% of Revenues before reimbursements	32.4%	30.6%	32.4%	30.6%
Reimbursements	23,105	24,416	59,284	69,578

Total	$102,696	$106,208	$296,606	$310,052
% of Revenues	38.2%	36.5%	37.5%	36.3%

Operating Segment Earnings (Loss):
U.S. Property & Casualty	$4,862	$6,781	$17,250	$17,822
% of related revenues before reimbursements	9.3%	12.1%	10.7%	11.4%
International Operations	7,258	8,594	22,943	28,027
% of related revenues before reimbursements	7.1%	7.4%	7.9%	8.4%
Broadspire	(1,171)	1,079	(3,731)	5,366
% of related revenues before reimbursements	-1.7%	1.4%	-1.7%	2.3%
Legal Settlement Administration	4,097	2,853	9,911	8,492
% of related revenues before reimbursements	19.2%	15.5%	15.8%	14.9%

Add/(deduct):
Unallocated corporate and shared costs, net	(878)	(3,737)	(8,148)	(5,147)
Goodwill and intangible asset impairment charges	(46,945)	—	(140,945)	—
Net corporate interest expense	(3,126)	(4,334)	(10,251)	(13,406)
Stock option expense	(266)	(243)	(696)	(717)
Amortization of customer-relationship intangibles	(1,500)	(1,507)	(4,494)	(4,521)
Restructuring costs	—	—	(1,815)	—
Income tax provision	(1,841)	(2,564)	(4,576)	(11,994)

Net (loss) income attributable to Crawford & Company	$(39,510)	$6,922	$(124,552)	$23,922

U.S. PROPERTY & CASUALTY
Segment operating earnings for our U.S. Property & Casualty segment decreased from $6.8 million in the third quarter of 2008 to $4.9 million in the third quarter of 2009. For the nine months ended September 30, segment operating earnings decreased from $17.8 million in 2008 to $17.3 million in 2009. Operating margin decreased from 12.1% in the third quarter of 2008 to 9.3% in the third quarter of 2009. For the first nine months of the year, operating margin decreased from 11.4% in 2008 to 10.7% in 2009.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace.
U.S. Property & Casualty revenues before reimbursements decreased 7.1% to $52.3 million for the quarter ended September 30, 2009, compared to $56.2 million in the comparable 2008 quarter. The quarter-over-quarter decline was due primarily to a reduction in the number of claims received in the 2009 third quarter. Revenues increased 3.1% to $161.9 million for the nine months ended September 30, 2009, compared to $156.9 million in the comparable 2008 period. This year-over-year increase in 2009 was primarily due to higher revenues from catastrophe services. Revenues generated by our catastrophe services group were $6.3 million for the quarters ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, revenues generated by our catastrophe services group were $18.4 million and $11.6 million, respectively.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.5 million and $7.8 million for the quarter and nine months ended September 30, 2009, respectively, decreasing from $2.9 million and $8.4 million in the comparable 2008 periods. These 2009 decreases were due primarily to lower vehicle fuel costs and mileage reimbursements.
Case Volume Analysis
U.S. Property & Casualty revenues before reimbursements decreased 7.1% in the third quarter of 2009 compared to the third quarter of 2008. This 7.1% quarter-over-quarter revenue decrease was due to a 15.4% decrease in cases received, offset partially by a 8.3% revenue increase due to changes in the mix of services provided and in the rates charged for those services. The decrease in referrals of high-frequency, low-severity vehicle claims, catastrophe claims and warranty services claims in 2009 increased our average revenue per claim in the 2009 third quarter.
For the first nine months of 2009 compared to the same period in 2008, revenues before reimbursements increased 3.1% in the current year-to-date period. Revenue in the 2009 year-to-date period increased 6.1% due to changes in the mix of services provided and in the rates charged for those services, offset partially by a 3.0% revenue decrease caused by an overall decrease in claims referred. The decrease in referrals of high-frequency, low-severity vehicle claims and warranty services claims and the increase in referrals of complex property claims increased our average revenue per claim in the 2009 year-to-date period.

U.S. Property & Casualty unit volumes by major service line, as measured by cases received, for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2009	2008	Variance	2009	2008	Variance

Property	62,440	66,303	(5.8%)	187,211	162,501	15.2%
Vehicle	12,803	17,786	(28.0%)	43,281	60,724	(28.7%)
Casualty	18,190	17,688	2.8%	52,996	54,026	(1.9%)
Warranty Services	6,279	15,255	(58.8%)	27,042	45,267	(40.3%)
Catastrophe Services	8,687	12,525	(30.6%)	21,609	20,230	6.8%
Workers’ Compensation and Other	4,955	4,491	10.3%	13,212	13,190	0.2%

Total U.S. Property & Casualty Cases Received	113,354	134,048	(15.4%)	345,351	355,938	(3.0%)

For the nine-month periods, property claims increased in 2009 due primarily to severe weather earlier in the year and due to increases in referrals made to our managed repair network in 2009. The quarter-over-quarter declines in property claims and catastrophe claims in 2009 were due primarily to lower storm-related activity in the third quarter of 2009 compared to the third quarter of 2008 when we were impacted by claims from hurricanes Dolly, Gustav, and Ike. A portion of the revenues related to hurricanes Dolly, Gustav and Ike was earned in the fourth quarter of 2008. The 2009 declines in vehicle claims were due primarily to general economic conditions which have resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce adjuster involvement in handling claims. The 2009 decreases in warranty services claims were primarily due to a reduction in claims from our existing clients as several large warranty programs concluded, partially offset by claims from new clients.
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.2% in the third quarter of 2009, increasing from 60.7% in the comparable 2008 quarter. For the nine-month period ended September 30, 2009, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 59.9%, decreasing from 61.3% in the comparable 2008 period. These percentage changes in 2009 were due primarily to changes in revenues and the resulting impact on operating efficiencies. There was an average of 1,625 full-time equivalent employees (including 95 catastrophe adjusters) in the first nine months of 2009, compared to an average of 1,630 full-time equivalent employees (including 108 catastrophe adjusters) in the same period of 2008. The average number of full-time equivalent catastrophe adjusters for third quarter 2009 and third quarter 2008 was 92 and 200, respectively.
U.S. Property & Casualty salaries and wages totaled $27.5 million and $28.6 million for the three months ended September 30, 2009 and 2008, respectively. For the first nine months of 2009 and 2008, U.S. Property & Casualty salaries and wages totaled $81.3 million and $79.6 million, respectively. The changes in salaries and wages during 2009 in this segment correlated with the changes in revenues. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $4.5 million and $5.5 million in the third quarter of 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, payroll taxes and fringe benefits for U.S. Property and Casualty totaled $15.7 million and $16.7 million, respectively. The decreases in 2009 compared to 2008 were due primarily to lower costs related to temporary reductions in planned contributions to defined contribution retirement plans.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
U.S. Property & Casualty expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were $15.4 million, or 29.5% of segment revenues before reimbursements, for the quarter ended September 30, 2009, increasing slightly from $15.3 million, or 27.2% of segment revenues before reimbursements, for the comparable quarter of 2008. For the nine-month period ended September 30, 2009, these expenses were $47.6 million, or 29.4% of segment revenues before reimbursements, increasing from $42.8 million, or 27.3% of segment revenues before reimbursements, in the comparable 2008 period. These increases in 2009 were primarily due to higher fixed overhead costs. In addition, during the first quarter of 2008, the segment recovered a previously written off account receivable.
INTERNATIONAL OPERATIONS
Segment operating earnings in our International Operations segment declined to $7.3 million and $22.9 million in the three months and nine months ended September 30, 2009, respectively, from $8.6 million and $28.0 million for the comparable periods in 2008, respectively. The operating margin decreased from 7.4% and 8.4% in the three months and nine months ended September 30, 2008, respectively, to 7.1% and 7.9% in the comparable 2009 periods. Due to an overall stronger U.S. dollar during 2009 compared to 2008, the 2009 financial results of our International Operations segment were negatively impacted overall by the translation of foreign currencies into U.S. dollars.
Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market.
In U.S. dollars, revenues before reimbursements from our International Operations segment decreased 11.8% from $115.4 million in the third quarter of 2008 to $101.7 million in the 2009 third quarter. For the first nine months of 2009, revenues before reimbursements in this segment in U.S. dollars totaled $288.7 million, a 13.9% decrease from the $335.5 million reported in the first nine months of 2008. Compared to the 2008 periods, during the 2009 third quarter and year-to-date periods, the U.S. dollar was stronger against most major foreign currencies, resulting in a negative impact from exchange rate movements in the 2009 periods. Excluding the negative impact of exchange rate fluctuations, international revenues would have been $116.4 million and $350.9 million in the three months and nine months ended September 30, 2009, respectively, reflecting growth in revenues on a constant dollar basis of 0.9% and 4.6%, respectively. A business disposition in the fourth quarter of 2008 caused revenues in the three months and nine months ended September 30, 2009 to decrease by 1.8% and 1.7%, respectively. Average revenue per claim increased 10.5% and 11.6% during the three months and nine months ended September 30, 2009, respectively, due to changes in the mix of services provided and in the rates charged for those services. Decreases in 2009 of high-frequency, low-severity claims raised the average revenue per claim in 2009.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $7.9 million and $22.0 million for the three months and nine months ended September 30, 2009, respectively, from $11.5 million and $32.4 million in the comparable 2008 periods, respectively. These decreases in 2009 were due primarily to a stronger U.S. dollar during 2009 and to less out-of-pocket expenses related to the 2009 declines in the volumes and types of claims.
Case Volume Analysis
International Operations unit volumes, as measured by cases received, by region for the three months and nine months ended September 30, 2009 and 2008, adjusted for a 2008 disposition, were as follows:

	Three months ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2009	2008	Variance	2009	2008	Variance

United Kingdom (U.K.)	31,717	39,897	(20.5%)	104,691	121,991	(14.2%)
Canada	35,880	45,401	(21.0%)	110,321	123,955	(11.0%)
Continental Europe, Middle East, and Africa (CEMEA)	30,674	29,100	5.4%	90,574	90,056	0.6%
Asia/Pacific	24,910	25,657	(2.9%)	78,096	74,660	4.6%
Americas	19,207	15,161	26.7%	48,446	49,615	(2.4%)

Total Cases Received	142,388	155,216	(8.3%)	432,128	460,277	(6.1%)

The 2009 decreases in the U.K. were due primarily to a reduction of storm-related claims in the current year periods. The 2009 decreases in Canada were due primarily to a reduction in high-frequency, low severity claims. The 2009 increases in CEMEA were due primarily to increases in high-frequency, low severity claims in Scandinavia. The changes in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and Singapore and an increase in weather-related activity in Australia earlier in 2009. The increase in the third quarter of 2009 in the Americas compared to the third quarter of 2008 was due primarily to an increase in high frequency, low severity claims in Brazil.
Direct Compensation and Fringe Benefits
As a percentage of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, was 69.2% for the quarter ended September 30, 2009, increasing slightly from 69.0% for the comparable quarter in 2008. For the nine-month period ended September 30, 2009, these expenses increased as a percentage of segment revenues before reimbursements to 69.4% from 68.6% in the comparable 2008 period. These percentage increases in 2009 were primarily due to lower utilization of staff and higher costs related to defined benefit retirement plans in 2009. There was an average of 4,297 full-time equivalent employees in this segment in the first nine months of 2009 compared to an average of 4,203 in the same 2008 period.
Salaries and wages of International Operations segment personnel decreased to $59.4 million for the quarter ended September 30, 2009, from $68.3 million in the comparable 2008 quarter. For the nine-month periods, salaries and wages of International Operations segment personnel decreased to $168.3 million in 2009 from $196.9 million in 2008. These decreases were primarily related to the stronger U.S. dollar during the 2009 periods. Payroll taxes and fringe benefits for the International Operations segment totaled $11.0 million and $32.2 million for the three months and nine months ended September 30, 2009, respectively, compared to $11.4 million and $33.1 million for the same periods in 2008, The decreases in 2009 were primarily due to the stronger U.S. dollar during the 2009 periods, partially offset by higher costs in 2009 related to defined benefit retirement plans.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were 23.7% and 23.6% of International Operations revenues before reimbursements for the three-month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits were 22.7% and 23.0% of International Operations revenues before reimbursements, respectively. Due primarily to a stronger U.S. dollar during 2009, these expenses in translated U.S. dollars decreased from $27.1 million in the third quarter of 2008 to $24.0 million in the third quarter of 2009, and from $77.5 million in the nine-month period ended September 30, 2008 to $65.3 million for the comparable period in 2009.
BROADSPIRE
As previously disclosed above and in Note 2, “Impairment Testing and Noncash Charges for Goodwill and Intangible Asset,” to the accompanying unaudited condensed consolidated financial statements, we recorded a noncash goodwill and intangible asset impairment charge totaling $46.9 million related to our Broadspire segment during the quarter ended September 30, 2009. This goodwill impairment charge has been excluded from Broadspire’s segment operating earnings (loss) and is not included in the following discussion and analysis of Broadspire’s segment operating results.
For the third quarter of 2009, our Broadspire segment had an operating loss of $(1.2) million, or (1.7%) of revenues before reimbursements, compared to operating earnings of $1.1 million, or 1.4% of revenues before reimbursements, for the third quarter of 2008. For the nine months ended September 30, 2009, Broadspire had an operating loss of $(3.7) million, or (1.7%) of revenues before reimbursements, compared to operating earnings of $5.4 million, or 2.3% of segment revenues before reimbursements, for the comparable nine-month period in 2008. Declining case volumes in 2009 and the weakened labor market in the U.S. have negatively impacted Broadspire’s operating results.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured marketplace.
Broadspire segment revenues before reimbursements decreased 8.4% and 7.7% to $70.4 million and $218.1 million for the quarter and nine months ended September 30, 2009, respectively, compared to $76.9 million and $236.3 million for the comparable 2008 periods. These 2009 decreases in revenues before reimbursements were primarily the result of 2009 declines in case volumes, as described below.
Reimbursed Expenses included in Total Revenues
Reimbursed expenses included in total revenues for the Broadspire segment were $1.3 million and $1.4 million for the three-month periods ended September 30, 2009 and 2008, respectively. For the nine-month periods ended September 30, 2009 and 2008, these expenses were $3.9 million and $4.0 million, respectively.

Case Volume Analysis
Unit volumes for the Broadspire segment, measured principally by cases received, decreased 10.1% and 13.2% for the three months and the nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Changes in the mix of services provided and in the rates charged for those services increased revenues by 1.7% and 5.5% for the three months and nine months ended September 30, 2009, respectively, compared to the comparable periods in 2008.
Broadspire unit volumes by major service line, as measured by cases received, for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended			Nine months ended
	September 30,	September 30,		September 30,	September 30,
(whole numbers)	2009	2008	Variance	2009	2008	Variance

Workers’ Compensation	37,306	41,432	(10.0%)	108,437	126,550	(14.3%)
Casualty	15,270	17,875	(14.6%)	48,841	57,930	(15.7%)
Other	4,110	3,760	9.3%	11,987	10,567	13.4%

Total Broadspire Cases Received	56,686	63,067	(10.1%)	169,265	195,047	(13.2%)

The 2009 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall decline in employment due to the current economic climate. The 2009 declines in casualty claims were primarily due to reductions in claims from our existing clients, partially offset by net new business gains. The 2009 increases in Other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs.
During the third quarter of 2009, we were notified by a major client of our Broadspire segment that the client does not intend to renew its existing contract with us upon the scheduled expiration of that contract in December 2009. For the three months and nine months ended September 30, 2009, revenues related to this client totaled approximately $5.5 million and $16.1 million, respectively.
Direct Compensation and Fringe Benefits
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of revenues before reimbursements, decreased slightly from 56.6% for the quarter ended September 30, 2008 to 55.8% in the 2009 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements, increased slightly from 56.1% in 2008 to 56.4% in 2009. The dollar amount of these expenses decreased $4.3 million for the third quarter of 2009 and $9.6 million for the nine months ended September 30, 2009, compared to the same periods in 2008. These 2009 dollar amount decreases were due to the reduced number of employees, lower incentive compensation expense, and lower costs related to temporary reductions in planned contributions to defined contribution retirement plans. Average full-time equivalent employees totaled 2,264 in the first nine months of 2009, down from 2,370 in the same 2008 period.
Broadspire segment salaries and wages totaled $33.2 million and $102.0 million for the three months and nine months ended September 30, 2009, respectively, decreasing 8.5% and 6.7%, from $36.3 million and $109.3 million in the comparable 2008 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $6.1 million and $21.1 million for the third quarter and nine months ended September 30, 2009, respectively, decreasing 16.4% and 9.8%, respectively, from 2008 expenses of $7.3 million and $23.4 million for the same comparable periods. These 2009 decreases were primarily the result of the reduction in the number of full-time equivalent employees, lower incentive compensation expenses, and lower costs related to temporary reductions in planned contributions to defined contribution retirement plans.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation, payroll taxes, and fringe benefits increased as a percent of segment revenues before reimbursements to 45.9% and 45.3% for the three months and nine months ended September 30, 2009, respectively, from 42.0% and 41.6% for comparable periods in 2008. Although the dollar amount of these expenses increased only slightly for the quarter and year-to-date periods in 2009, the reduced revenue in 2009 caused these expenses to increase in 2009 as a percent of revenues before reimbursements.
LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported segment operating earnings of $4.1 million and $9.9 million for the three months and nine months ended September 30, 2009, respectively, compared to $2.9 million and $8.5 million in the comparable 2008 periods. The related segment operating margin increased from 15.5% and 14.9% for the three months and nine months ended September 30, 2008 to 19.2% and 15.5%, respectively, in the comparable 2009 periods.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration.
Legal Settlement Administration revenues before reimbursements increased 15.9% to $21.3 million and 10.3% to $62.8 million for the three months and nine months ended September 30, 2009, respectively, compared to $18.4 million and $57.0 million in the comparable 2008 periods. Legal Settlement Administration revenues are project-based, and depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly. The increases in 2009 revenues over the same periods in 2008 were due primarily to the positive impact of major bankruptcy and securities class action administration projects awarded to us during 2009. During the three months and nine months ended September 30, 2009, we were awarded 72 and 212 new assignments, respectively, compared to 50 and 132 during the same periods in 2008. At September 30, 2009 we had a backlog of projects awarded totaling approximately $55.4 million, compared to $43.5 million at September 30, 2008. Of the $55.4 million backlog at September 30, 2009, an estimated $15.9 million is expected to be recognized as revenues over the remainder of 2009.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $11.4 million and $25.6 million for the three months and nine months ended September 30, 2009, respectively, compared to $8.6 million and $24.8 million in the comparable 2008 periods. The increases in 2009 were due primarily to the nature of the work performed for new projects.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, was 44.2% in the third quarter of 2009, compared to 46.1% in the comparable 2008 quarter. For the nine-month period ended September 30, 2009, these expenses as a percent of segment revenues before reimbursements were 43.4%, compared to 46.6% in the same 2008 period. These 2009 percentage decreases were primarily due to higher revenues in 2009. There was an average of 345 full-time equivalent employees in the first nine months of 2009, compared to an average of 337 in the same 2008 period.
Legal Settlement Administration salaries and wages totaled $8.3 million for the quarter ended September 30, 2009, increasing 10.7% from $7.5 million in the comparable 2008 period. For the nine months ended September 30, 2009, Legal Settlement Administration salaries and wages totaled $23.7 million, increasing 2.2% from $23.2 million from the comparable 2008 period. These increases in 2009 were due primarily to servicing the increased revenues. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.1 million and $3.5 million for the quarter and nine months ended September 30, 2009, respectively, compared to $1.0 million and $3.4 million in the comparable 2008 periods. These 2009 increases were due primarily to the associated increases in salaries and wages in 2009.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Legal Settlement Administration expenses other than reimbursements, direct compensation, related payroll taxes, and fringe benefits as a percent of segment revenues before reimbursements decreased from 38.4% in the third quarter of 2008 to 36.6% in the third quarter of 2009. For the nine-month period ended September 30, 2009, these expenses as a percentage of segment revenues before reimbursements increased to 40.8%, from 38.5% in the same 2008 period. These 2009 changes were primarily due to changes in the utilization of outsourced service providers.
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

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowing against the revolving credit portion of our Credit Agreement. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At September 30, 2009, we were in compliance with all of the covenants in our Credit Agreement. The previously discussed noncash impairment charges for goodwill and an intangible asset in 2009 did not impact this covenant compliance. As described below, subsequent to September 30, 2009, we amended our Credit Agreement in order to extend the maturity date of the revolving credit facility and to obtain certain additional operational and financing flexibility.
In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under our Credit Agreement for a portion of our floating-rate debt to a fixed rate of 5.25%. The notional amount was $80.0 million at September 30, 2009. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance by the counterparty, to market risk for changes in interest rates. In 2008, this counterparty was acquired by another entity. We have evaluated the credit worthiness of the acquirer and we do not anticipate that the acquisition will negatively impact the creditworthiness of the counterparty.
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
Rising unemployment levels in the United States, particularly in late 2008 and 2009, have resulted in an industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 14.3% decrease in workers’ compensation claim referrals in the 2009 year-to-date compared to the same period in 2008. This trend may continue or stabilize depending on future employment levels, which we cannot predict. As previously discussed, we recorded noncash goodwill and intangible asset impairment charges totaling $140.9 million in the nine months ended September 30, 2009 related to our Broadspire segment.

Liquidity and Capital Resources
At September 30, 2009, our working capital balance (current assets less current liabilities) was approximately $85.9 million, an increase of $16.3 million from the working capital balance at December 31, 2008. During the three months and nine months ended September 30, 2009, $3.8 million and $11.2 million of cash was used to fund our U.S. and U.K. defined benefit pension plans, respectively, compared to $13.6 million and $19.9 million for the same periods in 2008, respectively. The liabilities on our consolidated balance sheet for the underfunded portions of these pension plans are reported as noncurrent liabilities, thus any cash contributions to these pension plans will reduce current assets with no corresponding reduction in current liabilities. Cash and cash equivalents at September 30, 2009 totaled $55.1 million, decreasing $18.0 million from $73.1 million at the end of 2008.
Cash Provided By Operating Activities
Net cash provided by operating activities was $9.8 million in the nine months ended September 30, 2009 compared to net cash provided by operating activities of $33.4 million in the same period of 2008. This decrease in cash from operations in 2009 was primarily due to lower net income in 2009 before consideration of the noncash goodwill and intangible asset impairment charges and due to higher working capital needs in 2009. Our operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans. During the first nine months of 2009, we made cash contributions of $7.7 million and $3.5 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared to $14.9 million and $5.0 million, respectively, for the same periods in 2008.
Cash Used in Investing Activities
Net cash used in investing activities was $18.2 million in the nine months ended September 30, 2009 compared to $21.5 million in the same period of 2008. Net capital spending decreased $4.1 million in the first nine months of 2009 compared to the same period in 2008.
Cash Used in Financing Activities
Net cash used in financing activities increased by $5.3 million, from $6.1 million in the nine months ended September 30, 2008 to $11.5 million in the same period of 2009. Net reductions in our short-term borrowings used $7.0 million of cash in the nine-month period ended September 30, 2009, compared to net use of $5.9 million in the comparable 2008 period. During the 2009 period, cash of $1.9 million was used to settle withholding and payroll taxes associated with stock-based compensation plans and $944,000 of costs were paid in connection with the amendment to our Credit Agreement in the first quarter of 2009.
During the three-month and nine-month periods ended September 30, 2009 and 2008, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of September 30, 2009, we have the availability to purchase up to 705,863 additional shares under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to, among other things, the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.
Our Credit Agreement provides a committed $100.0 million revolving credit line with a syndicate of lenders to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013, as recently amended. As a component of this revolving credit line, we maintain a $50 million letter of credit subfacility to satisfy certain of our contractual obligations. Including $19.6 million of issued but undrawn letters of credit under the letter of credit facility, the balance of our unused line of credit under our Credit Agreement totaled $69.1 million at September 30, 2009. Short-term borrowings outstanding, including bank overdraft facilities, as of September 30, 2009 totaled $11.3 million, decreasing from $13.4 million at the end of 2008.
As disclosed in Note 15, “Subsequent Events,” to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, on October 27, 2009 we entered into a fifth amendment (“ Fifth Amendment”) to our Credit Agreement. Changes to the Credit Agreement in the Fifth Amendment related to, among other things, the method of computing the interest rates that we pay on our outstanding borrowings under the term and revolver portions of our Credit Agreement, which changes are expected to increase our pre-tax interest expense in future periods.
The following table updates the estimated interest payments previously provided in our “Contractual Obligations” table contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008. For periods after September 30, 2009, amounts in the table below are estimates of future interest payments through the October 30, 2013 maturity date. The estimated amounts of future interest payments are based on outstanding borrowings at September 30, 2009 and interest rates modified by the Fifth Amendment to our Credit Agreement dated October 27, 2009:

	Payments Due by Period
	First three
	quarters of		2010 and	2012 and
	2009	4Q 2009	2011	2013
(in thousands)	(actual)	(estimated)	(estimated)	(estimated)	Total

Interest payments for:
Term loan	$8,426	$3,370	$20,762	$16,825	$49,383
Revolving credit facility	159	134	1,074	984	2,351

Total interest payments due	$8,585	$3,504	$21,836	$17,809	$51,734

The actual amounts of interest that we will ultimately pay for periods after September 30, 2009 will likely differ from the estimated amounts presented in the above table due to unpredictable changes in interest rates, changes in the amounts outstanding under our revolving credit facility, and possibly due to interest rate hedges and any accelerated principal payments that we may voluntarily make.
In connection with the Fifth Amendment, our current interest rate swap agreement is no longer designated as a cash flow hedge of exposure to changes in cash flows due to change in interest rates. Accordingly, future changes in the fair value of this interest rate swap agreement will be recorded as an expense adjustment rather than a component of our accumulated other comprehensive loss.
Long-term borrowings outstanding, including current installments and capital leases, totaled $181.8 million as of September 30, 2009, compared to $183.5 million at December 31, 2008. We have historically used the proceeds from our long-term borrowings to finance business acquisitions.
Under the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, we noted that approximately $10.5 million of our obligations under certain existing operating leases were expected to be funded by sublessors under existing sublease agreements. As a result of a new sublease agreement entered into in October 2009 (see Note 15, “Subsequent Events” to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), we anticipate that an additional $5.6 million of these existing obligations will be funded by this new sublessor.
We believe our current financial resources, together with funds generated from operations and existing and potential borrowing sources, will be sufficient to maintain our current operations for the next 12 months.
Financial Condition
Significant changes in our consolidated balance sheet as of September 30, 2009, compared to our consolidated balance sheet as of December 31, 2008, are as follows:
•	In addition to the noncash goodwill impairment charge of $140.3 million related to Broadspire, goodwill increased $8.2 million in our International Operations segment. Earnout payments recorded in goodwill during the first nine months of 2009 totaled $1.7 million. Currency translation accounted for substantially all of the remaining change.

•	Deferred revenues decreased by $7.3 million, or $7.8 million net of currency exchange. Deferred revenues in our Broadspire segment decreased $12.2 million due to the ongoing completion of open claims assumed in our 2006 acquisition of Broadspire Management Services, Inc., net of additional deferred revenues generated by new claims in the current year. Deferred revenues in our Legal Settlement Administration segment increased $3.5 million due mainly to new projects awarded in 2009.

•	Accrued compensation and related costs decreased $8.6 million, due to annual payments under incentive compensation plans in the first quarter of 2009 and due to decreased expense accruals in 2009 under these incentive compensation plans. The stronger U.S. dollar in 2009 also reduced the translation of these accruals into U.S. dollars for our International Operations segment.
Defined Benefit Pension Plan Funding
In 2006, the Pension Protection Act of 2006 (“PPA”) was signed into U.S. law. The PPA, among others things, established new funding requirements for defined benefit pension plans such as our frozen U.S. defined benefit pension plan, and impacted financial reporting for such plans. The requirements of the PPA became effective for plan years beginning after December 31, 2007. The PPA was subsequently amended by the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) and then by the U.S. Department of the Treasury in October 2009. Our frozen U.S. defined benefit pension plan was underfunded by $151.1 million at December 31, 2008 based on an accumulated benefit obligation of $377.5 million. The table below contains the estimated annual minimum contributions that we will need to make to our frozen U.S. defined benefit pension plan during the eight years after 2009 in order to meet the funding requirements under PPA and WRERA. These estimates were calculated using expected returns on assets ranging from 8.50% to 7.02%, and discount rates of 6.58% for 2010, 6.11% for 2011, and 5.64% for 2012 through 2017.

Estimated Minimum
Funding Requirements
Year Funded	(in thousands)

2010	$23,500
2011	33,000
2012	29,900
2013	29,800
2014	22,500
2015	14,700
2016	6,600
2017	2,100
During the fourth quarter of 2009, we will contribute $2.6 million in cash to our frozen U.S. defined benefit pension plan in order to meet the remaining funding requirements for 2009 under PPA and WRERA.
Off-Balance Sheet Arrangements
At September 30, 2009, we were not party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
Due to declines in then-current and forecasted operating results for our Broadspire reportable segment and reporting unit (“Broadspire”), the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in the prices of our common stock, we recorded a preliminary noncash goodwill impairment charge of $94,000,000 in connection with the preparation of our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2009, as previously disclosed. In connection with the preparation of our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2009, we completed this goodwill impairment analysis for Broadspire and determined, for the reasons described below, that all of Broadspire’s remaining goodwill was impaired, resulting in an additional noncash goodwill impairment charge of $46,345,000. The additional charge resulted from finalizing the fair values assigned to other assets and liabilities in order to determine the implied fair value of goodwill, and from a further reduction in the future forecasted cash flows of Broadspire from the forecasts used to determine the preliminary impairment charge. These goodwill impairment charges are not deductible for income tax purposes. Also, it was determined during the quarter ended September 30, 2009 that the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit was totally impaired. Accordingly, we recorded a pre-tax impairment charge of $600,000, or approximately $382,500 after tax, to recognize the impairment of this trade name intangible asset.
The first step of the goodwill impairment testing and measurement process involved estimating the fair value of the reporting unit using an internally prepared discounted cash flow analysis. The discount rate utilized in estimating the fair value of Broadspire was 14%, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 3%. The results of Step 1 of the process indicated potential impairment of the goodwill balance, as the carrying value of Broadspire exceeded its estimated fair value. As a result, we performed Step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustments were made to the basis of any tangible asset or liability as a result of this process. We also updated our impairment review of other intangible assets, which identified no additional impairments at that time.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2009 is provided in Notes 3, 7, and 8 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Also, as disclosed in Note 1 to the aforementioned financial statements, we adopted the FASB’s Accounting Standards Codification on July 1, 2009.
On August 18, 2009, the SEC issued interpretive guidance FR-80, “Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification” (“FR-80”). With the issuance of FR-80, the SEC formally recognized the FASB’s Codification as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC.
Pending Adoption of Recently Issued Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 4 to the accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of quantitative and qualitative disclosures about market risks affecting our company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
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
PART II — OTHER INFORMATION
Item. 1 Legal Proceedings
For information on certain legal matters, see Note 12, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
See Index to Exhibits on page 55.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date: November 9, 2009	/s/ Jeffrey T. Bowman Jeffrey T. Bowman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ W. Bruce Swain, Jr. W. Bruce Swain, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1	Fifth Amendment to the Credit Agreement, dated October 27, 2009 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2009)

*10.2	Employment Agreement, by and between Crawford & Company and Jeffrey T. Bowman, dated August 7, 2009

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued November 9,, 2009

99.2	Third Quarter 2009 Earnings Conference Call Presentation, presented November 9, 2009

101	XBRL Documents

*	Identifies each executed management contract or compensatory contract to be filed.