Form 10-K
period 2009-12-31
CRAWFORD & CO
filed 2010-03-05
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10356.
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification Number)
1001 Summit Boulevard, Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code
(404) 300-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock — $1.00 Par Value	New York Stock Exchange
Class B Common Stock — $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $109,660,997 as of June 30, 2009, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock that may be deemed beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 1, 2010, was:
Class A Common Stock — $1.00 Par Value — 27,654,905 Shares
Class B Common Stock — $1.00 Par Value — 24,697,172 Shares

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its annual shareholders’ meeting to be held May 4, 2010 are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2009

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company and its subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.	BUSINESS

Headquartered in Atlanta, Georgia, Crawford & Company, founded in 1941, is the world’s largest (based on annual revenues) independent provider of claims management solutions to insurance companies and self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssm offers comprehensive integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, warranty inspection, workers’ compensation claims and medical management, and legal settlement administration, including class action and bankruptcy administration, as well as risk management information services.

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

Revenues and expenses from the Company’s subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Registrant’s December 31, 2009, 2008, and 2007 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2009, 2008, and 2007, respectively, and the results of those subsidiaries’ operations and cash flows for the 12-month periods ended October 31, 2009, 2008, and 2007, respectively.

In the normal course of the Registrant’s business, it sometimes incurs certain out-of-pocket expenses that are reimbursed by its clients. Under U.S. generally accepted accounting principles (“GAAP”), these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in the Registrant’s consolidated statements of income. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of income with no impact to net income, management does not necessarily believe it is informative or beneficial to include these amounts in revenues or expenses, respectively. In addition, unless otherwise indicated, revenue amounts for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and unallocated corporate and shared costs.

The percentages of the Registrant’s total revenues before reimbursements derived from each operating segment is shown in the following schedule:

	Year Ended December 31,
	2009	2008	2007

U.S. Property & Casualty	21.3%	20.7%	19.8%
International Operations	40.4%	42.4%	38.6%
Broadspire	29.8%	29.8%	33.0%
Legal Settlement Administration	8.5%	7.1%	8.6%

	100.0%	100.0%	100.0%

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

Since its inception, quality has been a cornerstone of the Company, and the Registrant’s current quality program is integral to its operations. The Registrant approaches each claim with significant importance, and strives to differentiate itself by focusing on service quality, and quick and fair claims resolution on all claims. To achieve its quality goals, the Registrant has:

•	invested substantial resources in its Crawford Educational Services (“CES”) continuing education program, developing new courses and expanding its team of experienced, highly-qualified instructors. Field employees attend CES training, and continuing education is mandatory for all Company claims professionals;

•	invested significantly, and on an on-going basis, in information technology (“I.T.”) systems that allow tracking of quality down to the case level, in real time. The Registrant’s proprietary claims management system utilized by the U.S. Property & Casualty segment is branded as CMS2; and

•	designed business processes to maximize the return from I.T. investments. These processes allow for information tracking and the resulting data is reported to a unit that monitors results and quickly provides corrective action, if necessary.

U.S. Property & Casualty services are provided through four major service lines; Claims Field Operations, Catastrophe Services. Technical Services and Contractor Connection.

Claims Field Operations

Claims Field Operations is the largest service line of our U.S. Property & Casualty segment. Services provided by Claims Field Operations include property claims management, casualty claims management, vehicle services and strategic warranty services.

Property Claims Management Services — Property claims management services are designed to service all types of losses. Upon assignment, the Registrant assembles a team of claims professionals, consultants, and project management specialists, as needed, to evaluate and, if appropriate settle a claim, and prevent further loss. The Registrant maintains an extensive network of property and general adjusters in order to service assignments efficiently, regardless of location. No matter which service is contracted, the Registrant has designed its strict service standards to deliver quality service on every assignment. Property claims management services include:

•	Appraisal Plus — designed to cost efficiently streamline the handling of small, routine losses, which includes:

•	an appraisal;

•	coverage application;

•	verification of insured values;

•	salvage and subrogation; and

•	recommended adjustment in an easy-to-read report.

•	Full Adjustment — full adjustment services include those items described above as well as a narrative report, statement of loss, proof of loss, and disposition of claim as needed.

Casualty Claims Management Services — The Registrant has designed its casualty claims management services to resolve claims quickly, regardless of the adjusting services required. The Registrant provides a comprehensive menu of services ranging from task assignment to investigation and claims resolution. Casualty claims management services include:

•	Claims Alert — the Registrant’s 24-hour, toll-free claims intake center;

•	continuous adjudication of any claim, from the initial investigation through settlement;

•	prompt, on-scene accident investigation, available 24-hours a day, 7 days a week;

•	expert testimony and deposition support;

•	medical and vocational consulting for litigation support;

•	provider/hospital bill auditing;

•	subrogation and recovery services; and

•	transportation services.

Vehicle Services — Our vehicle services are a comprehensive suite of services which can accommodate appraisal needs ranging from private automobiles to tanker trucks or other specialty equipment. These services include:

•	vehicle damage appraisal;

•	heavy equipment appraisal; and

•	vehicle condition inspection.

Strategic Warranty Services — The Registrant’s Strategic Warranty Services division provides services to manufacturers seeking to outsource all or a portion of their warranty administration and inspection work. On January 1, 2008, the Registrant transferred this division to its U.S. Property & Casualty segment from the Legal Settlement Administration segment. While still performing inspections for a number of building product class action settlements, the division’s product offerings have been expanded to include warranty services for manufacturers of other products, including composite decking, doors, windows, vinyl siding and trim. Inspections include a determination of the extent and compensability of damage incurred primarily related to product liability class action settlements.

Catastrophe Services

A catastrophe, as defined by the insurance industry, is a disaster that causes a certain dollar amount of damage, generally set at $25 million in insured damage. Individual insurance companies may have their own definitions, and may declare a “catastrophe” based on the anticipated loss to their policyholders in the impacted area. Our Catastrophe Services line is an independent adjusting resource for insurance claim management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. Catastrophe Services utilizes a proprietary response mechanism to ensure quick, effective management of each and every event for our clients. In most cases of catastrophe, an insurance company may want to set up special claims processing centers, establish 24-hour emergency hotlines and send additional, specially trained claims adjusters to the catastrophe scene. These “catastrophe teams” generally arrive as soon as possible and stay as long as they are needed. In the aftermath of any catastrophic event, policyholders and claimants expect fast, responsive service. Catastrophe Services is uniquely equipped to handle the increases in volume, complexity and the additional stress and strain on the system of carrier infrastructure.

Technical Services

Our Technical Services line is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to evaluate and assess damages under extreme conditions. Our technical adjusting staff function as strategic loss managers, offering the security and confidence that every aspect of loss management will be planned, organized and executed at required levels of industry, technical and regulatory standards.

Contractor Connection

Crawford Contractor Connectionsm is the largest independently managed contractor network in the industry, with more than 3,000 residential and commercial contractors in the U.S. and Canada. Contractor Connection offers a cost-effective and worry-free solution for the insurance and consumer industries. This innovative service solution for high-frequency, low severity claims optimizes the time and work process needed to resolve property claims while giving the policyholder peace of mind. Contractor Connection supports our broad business process outsourcing strategy by providing outsourced contractor management to national and regional insurance carriers. Contractor Connection is quality focused and performance driven. All network contractors provide a workmanship warranty for their work. The Contractor Connection five point Quality Assurance Program uses performance management tools to track timeline, efficiency and customer satisfaction, to help deliver a consistent high level of customer satisfaction aligned with the insurance carrier focus on policy holder retention.

Insured Risk Categories

The claims administration services offered by the U.S. Property & Casualty segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories, or major types of loss, used by insurance companies. These major risk categories are:

•	Automobile — relates to all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•	Property — relates to losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property, burglary, robbery or theft of personal property, and damage to property under inland marine coverage.

•	Workers’ Compensation — relates to claims arising under state and federal workers’ compensation laws.

•	Public Liability — relates to a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Catastrophe — covers all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions, where the Registrant provides specially trained catastrophe teams to handle claims, as well as to manage recovery efforts.

BROADSPIRE.  Broadspire Services, Inc. (“Broadspire”), a wholly owned subsidiary of the Registrant, is a leading third-party administrator to employers and insurance companies, offering a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Through this segment, the Registrant serves clients in the self-insured or commercially insured market by providing them with a complete range of claims and risk management services. In addition to field investigation and claims evaluation, Broadspire also offers initial loss reporting services, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services. Broadspire’s services are provided through three major service lines: Claims Management Services, Medical Management Services and Risk Management Information Services.

Claims Management Services

Worker’s Compensation and Liability Claim Management — Broadspire offers a comprehensive, integrated approach to workers’ compensation and liability claims management. Its service model applies a standardized, streamlined and strategic process designed to shorten claim duration and reduce overall claim costs, while at the same time helping to ensure that covered employees receive any medical or related care they need to enable a healthy and prompt return to work. By combining web-based advanced software with strategic plans of action, Broadspire can quickly identify and counteract issues that may otherwise delay claim closure. Claims management includes:

•	coordination of national account claim handling activities to help promote consistent performance;

•	fair, prompt and courteous service through adherence to published service standards;

•	preparation of detailed plans to control the disposition of claims;

•	maximization of claim recoveries from subrogation, salvage and second-injury funds; and

•	consultation with clients at defined points in the decision-making process.

In August 2009, Broadspire completed the first phase of the implementation of RiskTech, a proprietary claims-management system embedded with client instructions, jurisdictional rules and regulations, and Broadspire’s service standards. RiskTech is a rules-based system designed specifically to control claims quality and consistency. Additional phases of RiskTech are planned for implementation in 2010 and 2011. Broadspire also provides e-Triage®, a proprietary web-based application that addresses core problems such as inconsistency in claim practices and failure to identify complex files early in the life of a claim. By using a multi-tiered interview process backed by a database of research, e-Triage functions as a decision support system that helps claims and medical professionals identify potential complications and recommends actions for management of each individual claim.

Medical Management Services

Medical Field Case Management — Broadspire’s case managers proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in the most cost-effective method. Medical management offerings include:

•	field nurses and vocational experts, as well as telephonic nurses;

•	a professional team with extensive experience and credentials;

•	proprietary cost containment programs aimed at controlling medical costs;

•	access to current information about treatment, healthcare and rehabilitative techniques;

•	proactive management that focuses on abilities and results;

•	system integration with claims adjusters;

•	on-site physician advisors and on-line medical resources; and

•	AAHCC/URAC accreditation.

Disability — Through its partnerships with leading providers of disability administration, absence management and integrated benefits delivery, Broadspire offers leave of absence, FMLA/state leaves, short-term disability and long-term disability administration programs.

Risk and Safety Consulting — Through its relationship with a large, comprehensive loss control firm, Broadspire also offers risk and safety services.

Risk Management Information Services

The Registrant’s wholly owned subsidiary Risk Sciences Group, Inc. (“RSG”), which reports through the Broadspire segment, is a leading risk management information systems (“RMIS”) software and services company with a history of providing customized risk management solutions to Fortune 1000 companies. RSG’s software is designed for corporate risk managers to consolidate disparate property and casualty claims data to allow them to more accurately analyze and manage their losses and their risk to exposures. RSG’s flagship product, Sigma Encore, is a suite of software applications launched through the RSG portal and is web accessible by users worldwide. Application components include claims administration, exposures, first notice of loss, policy and property management. Data consolidation and validation services are core to every solution. RSG consolidates data from multiple sources into a single repository and applies proprietary data validation routines. RSG markets these products and services nationally through its sales force directly to corporations and indirectly through its broker channel partners.

Insured Risk Categories

The claims administration services offered by the Broadspire segment are provided to clients pursuant to similar underlying insured risk categories as our U.S. Property & Casualty segment. Major risk categories for the Broadspire segment are:

•	Automobile — relates to all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•	Workers’ Compensation — relates to claims arising under state and federal workers’ compensation laws.

•	Public Liability — relates to a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

INTERNATIONAL OPERATIONS.  Substantially all of the Registrant’s international revenues are derived from the insurance company market in which it provides field investigation and evaluation of property and casualty insurance claims. The major elements of international claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by the U.S. Property & Casualty segment. These services are generally classified by the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories and primary related services offered by the Registrant are described below:

•	Property and Casualty — services include loss adjusting services for property (volume and major incident as described above), general liability, employer’s liability, professional indemnity for directors and officers, and product liability services.

•	Household and Commercial — services include claims handling services including management of suppliers.

•	Oil, Energy & Engineering — services include loss adjusting services for oil, gas, petrochemicals and other energy risks, utilities and mining industries risks, and marine and off-shore risks.

•	Environmental Pollution — services include cost-containment and claims management services with respect to environmental related losses.

•	Construction — services include loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, the Registrant evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

•	Catastrophe — organizing major loss teams to provide claims management and cost containment services.

•	Class Action — services include handling all administrative functions related to product liability, securities, bankruptcy and other legal settlements, including notice to and qualifying of class members, determining and dispersing payments, and administering settlement funds.

•	Marine — services include loss adjusting services for freight carriers’ liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

•	Specie and Fine Art — services include loss adjusting services under fine art dealers’, jewelers’ and furriers’ block policies.

•	Banking, Financial and Political Risks — services include loss adjusting functions under bankers’ blanket bond, political risk, and financial contingency policies.

•	Livestock — services include loss adjusting services on bloodstock, and liability/equestrian activity.

•	Reinsurance — services include external audits, portfolio analyses, and management and marketing research, as well as claims adjustment services.

•	Medical and Vocational Case Management — services include specialized return to work and expert testimony services in the employer liability and auto liability markets.

For a discussion of certain risks attendant to foreign operations, See “Item 1A — Risk Factors — A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, and which could negatively affect those operations or our business as a whole.”

LEGAL SETTLEMENT ADMINISTRATION.  The Registrant provides legal settlement administration services related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Registrant as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly owned subsidiary of the Registrant. As of December 31, 2009, GCG had more than 350 employees, including attorneys on staff, in 11 offices throughout the U.S. This diversity of employee base is designed to allow GCG to target or broaden its efforts, as needed, to suit any applicable situation. An executive team, including attorneys with class action, bankruptcy and mass tort litigation experience, guides each project initiative. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG reinforces its reputation with field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers:

•	litigation support services that deliver results;

•	flexible technologies and analytical tools;

•	customized plans which are cost-effectively executed;

•	expert assessment on all administration options;

•	strategic guidance with accountable measures; and

•	global resources.

Information Technologies — The cornerstone of GCG’s success lies in its case-customizable proprietary software. Engineered and maintained by GCG’s dedicated I.T. team, GCG’s information management and claims settlement processing technologies are designed to sustain the highest level of data integrity in legal administration and claim management. GCG deploys quality assurance tools and techniques to check and balance its output, and its claims processing systems allow for immediate access to case details at any level.

Additional financial information regarding each of the Registrant’s segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 10, “Segment and Geographic Information,” to the consolidated financial statements included elsewhere herein.

MATERIAL CUSTOMERS

For the year ended December 31, 2009, the Registrant did not have consolidated sales to any single customer that exceeded ten percent of total revenue before reimbursement. However, the Registrant’s International Operations segment did derive in excess of ten, but less than fifteen, percent of its revenue from a single customer. The loss of this customer could have a material adverse effect on the results of the International Operations segment. During 2009, we were notified by a major client of our Broadspire segment that the client did not intend to renew its then existing contract with us upon the scheduled expiration of that contract in December 2009. For the year ended December 31, 2009, revenue related to that client totaled approximately 7.3% of total segment revenues.

INTELLECTUAL PROPERTY AND TRADEMARKS

While the Registrant’s intellectual property portfolio is an important asset which it expands and protects globally through a combination of trademarks, copyrights and trade secrets, the Registrant does not believe its business as a whole, or any particular segment, is materially dependent upon any one particular trademark, copyright or trade secret. The Registrant owns a number of active trademark applications and registrations, which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Registrant cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States.

SERVICE DELIVERY

The Registrant’s claims management services are offered primarily through its more than 350 locations throughout the U.S. and approximately 350 locations in 62 other countries throughout the rest of the world.

COMPETITION

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varying scope of services. Within these service markets, the Registrant competes primarily based on quality and scope of service offerings, price and geographic location. Competitors include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also often provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than the Registrant in terms of annual revenues and total assets, and may, at any time, be able to significantly expand their resource allocation in order to more effectively compete with the Company; however, based on experience in the market, the Registrant believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal the Registrant’s.

In addition to large insurance companies and insurance brokerage firms, the Registrant competes with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Registrant’s or may, in certain markets, have local knowledge which provides them a competitive advantage, but the Registrant does not believe that they offer the broad spectrum of claims management services in the range of locations the Registrant provides and, although such firms may secure business which has a local or regional source, the Registrant believes its quality product offerings, broader scope of services, and large number of geographically dispersed offices provide the Registrant with an overall competitive advantage in securing business from both U.S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Registrant.

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

EMPLOYEES

At December 31, 2009, the total number of full-time equivalent employees was 8,852. The Registrant generally considers its relations with its employees to be good. In addition, the Registrant has available a significant number of on-call employees, as and when the demand for services requires, primarily as a result of catastrophic events. The Registrant, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Registrant’s education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to technical training through Crawford Educational Services, the Registrant also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

BACKLOG

At December 31, 2009 and 2008, our Legal Settlement Administration segment had a backlog of projects awarded totaling $55.0 and $41.9 million, respectively. Additional information regarding this backlog is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.”

AVAILABLE INFORMATION

The Registrant’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission on our website, www.crawfordandcompany.com via a link to a third party website with SEC filings. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Copies of the Company’s annual report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC from time to time when evaluating our business and prospects. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our financial condition or results of operations.

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

We have experienced declines in the volume of cases referred to us for many of our service lines associated with the property and casualty and self-insurance insurance industry. Because we depend on case volume for revenue streams, future reductions may adversely impact our results of operation and financial condition. We are unable to predict the future of this trend for a number of reasons, including the following:

•	changes in the degree to which property and casualty insurance carriers outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

•	the occurrence and length of a “hard” insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates in the U.S. could impact the number of total claims;

•	the growth of alternative risk programs and changes in the level of use of independent third party administrators such as us, as opposed to in-house programs or administrators affiliated with brokers or insurance carriers;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of claims for us, are generally not subject to accurate forecasting;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients for any reason.

If our case volume referrals further decline for any of the foregoing, or any other reason, our revenues would decline, which could materially adversely affect our financial condition and results of operations.

Our U.S. and United Kingdom (“U.K.”) defined benefit pension plans are significantly underfunded. Future funding requirements, including those imposed by recent and potential regulatory changes, could restrict cash available for our operating, financing and investing requirements.

At the end of the most recent measurement periods for our defined benefit pension plans, our projected benefit obligations were underfunded by $216.3 million. The Pension Protection Act of 2006 (the “Act”) (as amended by the Worker, Retiree and Employer Recovery Act of 2008) will require us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next eight years in order for us to meet the “Funding Target Liability” as defined in the Act. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Continued volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension funds, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely effect our financial condition.

While we intend to comply with our funding requirements through the use of cash from operations, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through borrowings under our Credit Agreement, if available, or proceeds from any debt or equity offerings. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

Continued effects from the recent global financial crisis, including economic uncertainty, could further negatively affect our business, results of operations, and financial condition.

The recent global financial crisis has affected, among other things, the banking system, financial markets, general economic development, employment levels and, to a lesser extent, some of our insurance company clients. The effects of this crisis have significantly impacted our business, including resulting in reduced claims volumes and revenues. There could be a number of other follow-on effects from the financial crisis on our business, including: insolvency of key clients; the inability of our clients to obtain credit to pay us for the services that we render; counterparty failures negatively impacting our and our clients’ treasury operations; increased expense or inability to obtain financing for our operations; and requirements for us to further materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. We cannot predict the further extent to which any of the foregoing may impact our business, results of operations or financial condition, although it may be material.

We have debt covenants in our Credit Agreement that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a Credit Agreement, along with Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Issuing Bank and Administrative Agent for the Lenders (the “Credit Agreement”). The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. Additionally, the Credit Agreement contains covenants requiring us to remain in compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. The covenants become more restrictive in the future and, if we do not maintain compliance with the covenant requirements, we will be in default under the Credit Agreement. In such an event, the lenders under the Credit Agreement would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Agreement or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with the increasingly restrictive nature thereof. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

We are subject to potential challenges relating to overtime pay and other regulations that could affect our relationship with our employees, and which could adversely affect our business, financial conditions and results of operations.

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

The Broadspire segment currently operates on multiple claims platforms. We have begun to consolidate the multiple claims platforms into RiskTech, our proprietary claims platform. While we expect to benefit from certain cost savings and other synergies from migrating to this proprietary platform, no assurances can be provided we will achieve any such benefits.

Our Broadspire segment currently utilizes multiple claims adjudication platforms for collection of client data. Broadspire began the process of consolidating these platforms into the RiskTech platform in November 2008. The achievement of operational efficiencies, including reduced costs of maintaining multiple claims platforms, depends upon the successful integration of all claims platforms into RiskTech. The first phase of the consolidation was completed in August 2009. Consolidation of the claims platforms is anticipated to continue through 2011; however, the Registrant cannot guarantee that it will complete the scheduled integration on time, or that, once completed, the integrated platform will provide the expected benefits. Failure to achieve targeted integration goals or the scheduled timeline may adversely affect our results of operations.

We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle and therefore may be subject to underwriting cycle market risk.

The insurance industry has in the past, and may in the future go through a hard market cycle. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, excluded coverages, reservation of rights letters and unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, when insurance premium and deductible levels are generally in decline, industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours.

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

We may not be able to develop or acquire necessary I.T. resources to support and grow our business. Our failure to do this could materially adversely affect our business, results of operations and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These I.T. resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these I.T. resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop or acquire replacement resources or to identify and acquire new technology resources necessary to support and grow our business. Any failure to do so, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations and financial condition.

A significant portion of our businesses are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, and which could negatively affect those operations or our business as a whole.

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

Foreign operations also subject us to numerous additional laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act. The FCPA prohibits giving anything of value intended to influence government officials. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varying scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than us in terms of annual revenues and total assets, and may be more able to devote significant resources to advertising, marketing and price competition. In addition, we also compete with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are generally lower than ours, or may, in certain markets, have local knowledge that provides them with a competitive advantage. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with us. In addition, we have recently encountered increased pricing pressures from both our clients and competitors, and we expect this trend to continue. In the event we are not able to successfully compete in the markets in which we operate, we could experience an adverse effect on our results of operations, cash flows or financial position.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients’ needs for adjusters.

Our catastrophe revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can place strains on the capacity of our catastrophe adjusters. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a negative impact on our results of operations.

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

We rely on a combination of procedures and patent, trademark and trade secret laws to protect our proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of our processes, products or materials, or otherwise obtain and use our proprietary information without authorization. Third parties may also develop similar or superior technology independently, including by designing around any of our proprietary technology. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of our products or proprietary information could materially adversely affect us.

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

For the year ended December 31, 2009, our International Operations segment derived in excess of ten, but less than fifteen, percent of its revenue from a single customer. The services provided to this customer vary on a country-by-country basis, and are covered by the terms of various contractual arrangements. Should this customer elect to cease its business relationship with us entirely, such event could have a material adverse effect on the results of the International Operations segment.

The risks described above are not the only ones facing the Company, but are the ones currently deemed the most material by us based on available information. New risks may emerge from time to time, and it is not possible for management to predict all such risks, nor can we assess the impact of known risks on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions held, and ages of each of the executive officers of the Registrant:

Name	Office	Age

J. T. Bowman	President and Chief Executive Officer	56
W. B. Swain	Executive Vice President — Chief Financial Officer	46
A. W. Nelson	Executive Vice President — General Counsel, Corporate Secretary and Chief Administrative Officer	45
K. B. Frawley	Executive Vice President; Chief Executive Officer — Americas	58
D. A. Isaac	Executive Vice President; Chief Executive Officer, The Garden City Group, Inc.	45
K. F. Martino	Executive Vice President; Chief Executive Officer & President, Broadspire Services, Inc.	51
I. V. Muress	Executive Vice President; Chief Executive Officer — EMEA/A-P	52
G. T. Gibson	Executive Vice President — Global Strategy, Projects and Development	57
M. F. Reeves	Executive Vice President — Global Markets	57
P. G. Porter	Senior Vice President	59
B. S. Flynn	Senior Vice President	50
P. R. Austin	Senior Vice President	50
R. J. Cormican	Senior Vice President	62

Mr. Bowman was appointed to his present position with the Registrant on January 1, 2008. From January 1, 2006 to December 31, 2007 he was Executive Vice President and Chief Operating Officer — Global Property and Casualty of the Registrant, and was in charge of the Registrant’s U.S. Property & Casualty and International Operations segments. From April 1, 2001 to December 31, 2005 he was President of Crawford & Company International, Inc. managing the Registrant’s international operations.

Mr. Swain was appointed to his present position with the Registrant on October 6, 2006 and from May 2, 2006 acted as interim Chief Financial Officer. Prior to that and from January 1, 2000 he was Senior Vice President and Controller of the Registrant.

Mr. Nelson was appointed to his present position with the Registrant on January 7, 2008. From October 17, 2005 through January 6, 2008 he was Executive Vice President — General Counsel and Corporate Secretary of the Registrant. Prior to that and from October 1997 he served in various positions with BellSouth Corporation, a telecommunications company, most recently as Chief Compliance Counsel. In that capacity he was in charge of all legal compliance issues facing BellSouth domestically and internationally.

Mr. Frawley was appointed to his present position as CEO — Americas in charge of the Registrant’s U.S. Property & Casualty segment and certain international operations in all the Americas effective January 7, 2008. Prior to that and from February 23, 2005 when he joined the Registrant, he was responsible for the Legal Settlement Administration segment of the Registrant’s business. Prior to joining the Registrant and since 1996 he was Chief Compliance Officer — Insurance Division for Prudential Financial, Inc. which, through its subsidiaries, provides various financial products and services.

Mr. Isaac was appointed to his current position with GCG, a wholly owned subsidiary of the Registrant in October 2006. Prior to that and from February 2000 he was President of GCG.

Mr. Martino was appointed to his present position as CEO & President, Broadspire Services, Inc. effective December 29, 2008. Prior to that and from November 27, 2007, when he joined the Registrant, he was President of Broadspire Services, Inc., responsible for operations. Prior to joining the Registrant and since February 1999, he was employed by Specialty Risk Services, a claims administration and risk management services provider, where he served as Senior Vice President, chief financial officer and Senior Vice President — account management.

Mr. Muress was appointed to his present position as CEO — EMEA/Asia-Pacific, in charge of the Registrant’s European, Middle Eastern, African and Asia-Pacific operations effective January 7, 2008. Prior to that and from January 2006 he was CEO-EMEA and from August 2002, when he joined the Registrant’s U.K. subsidiary, until January 2006 he was CEO — UK & Ireland, in charge of the Registrant’s operations in the United Kingdom and Ireland.

Mr. Gibson was appointed to his present position in charge of Global Strategy, Projects and Development effective January 7, 2008. Prior to that and from January 2006 he was Chief Executive Officer — The Americas, in charge of the international operations for the Registrant in the Americas outside of the United States. From January 2000 to January 2006 he was Chief Executive Officer — Canada in charge of the Registrant’s Canadian operations.

Mr. Reeves was appointed to his present position in charge of Global Markets effective January 7, 2008. Prior to that and from November 1, 2004 he was Senior Vice President — Corporate Multinational Risks, responsible for the strategy, sales and account management of the Registrant’s relationship with the Fortune 1000 market. From November 1, 2002 to November 1, 2004 he was Senior Vice President — Technical Services (UK) responsible for the Registrant’s Technical Services business unit in the United Kingdom.

Mr. Porter was appointed to his current position January 19, 2005 and was interim Senior Vice President — Claims Management from December 15, 2004. Prior to that and from May 1, 2001 he was Senior Vice President in charge of business development for Claims Management Services.

Mr. Flynn was appointed to his present position in charge of the Registrant’s global information technology operation effective December 10, 2007. Prior to joining the Registrant and since May 2001 he was Senior Vice President-Technology of BCD Travel USA, LLC, a travel management company.

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

Officers of the Registrant are appointed by the Board of Directors.

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

As of December 31, 2009, the Registrant owned a building in Tucker, Georgia where part of its information technology facility is located. It also owned an office in Kitchener, Ontario and an additional office location in Stockport, England, both of which are utilized by the Registrant’s International Operations segment. As of December 31, 2009, the Registrant leased approximately 526 other office locations under various leases with varying terms. The remainder of its office locations are occupied under various short-term rental arrangements. The Registrant generally believes that its office locations are sufficient for its operations and that, in the event it was required to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Registrant would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Registrant is named as a defendant in suits by insureds or claimants contesting decisions by the Registrant or its clients with respect to the settlement of claims. Additionally, clients of the Registrant have, in the past, brought actions for indemnification on the basis of alleged negligence on the part of the Registrant, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Registrant; however, the Registrant is responsible for the deductibles and self-insured retentions under its various insurance coverages. In the opinion of the Registrant, adequate reserves have been provided for such risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock and Class B common stock are traded on the New York Stock Exchange (NYSE) under the symbol “CRDA” and “CRDB,” respectively. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Company’s Class A common stock and Class B common stock, as reported on the New York Stock Exchange:

2009	First	Second	Third	Fourth

Class A — High	$10.17	$4.74	$4.02	$4.60
Class A — Low	$3.39	$3.15	$3.08	$2.48
Class B — High	$15.75	$7.46	$5.16	$6.00
Class B — Low	$5.85	$3.95	$4.15	$3.50

2008	First	Second	Third	Fourth

Class A — High	$4.64	$7.00	$12.80	$10.14
Class A — Low	$3.40	$3.91	$5.87	$3.94
Class B — High	$6.00	$8.65	$18.38	$16.59
Class B — Low	$3.65	$4.60	$7.58	$8.29

We have not paid or declared cash dividends to our shareholders since 2006. The declaration of dividends is subject to the discretion of our Board of Directors in light of all relevant factors, including any funding requirements for our defined benefit pension plans, required or other considered repayments of outstanding borrowings under our Credit Agreement, future levels of cash generated by our operating activities, general business conditions, and restrictions related to the covenants contained in our Credit Agreement. The covenants in our Credit Agreement currently limit dividend payments. See Note 4, “Short-Term and Long-Term Debt,” to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

During 2009 and 2008, we did not repurchase any shares of our Class A or Class B Common Stock under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of December 31,

2009, we have the availability to purchase up to 705,863 additional shares under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to, among other things, the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.

The approximate number of record holders of the Company’s stock as of December 31, 2009: Class A — 2,745 and Class B — 589.

There were no purchases of common stock of the Company made during the three months ended December 31, 2009, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

For the Years Ended December 31,	2009	2008	2007	2006(2)	2005
	(In thousands, except per share amounts)

Revenues before Reimbursements	$969,868	$1,048,582	$975,143	$819,522	$771,983
Reimbursements	78,334	87,334	76,135	80,858	82,784

Total Revenues	1,048,202	1,135,916	1,051,278	900,380	854,767

Total Cost of Services	792,325	854,427	809,375	719,313	690,773

U.S. Property & Casualty Operating Earnings(1)	18,892	22,614	7,621	18,176	21,710
International Operating Earnings(1)	33,307	38,893	24,660	14,451	11,854
Broadspire Operating (Loss) Earnings(1)	(1,602)	3,526	3,141	(21,603)	(17,521)
Legal Settlement Administration Operating Earnings(1)	13,130	10,814	10,727	21,055	12,979
Unallocated Corporate and Shared Costs	(10,714)	(6,728)	(8,919)	116	(3,937)
Net Corporate Interest Expense	(14,166)	(17,622)	(17,326)	(5,753)	(5,145)
Stock Option Expense	(914)	(861)	(1,191)	(1,220)	—
Amortization of Customer-Relationship Intangible Assets	(5,994)	(6,025)	(6,025)	(1,124)	—
Other (Expenses) Gains	(4,059)	(788)	8,824	(27)	—
Goodwill and Intangible Asset Impairment Charges	(140,945)	—	—	—	—
Income Taxes	(2,618)	(11,564)	(5,396)	(9,060)	(7,059)

Net (Loss) Income attributable to Crawford & Company	(115,683)	32,259	16,116	15,011	12,881

Earnings (Loss) Per Share:
Basic	(2.23)	0.63	0.32	0.30	0.26
Diluted	(2.23)	0.62	0.32	0.30	0.26
Current Assets	325,715	348,357	382,752	382,143	339,218
Total Assets	742,905	895,248	902,782	892,988	574,071
Current Liabilities	258,998	288,996	309,484	282,833	209,020
Long-Term Debt, Less Current Installments	173,061	181,206	183,449	199,044	45,810
Total Debt	181,282	196,856	215,313	229,460	81,139
Shareholders’ Investment Attributable to Crawford & Company Shareholders	56,682	175,551	254,215	211,151	179,031
Total Capital	237,964	372,407	469,528	440,611	260,170
Current Ratio	1.3:1	1.2:1	1.2:1	1.4:1	1.6:1
Total Debt-to-Total Capital	76.2%	52.9%	45.9%	52.1%	31.2%
Return on Average Shareholders’ Investment	(99.6)%	15.0%	6.9%	7.7%	6.9%
Cash Provided by Operating Activities	51,664	71,585	23,428	52,717	40,761
Cash Used in Investing Activities	(31,169)	(28,036)	(19,087)	(174,606)	(12,614)
Cash (Used In) Provided By Financing Activities	(26,555)	(12,830)	(17,333)	135,786	(19,450)
Shareholders’ Equity Per Share	1.09	3.43	5.02	4.19	3.65
Cash Dividends Per Share:
Class A and Class B Common Stock	—	—	—	0.18	0.24
Weighted-Average Shares and Share-Equivalents:
Basic	51,830	50,958	50,532	49,483	48,930
Diluted	51,830	52,342	50,659	49,636	49,347

(1)	This is a segment financial measure representing earnings (loss) before net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, other gains and expense, and income taxes.

(2)	On October 31, 2006, the Company acquired Broadspire Management Services, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this report. As described in Note 1, “Major Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, the financial statements of our subsidiaries comprising our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssmoffers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, warranty inspections, legal settlement administration, including class action and bankruptcy administration and risk management information services. Shares of the Company’s two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively.

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing operating performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market, including the product warranties and inspections marketplace. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire serves the self-insurance marketplace primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets primarily in the U.S.

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

We also perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are generally referred to by us as class action services.

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

We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on claims in the period the claim is assigned to us, although sometimes a portion or substantially all of the revenue will be earned in subsequent periods. Industry-wide claims volume in general will vary depending upon the insurance underwriting cycle.

In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during a soft market, insurance companies usually concentrate on growing their premium base by increasing the number of policies in-force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claim volumes may not increase.

A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. During 2009, the insurance industry underwriting cycle could be characterized as a “soft” market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current “soft” market may have on us in the future.

We are also impacted by decisions insurance companies and other clients may make to change the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters or contracted to other third party administrators, whether or not associated with insurance companies. Our ability to grow our market share in a highly fragmented and competitive market is primarily dependent on the delivery of superior quality service and effective sales efforts.

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

Results of Operations

Executive Summary

Net loss attributable to Crawford & Company was ($115.7) million in 2009, compared to net income of $32.3 million in 2008 and $16.1 million in 2007. The net loss in 2009 included non-cash goodwill and intangible asset impairment charges of $140.9 million, of which $140.3 million is not deductible for income tax purposes. Also included in our 2009 results was a loss on the partial sublease of a Broadspire facility in Plantation, Florida and other restructuring costs totaling $4.1 million, or approximately $2.6 million after income tax. The 2009 net loss was reduced by certain foreign tax benefits totaling $5.7 million as a result of an internal restructuring of certain of the Company’s international operations. Net corporate interest expense declined $3.5 million in 2009 compared to 2008 due to lower interest rates and reduced short-term borrowings. Operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) and the related operating margin increased for Legal Settlement Administration in 2009 compared to 2008, but both measures declined for our other three operating segments.

For 2008, net income attributable to Crawford & Company was impacted by a non-taxable gain of $2.5 million related to the sale of a lower-tier subsidiary in the Netherlands (the “Netherlands subsidiary”). Our net income in 2008 also included a charge of $3.3 million, or approximately $2.4 million after income tax, from certain internal restructuring activities in our U.S. Property & Casualty and International Operations segments.

Net income attributable to Crawford & Company in 2007 included a gain of $4.8 million, or approximately $3.1 million net of related income taxes, from the 2006 sale of our former corporate headquarters. This gain was initially deferred pending the expiration of a leaseback arrangement related to that facility, which expired during the second quarter of 2007. Our net income for 2007 also included a gain of $4.0 million, or approximately $2.5 million net of related income taxes, from the sale of our former U.S. subrogation services business in February 2007, and the recognition of a previously unrecognized tax benefit of $2.0 million.

Compared to 2008, our consolidated revenues before reimbursements (“revenues”) were lower in 2009 due to several key factors. International Operations segment revenues in 2009 were negatively impacted by $62.5 million in exchange rate fluctuations due to a stronger U.S. dollar during most of 2009. U.S. Property & Casualty segment revenues were lower in 2009 due primarily to an overall industry-wide softness in property and casualty claims. Broadspire segment revenues decreased in 2009 primarily due to the reduced number of workers’ compensation claims resulting primarily from lower U.S. employment levels. However, Legal Settlement Administration segment revenues increased in 2009 reflecting the positive impact of several major bankruptcy and securities class action administration projects awarded to this operating segment during 2008 and 2009.

Operating Earnings (Loss) of our Operating Segments

We believe that a discussion and analysis of the operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 12, “Segment and Geographic Information, to the accompanying audited consolidated financial statements under Item 8 in this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker (“CODM”) to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from operating earnings.

Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from company-level capital structure decisions made by management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

Certain other gains and expenses may arise from events (such as gains on sales of businesses and real estate, expenses related to restructurings, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains and expenses follows the discussion and analysis of the results of operations of our four operating segments.

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in our consolidated results of operations. In some of the segment discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or loss. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.

Segment Expenses

Our discussion and analysis of segment operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable operating expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs. These costs are more fixed in nature as compared to direct compensation and fringe benefits.

Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior periods are adjusted to reflect the current allocation process.

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to pretax (loss) income attributable to Crawford & Company and net (loss) income attributable to Crawford & Company, were as follows:

				% Change
				From Prior Year
Year Ended December 31,	2009	2008	2007	2009	2008
	(In thousands)

Revenues Before Reimbursements:
U.S. Property & Casualty	$206,598	$216,753	$192,966	(4.7%)	12.3%
International Operations	392,601	445,056	376,639	(11.8%)	18.2%
Broadspire	288,650	311,841	321,331	(7.4%)	(3.0)%
Legal Settlement Administration	82,019	74,932	84,207	9.5%	(11.0)%

Total, before reimbursements	969,868	1,048,582	975,143	(7.5%)	7.5%
Reimbursements	78,334	87,334	76,135	(10.3%)	14.7%

Total Revenues	$1,048,202	$1,135,916	$1,051,278	(7.7%)	8.1%
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$125,939	$133,933	$126,146	(6.0%)	6.2%
% of related revenues before reimbursements	61.0%	61.8%	65.4%
International Operations	270,637	303,197	260,041	(10.7%)	16.6%
% of related revenues before reimbursements	68.9%	68.1%	69.1%
Broadspire	161,786	175,412	183,481	(7.8%)	(4.4)%
% of related revenues before reimbursements	56.0%	56.3%	57.1%
Legal Settlement Administration	35,859	35,359	39,500	1.4%	(10.5)%
% of related revenues before reimbursements	43.7%	47.2%	46.9%

Total	$594,221	$647,901	$609,168	(8.3%)	6.4%
% of Revenues before reimbursements	61.3%	61.8%	62.5%
Expenses Other than Direct Compensation & Fringe
Benefits:
U.S. Property & Casualty	$61,767	$60,206	$59,199	2.6%	1.7%
% of related revenues before reimbursements	29.9%	27.8%	30.7%
International Operations	88,657	102,966	91,938	(13.9%)	12.0%
% of related revenues before reimbursements	22.6%	23.2%	24.4%
Broadspire	128,466	132,903	134,709	(3.3%)	(1.3)%
% of related revenues before reimbursements	44.6%	42.6%	41.9%
Legal Settlement Administration	33,030	28,759	33,980	14.9%	(15.4)%
% of related revenues before reimbursements	40.3%	38.4%	40.4%

Total, before reimbursements	311,920	324,834	319,826	(4.0%)	1.6%
% of Revenues before reimbursements	32.2%	31.0%	32.8%
Reimbursements	78,334	87,334	76,135	(10.3%)	14.7%

Total	$390,254	$412,168	$395,961	(5.3%)	4.1%
% of Revenues	37.2%	36.3%	37.7%
Segment Operating Earnings (Loss):
U.S. Property & Casualty	$18,892	$22,614	$7,621	(16.5%)	196.7%
% of related revenues before reimbursements	9.1%	10.4%	3.9%
International Operations	33,307	38,893	24,660	(14.4%)	57.7%
% of related revenues before reimbursements	8.5%	8.7%	6.5%
Broadspire	(1,602)	3,526	3,141	(145.4%)	12.3%
% of related revenues before reimbursements	(0.6%)	1.1%	1.0%
Legal Settlement Administration	13,130	10,814	10,727	21.4%	0.8%
% of related revenues before reimbursements	16.0%	14.4%	12.7%
Add/(deduct):
Unallocated corporate and shared costs	(10,714)	(6,728)	(8,919)	59.2%	(24.6)%
Goodwill and intangible asset impairment charges	(140,945)	—	—	nm	—
Net corporate interest expense	(14,166)	(17,622)	(17,326)	(19.6%)	1.7%
Stock option expense	(914)	(861)	(1,191)	6.2%	(27.7)%
Amortization of customer-relationship intangibles	(5,994)	(6,025)	(6,025)	(0.5%)	—
Other gains and expenses, net	(4,059)	(788)	8,824	415.1%	(108.9)%

(Loss) Income Before Income Taxes Attributable to Crawford & Company	(113,065)	43,823	21,512	(358.0%)	103.7%
Income taxes	(2,618)	(11,564)	(5,396)	(77.4%)	114.3%

Net (Loss) Income Attributable to Crawford & Company	($115,683)	$32,259	$16,116	(458.6%)	100.2%

nm = not meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

U.S. PROPERTY & CASUALTY SEGMENT

Operating Earnings

Operating earnings for our U.S. Property & Casualty segment decreased from $22.6 million in 2008 to $18.9 million in 2009, representing an operating margin of 9.1% in 2009 compared to 10.4% in 2008. The decrease in 2009 was primarily due to a decrease in revenues as discussed below.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace. U.S. Property & Casualty revenues before reimbursements by major service line were as follows:

	2009	2008	Variance
	(In thousands)

Claims Field Operations	$138,797	$153,577	(9.6)%
Catastrophe Services	22,107	22,924	(3.6)%
Technical Services	29,365	28,453	3.2%
Contractor Connection	16,329	11,799	38.4%

Total U.S. Property & Casualty Revenues before Reimbursements	$206,598	$216,753	(4.7)%

U.S. Property & Casualty revenues before reimbursements decreased 4.7% to $206.6 million in 2009 compared to $216.8 million in 2008. This 2009 decrease was due primarily to a decrease in claims field operations driven by reduced property, vehicle and warranty services claims, partially offset by increases in revenues in our technical services unit, which primarily handles major commercial losses, and in our direct repair network, Contractor Connection.

U.S. Property & Casualty’s 4.7% revenue decline from 2008 to 2009 was due to a 2.3% decrease from changes in the mix of services provided and in the rates charged for those services, and a 2.4% decrease in segment unit volume, measured principally by cases received.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty operations were $10.0 million in 2009, decreasing from $11.2 million in 2008. The decrease in 2009 was due primarily to a decline in claims field operations cases received.

Case Volume Analysis

U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for 2009 and 2008 were as follows:

	2009	2008	Variance

Property	116,642	121,332	(3.9)%
Casualty	65,570	67,157	(2.4)%
Vehicle	55,436	76,668	(27.7)%
Warranty Services	32,392	57,687	(43.8)%
Workers’ Compensation and Other	16,907	17,214	(1.8)%

Total Claims Field Operations	286,947	340,058	(15.6)%
Contractor Connection	125,839	86,157	46.1%
Catastrophe Services	26,339	24,499	7.5%
Technical Services	8,856	8,101	9.3%

Total U.S. Property & Casualty Cases Received	447,981	458,815	(2.4)%

The 2009 decrease in property and casualty claims was due primarily to lower industry-wide claims volumes, which have resulted in fewer claims referred to us from our clients. The 2009 decline in vehicle claims was due primarily to general economic conditions which we believe have resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce adjuster involvement in handling vehicle-related claims. We expect the trend of reduced adjuster involvement in vehicle claims to continue. The 2009 decrease in warranty services claims resulted from the expiration of several long-running class action contracts. This trend is expected to continue as we are not aware of any large new class action warranty claims that will replace the expiring contracts. The 2009 decrease in workers’ compensation claims was due primarily to decreased referrals for outside investigations from insurance carriers and internal referrals from our Broadspire segment. The 2009 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. The 2009 increase in catastrophe services claims was due primarily to severe weather earlier in the year. The 2009 increase in technical services claims was due primarily to our continued expansion in this market by increasing the number of executive general adjusters that we employ and due to the resulting increase in market share. As discussed in more detail elsewhere herein, we cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.

Direct Compensation and Fringe Benefits

U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 61.0% in 2009 compared to 61.8% in 2008. This decrease in 2009 was due primarily to a reduction in full-time equivalent employees (“FTEs”) and lower incentive compensation expense. There was an average of 1,607 FTEs (including 90 catastrophe adjusters) in 2009 compared to an average of 1,676 (including 132 catastrophe adjusters) in 2008. During the 2008 fourth quarter, we deployed over 300 catastrophe adjusters to the Gulf Coast region of the U.S in response to hurricanes Dolly, Gustav and Ike.

U.S. Property & Casualty salaries and wages decreased 4.8%, to $106.2 million in 2009 from $111.6 million in 2008. The decrease in 2009 compared to 2008 was due primarily to the reduction in FTEs. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $19.8 million in 2009, decreasing 11.6% from 2008 expenses of $22.4 million. The decrease in 2009 compared to 2008 was due primarily to the reduction in FTEs, lower incentive compensation expense, and temporary reductions in planned contributions to defined contribution retirement plans. Incentive compensation is variable and is primarily tied to growth in revenues and operating earnings and to reductions in a days-sales-outstanding measure for accounts receivable.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of U.S. Property & Casualty revenues before reimbursements to 29.9% in 2009 from 27.8% in 2008. The increase in 2009 was primarily due to lower revenues in 2009 since these expenses tend to be more fixed in nature. In addition, the segment’s bad debt expense was $1.8 million lower in 2008 compared to 2009. In 2008, the segment collected a previously charged-off account receivable and also introduced an incentive compensation plan that includes a focus on reducing outstanding accounts receivable balances.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

International Operations’ operating earnings decreased to $33.3 million in 2009, a decrease of 14.4% from 2008 operating earnings of $38.9 million for the reasons described below. This decline resulted in a slight decline in the operating margin from 8.7% in 2008 to 8.5% in 2009.

Revenues before Reimbursements

Substantially all International Operations segment revenues are earned from the property and casualty insurance company market outside of the U.S. International Operations revenues before reimbursements by major region were as follows:

	2009	2008	Variance
	(In thousands)

United Kingdom (“U.K.”)	$125,921	$165,167	(23.8)%
Canada	121,370	119,405	1.6%
Continental Europe, Middle East, Africa (“CEMEA”)	81,535	93,610	(12.9)%
Asia/Pacific	51,362	52,339	(1.9)%
Americas	12,413	14,535	(14.6)%

Total International Operations Revenues before Reimbursements	$392,601	$445,056	(11.8)%

Revenues before reimbursements from our International Operations segment totaled $392.6 million in 2009, an 11.8% decrease from the $445.1 million in 2008. This 2009 revenue decrease was due to the net negative impact of changes in currency exchange rates, case volumes, and changes in the mix of services provided and in the rates charged for those services. Compared to 2008, the U.S. dollar was stronger in 2009 against most major foreign currencies, resulting in a negative impact from exchange rate movements of $62.5 million on this segment’s revenues from 2008 to 2009. Excluding the negative impact of exchange rate fluctuations, International Operations revenues would have been $455.1 million in 2009, reflecting growth in revenues on a constant dollar basis of 2.3%.

Excluding the disposition of the Netherlands subsidiary in 2008, International Operations unit volume, measured by cases received, declined 5.5% in 2009 compared to 2008. This decline primarily reflected decreased case referrals during 2009 in the U.K. and Canada, partially offset by increases in case referrals in other major regions of our International Operations segment, as discussed below. Average revenue per claim increased 9.2% from changes in the mix of services provided and in the rates charged for those services. Net decreases in 2009 of high-frequency, low-severity claims primarily in Canada raised the average revenue per claim in 2009, as discussed below. The disposition of the Netherlands subsidiary in 2008 decreased revenues by $6.6 million, or 1.5%, in 2009 compared to 2008.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $31.0 million in 2009 from $42.1 million in 2008. This decrease in 2009 was due primarily to reduced out-of-pocket reimbursable expenses related to a major Canadian service agreement and also due to a stronger U.S. dollar in 2009.

Case Volume Analysis

Excluding the impact of the 2008 disposition of the Netherlands subsidiary, International Operations unit volumes by region for 2009 and 2008 were as follows:

	2009	2008	Variance

United Kingdom	139,933	162,380	(13.8)%
Canada	137,719	165,613	(16.8)%
CEMEA	120,620	117,493	2.7%
Asia/Pacific	101,029	95,490	5.8%
Americas	70,299	62,042	13.3%

Total International Operations Cases Received	569,600	603,018	(5.5)%

The 2009 decrease in the U.K. was due primarily to a reduction of storm-related claims in the current year. The 2009 decrease in Canada was due primarily to a reduction in weather-related activity. The 2009 increase in CEMEA was due primarily to an increase in high-frequency, low severity claims in Scandinavia and Belgium. The changes in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and an increase in weather-related activity in Australia. The increase in the Americas was due primarily to an increase in high frequency, low severity claims in Brazil. As discussed in more detail elsewhere herein, we cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, increased slightly to 68.9% in 2009 from 68.1% in 2008. This percentage increase in 2009 was primarily due to higher costs related to our U.K. defined benefit retirement plans in 2009. The dollar amount of these expenses decreased in 2009 by $32.6 million, due primarily to a stronger U.S. dollar in 2009, offset partially by the higher costs in the U.K. for defined benefit retirement plans. There was an average of 4,279 International Operations FTEs in 2009, up slightly from 4,229 in 2008.

Salaries and wages of International Operations segment personnel decreased 12.5% to $227.1 million in 2009 compared to $259.5 million in 2008, decreasing as a percent of revenues before reimbursements from 58.3% in 2008 to 57.9% in 2009. The decrease in these expenses in 2009 was primarily related to the stronger U.S. dollar during 2009. Payroll taxes and fringe benefits decreased slightly to $43.5 million in 2009 compared to $43.7 million in 2008 as the increased U.K. defined benefit retirement plan expense substantially offset the impact of a stronger U.S. dollar.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements from 23.2% in 2008 to 22.6% in 2009. This percentage decrease in 2009 was due primarily to increased operational efficiencies which allowed us to service additional revenue when measured on a constant-dollar basis without adding an equivalent amount of costs which are generally more fixed in nature. The dollar amount of these expenses decreased in 2009 by $14.3 million due primarily to a stronger U.S. dollar in 2009.

BROADSPIRE SEGMENT

As disclosed in Note 3, “Goodwill and Intangible Asset,” to the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we recorded a noncash goodwill and intangible asset impairment charge totaling $140.9 million related to our Broadspire segment during 2009. These impairment charges have been excluded from Broadspire’s segment operating earnings (loss) and are not included in the following discussion and analysis of Broadspire’s segment operating results.

Operating (Loss) Earnings

Our Broadspire segment recorded an operating loss of $1.6 million, or (0.6)% of segment revenues before reimbursements in 2009, compared to operating earnings of $3.5 million, or 1.1% of segment revenues before reimbursements in 2008. Declining case volumes in 2009 and the weakened labor market in the U.S. have negatively impacted Broadspire’s operating results.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management services, medical management for workers’ compensation, including vocational rehabilitation,

and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line were as follows:

	2009	2008	Variance
		(In thousands)

Claim Management Services	$128,325	$145,458	(11.8)%
Medical Management Services	141,894	145,663	(2.6)%
Risk Management Information Services	18,431	20,720	(11.0)%

Total Broadspire Revenues before Reimbursements	$288,650	$311,841	(7.4)%

Broadspire segment revenues before reimbursements decreased 7.4% to $288.7 million in 2009 compared to $311.8 million in 2008. Unit volumes for the Broadspire segment, measured principally by cases received, decreased 11.2% from 2008 to 2009. Partially offsetting the decline in unit volumes was a 3.8% increase from changes in the mix of services provided and in the rates charged for those services. The change in the mix of services provided reflected the utilization of medical management services at a higher rate compared to claim management services. During periods of high unemployment, we tend to see the duration of workers’ compensation claims extended which generally results in higher utilization of medical management services such as field and telephonic case management and medical bill review. The net result of these factors was a 7.4% decrease in Broadspire segment revenues before reimbursements from 2008 to 2009.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $5.2 million in 2009, decreasing slightly from $5.3 million in 2008. This decrease was primarily attributable to the declines in case volumes, substantially offset by increased out-of-pocket expenses for the medical management of workers’ compensation claims.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2009 and 2008 were as follows:

	2009	2008	Variance

Workers’ Compensation	142,249	162,548	(12.5)%
Casualty	63,767	73,236	(12.9)%
Other	16,455	14,637	12.4%

Total Broadspire Cases Received	222,471	250,421	(11.2)%

The 2009 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall decline in employment due to the current economic climate. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. The 2009 declines in casualty claims were primarily due to reductions in claims from our existing clients as a result of the overall industry-wide reduction in claims volume, partially offset by net new business gains. The 2009 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. As discussed in more detail elsewhere herein, we cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.

During 2009, we were notified by a major client of our Broadspire segment that the client would not renew its existing contract with us upon the scheduled expiration of that contract in December 2009. For 2009, revenues related to this client totaled approximately $21.1 million, or 7.3% of total segment revenues.

Direct Compensation and Fringe Benefits

Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 56.0% in 2009 compared to 56.3% in 2008. The decrease in 2009 was primarily due to fewer FTEs in 2009 as a result of reduced case volumes, lower incentive compensation expense, and lower costs related to temporary reductions in planned contributions to defined contribution retirement plans. Average FTEs totaled 2,243 in 2009, down from 2,362 in 2008.

Broadspire segment salaries and wages decreased 6.8%, to $135.0 million in 2009 from $144.8 million in 2008, reflecting the decline in FTEs and lower incentive compensation expense in 2009. Payroll taxes and fringe benefits for our Broadspire segment totaled $26.8 million in 2009, decreasing 12.4% from 2008 expenses of $30.6 million, reflecting the temporary reduction in planned contributions to defined contribution retirement plans in 2009.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of segment revenues before reimbursements to 44.6% in 2009 from 42.6% in 2008. This percentage increase was primarily due to lower revenue, as total 2009 expenses were reduced year-over-year due primarily to lower office operating expenses in 2009 and the implementation of the RiskTech software, which allowed us to terminate an outsource arrangement with an information technology service provider.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2009 operating earnings of $13.1 million, increasing 21.4% from $10.8 million in 2008 with the related operating margin increasing from 14.4% in 2008 to 16.0% in 2009 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and Chapter 11 bankruptcy administration in the U.S.

Legal Settlement Administration revenues before reimbursements increased 9.5% to $82.0 million in 2009, compared to $74.9 million in 2008. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of securities class action and bankruptcy settlements. During 2009, we were awarded 275 new settlement administration assignments compared to 182 in 2008. The growth in revenues and the number of new assignments is due primarily to an increase in the number of bankruptcy assignments received as a result of current economic conditions.

At December 31, 2009, we had a backlog of awarded projects totaling approximately $55.0 million, compared to $41.9 million at December 31, 2008. Of the $55.0 million backlog at December 31, 2009, an estimated $48.1 million is expected to be included in revenues within the next twelve months.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $32.1 million in 2009, increasing from $28.7 million in 2008. The increase in 2009 was due primarily to the overall increase in activity in 2009 that required significant amounts of out-of-pocket reimbursable expenses. The nature and volume of work performed in our Legal Settlement Administration segment typically requires more incurred and reimbursable out-of pocket expenditures than our other operating segments.

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed in this segment can vary, sometimes significantly, in any given period. For this reason, period-over-period comparisons are generally not meaningful.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, decreased to 43.7% in 2009 compared to 47.2% in 2008. The 2009 percentage decrease was primarily due to operating efficiencies achieved as a result of the increase in revenues. The slight increase in the 2009 dollar amount of these expenses was due primarily to the increased number of FTEs in 2009. There was an average of 347 FTEs in 2009, compared to an average of 336 in 2008.

Legal Settlement Administration salaries and wages, including incentive compensation, increased 1.0% to $31.3 million in 2009 from $31.0 million in 2008. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $4.5 million in 2009, increasing 2.3% from 2008 costs of $4.4 million. This 2009 increase was primarily the result of the increase in the number of FTEs in 2009.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of related segment revenues before reimbursements to 40.3% in 2009 from 38.4% in 2008. The 2009 increase was primarily due to an increase in expenses related to the use of our outsourced service providers.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

U.S. PROPERTY & CASUALTY SEGMENT

As of January 1, 2008, our Strategic Warranty Services unit was transferred to our U.S. Property & Casualty segment from our Legal Settlement Administration segment. Segment results for prior periods have been restated to reflect this transfer.

In the first quarter of 2007, we sold our subrogation services business.

Operating Earnings

Operating earnings for our U.S. Property & Casualty segment increased from $7.6 million in 2007 to $22.6 million in 2008, representing an operating margin of 10.4% in 2008 compared to 3.9% in 2007. These increases in 2008 were primarily due to increased catastrophe-related property claims as discussed below, and also due to technology-driven operating efficiencies resulting from our technology investments in this segment.

Revenues before Reimbursements

U.S. Property & Casualty revenues before reimbursements increased 12.3% to $216.8 million in 2008 compared to $193.0 million in 2007. This 2008 increase was due primarily to increased property and catastrophic claims activity in 2008 which drove revenue increases in each of our major service lines. U.S. Property & Casualty revenues before reimbursements by major service line were as follows:

	2008	2007	Variance
	(In thousands)

Claims Field Operations	$153,577	$150,760	1.9%
Catastrophe Services	22,924	8,313	175.8%
Technical Services	28,453	24,625	15.5%
Contractor Connection	11,799	9,268	27.3%

Total U.S. Property & Casualty Revenues before Reimbursements	$216,753	$192,966	12.3%

U.S. Property & Casualty revenues before reimbursements increased a net of 12.3% from 2007 to 2008 due to the following factors. In 2008, revenues declined 0.2% due to the 2007 sale of our former subrogation services business. Revenues increased 10.7% from 2007 due to changes in the mix of services provided and in the rates charged for those services. Segment unit volume, measured principally by cases received, increased 1.8% from 2007 to 2008. The decrease in low-severity vehicle claims from our U.S. insurance company clients increased our average revenue per claim in 2008.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $11.2 million in 2008, increasing from $10.8 million in 2007. The increase in 2008 was due primarily to increased vehicle fuel costs and mileage reimbursements.

Case Volume Analysis

Excluding the disposition of our subrogation services business in 2007, U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for 2008 and 2007 were as follows:

	2008	2007	Variance

Property	121,332	92,774	30.8%
Casualty	67,157	82,274	(18.4)%
Vehicle	76,668	110,435	(30.6)%
Warranty Services	57,687	55,406	4.1%
Workers’ Compensation	17,214	20,177	(14.7)%

Total Claims Field Operations	340,058	361,066	(5.8)%
Contractor Connection	86,157	69,084	24.7%
Catastrophe Services	24,499	12,012	104.0%
Technical Services	8,101	8,679	(6.7)%

Total U.S. Property & Casualty Cases Received	458,815	450,841	1.8%

The 2008 increases in property and catastrophe services claims were due primarily to severe weather in 2008 from Hurricanes Dolly, Gustav, and Ike, and also due to storm activity in portions of Florida, Louisiana, Texas, Missouri, Ohio and Pennsylvania. Hurricanes Dolly, Gustav, and Ike generated over 24,000 claims in 2008. The 2008 decrease in casualty claims was primarily due to reductions in claims referred from our existing clients. The 2008 decline in vehicle claims was due primarily to the decision of a large client to insource the handling of claims that were previously outsourced to us and also due to decisions by certain insurance companies to reduce adjuster involvement in handling vehicle-related claims. The 2008 increase in warranty services claims was primarily due to increased claims from our existing and new clients. The 2008 decrease in workers’ compensation claims was due primarily to lower referrals for outside investigations from insurance carriers and from our Broadspire segment. The 2008 increase in Contractor Connection cases was due to increases in referrals made within our managed repair network as a result of catastrophic claims activity and the expansion of our contractor network. The 2008 decline in technical services claims was due to declines in construction defect cases which were expected.

Direct Compensation and Fringe Benefits

U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 61.8% in 2008 compared to 65.4% in 2007. This percentage decrease in 2008 was due primarily to higher revenues and increased operating efficiencies obtained from the Company’s technology investments in this segment. There was an average of 1,676 FTEs (including 132 catastrophe adjusters) in 2008 compared to an average of 1,746 (including 62 catastrophe adjusters) in 2007. During the 2008 fourth quarter, we deployed over 300 catastrophe adjusters to the Gulf Coast region of the U.S in response to hurricanes.

U.S. Property & Casualty salaries and wages increased 8.0%, to $111.6 million in 2008 from $103.3 million in 2007. The increase in 2008 compared to 2007 was due primarily to higher incentive compensation costs in 2008 related to the increase in operating earnings and revenues. Incentive compensation is variable and is primarily tied to growth in revenues and operating earnings and to reductions in a days-sales-outstanding measure for accounts receivable. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $22.4 million in 2008, decreasing 2.2% from 2007 expenses of $22.9 million. The decrease in 2008 compared to 2007 was due primarily to the reduction in the number of average FTEs in 2008 in this segment.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of U.S. Property & Casualty revenues before reimbursements to 27.8% in 2008 from 30.7% in 2007. The decrease in the amount as a percentage of segment revenues before reimbursements in 2008 was primarily due to higher revenues in 2008 as these expenses are typically more fixed in nature. The dollar amount of these expenses increased slightly in 2008 due mainly to the increased number of catastrophe adjusters.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

International Operations’ operating earnings increased to $38.9 million in 2008, an increase of 57.7% from 2007 operating earnings of $24.7 million for the reasons described below. This improvement reflected an increase in the operating margin from 6.5% in 2007 to 8.7% in 2008.

Revenues before Reimbursements

Revenues before reimbursements from our International Operations segment totaled $445.1 million in 2008, an 18.2% increase from the $376.6 million in 2007. This 2008 revenue increase was due to currency exchange rates and changes in the mix of services provided and in the rates charged for those services. Compared to 2007, the U.S. dollar was weaker in 2008 against most major foreign currencies, resulting in a net exchange rate benefit in 2008 of 2.8% or $10.6 million. Excluding the benefit of exchange rate fluctuations, International Operations revenues would have been $434.5 million in 2008, reflecting growth in revenues on a constant dollar basis of 15.4%. International Operations revenues before reimbursements by major region were as follows:

	2008	2007	Variance
	(In thousands)

United Kingdom	$165,167	$151,640	8.9%
Canada	119,405	90,587	31.8%
CEMEA	93,610	80,140	16.8%
Asia/Pacific	52,339	43,316	20.8%
Americas	14,535	10,956	32.7%

Total International Operations Revenues before Reimbursements	$445,056	$376,639	18.2%

Excluding the disposition of a Netherlands subsidiary in 2008, International Operations unit volume, measured principally by cases received, declined 3.3% in 2008 compared to 2007. This decline primarily reflected decreased case referrals during 2008 in the United Kingdom and CEMEA regions of our International Operations segment, as discussed below. Revenues before reimbursements increased 18.9% from changes in the mix of services provided and in the rates charged for those services. During 2008, we entered into certain new claim service agreements in our Canadian operations. In the U.K. a substantial portion of the revenue associated with flood-related claims initially reported in 2007 was earned in 2008 as we completed the assignments. In addition, an overall decrease in high-frequency, low severity claims increased our average revenue per claim in 2008. The disposition of a Netherlands business in 2008 decreased revenues by $576,000, or 0.2%, in 2008 compared to 2007.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment increased to $42.1 million in 2008 from $38.7 million in 2007. This increase in 2008 was due primarily to increased out-of-pocket reimbursable expenses related to a major Canadian service agreement and also due to a weaker U.S. dollar in 2008.

Case Volume Analysis

Excluding the impact of the 2008 disposition of the Netherlands business, International Operations unit volumes by region for 2008 and 2007 were as follows:

	2008	2007	Variance

United Kingdom	162,380	196,658	(17.4)%
Canada	165,613	136,084	21.7%
CEMEA	132,485	148,003	(10.5)%
Asia/Pacific	95,490	93,216	2.4%
Americas	62,783	65,711	(4.5)%

Total International Operations Cases Received	618,751	639,672	(3.3)%

The 2008 decrease in the United Kingdom case volumes was due primarily to higher flood claims in the prior year. The higher case volume in Canada was due to storm-related activity during 2008 and higher case volume from new and existing clients. The decrease in CEMEA case volume was due primarily to a reduction in storm-related claims in the current year in France, Holland, and Germany, and a decrease in high frequency, low severity claims activity in Spain. The 2008 decrease in the Americas case volumes was due primarily to a decrease in high-frequency, low-severity claims activity in Brazil. The 2008 increase in Asia-Pacific case volumes was primarily due to high frequency, low severity claims activity in China and Singapore and an increase in weather-related activity in Australia.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense including related payroll taxes and fringe benefits, decreased to 68.1% in 2008 from 69.1% in 2007. This percentage decrease in 2008 was primarily due to higher revenues in Canada and the U.K. and the management of related expenses. There was an average of 4,229 International Operations FTEs in 2008, up from 3,702 in 2007.

Salaries and wages of International Operations segment personnel increased 17.4% to $259.5 million in 2008 compared to $221.0 million in 2007, decreasing as a percent of revenues before reimbursements from 58.7% in 2007 to 58.3% in 2008. The dollar amount of increase in these expenses in 2008 was primarily related to the increase in employees necessary to service the increased revenues and a weaker U.S. dollar during 2008. Payroll taxes and fringe benefits increased 12.1% to $43.7 million in 2008 compared to $39.0 million in 2007, decreasing as a percent of revenues before reimbursements from 10.4% in 2007 to 9.8% in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements from 24.4% in 2007 to 23.2% in 2008. This percentage decrease in 2008 was due primarily to increased operational efficiencies which allowed us to service additional revenue without adding an equivalent amount of these costs which are generally more fixed in nature.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment recorded operating earnings of $3.5 million, or 1.1% of segment revenues before reimbursements in 2008, compared to $3.1 million, or 1.0% of segment revenues before reimbursements in 2007.

Revenues before Reimbursements

Broadspire segment revenues before reimbursements decreased 3.0% to $311.8 million in 2008 compared to $321.3 million in 2007. Unit volumes for the Broadspire segment, measured principally by cases received, decreased 11.1% from 2007 to 2008. Revenues increased by 8.1% from changes in the mix of services provided and in the rates charged for those services due to higher risk management information services revenues and the higher utilization of medical management services, resulting in a net 3.0% decrease in Broadspire segment revenues before reimbursements from 2007 to 2008. Broadspire revenues before reimbursements by major service line were as follows:

	2008	2007	Variance
	(In thousands)

Claim Management Services	$145,458	$151,884	(4.2)%
Medical Management Services	145,663	149,459	(2.5)%
Risk Management Information Services	20,720	19,988	3.7%

Total Broadspire Revenues before Reimbursements	$311,841	$321,331	(3.0)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $5.3 million in 2008, decreasing from $6.2 million in 2007. This 2008 decrease was primarily attributable to the declines in case volumes.

Case Volume Analysis

Broadspire unit volumes by underlying case category, as measured by cases received, for 2008 and 2007 were as follows:

	2008	2007	Variance

Workers’ Compensation	162,548	178,782	(9.1)%
Casualty	73,236	87,417	(16.2)%
Other	14,637	15,645	(6.4)%

Total Broadspire Cases Received	250,421	281,844	(11.1)%

The 2008 decline in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S. This decline has been a decade-long trend and has resulted in a loss in revenue from our existing customer base. The sharp increase in U.S. unemployment levels in the 2008 fourth quarter also negatively impacted workers’ compensation claim referrals. The 2008 decline in casualty claims was primarily due to reductions in claims from certain of our existing clients, partially offset by net new business gains.

Direct Compensation and Fringe Benefits

Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 56.3% in 2008 compared to 57.1% in 2007. The decrease in 2008 was primarily due to fewer FTEs in 2008 as a result of reduced case volumes. Average FTEs totaled 2,362 in 2008, down from 2,506 in 2007.

Broadspire segment salaries and wages decreased 4.3%, to $144.8 million in 2008 from $151.3 million in 2007. Payroll taxes and fringe benefits for our Broadspire segment totaled $30.6 million in 2008, decreasing 5.0% from 2007 expenses of $32.2 million. These 2008 decreases were primarily the result of the reduction in the number of FTEs in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of segment revenues before reimbursements to 42.6% in 2008 from 41.9% in 2007. This percentage increase was primarily due to lower revenue, as the actual 2008 expenses were down year-over-year due primarily to lower provisions for doubtful accounts receivable and office operating expenses in 2008.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

As of January 1, 2008, our Strategic Warranty Services unit was transferred to our U.S. Property & Casualty segment from our Legal Settlement Administration segment. Segment results for prior periods have been restated to reflect this transfer.

Operating Earnings

Our Legal Settlement Administration segment reported 2008 operating earnings of $10.8 million, increasing slightly from $10.7 million in 2007 with the related operating margin increasing from 12.7% in 2007 to 14.4% in 2008 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements declined 11.0% to $74.9 million in 2008, compared to $84.2 million in 2007. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of securities class action and bankruptcy settlements. During 2008, we were awarded 182 new settlement administration assignments compared to 192 in 2007. At

December 31, 2008 we had a backlog of awarded projects totaling approximately $41.9 million, compared to $45.0 million at December 31, 2007.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $28.7 million in 2008, increasing from $20.5 million in 2007. The increase in 2008 was due primarily to large noticing projects in 2008 that required significant amounts of out-of-pocket reimbursable expenses. The nature and volume of work performed in our Legal Settlement Administration segment typically require the incurrence of more reimbursable out-of pocket expenditures than our other operating segments.

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed in this segment can vary, sometimes significantly, in any given period. For this reason, period-over-period comparisons are generally not meaningful.

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, increased to 47.2% in 2008 compared to 46.9% in 2007. The 2008 percentage increase was primarily due to declines in revenues. The 2008 decrease in the dollar amount of these expenses was due primarily to the reduced number of FTEs in 2008 and reduced incentive compensation expenses in 2008. There was an average of 336 FTEs in 2008, compared to an average of 412 in 2007.

Legal Settlement Administration salaries and wages, including incentive compensation, decreased 10.1% to $31.0 million in 2008 from $34.5 million in 2007. This 2008 decrease was primarily the result of lower incentive compensation cost as a result of lower revenues and the decrease in the number of FTEs. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $4.4 million in 2008, decreasing 12.0% from 2007 expenses of $5.0 million. This 2008 decrease was primarily the result of the decrease in the number of FTEs in 2008.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related segment revenues before reimbursements to 38.4% in 2008 from 40.4% in 2007. The 2008 decrease was primarily due to changes in the utilization of outsourced service providers.

Expenses and Gains Excluded from Segment Operating Earnings

Income Taxes

Income tax provisions totaled $2.6 million, $11.6 million, and $5.4 million for 2009, 2008, and 2007, respectively. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which may be subject to differing tax rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Our effective tax rate, including discrete items and adjustments related to uncertain tax positions, for financial reporting purposes was 2.3%, 26.0%, and 24.8% for 2009, 2008, and 2007, respectively. Compared to 2007 and 2008, our effective tax rate was lower in 2009. After adjusting for the $140.3 million non-deductible goodwill charge, our effective tax rate was 9.7% in 2009. The lower rate in 2009 was due to a one-time $3.3 million income tax benefit for foreign tax credits and $2.4 million in ongoing reduced foreign taxes as a result of the completion of an internal restructuring of certain of our international operations in the second quarter of 2009.

Based on our 2010 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2010 to be in the 23% to 25% range.

Management believes that it is more likely than not that we will realize our net deferred tax assets based on our forecast of future taxable income. Our most significant deferred tax asset is related to the unfunded liability of our defined benefit pension plans. The tax deduction for defined benefit pension plans generally occurs upon actual funding. Assuming that the estimated minimum funding requirements for the defined benefit pension plans are met, the deferred tax asset should be realized. In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have recorded a $9.6 million valuation allowance on certain net operating loss carryforwards in our international operations. Future changes in the valuation allowance will not affect our liquidity or our compliance with any existing debt covenants.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense is also impacted by our interest rate swap agreements. Corporate interest expense totaled $15.2 million, $19.6 million, and $19.2 million for 2009, 2008, and 2007, respectively. The decrease in interest expense in 2009 compared to 2008 and 2007 was due primarily to lower interest rates and lower levels of outstanding borrowings in 2009. Corporate interest income totaled $1.1 million, $2.0 million, and $1.9 million in 2009, 2008, and 2007, respectively. Corporate interest income decreased in 2009 compared to 2008 and 2007 primarily due to the overall decline in interest rates during 2009 and lower levels of available cash balances for investing during the course of 2009.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense of customer-relationship intangible assets arising from our 2006 acquisitions of Broadspire Management Services Inc. and Specialty Liability Services, Ltd. Amortization expense associated with these intangible assets totaled $6.0 million in 2009, 2008, and 2007, respectively. This amortization is included in Selling, General, and Administrative expenses in our Consolidated Statements of Operations.

Stock Option Expense

Stock option expense, a component of stock-based compensation expense, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Most of our stock options were granted prior to 2005. Stock option expense of $914,000, $861,000, and $1.2 million was recognized during 2009, 2008, and 2007, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our four operating segments and included in the determination of segment operating earnings.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent pension costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, relocation costs associated with the 2007 move of our corporate headquarters, certain adjustments to our self-insured liabilities, certain software costs, and certain adjustments to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to our four operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs were a net expense of $10.7 million, $6.7 million, and $8.9 million in 2009, 2008 and 2007, respectively. These costs increased in 2009 compared to 2008 due primarily to a $12.1 million increase in U.S. defined benefit pension expense, partially offset by lower self-insurance expenses and lower incentive compensation expense for our CEO. Unallocated corporate and shared costs in 2008 also included a loss of approximately $900,000 on the sublease of a portion of a Legal Settlement Administration facility. This loss affects the comparison of 2009 to 2008 and 2008 to 2007. Unallocated corporate and shared costs decreased in 2008 compared to 2007 due primarily to a $5.0 million decrease in U.S. defined benefit pension expense, partially offset by higher self-insurance expenses and higher incentive compensation expense for our CEO. In addition, during 2007 we incurred moving and relocation expenses associated with the move of our corporate headquarters and had lower expenses due to a bad debt recovery that was not allocated to any of our operating segments.

Other Gains and Expenses

Due to declines in then-current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in our stock prices, we recorded noncash goodwill and other intangible asset impairment charges of $140.9 million in 2009. The $140.3 million goodwill impairment charge is not deductible for income tax purposes. The intangible asset portion of the charge relates to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit and was $600,000 of the total charge.

Other gains and expenses in 2009 consisted of restructuring and other costs that totaled $4.1 million before income taxes. Included in the restructuring and other costs are a $1.8 million loss on the partial sublease of our Broadspire facility in Plantation, Florida, $1.8 million in professional fees related to the internal realignment of certain of our legal entities in the U.S. and internationally in 2008 and 2009, and $400,000 in severance expense in our International Operations segment. This realignment did not impact the composition of our segments for financial reporting purposes.

Other gains and expenses in 2008 consisted of $3.3 million of pre-tax restructuring charges partially offset by a $2.5 million non-taxable gain on the sale of the Netherlands subsidiary. The $3.3 million restructuring charges consisted of $1.8 million for severance and other costs in our International Operations segment, $300,000 for severance costs in our U.S. Property and Casualty segment, and $1.2 million for professional fees incurred in connection with the internal realignment previously discussed.

Other gains and expenses in 2007 consisted of a $4.0 million pre-tax gain from the sale of our subrogation services business and a $4.8 million pre-tax gain from the sale of the land and building utilized as our former corporate headquarters in Atlanta, Georgia.

During October 2009, we entered into an agreement to sublease a portion of our leased Broadspire office building located in Plantation, Florida. The agreement currently provides the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. The sublease is for the remaining term of the lease. In February 2010, the subtenant exercised one of its options for additional space in the building and the sublessor may still exercise its option in 2010 for all of the remaining space. We have entered into a new lease for our Broadspire operations in Plantation and expect to vacate the current premises in April 2010. In connection with our move and the subleases, we estimate moving and sublease losses could be approximately $3.5 million in 2010. These charges represent the loss on the sublease space and the cost of moving from the current facility into the new facility.

Liquidity, Capital Resources, and Financial Condition

We continue to evaluate current and forecasted economic conditions and their potential implications for us, including, among other things, estimating the fair value of our financial instruments, asset impairments, liquidity, compliance with our debt covenants, and relationships with our financing agreement counterparties and customers.

Currently, we believe that all of our material financial assets subject to fair value accounting have readily observable market prices. Most of our liquid assets are invested in cash and cash equivalents consisting of payable-on-demand bank deposit accounts and short-term money market funds. However, the recent financial crisis which affected the banking system and financial markets and the going-concern threats to banks and other financial institutions has resulted in significant market volatility. As a result, we intend to continue to monitor these assets for any changes in marketability. While we are not aware of any losses, or expected losses, related to these bank deposits or money market funds, in the U.S. or abroad, we cannot provide any assurances that future market events will not materially adversely impact the values of any such assets.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowing against the revolving credit portion of our Credit Agreement (defined below). We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At December 31, 2009, we were in compliance with all of the covenants in our Credit Agreement. The previously discussed noncash impairment charges for goodwill and an intangible asset in 2009 did not impact this covenant compliance. As previously disclosed and described below, we entered into an amendment to our Credit Agreement in the fourth quarter of 2009 in order to extend the maturity date of the revolving credit facility and to obtain certain additional operational and financing flexibility.

In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under our Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25% ($80.0 million at December 31, 2009). This swap expires on May 31, 2010. In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that is effective beginning on June 30, 2010. The swap effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expires on September 30, 2012.

In connection with the Fifth Amendment to the Company’s Credit Agreement, dated as of October 31, 2006, by and among the Company, Crawford & Company International, Inc., SunTrust Bank, as agent and a lender, and the other lenders party thereto (as amended, the “Credit Agreement”) executed on October 27, 2009, the May 2007 interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, any future changes in the fair value of this swap agreement will be recorded by the Company as an expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the year ended December 31, 2009. The amount in accumulated comprehensive loss at the time the hedge was discontinued was $2,652,000 and was $1,593,000 at December 31, 2009. Because it is still probable that the forecasted transactions that were hedged will occur, this loss on the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. Although highly unlikely, should it become probable that the forecasted transactions will not occur, any amount in accumulated other comprehensive loss at such time would be reclassified as an expense adjustment.

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

Rising unemployment levels in the United States, particularly in late 2008 and 2009, have resulted in an industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 12.5% decrease in workers’ compensation claim referrals in 2009 compared to 2008. This trend may continue or stabilize depending on future employment levels or changes in workplace safety guidelines, many of which are beyond our control. In addition, we have seen a decade-long trend in the U.S. of a decline in the number of reported injuries in the workplace, which we attribute to the shift of the U.S. economy to service-related industries from manufacturing-related industries. This trend has lowered the occurrence of workers’ compensation claims.

At December 31, 2009, our working capital balance (current assets less current liabilities) was approximately $66.7 million, an increase of $7.4 million from the working capital balance at December 31, 2008. The primary causes of this increase at December 31, 2009 were a net reduction of $30.0 million in current liabilities, offset partially by a $23.5 net decrease in accounts receivable and unbilled revenues. During 2009, $15.1 million of cash was used to fund our defined benefit pension plans in the U.S. and U.K. Cash and cash equivalents at the end of 2009 totaled $70.4 million, decreasing $2.8 million from $73.1 million at the end of 2008.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $19.9 million in 2009, from $71.6 million in 2008 to $51.7 million in 2009. This decrease was due primarily to lower net income, and reductions in other current liabilities partially offset by continuing improvements in receivables management. In 2009, we reduced the average days-sales-outstanding in billed and unbilled accounts receivable by nearly 3 days. The 2009 cash flow from operations included $10.3 million in contributions to our frozen U.S. defined benefit plan. In 2010, we plan to make contributions of $4.3 million to our U.S. defined contribution retirement plans, $33.5 million to our U.S. defined benefit pension plan (including a discretionary $10.0 million contribution which was made in January 2010), and $8.0 million to our U.K. defined benefit pension plans. We expect to fund these contributions with cash provided by operating activities in 2010, which we expect to be less than 2009 as a result. Interest payments on our debt were $14.3 million in 2009, and tax payments, net of refunds, were $10.3 million in 2009.

Cash provided by operating activities increased by $47.7 million in 2008, from $23.3 million in 2007 to $71.0 million in 2008. This increase was due primarily to higher net income and improved receivables management, offset partially by increased cash contributions to our underfunded defined benefit pension plans. In 2008, we reduced the average days-sales-outstanding in billed and unbilled accounts receivable by 19 days. The 2008 improvement in cash flow from operations was net of $17.4 million in additional contributions to our frozen U.S. defined benefit pension plan. Interest payments on our debt were $19.0 million in 2008, and tax payments, net of refunds, were $8.0 million in 2008.

Cash Used in Investing Activities

Cash used in investing activities increased by $3.1 million in 2009, from $28.0 million in 2008 to $31.2 million in 2009. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $24.7 million in 2009 compared to $32.0 million in 2008. During 2009 we made cash payments for acquisitions of $6.3 million, primarily consisting of earnout payments due on the 2002 acquisition of Robertson and Company Group. We estimate our property and equipment additions in 2010, including capitalized software, will approximate $27.0 million.

Cash used in investing activities increased by $8.9 million in 2008, from $19.1 million in 2007 to $28.0 million in 2008. Cash used to acquire property and equipment and capitalized software, including internal software development costs, was $32.0 million in 2008 compared to $28.1 million in 2007. Net cash proceeds from the sale of a Netherlands business were $4.3 million in 2008.

Cash Used in Financing Activities

Cash used in financing activities was $26.6 million in 2009. In 2009, we repaid a net of $20.7 million of short- and long-term borrowings and incurred $4.1 million of costs in connection with various amendments to our Credit Agreement. Also in 2009, we used shares of our Class A common stock to settle $1.9 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $12.8 million in 2008. In 2008, we repaid a net of $14.2 million of short-term and long-term borrowings.

Cash used in financing activities was $17.3 million in 2007. In 2007, we repaid a net of $17.0 million of short-term and long-term borrowings.

The Company may be required to make additional annual debt repayments if the Company generates excess cash flows or fails to meet certain leverage ratios as defined in the Credit Agreement. For the year ended December 31, 2009, the Company anticipates an excess cash flow payment of approximately $5.9 million will be made on March 31, 2010.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndication of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $19.6 million and $19.9 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $80.4 million and $68.3 million at December 31, 2009 and 2008, respectively. Our short-term debt obligations typically peak during the first quarter of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. At December 31, 2009 and 2008, the outstanding balances under our revolving line of credit facility were zero and $13.4 million, respectively. Long-term borrowings outstanding, including current installments, totaled $181.3 million as of December 31, 2009, compared to $183.5 million at December 31, 2008. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As disclosed in Note 5, “Interest Rate Swap Agreements,” to our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have three principal financial covenants in our Credit Agreement. Of the three financial covenants contained in our Credit Agreement, we believe the leverage ratio covenant is potentially the most restrictive. This covenant requires us to comply with a maximum leverage ratio, defined in our Credit Agreement as the ratio of consolidated total funded debt to earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”), of no more than (i) 3.25 to 1.00 from December 31, 2009 through March 31, 2011, (ii) 3.00 to 1.00 from June 30, 2011 through March 31, 2012, (iii) 2.75 to 1.00 from June 30, 2012 through September 30, 2012 and (iv) 2.50 to 1.00 after December 31, 2012. At December 31, 2009, our actual leverage ratio was 2.52 to 1.00, compared to the maximum of 3.25 to 1.00 allowed by our Credit Agreement. As noted above, the maximum allowable leverage ratio remains at 3.25 to 1.00 for all of 2010. Based on our financial plans, we expect to remain in compliance with all required covenants throughout 2010. Our compliance with the leverage ratio is particularly sensitive to changes in our

EBITDA, and if our financial plans for 2010 or other future periods do not meet our current projections, we could fail to remain in compliance with this or other financial covenants in our Credit Agreement.

Our compliance with the leverage ratio covenant is also sensitive to changes in our level of consolidated total funded debt, as defined in our Credit Agreement. In addition to short- and long-term borrowings, capital leases, and bank overdrafts, among other things, consolidated total funded debt includes letters of credit which can fluctuate based on our business requirements. An increase in borrowings under our Credit Agreement could negatively impact our leverage ratio, unless those increased borrowings are offset by a corresponding increase in our EBITDA. In addition, a reduction in EBITDA in the future could limit our ability to utilize available credit under the revolving credit facility contained in our Credit Agreement, which could negatively impact our ability to fund our current operations or make needed capital investments.

In February and October 2009, we entered into separate amendments to our Credit Agreement. The February amendment was undertaken to allow us to enhance certain operational and financial aspects of our business, including, among other things, undertaking an internal corporate realignment of certain of our operating subsidiaries and assets. This realignment has been completed. In addition, the amendment provided us with the ability to repurchase and retire, from time to time through December 2010, up to $25.0 million of our outstanding term debt under the Credit Agreement.

The October amendment affected the following changes to the Company’s Credit Agreement, among others:

•	providing the Company the option, subject to its receipt of additional commitments, to increase the revolving commitment amount or incur additional term loans under the Credit Agreement of up to a maximum of $50.0 million in aggregate;

•	extending the revolving credit termination date to October 30, 2013, which is coterminous with the term loan maturity date thereunder;

•	modifying the restricted payments basket by eliminating the “Restricted Payments Coverage Ratio” (as defined) test and allowing certain payments, such as the payment of dividends, among other items, in certain amounts in any four-quarter period depending upon the Company’s pro forma Leverage Ratio (as defined);

•	imposing a LIBOR floor of 2.0% on all loans under the Credit Agreement;

•	increasing the Applicable Margin (as defined) and applicable commitment fee percentage and modifying the various leverage ratio thresholds upon which the Applicable Margin and applicable commitment fee percentage is based (and adjusted from time to time);

•	increasing the unsecured indebtedness basket from $5.0 million to $200 million, provided that 50% of the proceeds thereof are applied as a mandatory prepayment to the term loans and revolving loans, in that order under the Credit Agreement; and

•	providing for certain upward adjustments to the maximum leverage ratio.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months. The most significant obligation we currently have which will become due after 12 months is the repayment of our Term Loan which is required in October 2013. We currently intend to enter into a new credit facility by December 31, 2012. We expect that we would use proceeds thereof to repay amounts outstanding under the term loan and, along with funds generated from operations, provide financial flexibility beyond 2012. No assurances can be provided that we will be able to enter into a new credit facility in a timely manner, or as to the terms or requirements thereunder.

Contractual Obligations

As of December 31, 2009, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K)

	Payments Due by Period
	One Year	2 to 3	4 to 5	After 5
	or Less	Years	Years	Years	Total
	(In thousands)

Operating lease obligations (Note 7)	$51,723	$76,097	$49,728	$61,756	$239,304
Long-term debt, including current portions (Note 4)	8,029	4,307	168,500	—	180,836
Estimated interest rate swap settlements (Note 5)	2,067	—	—	—	2,067
Capital lease obligations (Note 4)	160	219	35	—	414

Total, before interest payments	61,979	80,623	218,263	61,756	422,621
Estimated interest payments for:
Term loan	9,213	17,941	7,344	—	34,498

Total contractual obligations	$71,192	$98,564	$225,607	$61,756	$457,119

Approximately $15.0 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements.

We are required to make substantial future payments on borrowings outstanding under our Credit Agreement, which payments will vary based on prevailing interest rates. Based on interest rates and borrowings at December 31, 2009, the preceding table shows estimated future interest payments over the remaining term of the term loan and revolving credit facility under our Credit Agreement, after considering the impact of required minimum quarterly principal payments on the term loan facility. The actual amounts of interest that we will ultimately pay will likely differ from the amounts presented above due to future changes in interest rates, which we are unable to predict, and possibly due to any accelerated principal payments that we may voluntarily make.

The Company may be required to make additional annual debt repayments if the Company generates excess cash flows and fails to meet certain leverage ratios as defined in the Credit Agreement. For the year ended December 31, 2009, the Company anticipates an excess cash flow payment of approximately $5.9 million to be made on March 31, 2010.

At December 31, 2009, we had approximately $2.9 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. However, it is reasonably possible that a reduction in the range of $50,000 to $300,000 of unrecognized income tax benefits may occur within the next twelve months as a result of projected resolutions of income tax uncertainties.

Defined Benefit Pension Funding and Cost

Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. defined benefit pension plan. The aggregate deficit in the funded status of our defined benefit pension plans totaled $216.3 million and $183.3 million at the end of 2009 and 2008, respectively. The 2009 increase in the funding deficit of our defined benefit pension plans primarily resulted from the decline in the discount rate used to determine the present value of the U.S. pension obligation. For 2010, we expect to make contributions of approximately $33.5 million (including a $10.0 discretionary contribution which was made in January 2010) and $8.0 million to our U.S. and U.K. defined benefit pension plans, respectively. During 2009, we made contributions of $10.3 million and $4.8 million to our U.S. and U.K. defined benefit pension plans, respectively.

Net periodic benefit cost (credit) for our defined benefit pension plans totaled $15.6 million, $(787,000), and $7.9 million in 2009, 2008 and 2007, respectively. Net periodic pension costs for 2010 are expected to be approximately $11.8 million for our U.S. and U.K. defined benefit pension plans. At December 31, 2008, we determined that almost all plan participants in our U.S. defined benefit pension plan are inactive as less than 3.0% are still accruing meaningful vesting service. Accordingly, beginning in 2009 actuarial gains and losses for our U.S. defined benefit pension plan are being amortized over the average future lifetime of the inactive participants (24.3 years) rather than the remaining service lives of the active participants (7.8 years). This change in estimate reduced net periodic pension cost by $7.1 million in 2009 and is reflected in the 2009 expected net periodic pension costs amount as discussed above.

In 2006, the Pension Protection Act of 2006 (“PPA”) was signed into U.S. law. The Act, among others things, introduced new funding requirements for our frozen U.S. defined benefit pension plan and impacts financial reporting for these plans. The requirements of the Act were effective for plan years beginning after December 31, 2007. PPA was thereafter amended by the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). Our frozen U.S. defined benefit pension plan was underfunded by $159 million at December 31, 2009 based on an accumulated benefit obligation of $420 million. Based on current assumptions of 5.88% for the interest rate to discount plan liabilities and 8.50% for the expected long-term rate of return on the plan’s assets, we estimate that we will have to make the following annual minimum contributions over the next eight years to our frozen U.S. defined benefit pension plan in order to meet the funding requirements under PPA and WRERA:

Estimated Minimum
Year Funded	Funding Requirement
(In thousands)

2010	$33,500
2011	21,600
2012	31,100
2013	30,800
2014	23,300
2015	15,500
2016	8,100
2017	2,700

The estimated annual minimum contributions in the above table are sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan increased by 1.00%, representing an increase in the expected return, our estimated cumulative minimum funding requirements for 2011 — 2017 would decrease by approximately $11.4 million. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan decreased by 1.00%, representing a decrease in the expected return, our estimated cumulative minimum funding requirements for 2011 through 2017 would increase by approximately $12.8 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan decreased by 1.00%, representing a decrease in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2011 through 2017 would increase by approximately $39.7 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan increased by 1.00%, representing an increase in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2011 through 2017 would decrease by approximately $33.0 million.

Commercial Commitments

As a component of our Credit Agreement, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2009, the total issued, but undrawn, letters of credit totaled approximately $19.6 million. These letters of credit expire as follows:

	Amount of Commitment Expiration per Period
	One Year	2 to 3	4 to 5	After 5
	or Less	Years	Years	Years	Total
	(In thousands)

Standby Letters of Credit	$19,569	$—	$—	$—	$19,569

Off-Balance Sheet Arrangements

At December 31, 2009, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2009.

Income Taxes

Legislation enacted on November 6, 2009 contained a provision that allowed U.S. businesses with net operating losses (“NOL”) in 2008 or 2009 to carry those losses back five years and obtain tax refunds. We filed a carryback claim for our 2008 U.S. NOL and anticipate receiving a $4.2 million tax refund in the first quarter of 2010. It is possible that cash outlays for income taxes may exceed income tax expense during the next three years as some deferred tax liabilities may enter into the determination of current taxable income.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes in our consolidated balance sheet as of December 31, 2009, compared to our consolidated balance sheet as of December 31, 2008, are as follows:

•	In addition to the noncash goodwill impairment charge of $140.3 million related to Broadspire, goodwill increased $1.0 million in the U.S. Property & Casualty segment due to goodwill associated with a 2009 acquisition, and $10.6 million in our International Operations segment. The International Operations segment amount resulted from earnout payments recorded in goodwill during 2009 that totaled $1.5 million, with currency translation accounting for substantially all of the remaining change.

•	Deferred revenues decreased by $15.3 million, or $15.8 million net of currency translations. Deferred revenues in our Broadspire segment decreased $17.1 million due to the ongoing completion of open claims assumed in our 2006 acquisition of Broadspire Management Services, Inc., net of additional deferred revenues generated by new claims in 2009. Deferred revenues in our Legal Settlement Administration segment increased $2.3 million due mainly to new projects awarded in 2009.

•	Accrued compensation and related costs decreased approximately $6.9 million due to decreased expense accruals in 2009 under various performance-based incentive compensation plans.

Critical Accounting Policies and Estimates

MD&A addresses our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and judgments based upon historical experience and various other factors that we believe are reasonable under then-existing circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As disclosed in Note 1, “Major Accounting and Reporting Policies,” to our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the financial statements of subsidiaries in our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year end of October 31) as permitted by GAAP, in order to provide sufficient time for accumulation of their results.

We believe the following critical accounting policies for revenue recognition, allowance for doubtful accounts, valuation of goodwill, indefinite-lived intangible assets, and other long-lived assets, defined benefit pension plans, determination of our effective tax rate for financial reporting purposes, and self-insured risks require significant judgments and estimates in the preparation of our consolidated financial statements. Changes in these underlying estimates could potentially materially affect consolidated results of operations, financial position and cash flows in the period of change. Although some variability is inherent in these estimates, the amounts provided for are based on the best information available to us and we believe these estimates are reasonable.

We have discussed the following critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosure in this MD&A.

Revenue Recognition

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized as unbilled revenues at estimated collectible amounts at the time such services are rendered. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs incurred in administering a claim are typically passed on to our clients and included in our revenues for all purposes under GAAP. Deferred revenues represent the estimated unearned portion of fees related to future services under certain fixed-fee service arrangements. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major lines of coverage. Additionally, recent claim closing rates are evaluated to ensure that current claim closing history does not indicate a significant deterioration or improvement in the longer-term historical closing rates used.

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

Based upon our historical averages, we close approximately 99% of all cases referred to us under lifetime claim service arrangements within five years from the date of referral. Also, within that five-year period, the percentage of claims remaining open in any one particular year has remained relatively consistent from period to period. Each quarter we evaluate our historical claim closing rates by major line of insurance coverage and make adjustments as necessary. Any changes in estimates are recognized in the period in which they are determined.

As of December 31, 2009, deferred revenues related to lifetime claim handling arrangements approximated $61.6 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.4% to an increase of 1.7%, and has averaged 1.1%. A 1% change is a reasonable likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.8 million, $1.8 million, and $2.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. If our average claim closing rates for lifetime claims increased by 1%, we would have recognized additional revenues of approximately $1.9 million, $1.9 million, and $1.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenues. These allowances are established by using historical write-off information intended to determine future loss expectations and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current industry conditions. Actual experience may differ significantly from historical or expected loss results. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2009 and 2008, our allowance for doubtful accounts totaled $12.0 million and $12.3 million, respectively, or approximately 7.9% and 7.3%, respectively, of gross billed receivables. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions continue to deteriorate, additional allowances may be required. If the allowance for doubtful accounts changed by 1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to 2009, 2008, and 2007 consolidated pretax income would have been approximately $1.5 million, $1.7 million, and $2.0 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2009. As discussed below, in 2009 we recognized pretax impairment charges totaling $140.9 million related primarily to a goodwill impairment charge in our Broadspire reporting unit and segment.

We perform an annual impairment analysis of goodwill in which we compare the carrying value of our reporting units to the estimated market value of those reporting units as determined by discounting future projected cash flows. Based upon our scheduled annual analyses completed in the 2009, 2008, and 2007 fourth quarters, we did not have an impairment of goodwill in 2009, 2008, or 2007. However, as discussed below, we did recognize an impairment charge during 2009 prior to the annual impairment analysis. The estimated market values of our reporting units are based upon certain assumptions made by us. The estimated market values of our reporting units are reconciled to the Company’s market value as determined by its stock price in order to validate the reasonableness of the estimated market values. The reasonableness of the implied control premium estimated from the reconciliation of the sum of the reporting units’ fair values to the overall company fair value is determined by evaluating it against publicly available information about control premiums in recent transactions. Except as discussed below, the estimated market value of all of our reporting units significantly exceeded the carrying values of the reporting units.

Due to declines in current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in our stock prices, we recorded a noncash goodwill and intangible asset impairment charge of $140.9 million in 2009. The $140.3 million goodwill impairment charge is not deductible for income tax purposes. The other intangible asset portion of the charge relates to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit and was $600,000 of the total charge.

These impairment charges are not reflected in Broadspire’s segment operating loss. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its Credit Agreement.

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

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. In 2008, we began using a year-end measurement date to determine net periodic pension costs for our defined benefit pension plans. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Effective January 1, 2009 we determined that almost all of the U.S. plan participants are inactive and accordingly, changed the amortization period for net gains and losses from the average remaining service period of active employees (7.8 years) to the average remaining life expectancy of the inactive participants (24.3 years). Our U.K. defined benefit pension plans have been closed for new employees, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Plan assets are invested in equity securities and fixed income investments, with a target allocation of approximately 65% in equity securities and 35% in fixed income investments.

The major assumptions used in accounting for our U.S. defined benefit pension plan in 2009 and 2008 were discount rates of 6.70% and 6.46%, respectively, used to compute net periodic benefit costs, discount rates of 5.88% and 6.70%, respectively, used to compute benefit obligations, and an expected long-term return on plan assets of 8.50% for both years. The major assumptions used in accounting for our U.K. defined benefit pension plans in 2009 and 2008 were discount rates of 7.30% and 5.60%, respectively, used to compute net periodic benefit costs, discount rates of 5.70% and 7.30%, respectively, used to compute benefit obligations, and an expected long-term return on plan assets of 8.50% for both years. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payment of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, actual historical returns on equity securities and fixed income investments held by the plans, and an assessment of expected future returns. We review these assumptions at least annually.

The estimated liabilities for our defined benefit pension plans are sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2009 consolidated pretax income would have been approximately $1.7 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2009 consolidated pretax income would have been approximately $$609,000.

Determination of Effective Tax Rate Used for Financial Reporting

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to revenue recognition, accrued compensation and pensions, self-insurance, and depreciation and amortization.

For financial reporting purposes in accordance with the liability method of accounting for income taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our consolidated balance sheets that are not related to balances in Accumulated Other Comprehensive Loss. The changes in deferred tax assets and liabilities are determined based upon changes between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, multiplied by the enacted statutory tax rates for the year in which we estimate these differences will reverse. We must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets.

Other factors which influence our effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which we operate, our ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

Our effective tax rate, defined as our provision for income taxes divided by income (loss) before income taxes, for financial reporting purposes in 2009, 2008, and 2007 was 2.3%, 26.0%, and 24.8%, respectively, of taxable income. In 2009, $140.3 million of the $140.9 million goodwill and intangible asset impairment charges that we recorded is not deductible for income tax purposes. In determining the following sensitivity to changes in our effective tax rate, we are adding this amount to our 2009 pretax loss. If our effective tax rate used for financial reporting purposes changed by 1%, we would have recognized an increase or decrease to income tax expense of approximately $275,000, $438,000, and $215,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Our effective tax rate for financial reporting purposes is expected to range between 23.0% and 25.0% in 2010. This estimated tax rate range reflects enacted law as well as the impact of estimated discrete items, including the resolution of uncertain tax positions, that may affect our tax rate in 2010.

It is possible that future changes in the tax laws of jurisdictions in which we operate could have a significant impact on U.S.-based multinational companies such as our company. At this time we cannot predict the likelihood or details of any such changes or their specific potential impact on our company.

Self-Insured Risks

We self insure certain insurable risks consisting primarily of professional liability, auto liability, employee medical, disability, and workers’ compensation. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the United States. Provisions for claims incurred under self-insured programs are made based on our estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to us, and the adverse developments on reported losses. These estimated liabilities are calculated based on historical claim payment experience, the expected life of the claims, and other factors considered relevant to the claims. The liabilities for claims incurred under our self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free rate for government issues of an appropriate duration. All other self-insured liabilities are undiscounted. Each quarter we evaluate the adequacy of the assumptions used in developing these estimated liabilities and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2009 and 2008, our estimated liabilities for self-insured risks totaled $33.3 million and $36.5 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. If the average discount rate we used to determine the present value of our self-insured workers’ compensation liabilities had changed by 1%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2009 would have been impacted by approximately $481,000, resulting in an increase or decrease to 2009 consolidated net income of approximately $298,000.

New Accounting Standards

See Note 1, “Major Accounting and Reporting Policies,” of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption and effects, or expected effects on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market and the underlying accounting and business implications. To implement these strategies, we may enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that any of our efforts will be successful.

Derivative Instruments

We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and the covenants contained in our Credit Agreement in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. In May 2007, we entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under our Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25% ($80 million at December 31, 2009). This swap expires on May 31, 2010. In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that is effective beginning on June 30, 2010. The swap effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expires on September 30, 2012.

In connection with the Fifth Amendment to the Company’s Credit Agreement executed on October 27, 2009, the May 2007 interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, any future changes in the fair value of this swap agreement will be recorded by the Company as a nonexpense adjustment rather than a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the year ended December 31, 2009. The amount in accumulated comprehensive loss at the time the hedge was discontinued was $2,652,000 and was $1,593,000 at December 31, 2009. Because it is still probable that the forecasted transactions that were hedged will occur, this loss on the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. Although highly unlikely, should it become probable that the forecasted transactions will not occur, any amount in accumulated other comprehensive loss at such time would be reclassified as a nonexpense adjustment.

At December 31, 2009, the fair value of the interest rate swaps was a liability of $2,067,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months was approximately $2,074,000. During 2009 and 2008, the amount reclassified into earnings as an adjustment to interest expense was $4,425,000 and $2,542,000, respectively. The amount reclassified into earnings in 2007 was not material.

We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. We attempt to manage exposure to counterparty credit risk through minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company believes there have been no material changes in the creditworthiness of the counterparties to the interest-rate swap agreements. For additional information regarding our interest rate swap, see Note 1, “Major Accounting and Reporting Policies,” to audited consolidated financial statements under Item 8 of this annual report on Form 10-K.

Foreign Currency Exchange

Our International Operations segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our International Operations segment were 40.5%, 42.4%, and 38.6% of total revenues before reimbursements for 2009, 2008, and 2007, respectively. Except for borrowings in foreign currencies, we do not presently engage in any hedging activities to compensate for the effect of currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2009 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2009 by approximately $3.2 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2008 and 2007 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated pretax income in 2008 and 2007 by approximately $2.7 million and $2.3 million, respectively.

Interest Rates

Both the term loan and the revolving credit facility under our Credit Agreement have variable rates of interest. The revolving credit facility has a variable interest rate for each currency in which borrowings are denominated. These variable rates under the revolving credit facility are based on LIBOR or other factors set by the lenders.

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. Beginning May 2007, we use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2009 and December 31, 2008, if market interest rates had increased or decreased an average of 100 basis points, after considering the effect of our swap, our pre-tax interest expense would have changed by $907,000 and $696,000, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates used to value these obligations under SFAS 87 as of the plans’ respective measurement dates. If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $17.7 million at December 31, 2009. The impact of this change to 2009 consolidated pretax income would have been approximately $609,000.

To the extent changes in interest rates on our variable-rate borrowings move in the same direction as changes in the discount rates used for our defined benefit pension plans, changes in our interest expense on our borrowings will be offset to some degree by changes in our defined benefit pension cost. Periodic pension cost for our defined benefit pension plans is impacted primarily by changes in long-term interest rates whereas interest expense for our variable-rate borrowings is impacted more directly by changes in short-term interest rates.

Credit Risk Related to Performing Certain Services for Our Clients

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31,	2009	2008	2007
	(In thousands, except earnings
	per share amounts)

Revenues from Services:
Revenues before reimbursements	$969,868	$1,048,582	$975,143
Reimbursements	78,334	87,334	76,135

Total Revenues	1,048,202	1,135,916	1,051,278

Costs and Expenses:
Costs of services provided, before reimbursements	713,991	767,093	733,240
Reimbursements	78,334	87,334	76,135

Total costs of services	792,325	854,427	809,375
Selling, general, and administrative expenses	209,458	218,632	211,654
Corporate interest expense, net of interest income of $1,063, $1,994, and $1,876, respectively	14,166	17,622	17,326
Goodwill and intangible asset impairment charges	140,945	—	—
Restructuring and other costs	4,059	3,300	—

Total Costs and Expenses	1,160,953	1,093,981	1,038,355
Gain on disposals of businesses	—	2,512	3,980
Gain on sale of assets	—	—	4,844

(Loss) Income Before Income Taxes	(112,751)	44,447	21,747
Provision for Income Taxes	2,618	11,564	5,396

Net (Loss) Income	(115,369)	32,883	16,351
Less: Net Income Attributable to Noncontrolling Interest	(314)	(624)	(235)

Net (Loss) Income Attributable to Crawford & Company	$(115,683)	$32,259	$16,116

(Loss) Earnings Per Share:
Basic	$(2.23)	$0.63	$0.32

Diluted	$(2.23)	$0.62	$0.32

Weighted-Average Shares Used For:
Basic (Loss) Earnings Per Share	51,830	50,958	50,532

Diluted (Loss) Earnings Per Share	51,830	52,342	50,659

Cash Dividends Per Share:
Class A and Class B Common Stock	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31,	2009	2008
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$70,354	$73,124
Accounts receivable, less allowance for doubtful accounts of $11,983 and $12,341, respectively	139,215	157,430
Unbilled revenues, at estimated billable amounts	93,796	99,115
Prepaid expenses and other current assets	22,350	18,688

Total Current Assets	325,715	348,357

Property and Equipment:
Property and equipment	144,254	140,399
Less accumulated depreciation	(102,108)	(95,785)

Net Property and Equipment	42,146	44,614

Other Assets:
Goodwill	123,169	251,897
Intangible assets arising from business acquisitions, net	104,409	111,389
Capitalized software costs, net	50,463	46,296
Deferred income taxes	69,504	67,695
Other noncurrent assets	27,499	25,000

Total Other Assets	375,044	502,277

TOTAL ASSETS	$742,905	$895,248

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31,	2009	2008
	(In thousands, except par value amounts)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$32	$13,366
Accounts payable	35,449	40,711
Accrued compensation and related costs	70,871	77,802
Self-insured risks	18,475	17,939
Income taxes payable	—	5,675
Deferred income taxes	—	4,262
Deferred rent	15,777	15,645
Other accrued liabilities	31,541	41,333
Deferred revenues	53,664	59,679
Mandatory company contributions due to pension plan	25,000	10,300
Current installments of long-term debt and capital leases	8,189	2,284

Total Current Liabilities	258,998	288,996

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	173,061	181,206
Deferred revenues	33,524	42,795
Self-insured risks	14,824	18,531
Accrued pension liabilities, less current mandatory contributions	187,507	169,242
Other noncurrent liabilities	13,705	14,119

Total Noncurrent Liabilities	422,621	425,893

Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 27,355 and 26,523 shares issued and outstanding in 2009 and 2008	27,355	26,523
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,697 shares issued and outstanding in 2009 and 2008	24,697	24,697
Additional paid-in capital	29,570	26,342
Retained earnings	140,463	256,146
Accumulated other comprehensive loss	(165,403)	(158,157)

Shareholder Investment attributable to shareholders of Crawford & Company	56,682	175,551
Noncontrolling interests	4,604	4,808

Total Shareholders’ Investment	61,286	180,359

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$742,905	$895,248

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	($115,369)	$32,883	$16,351
Reconciliation of net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	140,945	—	—
Depreciation and amortization	31,010	30,331	29,646
Deferred income taxes	463	247	(1,437)
Stock-based compensation costs	5,510	5,858	2,929
Loss on disposals of property and equipment	117	195	554
Gains on sales of businesses	—	(2,512)	(3,980)
Gain on 2006 sale of former corporate headquarters	—	—	(4,844)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Accounts receivable, net	27,193	6,785	12,450
Unbilled revenues, net	12,481	22,093	(11,298)
Prepaid or accrued income taxes	(7,782)	3,077	4,322
Accounts payable and accrued liabilities	(16,749)	20,493	(2,184)
Deferred revenues	(15,827)	(19,024)	(22,571)
Accrued retirement costs	(7,844)	(25,416)	2,188
Prepaid expenses and other operating activities	(2,484)	(3,425)	1,302

Net cash provided by operating activities	51,664	71,585	23,428

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(9,886)	(15,214)	(16,129)
Capitalization of software costs	(14,823)	(16,797)	(11,980)
Proceeds from sales of businesses	—	4,269	5,000
Proceeds from sale of investment security	—	—	5,000
Payments for business acquisitions, net of cash acquired	(6,260)	(888)	(1,323)
Proceeds from disposals of property and equipment	135	662	395
Other investing activities	(335)	(68)	(50)

Net cash used in investing activities	(31,169)	(28,036)	(19,087)

Cash Flows from Financing Activities:
Proceeds from employee stock-based compensation plans	453	2,036	736
Increase in short-term borrowings	39,336	36,544	16,568
Payments on short-term borrowings	(57,622)	(48,296)	(18,051)
Dividends paid to noncontrolling interests	(274)	(610)	(144)
Payments on long-term debt and capital leases	(2,400)	(2,484)	(15,515)
Capitalized loan costs	(4,145)	—	(908)
Shares used to settle withholding taxes under stock-based compensation plans	(1,903)	(20)	(19)

Net cash used in financing activities	(26,555)	(12,830)	(17,333)

Effects of exchange rate changes on cash and cash equivalents	3,290	(8,450)	2,173

(Decrease) Increase in Cash and Cash Equivalents	(2,770)	22,269	(10,819)
Cash and Cash Equivalents at Beginning of Year	73,124	50,855	61,674

Cash and Cash Equivalents at End of Year	$70,354	$73,124	$50,855

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT, NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional		Other		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Interests	Investment
(In thousands)

Balance at January 1, 2007	$25,741	$24,697	$15,468	$207,891	$(62,646)	$4,544	$215,695
Comprehensive income:
Net income	—	—	—	16,116	—	235	16,351
Currency translation adjustments, net	—	—	—	—	16,382	411	16,793
Accrued retirement liabilities adjustment, net of $5,556 tax	—	—	—	—	9,460	—	9,460
Interest-rate swap, net of $(1,410) tax	—	—	—	—	(2,463)	—	(2,463)

Total comprehensive income							40,141
Impact of adoption of new income tax accounting guidance	—	—	—	(214)	—	—	(214)
Stock-based compensation costs	—	—	2,929	—	—	—	2,929
Shares issued in connection with stock-based compensation plans, net	197	—	539	—	—	—	736
Dividends paid to noncontrolling interests	—	—	—	—	—	(144)	(144)
Other equity transactions	(3)	—	121	—	—	—	118

Balance at December 31, 2007	25,935	24,697	19,057	223,793	(39,267)	5,046	259,261
Comprehensive loss:
Net income	—	—	—	32,259	—	624	32,883
Currency translation adjustments, net	—	—	—	—	(37,577)	(252)	(37,829)
Currency translations reclassed for disposal of business	—	—	—	—	(344)	—	(344)
Accrued retirement liabilities adjustment, net of $(46,253) tax	—	—	—	—	(80,639)	—	(80,639)
Interest-rate swap, net of $376 tax	—	—	—	—	(822)	—	(822)

Total comprehensive loss							(86,751)
Impact of adoption of new pension accounting guidance, net of $48 and $277 tax	—	—	—	94	492	—	586
Stock-based compensation costs	—	—	5,858	—	—	—	5,858
Shares issued in connection with stock-based compensation plans, net	593	—	1,443	—	—	—	2,036
Dividends paid to noncontrolling interests	—	—	—	—	—	(610)	(610)
Other equity transactions	(5)	—	(16)	—	—	—	(21)

Balance at December 31, 2008	26,523	24,697	26,342	256,146	(158,157)	4,808	180,359
Comprehensive loss:
Net (loss) income	—	—	—	(115,683)	—	314	(115,369)
Currency translation adjustments, net	—	—	—	—	17,344	(244)	17,100
Accrued retirement liabilities adjustment, net of $(8,682) tax	—	—	—	—	(26,521)	—	(26,521)
Interest-rate swaps, net of $1,147 tax	—	—	—	—	1,931	—	1,931

Total comprehensive loss							(122,859)
Stock-based compensation costs	—	—	5,510	—	—	—	5,510
Shares issued in connection with stock-based compensation plans, net	832	—	(2,282)	—	—	—	(1,450)
Dividends paid to noncontrolling interests	—	—	—	—	—	(274)	(274)

Balance at December 31, 2009	$27,355	$24,697	$29,570	$140,463	$(165,403)	$4,604	$61,286

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Major Accounting and Reporting Policies

Nature of Operations and Industry Concentration

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssm offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. The financial statements of the Company’s international subsidiaries, other than those in Canada and the Caribbean, are included in the Company’s consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The Company uses the purchase method of accounting for all acquisitions where the Company is required to consolidate the acquired entity into the Company’s financial statements. Results of operations of acquired businesses are included in the Company’s consolidated results from the acquisition date.

For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. At December 31, 2009 and 2008, the liabilities of this deferred compensation plan were $8,570,000 and $7,621,000, respectively, and the values of the assets held in the related rabbi trust were $13,551,000 and $12,985,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

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

Accounting Standards Codification

With the issuance of Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” the FASB approved its codification (the “Codification”) as the single source of authoritative GAAP for nongovernmental entities in the United States (“U.S.”) for interim and annual periods ending after September 15, 2009. As a result, on July 1, 2009, the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles,” as updated by Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105-Generally Accepted Accounting Principles,” to establish the Codification as the Company’s source of authoritative GAAP. The Codification also considers rules and interpretive releases of the SEC under authority of U.S. federal securities laws as additional sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. However, at its initial effective date of July 1, 2009, the purpose of the Codification was to reorganize existing GAAP into a consistent and logical structure. The Codification did not create new GAAP.

References to the superseded standards in the Company’s consolidated financial statements have been replaced by references to the Codification. In the Codification, ASC referencing is in the following numerical format: XXX-YY-ZZ-PP, where XXX represents the Topic number, YY represents the Subtopic number, ZZ represents the Subsection number, and PP represents the paragraph number. Subsequent standard-setting activity will be issued in ASUs, referenced as follows: YYYY-XX, where YYYY is the year issued and XX represents the sequential number for each ASU issued in that year. An ASU will serve as a transient document during the time between issuance of the ASU and the date the new or revised guidance becomes completely effective; once effective, the Codification will reflect all necessary amendments for the new or revised guidance.

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

Prior Year Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

The Company’s revenues are primarily comprised of claims processing or program administration fees and are generated from the Company’s four operating segments.

The U.S. Property & Casualty segment primarily serves the U.S. property and casualty insurance company market with additional services provided to the warranty and inspection services marketplaces. The International Operations segment primarily serves the property and casualty insurance company markets outside of the U.S. The Broadspire segment serves the U.S. self-insurance marketplace. The Legal Settlement Administration segment primarily serves the securities, bankruptcy, and other legal settlement markets.

Both the U.S. Property & Casualty segment and the International Operations segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies. The Company’s Broadspire segment earns revenues by providing initial loss reporting services for their claimants, loss mitigation services such as medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Legal Settlement Administration segment earns revenues by providing administration services related to settlements of securities cases, product liability cases, Chapter 11 bankruptcy noticing and distribution, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds.

Fees for professional services are recognized in unbilled revenues at the time such services are rendered, at estimated collectible amounts. Substantially all unbilled revenues are billed within one year.

Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company’s fixed-fee service arrangements typically call for the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where the Company provides services for the life of the claim, the Company only receives one fee for the life of the claim, regardless of the ultimate duration of the claim. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on a historical evaluation of actual claim closing rates by major line of coverage.

In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by the Company’s clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in the Company’s consolidated results of operations. The amounts of reimbursed expenses and related revenues offset each other in the Company’s results of operations with no impact to its net (loss) income.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2009, time deposits with original maturities of less than three months totaling approximately $1,425,000 were in financial institutions outside the United States.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit based on an evaluation of a client’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated on the Company’s Consolidated Balance Sheets at amounts due from clients net of an estimated allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates carrying value due to their short-term contractual stipulations.

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
	(In thousands)

Allowance for doubtful accounts, January 1	$12,341	$16,552	$16,802
Add/ (Deduct):
Provision (credit) to bad debt expense	(189)	(2,126)	1,299
Write-offs, net of recoveries	(701)	(974)	(1,674)
Currency translation and other changes	532	(1,077)	819
Adjustments for acquired and disposed businesses	—	(34)	(694)

Allowance for doubtful accounts, December 31	$11,983	$12,341	$16,552

For the years ended December 31, 2009, 2008, and 2007, the Company’s adjustments to revenues associated with client invoice adjustments totaled $3,151,000, $4,665,000, and $5,560,000, respectively.

Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired from business combinations. Indefinite-lived intangible assets consist of trade names associated with acquired businesses. Other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually.

Subsequent to a business acquisition in which goodwill was recorded as an asset, post-acquisition accounting requires that goodwill be tested to determine whether there has been an impairment loss. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2009.

Goodwill impairment testing is a two-step process performed on a reporting unit basis. In step 1 of the testing process, the fair value of each reporting unit is determined and compared to its book value. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed impaired. If the book value of the reporting unit exceeds its fair value, the testing proceeds to step 2. In step 2, the reporting unit’s fair value is allocated to its assets and liabilities following acquisition accounting procedures to determine the implied fair value of goodwill. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the book values of other assets or liabilities. There is an impairment if (and to the extent) the carrying value of goodwill exceeds its implied fair value. An impairment loss reduces the recorded goodwill and cannot subsequently be reversed.

For step 1 of goodwill impairment testing, the carrying value of each of the Company’s reporting units is compared to the estimated fair value of the reporting unit as determined utilizing an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The discount rate used reflects the Company’s assessment of a market participant’s view of the risks associated with the projected cash flows. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to these assumptions used and to management’s application of these assumptions, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

For impairment testing of indefinite-lived intangible assets, the carrying value is compared to the fair value, which represents the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset over its estimated remaining useful life. Long-lived assets are tested at an asset or asset group level that is determined to be the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company’s four operating segments are deemed to be reporting units because the components of each operating segment have similar economic characteristics. If changes to the Company’s reporting structure impact the composition of the Company’s reporting units, existing goodwill is reallocated to the revised reporting units based on their relative fair market values as determined by a discounted cash flow analysis. If all of the assets and liabilities of an acquired business are assigned to a specific reporting unit, then the goodwill associated with that acquisition is assigned to that reporting unit at acquisition unless another reporting unit is also expected to benefit from the acquisition.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment, including assets under capital leases, consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Land	$603	$545
Buildings and improvements	27,842	26,302
Furniture and fixtures	51,723	49,819
Data processing equipment	61,003	60,523
Automobiles and other	3,083	3,210

Total property and equipment	144,254	140,399
Less accumulated depreciation	(102,108)	(95,785)

Net property and equipment	$42,146	$44,614

Additions to property and equipment under capital leases totaled $81,000, $208,000, and $328,000 for 2009, 2008, and 2007, respectively. Additions to property and equipment that were funded directly by lessors totaled $100,000 and $4,921,000 for 2009 and 2007, respectively. There were no such additions in 2008.

The Company depreciates the cost of property and equipment, including assets recorded under capital leases, over the shorter of the remaining lease term or the estimated useful lives of the related assets, primarily using the straight-line method. The estimated useful lives for property and equipment classifications are as follows:

Classification	Estimated Useful Lives

Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles	3-4 years
Buildings and improvements	7-40 years

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $14,433,000, $14,992,000, and $14,081,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has future economic benefits. Certain internal and external costs incurred during the application stage of development are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consists of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. At least annually, the Company evaluates capitalized software for impairment. Amortization expense for capitalized software was $10,144,000, $8,875,000, and $9,165,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Self-Insured Risks

The Company self insures certain insurable risks consisting primarily of professional liability, auto liability, employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims payment experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2009 and 2008, accrued liabilities for self-insured risks totaled $33,299,000 and $36,470,000, respectively, including current liabilities of $18,475,000 and $17,939,000, respectively.

Defined Benefit Pensions and Other Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company’s defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company’s defined benefit pension plans. A fixed number of U.S. employees, retirees, and eligible dependents are covered under a frozen post-retirement medical benefits plan in the U.S. In addition, the Company sponsors nonqualified, unfunded defined benefit pension plans for certain employees and retirees.

The Company sponsors defined benefit pension plans in the U.S. and U.K. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan. The Company’s U.K. defined benefit pension plans have also been closed for new employees, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the plan was closed.

Effective December 31, 2006, the Company adopted new accounting guidance for the recognition and disclosure of defined benefit pension and other postretirement plans. This guidance requires sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the balance sheet, and provide additional disclosures. As permitted by the new guidance, the Company’s adoption was in two phases. On December 31, 2006, the Company adopted the first phase, the recognition and disclosure provisions. The requirement to measure the fair value of plan assets and benefit obligations as of the most recent balance sheet date, the second phase, was effective for the Company on January 1, 2008. Prior to 2008, the Company’s frozen U.S. defined benefit retirement plans as well as its frozen U.S. retiree medical benefit plan used a September 30 annual measurement date. Under the new guidance, the September 30 early measurement date can no longer be used and the Company became required to instead use December 31 as its year-end measurement date beginning in 2008. The Company’s United Kingdom (“U.K.”) and other international defined benefit plans already used a fiscal year-end measurement date, and thus no measurement date changes were needed for the non-U.S. plans. The new guidance provided entities with two alternatives to transition to a fiscal year-end measurement date. The Company selected the alternative that allowed it to use the existing early measurement date of September 30, 2007 to compute net benefit costs for the period between October 1, 2007 and December 31, 2008 (the “15-month alternative”). Net periodic benefit costs under the 15-month period alternative were a net credit of $711,000 before income taxes for the Company’s U.S. defined benefit pension plan and its frozen U.S. retiree medical benefit plan. Eighty percent of this net periodic benefit expense credit, or approximately $569,000 credit before income taxes, was recognized in the Company’s Consolidated Statement of Income as a periodic benefit cost reduction during 2008. The remaining 20% of the benefit credit, or approximately $94,000 credit after income taxes, was credited to the Company’s beginning retained earnings on January 1, 2008. The 2008 adoption of the second phase of the new guidance resulted in a credit of $769,000, or approximately $492,000 net of income taxes, to the Company’s Accumulated Other Comprehensive Loss.

External trusts are maintained to hold assets of the Company’s defined benefit pension plans in the U.S. and U.K. The Company’s funding policy is to make cash contributions in amounts sufficient to meet regulatory funding requirements. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not recorded on the Company’s Consolidated Balance Sheet. Instead, the funded or unfunded status of the Company’s defined benefit pension plans are recorded on the Company’s Consolidated Balance Sheet based on the projected benefit obligations less the fair values of the plans’ assets. See Note 9, “Retirement Plans.”

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to revenue recognition, accrued compensation, pension plans, self-insurance, and depreciation and amortization.

For financial reporting purposes, the provision for income taxes is the sum of income taxes both currently payable and payable on a deferred basis. Currently payable income taxes represent the liability related to the income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred income tax assets or liabilities as reported on the Company’s Consolidated Balance Sheets that are not related to balances in Accumulated Other Comprehensive Loss. The changes in deferred income tax assets and liabilities are determined based upon changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the enacted statutory tax rates in effect for the year in which the Company estimates these differences will reverse. The Company must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets.

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which the Company operates, the ability of the Company to utilize net operating loss carryforwards, and the Company’s accounting for any uncertain tax positions. See Note 8, “Income Taxes.”

Effective January 1, 2007, the Company adopted new accounting guidance issued by the FASB to create a single model to address accounting for uncertainty in tax positions. The new guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements. The new guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of the new guidance resulted in a $214,000 charge to the Company’s retained earnings on January 1, 2007.

Sales and Other Taxes Assessed by Governments

In certain jurisdictions, both in the U.S. and internationally, various governments and taxing authorities require the Company to assess and collect sales and other taxes, such as Value Added Taxes, on certain services that the Company renders and bills to its customers. The majority of the Company’s revenues are not currently subject to these types of taxes. The Company records these government-imposed taxes on a net basis with amounts collected related to these pass-through taxes recorded as balance sheet transactions.

Net (Loss) Income Attributable to Crawford & Company per Common Share

Both classes of the Company’s common stock, Common Stock Class A (“CRDA”) and Common Stock Class B (“CRDB”), share equally in the Company’s earnings for purposes of computing earnings per share (“EPS”).

Basic EPS is computed based on the weighted-average number of total common shares outstanding during the respective period, including nonvested shares of issued restricted stock that are entitled to receive dividends should any dividends be declared. Diluted EPS is computed under the “treasury stock” method based on the weighted-average number of total common shares outstanding, including nonvested shares of restricted stock that are entitled to receive dividends should any dividends be declared, plus the dilutive effect of: outstanding stock options, estimated shares issuable under employee stock purchase plans, and nonvested shares under the Company’s Executive Stock Bonus Plan that vest based on service conditions or on performance conditions that have been achieved.

The computations of basic and diluted net (loss) income attributable to Crawford & Company per common share, after giving effect to the adoption of ASC 260-10-45-60, “Earnings Per Share-Overall-Other Presentation Matters,” were as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008		2007
	In thousands, except (loss)
	earnings per share

Net (loss) income attributable to Crawford & Company	$(115,683)	$32,259		$16,116

Weighted average common shares used to compute basic (loss) earnings per share	51,830	50,958		50,532
Dilutive effects of stock-based compensation plans	— (a)	1,384	(b)	127	(c)

Weighted-average common share equivalents used to compute diluted (loss) earnings per share	51,830	52,342		50,659

Basic (loss) earnings per share	$(2.23)	$0.63		$0.32

Diluted (loss) earnings per share	$(2.23)	$0.62		$0.32

(a)	For the year ended December 31, 2009, the Company excluded from its loss per share calculations all common share equivalents because their inclusion would have been anti-dilutive. The weighted-average number of these common share equivalents for the year ended December 31, 2009 totaled approximately 842,000 shares. These common share equivalents excluded weighted-average stock options of approximately 2,496,000, because their inclusion would have been anti-dilutive based on the average price of CRDA during 2009.

(b)	Weighted-average outstanding stock options to purchase approximately 1,944,000 shares of CRDA were excluded from the computations of diluted EPS for the year ended December 31, 2008, because their inclusion would have been antidilutive based on the average price of CRDA during 2008.

(c)	Weighted-average outstanding stock options to purchase approximately 2,494,000 shares of CRDA were excluded from the computations of diluted EPS for the year ended December 31, 2007, because their inclusion would have been antidilutive based on the average price of CRDA during 2007.

Foreign Currency

Realized net gains from foreign currency transactions totaled $2,011,000, $2,046,000, and $508,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results from operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments are included in comprehensive income (loss) in the Company’s Consolidated Statements of Shareholders’ Investment, Noncontrolling Interest, and Comprehensive Income (Loss), and the accumulated translation adjustment is reported as a component of accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translations, the effective portions of the Company’s interest rate swaps, and accrued pension and retiree medical liability adjustments. The Company reports comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss). Ending accumulated balances for each item in accumulated other comprehensive loss included in the

Company’s Consolidated Balance Sheet and Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss) were as follows:

	2009	2008	2007
	(In thousands)

Adjustments to retirement liabilities	$(263,438)	$(228,235)*	$(102,112)
Tax benefit on retirement liabilities adjustments	93,025	84,343	38,367

Adjustments to retirement liabilities, net of tax	(170,413)	(143,892)*	(63,745)
Effective portions of interest rate swaps, net of tax	(1,354)	(3,285)	(2,463)
Foreign currency translation adjustments	6,364	(10,980)	26,941

Total accumulated other comprehensive loss	$(165,403)	$(158,157)	$(39,267)

*	Includes adjustment of $769,000, net of $492,000 after income tax, relating to the second phase adoption of new accounting guidance. See Note 9, “Retirement Plans.”

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition guidance issued by the FASB for share-based payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2009, 2008, and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. Under the modified-prospective-transition method, results for prior periods have not been restated. The guidance requires the cash flows related to any tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) to be classified as financing cash flows. During the years ended December 31, 2009, 2008, and 2007, the Company recognized no such excess tax benefits.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3,121,000, $3,532,000, and $3,275,000, respectively, for the years ended December 31, 2009, 2008, and 2007.

Adoption of New Accounting Standards

The Company’s adoption of any other new accounting standards not previously discussed in this Note 1 is presented below.

Expanded Disclosure for Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted ASC 815-10-50, “Derivatives and Hedging-Overall-Disclosure,” which requires expanded disclosures about an entity’s derivative instruments and hedging activities, including requirements that interim financial statements include certain disclosures for derivative instruments. ASC 815-10-50 did not change any accounting requirements, but instead relates only to disclosures. Since this new guidance relates only to disclosures, its adoption did not have any impact on the Company’s results of operations, financial condition, or cash flows. See Note 5 “Interest Rate Swap Agreements” and Note 6 “Fair Value.”

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

Business Combinations

On January 1, 2009, the Company adopted ASC 805, “Business Combinations.” ASC 805 changed many well-established business combination accounting practices and significantly affected how acquisition transactions are reflected in the financial statements. ASC 805 changed the accounting treatment for certain acquisition-related activities that occur after its adoption including (a) recording contingent consideration at the acquisition date at fair value, (b) expensing acquisition-related costs as incurred, and (c) expensing restructuring costs associated with the acquired business. ASC 805 also introduced certain new disclosure requirements. Since ASC 805 uses an expanded definition of a business, the Company was required to evaluate its reporting units at adoption. The adoption of ASC 805 did not have an impact on the Company’s consolidated financial statements. However, it could have a significant impact on the accounting for any future acquisitions.

Share-Based Payments As Participating Securities for EPS Calculations

On January 1, 2009, the Company adopted ASC 260-10-45-60, “Earnings Per Share-Overall-Other Presentation Matters.” Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and as such they are included in the computation of basic earnings per share (“EPS”) using the two-class method. Upon adoption, all prior-period EPS data were adjusted retrospectively to conform to the provisions of ASC 260-10-45-60. The Company’s grants of restricted shares of its Class A Common Stock made under its Executive Stock Bonus Plan provide for the payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants are now considered participating securities and thus the two-class method of computing EPS applies to the Company upon adoption of the new guidance. The impact of ASC 260-10-45-60 on the Company’s basic and diluted EPS calculations for any time period depends upon the number of unvested restricted stock grants outstanding for the period. The adoption of this new guidance reduced basic EPS by $0.01 for the year ended December 31, 2008. For the year ended December 2007, retroactive adoption of this new guidance did not change EPS amounts from those originally reported before the adoption.

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

Measuring Liabilities at Fair Value

On August 28, 2009, ASU 2009-05 was issued by the FASB. ASU 2009-05 amended ASC 820-10, “Fair Value Measurements and Disclosures-Overall,” by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs for the existence of a restriction that prevents the transfer of the liability. The Company adopted the provisions of ASU 2009-05 on October 1, 2009. Its adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Employers’ Disclosures About Postretirement Benefit Plan Assets

ASC 715-10-50, “Compensation-Retirement Benefits,” requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. ASC 715-10-50 replaces many of the disclosures currently required under GAAP and requires disclosure of the fair value of each major asset category. Disclosure is also required for the level within the fair value hierarchy of each major category of plan assets, using the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures.” Employers are required to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable to a) actual return on plan assets, b) purchases, sales, and settlements (net), and c) transfers in and out of Level 3, if any. ASC 715-10-50 is effective beginning with the Company’s December 31, 2009 annual disclosures related to its defined benefit pension plans. The Company’s other postretirement plans are not funded, thus the disclosure provisions of ASC 715-10-50 do not apply to those plans. Since ASC 715-10-50 relates only to disclosures, its adoption did not have an impact on the Company’s results of operations, financial condition, or cash flows. See Note 9, “Retirement Plans.”

Pending Adoption of New Accounting Standards

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

Variable Interest Entities

On June 12, 2009, the FASB issued ASU 2009-17, which amends ASC 810, “Consolidations” and other related guidance. ASU 2009-17 will make certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. ASU 2009-17 is effective for the Company on January 1, 2010. Based on the current status of the entities that are evaluated under existing guidance for consolidation in the Company’s consolidated financial statements, the Company does not expect the adoption of ASU 2009-17 to have a material impact on its results of operations, financial condition, or cash flows.

2.	Dispositions And Acquisitions of Businesses

Disposition of Netherlands Subsidiary

In 2008, the Company’s Netherlands subsidiary sold the capital stock of one of its subsidiaries. The net cash received from the buyer was $4,269,000, which consisted of the cash sale price of $5,256,000, less cash of $987,000 retained in the sold subsidiary. The nontaxable gain recognized on this disposition was $2,512,000, including a cumulative translation adjustment of $344,000 related to this sold entity. In connection with this disposition, the Company derecognized goodwill of $1,437,000 from the Company’s International Operations segment and reporting unit. The revenues and expenses of this sold subsidiary were not material to the consolidated financial statements of the Company or to the operating results of the Company’s International Operations segment. Accordingly, the Company has not reported the disposed business as discontinued operations in its consolidated financial statements.

Acquisition of Specialty Liability Services Ltd.

In 2006, the Company’s U.K. subsidiary acquired all of the outstanding stock of Specialty Liability Services Ltd. (“SLS”). The purchase price paid at acquisition was $7,965,000, less $1,099,000 cash acquired. The results of SLS’s operations have been included in the Company’s consolidated financial statements since that date. SLS is a specialist liability adjusting and claims handling company with operations in the U.K. The net assets acquired included amortizable intangible assets of $1,409,000, indefinite-live intangible assets of $2,487,000, and goodwill of $2,929,000. The purchase price was increased by $1,545,000, $888,000 and $338,000 in 2009, 2008 and 2007, respectively, due to additional acquisition costs incurred in 2007 and earnout payments in all three years. At December 31, 2009, all contingent amounts related to the SLS acquisition have been determined and all have been paid with the exception of $791,000 expected to be paid in 2010. At December 31, 2009, this $791,000 is included in Goodwill and in current Accrued Liabilities on the Company’s Consolidated Balance Sheet.

Other acquisitions made by the Company in 2009, 2008, and 2007 were not material.

3.	Goodwill And Intangible Assets

The goodwill recognized, fair values of assets acquired, liabilities assumed, and the net cash paid in 2009 and 2008 related to acquired businesses, including adjustments for prior acquisitions, were as follows:

	2009	2008
	(In thousands)

Goodwill acquired
For current year acquisitions:
U.S. Property & Casualty segment	$1,000	$—
Adjustments for prior years’ acquisitions:
International Operations segment	1,545	4,949

Total goodwill	$2,545	$4,949
Intangible assets acquired
Adjustments for prior years’ acquisitions:
Corporate	—	$6

Total intangible assets	$—	$6
Fair values of tangible assets acquired	$—	$(6)
Earnout payment in accrued liabilities	$1,391	$4,061
Earnout payment paid from accrued liabilities	$5,106	$—
Cash paid, net of cash acquired	$6,260	$888

Adjustments for prior years’ acquisitions were for payments made under earnout agreements. Included in the 2008 goodwill adjustments of $4,949,000 for the International Operations segment is a $4,061,000 additional earnout payment due to the seller of Robertson & Company Group (“Robertson”). Robertson was acquired by the Company’s Australian subsidiary in 2002. Based on the earnout agreement, the Company recorded a determinable earnout payment in translated U.S. dollars of $4,061,000 in goodwill at December 31, 2008. However, the Company was not required to make this earnout payment until 2009, thus it was not reflected as a use of cash in the investing section of the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2008. This accrued earnout payment was paid to Robertson in 2009 when the translated amount in U.S. dollars had changed to $5,106,000 at time of payment.

Goodwill Impairment Charge in 2009

Due to declines in current and forecasted operating results for the Company’s Broadspire segment and reporting unit, the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in the Company’s stock prices, the Company recorded a noncash impairment charge of $140.3 million during 2009. This impairment charge is not deductible for income tax purposes and is not reflected in

Broadspire’s segment operating loss. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement.

The first step of the goodwill impairment testing and measurement process involved estimating the fair value of Broadspire using an internally prepared discounted cash flow analysis. The discount rate utilized in estimating the fair value of Broadspire was 14%, reflecting the Company’s assessment of a market participant’s view of the risks associated with Broadspire’s projected cash flows. The terminal growth rate used in the analysis was 3%. The results of step 1 of the process indicated potential impairment of the goodwill because the carrying value of Broadspire exceeded its estimated fair value. As a result, the Company then performed step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustments were made to the basis of any tangible asset or liability as a result of this process. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008:

	U.S. Property		Legal Settlement	International
	& Casualty	Broadspire	Administration	Operations	Total
	(In thousands)

Balance at December 31, 2007:
Goodwill	$5,834	$140,345	$20,049	$92,983	$259,211
Accumulated Impairment Losses	—	—	—	—	—

Net	5,834	140,345	20,049	92,983	259,211
2008 Activity:
Goodwill for acquired businesses	—	—	—	4,949	4,949
Goodwill for disposed business	—	—	—	(1,437)	(1,437)
Transfer of business	3,813	—	(3,813)	—	—
Foreign currency effects	—	—	—	(10,826)	(10,826)

Balance at December 31, 2008:
Goodwill	9,647	140,345	16,236	85,669	251,897
Accumulated Impairment Losses	—	—	—	—	—

Net	9,647	140,345	16,236	85,669	251,897
2009 Activity:
Goodwill for acquired businesses	1,000	—	—	1,545	2,545
Goodwill for disposed business	—	—	—	(29)	(29)
Foreign currency effects	—	—	—	9,101	9,101
Impairment	—	(140,345)	—	—	(140,345)

Balance at December 31, 2009:
Goodwill	10,647	140,345	16,236	96,286	263,514
Accumulated Impairment Losses	—	(140,345)	—	—	(140,345)

Net	$10,647	$—	$16,236	$96,286	$123,169

On January 1, 2008, the Company’s Strategic Warranty Services unit was transferred from the Legal Settlement Administration segment to the U.S. Property & Casualty segment. As a result of this transfer, $3,813,000 of goodwill was reallocated from the Legal Settlement Administration reporting unit and segment to the U.S. Property & Casualty reporting unit and segment.

The following is a summary of intangible assets at December 31, 2009 and 2008:

					Weighted-Average
	Gross Carrying	Accumulated	Accumulated		Amortization
	Amount	Amortization	Impairments	Net Carrying Value	Period
	(In thousands, except years)

Intangible assets subject to amortization:
December 31, 2009:
Customer Relationships	$89,425	$(19,017)	$—	$70,408	11.7 years
Technology-Based	4,100	(1,360)	—	2,740	6.2 years

Total	$93,525	$(20,377)	$—	$73,148	11.4 years

December 31, 2008:
Customer Relationships	$89,401	$(13,009)	$—	$76,392	12.7 years
Technology-Based	4,100	(921)	—	3,179	7.2 years

Total	$93,501	$(13,930)	$—	$79,571	12.3 years

Intangible assets not subject to amortization:
December 31, 2009:
Trademarks	$31,861		$(600)	$31,261
December 31, 2008:
Trademarks	$31,818		$—	$31,818

As a result of the Broadspire goodwill impairment noted above, the Company also performed impairment tests in 2009 for its intangible assets arising from business acquisitions. As a result, the Company recorded a noncash intangible asset impairment charge of $600,000 during 2009. This intangible asset related to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit. This impairment charge is not reflected in Broadspire’s segment operating loss. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement.

Amortization of intangible assets was $6,433,000, $6,464,000, and $6,399,000 for the years ended December 31, 2009, 2008, and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, amortization expense for customer-relationship intangible assets in the amounts of $5,994,000,$6,025,000, and $6,025,000, respectively, were excluded from operating earnings (see Note 12, “Segment and Geographic Information”). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 5 to 15 years. For intangible assets at December 31, 2009 subject to amortization, annual estimated aggregate amortization expense is $6,433,000 for 2010 and 2011; $6,399,000 for 2012; and $6,374,000 for 2013 and 2014.

4.	Short-Term and Long-Term Debt, including Capital Leases

On October 31, 2006, the Company entered into a secured credit agreement (the “Credit Agreement”) with a syndication of lenders. The Credit Agreement provides for a maximum borrowing capacity of $310,000,000, comprised of (i) a term loan facility (the “term loan”) with an original principal amount of $210,000,000 and (ii) a revolving credit facility in the principal amount of $100,000,000 with a swingline subfacility, a letter of credit subfacility, and a foreign currency sublimit. The Credit Agreement has been amended five times since October 31, 2006. All amendments to the Company’s Credit Agreement have been accounted for as a modification of existing debt. Amended provisions of the original agreement and amendments that were subsequently superseded by other amendments are not included in this note.

At December 31, 2009 and 2008, a total of $180,675,000 and $194,618,000, respectively, was outstanding under the Credit Agreement. In addition, undrawn commitments under letters of credit totaling $19,569,000 and $19,870,000 were outstanding at December 31, 2009 and 2008, respectively, under the letters of credit subfacility of the Credit Agreement. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the unused balance of the revolving credit portion of the credit facility totaled $80,431,000 and $68,286,000 at December 31, 2009 and 2008, respectively.

Short-term borrowings, including bank overdraft facilities, totaled $32,000 and $13,366,000 at December 31, 2009 and 2008, respectively.

Long-term debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Term loan facility, principal of $525 and interest payable quarterly with balloon payment due October 2013	$180,675	$182,775
Other term loan payable to bank	161	231
Capital lease obligations	414	484

Total long-term debt and capital leases	181,250	183,490
Less: current installments	(8,189)	(2,284)

Total long-term debt and capital leases, less current installments	$173,061	$181,206

The Company’s capital leases are primarily comprised of leased automobiles with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s interest rate hedge and amortization of capitalized loan origination costs, on the Company’s short-term and long-term borrowings was $15,229,000, $19,616,000, and $19,202,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Interest paid on the Company’s short-term and long-term borrowings was $14,339,000, $19,037,000, and $21,166,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2008, the weighted-average interest rate on borrowings outstanding under the revolving credit facility was 9.97% and all outstanding borrowings were outside the U.S. At December 31, 2009, no borrowings were outstanding under the revolving credit facility. The term loan has a variable interest rate based on LIBOR, and at December 31, 2009 the interest rate on the term loan was LIBOR (with a 2.0% floor) plus 3.25%, or 5.25%. See Note 5, “Interest Rate Swap Agreements,” for more on the Company’s effective rate of interest incurred on its outstanding borrowings.

Scheduled principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2009 are as follows:

	Payments Due by Period
				2015
		2011-	2013-	and
	2010	2012	2014	Thereafter	Total
	(In thousands)

Long-term debt, including current portions	$8,029	$4,307	$168,500	$—	$180,836
Capital lease obligations	160	219	35	—	414

Total	$8,189	$4,526	$168,535	$—	$181,250

The term loan currently requires minimum principal repayments of $525,000 at the end of each calendar quarter with a final balloon payment due on October 30, 2013. Outstanding borrowings under the revolving credit facility are also due in full on October 30, 2013. Interest is payable quarterly on the term loan. For the revolving credit facility, interest is payable at least quarterly. During 2009, the Company made only the required quarterly repayments of $525,000 on the term loan. Under the Company’s Credit Agreement, the Company may be required to make additional annual debt repayments if the Company generates excess cash flows and fails to meet certain leverage ratios as defined in the Credit Agreement. For the year ended December 31, 2009, the Company anticipates an excess cash flow payment of approximately $5,875,000 to be paid on March 31, 2010. This excess cash flow payment is classified as a current liability in the above table and on the Company’s consolidated balance sheet at December 31, 2009.

The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments, loans, sales and leasebacks, dividends and distributions, and certain fundamental changes. Each of the direct and indirect domestic subsidiaries of the Company, and certain of its foreign subsidiaries, guarantee the obligations of the Company under the Credit Agreement. The Company’s and the subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties. In addition, the Credit Agreement requires the Company to meet certain financial tests.

In February 2009, the Company amended its Credit Agreement so that it could enhance certain operational and financial aspects of its business, including, among other things, undertaking an internal corporate realignment of certain of the Company’s operating subsidiaries and assets. A substantial portion of this realignment was completed in connection with the execution of this amendment. This corporate realignment did not impact the composition of the Company’s four operating segments. In addition, the amendment provides the Company with the ability to repurchase and retire, from time to time through December 2010, up to $25.0 million of the outstanding term debt under the agreement.

In October 2009, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment affected the following changes to the Company’s Credit Agreement, among others:

•	provided the Company the option to increase the revolving commitment amount or incur additional term loans under the Credit Agreement of up to a maximum of $50,000,000 in aggregate;

•	extended the revolving credit termination date to October 30, 2013;

•	modified the restricted payments basket;

•	imposed a LIBOR floor of 2.0% on all LIBOR-based loans under the Credit Agreement;

•	increased the applicable margin (as defined) and applicable commitment fee percentage;

•	increased the unsecured indebtedness basket from $5,000,000 to $200,000,000, provided that 50% of the proceeds thereof are applied as a mandatory prepayment to the term loans and revolving loans, in that order under the Credit Agreement; and

•	modified the maximum leverage ratio, defined as the ratio of consolidated debt to earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges (“EBITDA”), to no more than (i) 3.25 to 1.00 through March 31, 2011, (ii) 3.00 to 1.00 from June 30, 2011 through March 31, 2012, (iii) 2.75 to 1.00 from June 30, 2012 through September 30, 2012, and (iv) 2.50 to 1.00 from December 31, 2012.

Under the Credit Agreement, the fixed charge coverage ratio, defined as the ratio of EBITDA to total fixed charges consisting of scheduled principal and interest payments and restricted payments as defined in the Credit Agreement, of the Company and its consolidated subsidiaries must not be less than 1.50 to 1.00.

The Credit Agreement also provides for the Company and its consolidated subsidiaries to maintain a minimum net worth of at least the sum of (i) $150,000,000 plus (ii) 50% of the cumulative net income of the

Company and its consolidated subsidiaries after the third quarter of 2006 plus (iii) any net proceeds from any underwritten public offering of any capital stock of the Company.

The covenants in the Credit Agreement also place certain restrictions on the Company’s ability to pay dividends to shareholders, including a $4,500,000 limit in any four quarter period if the Leverage Ratio, as defined, is less than 2.75 to 1.00 but exceeds 2.25 to 1.00, and a $12,500,000 limit on dividend payments in any four quarter period if the leverage ratio is less than or equal to 2.25 to 1.00.

In the event of a default by the Company under the Credit Agreement, the lenders may terminate the commitments under the agreement and declare any amounts then outstanding, including all accrued interest and unpaid fees, payable immediately. For events of default relating to insolvency, bankruptcy or receivership, the commitments are automatically terminated and the amounts outstanding become payable immediately.

At December 31, 2009, the Company was in compliance with the financial covenants under the Credit Agreement. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Agreement. In such an event, the Company would need to obtain a waiver of the default or repay the outstanding indebtedness under the Credit Agreement. If the Company could not obtain a waiver on satisfactory terms, it could be required to renegotiate the Credit Agreement, or obtain other financing in order to repay all amounts due thereunder. Any such renegotiations, if successful, or any other financing, if completed, could result in less favorable terms, including higher interest rates, accelerated payments, and fees. No assurance can be provided that any necessary renegotiations or other financing arrangements could be completed in a timely manner, or at all.

5.	Interest Rate Swap Agreements

The Company manages its exposure to the impact of interest rate changes by entering interest rate swap agreements. The Company designates pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate debt. Pay-fixed swaps effectively convert floating rate debt to fixed-rate debt. The Company reports the effective portion of the change in fair value of the derivative instrument as a component of its accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or non-current other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting a counterparty only if it meets certain credit and other financial standards.

In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converts the LIBOR-based portion of the interest rate under the Company’s Credit Agreement for a portion of its floating-rate debt to a fixed rate of 5.25%. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term and was $80,000,000 at December 31, 2009.

In connection with the Fifth Amendment to the Company’s Credit Agreement, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, any future changes in the fair value of this swap agreement will be recorded by the Company as a noninterest expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the year ended December 31, 2009. The pretax amount in accumulated comprehensive loss at the time the hedge was discontinued was $2,652,000 and was $1,593,000 at December 31, 2009. Because it is still probable that the forecasted transactions that were hedged will occur, this loss on the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. The

Company believes there have been no material changes in the creditworthiness of the counterparty to this interest-rate swap agreement

In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that is effective beginning on June 30, 2010. The swap effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90,000,000 million of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company believes there have been no material changes in the creditworthiness of the counterparties to this interest-rate swap agreement.

At December 31, 2009, the fair value of the interest rate swaps was a liability of $2,067,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months was approximately $2,074,000.

The effective portions of the pre-tax losses on the Company’s interest-rate swap derivative instruments are categorized in the table below:

	Loss Recognized in Other		Loss Reclassified from
	Comprehensive Loss		Accumulated OCL into
	(“OCL”) on Derivative —		Income — Effective
	Effective Portion		Portion(1)
Year Ended December 31,	2009	2008	2009	2008
	(In thousands)

Cash Flow Hedging Relationship:
Interest rate hedge	$400	$—	$—	$—
Interest Rate Swap Discontinued as a Cash Flow Hedge	$947	$3,740	$4,425	$2,542

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Consolidated Statements of Operations.

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the years ended December 31, 2009, 2008 or 2007.

The balances and changes in accumulated other comprehensive loss related to the effective portions of the Company’s interest rate hedges for the year ended December 31, 2009 and 2008 were as follows:

	Year Ended
	December 31,	December 31,
	2009	2008
	(In thousands)

Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(3,285)	$(2,463)
Loss reclassified into income, net of tax	2,776	1,744
Loss recognized during period, net of tax	(845)	(2,566)

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(1,354)	$(3,285)

The Company’s interest rate swap agreements contain a provision providing that if the Company is in default under its Credit Agreement (see Note 4), the Company may also be deemed to be in default under its interest rate swap agreements. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreements at values determined at the time of default. At December 31, 2009, no such default existed, and the Company had no assets posted as collateral under its interest rate swap agreements.

6.	Fair Value

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

		Fair Value Measurements at
		December 31, 2009
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Money market funds(1)	$2,888	$2,888	$—	$—
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap(2)	(400)	—	(400)	—
Derivative discontinued as hedging instrument:
Interest rate swap(2)	(1,667)	—	(1,667)	—

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)	The fair value of the interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contracts and the forward interest rate curve adjusted for the Company’s credit risk. The fair values of the hedge instruments are either current or non-current Other Liabilities and/or Other Assets on the Company’s Consolidated Balance Sheet based upon the term of the hedged item.

Fair Value Disclosures

The fair value of accounts payable and short-term borrowings approximates their carrying value due to the short-term maturity of the instruments. The Company estimates the fair value of its term note payable based on a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. The fair value of the Company’s variable-rate long-term debt approximates carrying value at December 31, 2009.

7.	Commitments Under Operating Leases

The Company and its subsidiaries lease certain office space, computer equipment, and automobiles under operating leases. For office leases that contain scheduled rent increases or rent concessions, the Company recognizes monthly rent expense based on a calculated average monthly rent amount that considers the rent increases and rent concessions over the life of the lease term. Leasehold improvements of a capital nature that are made to leased office space under operating leases are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. License and maintenance costs related to the leased vehicles are paid by the Company. Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

	2009	2008	2007
	(In thousands)

Office space	$44,069	$46,501	$48,026
Automobiles	7,978	9,651	8,654
Computers and equipment	728	646	634

Total operating leases	$52,775	$56,798	$57,314

At December 31, 2009, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows: 2010 — $51,723,000; 2011 — $41,668,000; 2012 — $34,429,000; 2013 — $28,342,000; 2014 — $21,386,000; and thereafter — $61,756,000. Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective August 1, 2006, the Company entered into an 11-year operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $31,227,000 related to this lease. Additionally, the Company is responsible for certain property operating expenses. Leasehold improvements totaling $4,921,000 were funded directly by the lessor.

On October 31, 2006, the Company acquired Broadspire Management Services, Inc. (“BMSI”). Included in the acquired commitments of BMSI was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments $51,020,000 related to this Plantation, Florida lease. A majority of this office space is subleased at December 31, 2009. Under executed sublease arrangements at December 31, 2009 between the Company and sublessors, as described below, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)

2010	$2,098
2011	2,211
2012	2,461
2013	2,503
2014	1,082
2015-2021	4,612

Total minimum sublease payments to be received	$14,967

One of the Plantation, Florida sublease agreements is for an entire building and expires in March 2014. At expiration, this sublessor has the option to renew this sublease agreement through December 2021. Should this sublessor elect to renew the sublease agreement, additional sublease payments from this sublessor to the Company would be approximately $14,277,000 over the renewal period. This additional $14,277,000 is not included in the above table.

During October 2009, the Company entered into a separate sublease agreement with another sublessor to sublease a portion of the other building in Plantation, Florida. Expected subrental payments from the sublessor for the space subleased in October 2009 are included in the above table. For the portion of the building subleased in October 2009, the Company concurrently recognized a pre-tax loss of $1,810,000 on that phase of the sublease. This sublease agreement also provides the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. The subleases would be for the remaining term of the Company’s lease on this building (expiring December 2021).

In February 2010, the sublessor exercised one of its options for additional space in the building, and the Company expects to recognize a pre-tax loss of approximately $1,942,000 on that phase of the sublease. For the space subleased in February 2010, the Company expects to receive approximately $9,318,000 in additional sublease payments from the sublessor over the life of the sublease; this amount is not included in the above table. If the sublessor exercises it remaining option, the Company would record an additional loss of approximately $997,000 in 2010 on that phase of the sublease, and the Company would receive additional sublease payments of approximately $5,323,000 over the life of the sublease (not reflected in the above table).

Due to the subleases, in 2010 the Company plans to relocate its Broadspire operations in Plantation, Florida to another building. Accordingly, the Company entered into a new lease for office space in 2010. In connection with this relocation, the Company expects to incur moving expenses of approximately $600,000 during the second quarter of 2010.

8.	Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	2009	2008	2007
	(In thousands)

U.S.	$(146,898)	$6,190	$(1,744)
Foreign	34,147	38,257	23,491

(Loss) Income before taxes	$(112,751)	$44,447	$21,747

The provision (benefit) for income taxes consisted of the following:

	2009	2008	2007
	(In thousands)

Current:
U.S. federal and state	$(4,769)	$(166)	$(1,172)
Foreign	6,924	11,483	8,005
Deferred:
U.S. federal and state	(823)	766	(2,110)
Foreign	1,286	(519)	673

Provision for income taxes	$2,618	$11,564	$5,396

Net cash payments for income taxes were $10,301,000, $7,975,000, and $2,339,000 in 2009, 2008, and 2007, respectively.

The provision for income taxes is reconciled to the federal statutory rate of 35% as follows:

	2009	2008	2007
	(In thousands)

Federal income taxes at statutory rate	$(39,642)	$15,338	$7,529
State income taxes, net of federal benefit	562	(223)	149
Foreign taxes	(4,400)	(2,110)	(658)
Change in valuation allowance	358	597	1,105
Credits	(4,074)	(3,468)	(1,062)
Tax exempt interest income	(11)	(267)	(1,155)
Nondeductible meals and entertainment	954	1,189	847
Changes in tax accruals and reserves	(200)	(170)	(2,012)
Goodwill & intangible asset impairments	49,191	—	—
Other	(120)	678	653

Provision for income taxes	$2,618	$11,564	$5,396

The Company does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. At December 31, 2009, such undistributed earnings totaled $89,001,000. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Accrued compensation	$10,061	$12,536
Accrued pension liabilities	93,838	85,267
Self-insured risks	13,303	14,698
Deferred revenues	18,598	24,604
Tax credit carryforwards	23,055	4,710
Net operating loss carryforwards	19,443	26,837
Other	1,773	5,523

Gross deferred income tax assets	180,071	174,175

Accounts receivable allowance	5,693	4,942
Prepaid pension cost	16,559	15,699
Unbilled revenues	15,233	16,420
Depreciation and amortization	58,948	61,281
Tax accruals and reserves	2,638	3,039
Other post-retirement benefits	863	76

Gross deferred income tax liabilities	99,934	101,457

Net deferred income tax assets before valuation allowance	80,137	72,718
Less: valuation allowance	(9,640)	(9,285)

Net deferred income tax assets	$70,497	$63,433

Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in deferred income tax liabilities	$—	$20,031
Current deferred income tax liabilities included in deferred income tax liabilities	—	(24,293)
Current deferred income tax assets included in deferred income tax assets	24,900	—
Current deferred income tax liabilities included in deferred income tax assets	(23,907)	—
Long-term deferred income tax assets included in deferred income tax assets	165,670	149,163
Long-term deferred income tax liabilities included in deferred income tax assets	(96,166)	(81,468)

Net deferred income tax assets	$70,497	$63,433

At December 31, 2009, the Company had deferred tax assets related to net operating loss carryforwards of $19,443,000. An estimated $9,948,000 of the deferred tax asset will not expire, and $9,495,000 will expire over the next 20 years if not utilized by the Company. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. At December 31, 2009, the Company has a $9,640,000 valuation allowance related to certain net operating loss carryforwards generated in its international operations. The remaining net operating loss deferred tax asset of $9,803,000 is expected to be fully utilized by the Company.

As disclosed in Note 1, on January 1, 2007 the Company adopted guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position cannot be recognized if it has less than a 50% likelihood of being sustained. Additionally, this guidance addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this new guidance resulted in a $214,000 charge to the Company’s retained earnings that was reported as a cumulative effect adjustment for a change in accounting principle at January 1, 2007.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)

Balance at January 1, 2007	$5,541
Additions based on tax provisions related to the current year	285
Additions for tax positions of prior years	126
Settlements	(1,917)
Lapses of applicable statutes of limitation	(410)

Balance at December 31, 2007	3,625
Additions based on tax provisions related to the current year	305
Additions for tax positions of prior years	18
Settlements	87
Lapses of applicable statutes of limitation	(682)

Balance at December 31, 2008	3,353
Additions based on tax provisions related to the current year	634
Changes in judgments or facts	(254)
Additions for tax positions of prior years	138
Settlements	(89)
Lapses of applicable statutes of limitation	(875)

Balance at December 31, 2009	$2,907

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2009, 2008, and 2007, the Company recorded net interest income related to unrecognized tax benefits of $248,000, $29,000, and $397,000, respectively. Total accrued interest expense at December 31, 2009, 2008, and 2007, was $651,000, $899,000, and $928,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2009, 2008, and 2007 were $2,215,000, $2,455,000, and $2,566,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business globally and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing authorities throughout the world, including jurisdictions such as Canada, the United Kingdom, and the United States. With few exceptions, the Company is no longer subject to income tax examinations for years before 2002.

It is reasonably possible that a reduction in a range of $50,000 to $300,000 of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax uncertainties.

9.	Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company’s defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company’s defined benefit pension plans. A fixed number of U.S. employees, retirees, and eligible dependents are covered under a frozen post-retirement medical benefits plan in the U.S. In addition, the Company sponsors nonqualified, unfunded defined benefit pension plans for certain employees and retirees.

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The

Company’s cost for defined contribution plans totaled $18,944,000, $25,350,000, and $21,256,000 in 2009, 2008, and 2007, respectively. During 2009, the Company temporarily suspended Company contributions for certain defined contribution plans in the U.S.

The Company sponsors defined benefit pension plans in the U.S. and U.K. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan. The Company’s U.K. defined benefit pension plans have also been closed for new employees, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the plan was closed. Benefits payable under the Company’s U.S defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on the frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid from the U.K. plans are also subject to adjustments for the effects of inflation. In 2010, the Company expects to make contributions of approximately $33,500,000 to its U.S. defined benefit pension plan and approximately $8,000,000 to its U.K. defined benefit pension plans.

Certain other employees located in the Netherlands, Norway, and Germany (referred to herein as the “other international plans”) have retirement benefits that are accounted for as defined pension benefits under U.S. GAAP.

The reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

Funded Status

	December 31,
	2009	2008
	(In thousands)

Projected Benefit Obligations:
Beginning of measurement period	$537,712	$629,640
Service cost	2,073	2,506
Interest cost	36,221	40,694
Employee contributions	768	716
Actuarial loss (gain)	91,798	(48,123)
Divestiture	—	(1,706)
Benefits paid	(32,277)	(33,808)
Foreign currency effects	5,013	(52,207)

End of measurement period	641,308	537,712

Fair Value of Plans’ Assets:
Beginning of measurement period	354,455	548,871
Actual return on plans’ assets	80,243	(139,015)
Employer contributions	17,795	24,577
Employee contributions	768	716
Divestiture	—	(1,127)
Benefits paid	(32,277)	(33,808)
Foreign currency effects	4,050	(45,759)

End of measurement period	425,034	354,455

Unfunded Status	$(216,274)	$(183,257)

Due to the status of the plans, the accumulated benefit obligations and the projected benefits obligations are not materially different.

Benefit payments from supplemental pension plans during 2009 and 2008 included $309,000 and $311,000, respectively, in payments related to unfunded plans that were paid from Company assets.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

	2009	2008
	(In thousands)

Long-term accrued pension liability — U.S. plan	$133,912	$140,835
Long-term accrued pension liability — U.K. plans	54,905	25,757
Long-term accrued pension liability — other international plans	(1,310)	2,650
Pension obligations included in other noncurrent liabilities	3,450	3,435
Post-retirement medical benefits liability in self-insured risks	—	744
Mandatory Company contributions in current liabilities	25,000	10,300
Pension obligations included in current liabilities	316	280
Post-retirement medical liability included in current liabilities	—	103
Accumulated other comprehensive (loss), before income taxes	(263,438)	(228,235)

The following tables set forth the 2009 and 2008 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis. For the U.S. defined benefit pension plan and the post-retirement medical plan, the 2008 amounts in the tables below cover the fifteen month period between October 1, 2007 and December 31, 2008.

	Defined Benefit	Post-Retirement
Unrecognized actuarial (loss) gain:	Pension Plans	Medical Plan
	(In thousands)

Net unrecognized actuarial (loss) gain at beginning of 2008	$(103,317)	$1,205
Amortization of net loss (gain) during 2008	4,711	(18)
Divestiture	253	—
Net (loss) gain arising during 2008	(140,397)	1,490
Currency translation for 2008	7,838	—

Net unrecognized actuarial (loss) gain at end of 2008	(230,912)	2,677
Amortization of net loss (gain) during 2009	7,543	(376)
Net (loss) arising during 2009	(41,957)	—
Currency translation for 2009	(413)	—

Net unrecognized actuarial (loss) gain at end of 2009	$(265,739)	$2,301

Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2010 for the U.S. and U.K. plans are $9,909,000 ($6,531,000 net of tax).

Net periodic benefit cost (credit) related to the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007 included the following components:

	2009	2008	2007
	(In thousands)

Service cost	$2,073	$2,506	$3,095
Interest cost	36,221	34,749	35,310
Expected return on assets	(30,212)	(41,981)	(38,977)
Amortization of intangible asset	241	236	302
Amortization of actuarial loss	7,302	3,703	8,219

Net periodic benefit cost (credit)	$15,625	$(787)	$7,949

Benefit cost for the U.S. defined benefit pension plan no longer includes service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Expected Benefit
Year	Payments
(In thousands)

2010	$29,343
2011	30,347
2012	31,389
2013	32,380
2014	33,442
2015 — 2019	181,508

Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plan:	2009	2008

Discount rate used to compute benefit obligations	5.88%	6.70%
Discount rate used to compute periodic benefit cost	6.70%	6.46%
Expected long-term rates of return on plan’s assets	8.50%	8.50%

U.K. Defined Benefit Plans:	2009	2008

Discount rate used to compute benefit obligations	5.70%	7.30%
Discount rate used to compute periodic benefit cost	7.30%	5.60%
Expected long-term rates of return on plans’ assets	8.50%	8.50%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. Due to the status of the plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

The plans’ asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. defined benefit pension plans, were as follows:

	U.S. Plan		U.K. Plans
	2009	2008	2009	2008

Equity securities	67.0%	71.2%	66.3%	71.3%
Fixed income investments	30.9%	25.0%	33.5%	28.4%
Cash	2.1%	3.8%	0.2%	0.3%

Total asset allocation	100.0%	100.0%	100.0%	100.0%

U.S. Plan assets included shares of the Company’s Class A and Class B Common Stock with a total fair value of $6,690,000 at December 31, 2008. These shares of the Company’s common stock were sold and removed from the U.S. Plan’s assets in 2009.

Assets of the U.S. and U.K. plans are invested in equity securities and fixed income investments, with a target allocation of approximately 65% in equity securities and 35% in fixed income investments.

Investment objectives for the Company’s U.S. and U.K. pension plan assets are to:

•	Ensure availability of funds for payment of plan benefits as they become due;

•	Provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility, and protect the assets from erosion of purchasing power; and

•	Provide investment results that meet or exceed the Plan’s actuarially assumed long-term rate of return.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies recognize that the plans’ asset return requirements and risk tolerances will change over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves.

The fair value of the U.S. Plan and the U.K. Plans’ pension assets at December 31, 2009, by asset category, was as follows:

		U.S. Plan Assets
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets Category:
Cash and Cash Equivalents	$5,711	$5,711	$—	$—
Equity Securities:
U.S.	118,875	36,606	82,269	—
International	55,756	3,794	51,962	—
Fixed Income Securities:
U.S.	70,395	—	70,395	—
International	10,091	—	10,091	—

TOTAL	$260,828	$46,111	$214,717	$—

		U.K. Plans Assets
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets Category:
Cash and Cash Equivalents	$276	$276	$—	$—
Equity Securities:
U.S.	14,099	14,099	—	—
International	83,588	83,588	—	—
Fixed Income Securities	49,440	49,440	—	—

TOTAL	$147,403	$147,403	$—	$—

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

10.	Common Stock

The Company has two classes of common stock outstanding, Class A Common Stock (“CRDA”) and Class B Common Stock (“CRDB”). These two classes of stock have essentially identical rights, except that shares of CRDA generally do not have any voting rights. Under the Company’s Articles of Incorporation, the Board of Directors may pay higher (but not lower) cash dividends on the non-voting CRDA than on the voting CRDB. As described in Note 11, certain shares of CRDA are issued with restrictions under executive compensation plans.

As disclosed in Note 4, the Company’s Credit Agreement contains restrictions on dividends and distributions.

In April 1999, the Company’s Board of Directors authorized a discretionary share repurchase program of an aggregate of 3,000,000 shares of CRDA and CRDB through open market purchases. Through December 31, 2009, the Company has reacquired 2,150,876 shares of CRDA and 143,261 shares of CRDB at an average cost of $10.99 and $12.21 per share, respectively. No shares have been repurchased since 2004 under this plan.

In 2008, a maximum of 550,000 shares of CRDA were authorized for issuance in 2009 under the Company’s Frozen Accrued Vacation Stock Purchase Plan (the “Plan”). Under this Plan, certain officers and employees of the Company could voluntarily make a one-time irrevocable election to convert accrued vacation into shares of CRDA. Accrued vacation in the amount of $372,000 was used to purchase 54,768 (net of 28,090 shares used to fund payroll and withholding taxes) shares of CRDA under the Plan.

11.	Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and members of its board of directors. Only shares of the Company’s Class A Common Stock (“CRDA”) are involved in these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation costs, estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at any date equals at least the portion of the grant-date value of an award that is vested at that date. For awards granted prior to January 1, 2006 that were not previously subject to the expense recognition provisions of previous accounting guidance, compensation expense under the revised accounting guidance is recognized only for the portions of those awards that were unvested at the adoption of the revised accounting guidance on January 1, 2006. Expense for these awards is recognized ratably beginning January 1, 2006 over the remaining vesting period of each award.

The pretax compensation expense recognized for all stock-based compensation plans was $5,510,000, $5,858,000 and $2,929,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,709,000, $1,801,000, and $816,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the United States or the applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

During 2009, 2008 and 2007, the Company recognized no adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company’s stock option plans have been approved by shareholders, although the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For awards granted prior to January 1, 2006, compensation expense is recognized only for the portion of the award that was unvested on January 1, 2006. For the years ended December 31, 2009, 2008, and 2007, compensation expense of $418,000, $469,000 and $536,000, respectively, was recognized for employee stock option awards.

Historically, stock options granted to members of the Company’s board of directors typically were fully vested on grant date with a typical life of ten years. For the years ended December 31, 2008 and 2007, compensation expense of $28,000 and $248,000, respectively, was recognized for directors’ stock options.

No stock options were granted to employees or members of the Board of Directors in 2009.

A summary of option activity as of December 31, 2009, and changes during 2009, 2008, and 2007, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2006	3,673	$9.10	4.7 years	$805
Granted	120	6.51
Exercised	(30)	4.97
Forfeited or expired	(756)	12.86

Outstanding at December 31, 2007	3,007	8.10	4.7 years	0
Granted	274	4.40
Exercised	(184)	7.03
Forfeited or expired	(369)	12.87

Outstanding at December 31, 2008	2,728	7.16	4.7 years	$2,008
Granted	—	—
Exercised	(3)	4.40
Forfeited or expired	(331)	10.18

Outstanding at December 31, 2009	2,394	$6.74	3.3 years	$0

Vested at December 31, 2009	2,209	$6.92	2.9 years	$0

Exercisable at December 31, 2009	2,209	$6.92	2.9 years	$0

The intrinsic value of all outstanding stock options at December 31, 2009 and 2007 was zero since the per share market price of CRDA was less than the exercise price of all outstanding stock options. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, and 2007 was $2.55 and $2.07, respectively. No stock options were granted in 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $611,000 and $40,000, respectively. The options exercised in 2009 had no intrinsic value. The total fair value of stock options vesting during the years ended December 31, 2009, 2008, and 2007 was $484,000, $365,000, and $1,100,000, respectively.

At December 31, 2009, there was $297,000 of unrecognized compensation cost related to unvested stock options for employee stock option awards. This cost is being recognized on a straight-line basis and will be fully recognized by April 2011. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted and the grant-date fair values were fully expensed on grant date.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted-average assumptions:

	2008	2007

Expected dividend yield	0.0%	3.4%
Expected volatility	48%	36%
Risk-free interest rate	3.9%	5.1%
Expected term of options	8 years	7 years

The expected dividend yield used for 2007 was based on the Company’s historical dividend yield. However, a dividend yield of zero was used in 2008 since the Company has not paid any cash dividends to shareholders since August 2006 and at this time the Company cannot predict when cash dividends will resume. The expected volatility of the price of CRDA was based on historical realized volatility. The risk-free interest rate was the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior. No stock options were granted in 2009.

Performance-Based Stock Grants

Key employees of the Company are eligible to earn shares of CRDA upon the achievement of certain individual and corporate objectives. Grants of performance shares are determined at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have lapsed. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA shares but not paid to holders of unvested/unissued performance grants. Compensation expense for each vesting tranche in the award is recognized ratably from the service inception date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2009, and changes in 2009, 2008, and 2007, is presented below:

		Weighted-Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2007	1,088,020	$5.22
Granted	164,500	4.98
Vesting	(47,414)	5.27
Forfeited or unearned	(55,795)	4.95

Nonvested at December 31, 2007	1,149,311	5.20
Granted	1,217,300	4.02
Vesting	(1,063,754)	4.66
Forfeited or unearned	(139,690)	4.80

Nonvested at December 31, 2008	1,163,167	4.49
Granted	452,826	5.68
Vesting	(542,063)	4.45
Forfeited or unearned	(15,424)	5.33

Nonvested at December 31, 2009	1,058,506	4.86

The total fair value of the 542,063, the 1,063,754, and the 47,414 performance shares vesting in 2009, 2008, and 2007 was $2,412,000, $4,957,000, and $250,000, respectively.

Compensation expense recognized for all performance shares totaled $3,514,000, $4,481,000, and $1,616,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of December 31, 2009, there was an estimated $1,914,000 of unearned compensation cost for all nonvested performance shares. All of this unearned compensation cost is expected to be fully recognized by the end of 2011.

Restricted Shares

The Company’s Board of Directors may elect to issue restricted shares of stock in lieu of, or in addition to, cash bonus payments to certain key employees. Employees receiving these shares have restrictions on the ability to sell the shares. Such restrictions lapse ratably over vesting periods ranging from several months to five years. For grants of restricted shares, vested and unvested shares issued are eligible to receive nonforfeitable dividends if dividends are declared by the Company’s Board of Directors. The grant-date fair value of a restricted share is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2009, and changes during 2009, 2008, and 2007, is presented below:

		Weighted-Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2007	160,000	$6.09
Granted	31,670	5.51
Vesting	(116,534)	6.11

Nonvested at December 31, 2007	75,136	5.82
Granted	233,000	3.85
Vesting	(126,868)	4.25

Nonvested at December 31, 2008	181,268	4.39
Granted	153,804	4.49
Vesting	(259,172)	4.25

Nonvested at December 31, 2009	75,900	4.98

Compensation expense recognized for all restricted shares for the years ended December 31, 2009, 2008, and 2007 was $1,080,000, $515,000, and $121,000, respectively. As of December 31, 2009, there was $469,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plans

The Company has three employee stock purchase plans: the U.S. Plan, the U.K. Plan, and the International Plan. The U.S. Plan is also available to eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands. The International Plan is for eligible employees located in certain other countries who are not covered by the U.S. Plan or the U.K. Plan. All plans are compensatory. The International Plan is not yet active.

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

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of CRDA to eligible employees. Participating employees can elect to have up to $21,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts July 1 and ends June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

Since the U.S. Plan involves a look-back option, the calculation of compensation cost is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of CRDA. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one-year option on 85% of a share of CRDA. This value is adjusted to reflect the effect of any estimated dividends that the employee will not receive during the life of the option component.

During the years ended December 31, 2009 and 2008, a total of 136,874 and 135,368 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at discounted purchase prices of $3.11 and $5.32, respectively. At December 31, 2009, an estimated 259,000 shares will be purchased under the U.S. Plan in 2010. During the years ended December 31, 2009, 2008, and 2007, compensation expense of $372,000, $270,000, and $251,000, respectively, was recognized for the U.S. Plan.

Under the U.K. Plan, the Company is authorized to issue up to 1,000,000 shares of CRDA. Under the U.K. Plan, eligible employees can elect to have up to £250 withheld from payroll each month to purchase shares at the end of a three-year withholding period. The purchase price of a share of stock is 85% of the market price of the stock at the beginning of the withholding period. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

Under the U.K. Plan, the fair value of a share option is equal to 15% (the employee discount) of the market price of a share of CRDA at the beginning of the withholding period. No adjustment is made to reflect the effect of any estimated dividends that the employees will not receive during the life of the share option since employees are credited with interest by a third party on their withholdings during the withholding period.

At December 31, 2009, an estimated 634,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The discounted purchase price for a share of the Company’s Class A Common Stock under the U.K. Plan ranges from $3.56 to $5.05, and based on the price of CRDA at December 31, 2009, no shares will be purchased at the end of the current withholding periods. For the years ended December 31, 2009, 2008, and 2007, compensation cost of $124,000, $94,000, and $157,000, respectively, was recognized for the U.K. Plan. During 2009 and 2008, a total of 2,478 shares and 3,568 shares, respectively, of CRDA were issued under the U.K. Plan. No shares were issued under this plan in 2007.

Under the International Employee Stock Purchase Plan approved in 2009, up to 1,000,000 shares of CRDA may be issued. As of December 31, 2009, no employees were participating in this plan.

12. Segment and Geographic Information

The Company’s four reportable operating segments are organized based upon the nature of services and/or geographic areas served and include: U.S. Property & Casualty which serves the U.S. property and casualty insurance company market, International Operations which serves the property and casualty insurance company markets outside of the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets. The Company’s four reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from segment operating earnings.

Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior periods are adjusted to reflect the current allocation process.

In the normal course of its business, the Company sometimes pays for certain out-of-pocket expenses that are reimbursed by its clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses in the Company’s Consolidated Statement of Operations. However, in evaluating segment revenues, Company management excludes these reimbursements from segment revenues.

On January 1, 2008, the Company’s Strategic Warranty Services unit was transferred from the Legal Settlement Administration segment to the U.S. Property & Casualty segment. Prior period amounts for both segments have been restated to reflect this transfer.

Financial information as of and for the years ended December 31, 2009, 2008, and 2007 covering the Company’s reportable segments was as follows:

	U.S.
	Property &	International		Legal Settlement
	Casualty	Operations	Broadspire	Administration	Total
	(In thousands)

2009
Revenues before reimbursements	$206,598	$392,601	$288,650	$82,019	$969,868
Operating earnings (loss)	18,892	33,307	(1,602)	13,130	63,727
Depreciation and amortization(1)	1,164	6,802	3,169	2,581	13,716
Assets	52,995	315,170	142,556	55,227	565,948
2008
Revenues before reimbursements	$216,753	$445,056	$311,841	$74,932	$1,048,582
Operating earnings	22,614	38,893	3,526	10,814	75,847
Depreciation and amortization(1)	961	7,323	3,525	2,911	14,720
Assets	63,069	304,355	305,655	56,275	729,354
2007
Revenues before reimbursements	$192,966	$376,639	$321,331	$84,207	$975,143
Operating earnings	7,621	24,660	3,141	10,727	46,149
Depreciation and amortization(1)	502	7,174	3,734	2,619	14,029
Assets	55,263	329,420	322,423	79,203	786,309

(1)	Excludes amortization expense of customer-relationship intangible assets.

Substantially all revenues earned in the U.S. Property & Casualty, Broadspire, and Legal Settlement Administration segments are earned in the U.S. Substantially all of the revenues earned in the International Operations segment are earned outside of the U.S.

Revenue by major service line for the U.S. Property & Casualty and Broadspire segments is shown in the following table. It is not practicable to provide revenue by service line for the International Operations segment. Legal Settlement Administration considers all of its revenue to be derived from one service line.

	2009	2008	2007
	(In thousands)

U.S. Property & Casualty
Claims Field Operations	$138,797	$153,577	$150,760
Catastrophe	22,107	22,924	8,313
Tech Services	29,365	28,453	24,625
Contractor Connection	16,329	11,799	9,268

	$206,598	$216,753	$192,966

Broadspire
Claim Services	$128,325	$145,458	$151,884
Medical Management	141,894	145,663	149,459
Risk Management Services	18,431	20,720	19,988

	$288,650	$311,841	$321,331

Capital expenditures for the years ended December 31, 2009 and 2008 are shown in the following table:

	2009	2008
	(In thousands)

U.S. Property & Casualty	$2,763	$794
Broadspire	9,938	14,918
Legal Settlement Administration	690	1,430
International Operations	6,296	10,111
Corporate	5,022	4,758

Total capital expenditures	$24,709	$32,011

The total of the Company’s reportable segments’ revenues reconciled to total consolidated revenues for the years ended December 31, 2009, 2008, and 2007 was as follows:

	2009	2008	2007
	(In thousands)

Segments’ revenues before reimbursements	$969,868	$1,048,582	$975,143
Reimbursements	78,334	87,334	76,135

Total consolidated revenues	$1,048,202	$1,135,916	$1,051,278

The Company’s reportable segments’ total operating earnings reconciled to consolidated income (loss) before income taxes for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In thousands)

Operating earnings of all reportable segments	$63,727	$75,847	$46,149
Net income attributable to noncontrolling interests	314	624	235
Unallocated corporate/shared costs and credits, net	(10,714)	(6,728)	(8,919)
Goodwill and intangible asset impairment Charges	(140,945)	—	—
Net corporate interest expense	(14,166)	(17,622)	(17,326)
Amortization of customer-relationship intangibles	(5,994)	(6,025)	(6,025)
Stock option expense	(914)	(861)	(1,191)
Other gains and expenses, net	(4,059)	(788)	8,824

(Loss) Income before income taxes	$(112,751)	$44,447	$21,747

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2009 and 2008 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the International Operations segment, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

	2009	2008
	(In thousands)

Assets of reportable segments	$565,948	$729,354
Corporate assets:
Cash and cash equivalents	21,290	23,011
Unallocated allowances on receivables	(1,695)	(2,129)
Property and equipment	11,473	13,828
Capitalized software costs, net	43,081	37,041
Assets of deferred compensation plan	13,551	12,984
Capitalized loan costs	6,621	3,462
Deferred tax asset	70,497	67,695
Prepaid assets and other current assets	10,868	8,639
Other non current assets	1,271	1,363

Total corporate assets	176,957	165,894

Total assets	$742,905	$895,248

The Company’s most significant international operations are in the U.K. and Canada, as presented in the following table:

	U.K.	Canada	Other	Total
	(In thousands)

2009
Revenues before reimbursements	$125,921	$121,370	$145,310	$392,601
Long-lived assets	62,089	35,442	25,099	122,630
2008
Revenues before reimbursements	165,167	119,405	160,484	445,056
Long-lived assets	60,212	31,311	18,004	109,527
2007
Revenues before reimbursements	151,640	90,587	134,412	376,639
Long-lived assets	66,423	35,190	22,266	123,879

Substantially all international revenues were derived from the insurance company market.

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $242,334,000 and $246,280,000 at December 31, 2009 and 2008, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $578,821,000 and $1,010,593,000 at December 31, 2009 and 2008, respectively.

14. Contingencies

As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2009, the aggregate amount committed under the facility was $19,569,000.

In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have brought actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such risks.

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

As previously disclosed, on October 31, 2006, the Company completed its acquisition of BMSI from Platinum Equity, LLC (“Platinum”). BMSI and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s acquisition of BMSI. Pursuant to the agreement under which the Company acquired BMSI (the “Stock Purchase Agreement”), Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its consolidated financial statements.

Separately, the Company and Platinum have agreed to arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company has received a notice from Platinum which disputes the Purchaser’s Statement (as defined in the Stock Purchase Agreement) delivered by the Company to Platinum and also asserts that Platinum is owed a certain amount thereunder. The Company is contesting this notice and has asserted its belief that it is owed a certain amount thereunder. At the present time, the Company is unable to determine any possible outcome of this dispute. Because all of the goodwill in the Broadspire segment is impaired, as disclosed in Note 2, “Goodwill and Intangible Assets,” any required payment or recovery will result in a nontaxable charge or credit to the Company’s results of operations.

In 2003, BMSI acquired NATLSCO, Inc. from a wholly-owned subsidiary of Lumberman Mutual Casualty Company (“LMC”). BMSI assumed certain obligations to service and administer a population of claims outstanding at the 2003 acquisition date. Liquidity to support these casualty claims operations for the foreseeable future was provided by cash infused by LMC at the 2003 acquisition date, and a receivable held in trust, which has and will continue to be distributed to BMSI in accordance with a trust agreement through August 2012. Broadspire received total distributions from this trust of $2,272,000 during 2009, $4,693,000 during 2008, and $7,569,000 during 2007. The Company believes that the funds that have been and will be received from LMC and the trust are sufficient to at least cover the actual costs that Broadspire will incur over the next several years to service and administer this population of claims through closure. Broadspire’s revenues from LMC totaled $9,071,000 for 2009, $10,710,000 for 2008, and $13,474,000 for 2007. Accounts

receivable from LMC included in accounts receivable in the Company’s Consolidated Balance Sheet were approximately $955,000 and $2,129,000 at December 31, 2009 and 2008, respectively.

15.  Sale of the Former Corporate Headquarters and Recognition of Deferred Gain

On June 30, 2006, the Company sold the land and building utilized as its former corporate headquarters in Atlanta, Georgia. These assets had a net carrying amount of $2,842,000. The base sale price of $8,000,000 was received in cash at closing. Also on June 30, 2006, the Company entered into a 12-month leaseback agreement for these same facilities. During the second quarter of 2007, the company relocated its corporate headquarters to nearby leased facilities. The Company deferred recognition of the gain related to this sale due to its leaseback of the facility. Net of transaction costs, a pretax gain of $4,844,000 was recognized by the Company upon the expiration of the leaseback agreement during the second quarter of 2007.

Under the sale agreement, the $8,000,000 base sale price is subject to upward revision depending upon the buyer’s ability to subsequently redevelop the property. The gain of $4,844,000 was based on the base sale price and did not include any amount for the potential upward revision of the sale price. Should such revision subsequently occur, the Company could ultimately realize a larger gain.

16.  Restructuring Activities and Other Charges

In 2009, the Company recorded pretax restructuring and other costs that totaled $4,059,000. Included in the 2009 restructuring costs were $1,815,000 in professional fees related to the internal realignment of certain of our legal entities in the U.S. and internationally that commenced in 2008, and $434,000 in severance expense in our International Operations segment. These restructuring efforts were substantially completed at December 31, 2009. The internal realignment did not impact the composition of our segments for financial reporting purposes. Other costs of $1,810,000 in 2009 related to the partial sublease of our Broadspire facility in Plantation, Florida (see Note 7, “Commitments Under Operating Leases”).

In 2008, the Company recorded a pretax restructuring charge of $3,300,000. The charge consisted of $1,825,000 for severance and other costs in our International Operations segment, $300,000 for severance costs in our U.S. Property and Casualty segment, and $1,175,000 for professional fees incurred in connection with an internal restructuring of certain of the Company’s legal entities in the U.S. and internationally.

Management’s Statement on Responsibility for Financial Reporting

The management of Crawford & Company is responsible for the integrity and objectivity of the financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, using informed judgements and estimates where appropriate.

The Company maintains a system of internal accounting policies, procedures, and controls designed to provide reasonable, but not absolute, assurance that assets are safeguarded and transactions are executed and recorded in accordance with management’s authorization. The internal accounting control system is augmented by a program of internal audits and reviews by management, written policies and guidelines, and the careful selection and training of qualified personnel. Management believes it maintains an effective system of internal accounting controls.

The Audit Committee of the Board of Directors, comprised solely of outside directors, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. The independent registered public accounting firm, Ernst & Young LLP, was selected by the Audit Committee of the Board of Directors and approved by shareholder vote. Both the internal auditors and Ernst & Young LLP have unrestricted access to the Audit Committee allowing open discussion, without management present, on the quality of financial reporting and the adequacy of accounting, disclosure and financial reporting controls.

/s/  Jeffrey T. Bowman
Jeffrey T. Bowman
President and
Chief Executive Officer

/s/  W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President
and Chief Financial Officer

/s/  W. Forrest Bell
W. Forrest Bell
Vice President, Corporate
Controller, and Chief
Accounting Officer

March 5, 2010

Report of Management on Internal Control over Financial Reporting

The management of Crawford & Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP is appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company’s internal control over financial reporting. The reports of Ernst & Young LLP are contained in Item 8 of this Annual Report on Form 10-K.

/s/  Jeffrey T. Bowman
Jeffrey T. Bowman
President and
Chief Executive Officer

/s/  W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President
and Chief Financial Officer

/s/  W. Forrest Bell
W. Forrest Bell
Vice President, Corporate
Controller, and Chief
Accounting Officer

March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company adopted Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification ASC 810, Consolidation) and FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB Accounting Standards Codification ASC 260, Earnings Per Share). Also, as discussed in Note 1, in 2008 the Company adopted Financial Accounting Standards Board No. 157, Fair Value Measurements (codified in FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures) and in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB Accounting Standards Codification ASC 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Crawford & Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 5, 2010

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

					Full
2009 Quarterly Period	First	Second	Third	Fourth(3)	Year
	(In thousands, except per share amounts and amounts in footnotes)

Revenues from services:
Revenues before reimbursements	$236,083	$249,664	$245,752	$238,369	$969,868
Reimbursements	14,200	21,979	23,105	19,050	78,334

Total revenues:	250,283	271,643	268,857	257,419	1,048,202
Total Cost of Services	189,362	205,863	202,510	194,590	792,325
Net Income (Loss) Attributable to Crawford & Company	3,082	(88,124)	(39,510)	8,869	(115,683)
U.S. Property & Casualty operating earnings(1)	6,170	6,218	4,862	1,642	18,892
International Operations operating earnings(1)	7,465	8,220	7,258	10,364	33,307
Broadspire operating (loss) earnings(1)	(1,954)	(606)	(1,171)	2,129	(1,602)
Legal Settlement Administration operating earnings(1)	1,527	4,287	4,097	3,219	13,130
Net (loss) income attributable to noncontrolling interests	(69)	235	110	38	314
Unallocated corporate and shared costs, net	(1,975)	(5,295)	(878)	(2,566)	(10,714)
Net corporate interest expense	(3,485)	(3,640)	(3,126)	(3,915)	(14,166)
Stock option expense	(233)	(197)	(266)	(218)	(914)
Amortization of customer-relationship intangible assets	(1,498)	(1,496)	(1,500)	(1,500)	(5,994)
Goodwill and intangible asset impairment charges	—	(94,000)	(46,945)	—	(140,945)
Other losses	(1,815)	—	—	(2,244)	(4,059)

Income (loss) before income taxes	$4,133	$(86,274)	$(37,559)	$6,949	$(112,751)
Earnings (loss) per share — basic(2)	$0.06	$(1.70)	$(0.76)	$0.17	$(2.23)
Earnings (loss) per share — diluted(2)	$0.06	$(1.70)	$(0.76)	$0.17	$(2.23)

					Full
2008 Quarterly Period	First	Second	Third	Fourth(4)	Year

Revenues from services:
Revenues before reimbursements	$255,512	$263,265	$266,916	$262,889	$1,048,582
Reimbursements	19,161	26,001	24,416	17,756	87,334

Total revenues:	274,673	289,266	291,332	280,645	1,135,916
Total Cost of Services	206,114	215,462	220,745	212,106	854,427
Net Income Attributable to Crawford & Company	9,068	7,932	6,922	8,337	32,259
U.S. Property & Casualty operating earnings(1)	5,949	5,092	6,781	4,792	22,614
International Operations operating earnings(1)	8,987	10,446	8,594	10,866	38,893
Broadspire operating earnings (loss)(1)	1,747	2,540	1,079	(1,840)	3,526
Legal Settlement Administration operating earnings(1)	2,497	3,142	2,853	2,322	10,814
Net (loss) income attributable to noncontrolling interests	(72)	226	161	309	624
Unallocated corporate and shared costs, net	651	(2,061)	(3,737)	(1,581)	(6,728)
Net corporate interest expense	(4,416)	(4,656)	(4,334)	(4,216)	(17,622)
Stock option expense	(195)	(279)	(243)	(144)	(861)
Amortization of customer-relationship intangible assets	(1,508)	(1,506)	(1,507)	(1,504)	(6,025)
Other (loss) gain, net	—	—	—	(788)	(788)

Income before income taxes	$13,640	$12,944	$9,647	$8,216	$44,447
Earnings per share — basic(2)	$0.18	$0.16	$0.14	$0.16	$0.63
Earnings per share — diluted(2)	$0.18	$0.16	$0.13	$0.16	$0.62

(1)	This is a segment financial measure representing earnings (loss) before net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, other gains and expense, and income taxes. Net income or loss attributable to noncontrolling interests has been removed from segment operating earnings. See Note 12, “Segment and Geographic Information,” to the consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)	During the fourth quarter of 2009, the Company recognized pre-tax charges of $2,244,000 for restructuring expenses and a sublease agreement. See Note 16, “Restructuring Activities and Other Charges,” to the consolidated financial statements contained in this Item 8.

(4)	During the fourth quarter of 2008, the Company recognized pre-tax expenses of $3,300,000 related to restructuring charges and a non-taxable gain of $2,512,000 for the sale of a subsidiary. See Note 16, “Restructuring Activities and Other Charges,” and Note 2, “Dispositions and Acquisitions of Businesses,” to the consolidated financial statements contained in this Item 8.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act, designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Report on Internal Control over Financial Reporting

The report of management of the Registrant regarding internal control over financial reporting is included in “Item 8 — Report of Management on Internal Control over Financial Reporting.”

(c) Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting is included in “Item 8 — Report of Independent Registered Public Accounting Firm.”

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance-Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation Discussion and Analysis” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance-Director Compensation,” and “Report of the Nominating/Corporate Governance Committee of the Board of Directors on Executive Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption “Ratification of Independent Auditors — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The Registrant’s 2009 Annual Report to Shareholders contains the Consolidated Balance Sheets as of December 31, 2009 and 2008, the related Consolidated Statements of Income, Shareholders’ Investment and Comprehensive Income (Loss) and Cash Flows for each of the three years in the period ended December 31, 2009, and the related report of Ernst & Young LLP. These financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Exhibit 13.1 to this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements — December 31, 2009, 2008, and 2007

2. Financial Statement Schedule

•	Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in Note 1 to the Consolidated Financial Statements in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009, and is incorporated herein by reference.

Other schedules have been omitted because they are not applicable.

3. Exhibits filed with this report.

Exhibit No.	Document

2.1	Stock Purchase Agreement, dated as of August 18, 2006, by and between Platinum Equity, LLC and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006).
2.2	Amendment No. 1, dated as of October 31, 2006, to Stock Purchase Agreement, dated as of August 18, 2006, by and between Registrant and Platinum Equity, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

Exhibit No.		Document

3.1		Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007).
3.2		Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008).
10	.1*	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.2*	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.3*	Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).
10	.4*	Crawford & Company Non-Employee Director Stock Plan (incorporated by reference to Appendix C of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10	.5*	Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.6*	Crawford & Company 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.7*	Crawford & Company Medical Reimbursement Plan, as amended and restated January 31, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.8*	Crawford & Company Discretionary Allowance Plan, adopted January 31, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.9*	Crawford & Company Deferred Compensation Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.10*	Crawford & Company 1996 Incentive Compensation Plan, as amended and restated February 2, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.11*	Crawford & Company Executive Stock Bonus Plan, as amended and restated March 1, 2008 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10	.12*	Form of Restricted Share Unit Award under the Registrant’s Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.13*	Form of Performance Share Unit Award under the Registrant’s Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.14*	Crawford & Company U.K. Sharesave Scheme, adopted July 28, 1999 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006).
10	.15*	Crawford & Company International Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).

Exhibit No.		Document

10	.16*	Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007).
10	.17*	Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.18*	Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant, dated February 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).
10	.19*	Employment Agreement between Thomas W. Crawford and the Registrant, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009).
10	.20*	Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant, dated February 23, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).
10	.21*	Terms of Employment Agreement between Allen W. Nelson and the Registrant, dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).
10	.22*	Employment Agreement by and between the Registrant and Jeffrey T. Bowman, dated August 7, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10	.23*	Terms of Employment Agreement between W. Bruce Swain and the Registrant, dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).
10	.24*	Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10	.25*	Amendment to Crawford & Company, The Garden City Group, Inc., Employment Agreement for David A. Isaac, dated March 26, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).
10	.26*	Terms of Employment Agreement between Phyllis R. Austin and the Registrant, effective as of April 11, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.27*	Terms of Employment Agreement between Robert J. Cormican and the Registrant, effective as of January 31, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.28*	Terms of Employment Agreement between Brian J. Flynn and the Registrant, effective as of November 3, 2007 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.29*	Terms of Employment Agreement between W. Forrest Bell and the Registrant, effective as of November 20, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.30*	Terms of Employment Agreement between Michael Frank Reeves and Crawford-THG (UK) Limited, effective as of November 25, 1997 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.31*	Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.		Document

10	.32*	Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.33*	Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.34*	Performance Share Unit Award Agreement between Ian Muress and the Registrant dated as of March 24, 2006 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.35		Amended and Restated Purchase and Sale Agreement, dated as of June 9, 2006 and effective as of June 12, 2006, between Registrant, Buckhead Trading & Investment Company, LLC, Richard Bowers & Co., Easlan Capital of Atlanta, Inc., and Calloway Title and Escrow, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).
10.36		Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).
10.37		Credit Agreement, dated October 31, 2006, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).
10.38		First Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated March 2, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007).
10.39		Second Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated July 5, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).
10.40		Third Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated December 21, 2007, by and among Registrant and Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).
10.41		Fourth Amendment to Credit Agreement and First Amendment to Pledge Agreement, dated February 2, 2009, by and among Registrant and Crawford and Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009).
10.42		Fifth Amendment to Credit Agreement and Security Agreement and Limited Waiver, dated October 27, 2009, by and among Registrant and Crawford and Company International, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2009).
10	.43*	Director Compensation Summary Term Sheet (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date March 5, 2010	By	/s/ Jeffrey T. Bowman JEFFREY T. BOWMAN, Presidentand Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date March 5, 2010	/s/ Jeffrey T. Bowman JEFFREY T. BOWMAN President andChief Executive Officer (Principal Executive Officer) and Director

Date March 5, 2010	/s/ W. Bruce Swain, Jr. W. BRUCE SWAIN, JR., Executive VicePresident-Finance (Principal Financial Officer)

Date March 5, 2010	/s/ W. Forrest Bell W. FORREST BELL, Vice President andController (Principal Accounting Officer)

Date March 5, 2010	/s/ P. George Benson P. GEORGE BENSON, Director

Date March 5, 2010	/s/ Jesse C. Crawford JESSE C. CRAWFORD, Director

Date March 5, 2010	/s/ James D. Edwards JAMES D. EDWARDS, Director

Date March 5, 2010	/s/ J. Hicks Lanier J. HICKS LANIER, Director

Date March 5, 2010	/s/ Charles H. Ogburn CHARLES H. OGBURN, Director

Date March 5, 2010	/s/ Clarence H. Ridley CLARENCE H. RIDLEY, Director

Date March 5, 2010	/s/ E. Jenner Wood, III E. JENNER WOOD, III , Director

Date March 5, 2010	/s/ Russel L. Honoré RUSSEL L. HONORÉ, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of Crawford & Company.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.