Form 10-Q
period 2010-03-31
CRAWFORD & CO
filed 2010-05-10
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010
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
Yes ☐     No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2010 was as follows:
Class A Common Stock, $1.00 par value: 27,767,060
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010
Index

		Page
Part I. Financial Information

Item 1. Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) Three months ended March 31, 2010 and 2009	3

	Condensed Consolidated Balance Sheets (unaudited) March 31, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2010 and 2009	6

	Condensed Consolidated Statements of Shareholders' Investment and Noncontrolling Interests (unaudited) As of and for the three months ended March 31, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1.A.	Risk Factors	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		42
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1.	Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three months ended March 31,
	2010	2009

Revenues:

Revenues before reimbursements	$236,266	$236,083
Reimbursements	15,787	14,200

Total Revenues	252,053	250,283

Costs and Expenses:

Cost of services provided, before reimbursements	176,546	175,162
Reimbursements	15,787	14,200

Total cost of services	192,333	189,362

Selling, general and administrative expenses	48,967	51,488

Corporate interest expense, net of interest income of $103 and $580, respectively	4,137	3,485

Restructuring and other costs	2,663	1,815

Total Costs and Expenses	248,100	246,150

Income before Income Taxes	3,953	4,133

Provision for Income Taxes	893	1,120

Net Income	3,060	3,013

Less: Net Income (Loss) Attributable to Noncontrolling Interests	6	(69)

Net Income attributable to Crawford & Company	$3,054	$3,082

Earnings Per Share, Based on Net Income Attributable to Crawford & Company:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Average Number of Shares Used to Compute:
Basic Earnings Per Share	52,387	51,370
Diluted Earnings Per Share	52,915	52,688
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	March 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$48,294	$70,354
Accounts receivable, less allowance for doubtful accounts of $10,604 and $11,983, respectively	152,735	139,215
Unbilled revenues, at estimated billable amounts	98,910	93,796
Prepaid expenses and other current assets	21,563	22,350

Total current assets	321,502	325,715

Property and Equipment:
Property and equipment	143,878	144,254
Less accumulated depreciation	(102,673)	(102,108)

Net property and equipment	41,205	42,146

Other Assets:
Goodwill	123,104	123,169
Intangible assets arising from business acquisitions, net	102,716	104,409
Capitalized software costs, net	51,759	50,463
Deferred income tax assets	68,640	69,504
Other noncurrent assets	27,131	27,499

Total other assets	373,350	375,044

TOTAL ASSETS	$736,057	$742,905

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands)

		*
	March 31,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$13,932	$32
Accounts payable	33,349	35,449
Accrued compensation and related costs	59,212	70,871
Deferred revenues	57,224	53,664
Self-insured risks	17,191	18,475
Other accrued liabilities	51,192	47,318
Mandatory company contributions due to pension plan	15,000	25,000
Current installments of long-term debt and capital leases	2,318	8,189

Total current liabilities	249,418	258,998

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	172,480	173,061
Deferred revenues	32,885	33,524
Self-insured risks	15,130	14,824
Accrued pension liabilities, less current mandatory contributions	187,417	187,507
Other noncurrent liabilities	14,641	13,705

Total noncurrent liabilities	422,553	422,621

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 27,767 and 27,355 shares issued and outstanding in 2010 and 2009, respectively	27,767	27,355
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2010 and 2009, respectively	24,697	24,697
Additional paid-in capital	29,232	29,570
Retained earnings	143,517	140,463
Accumulated other comprehensive loss	(165,689)	(165,403)

Total Crawford & Company Shareholders’ Investment	59,524	56,682

Noncontrolling interests	4,562	4,604

Total shareholders’ investment	64,086	61,286

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$736,057	$742,905

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$3,060	$3,013
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	7,592	7,671
Loss on sales of property and equipment, net	18	20
Stock-based compensation	777	1,595
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(13,962)	4,591
Unbilled revenues, net	(5,877)	135
Accrued or prepaid income taxes	3,486	(1,579)
Accounts payable and accrued liabilities	(10,316)	(16,130)
Deferred revenues	3,079	(4,779)
Accrued retirement costs	(11,056)	(7,733)
Prepaid expenses and other operating activities	(602)	1,214

Net cash used in operating activities	(23,801)	(11,982)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,035)	(2,438)
Proceeds from sales of property and equipment	17	7
Capitalization of computer software costs	(3,645)	(3,172)
Equity investment	—	(335)

Net cash used in investing activities	(5,663)	(5,938)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(703)	(1,886)
Increases in short-term borrowings	16,378	8,946
Payments on short-term borrowings	(688)	(14,717)
Payments on long-term debt and capital lease obligations	(6,438)	(612)
Capitalized loan costs	—	(944)
Other financing activities	(39)	15

Net cash provided by (used in) financing activities	8,510	(9,198)

Effect of exchange rate changes on cash and cash equivalents	(1,106)	(3,480)

Decrease in cash and cash equivalents	(22,060)	(30,598)
Cash and cash equivalents at beginning of period	70,354	73,124

Cash and cash equivalents at end of period	$48,294	$42,526

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT AND NONCONTROLLING INTERESTS
Unaudited
(In thousands)

						Shareholders’
					Accumulated	Investment
	Common Stock		Additional		Other	Attributable to		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Crawford &	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Company	Interests	Investment

Balance at January 1, 2010 *	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 4	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	$27,767	$24,697	$29,232	$143,517	$(165,689)	$59,524	$4,562	$64,086

						Shareholders’
					Accumulated	Investment
	Common Stock		Additional		Other	Attributable to		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Crawford &	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Company	Interests	Investment

Balance at January 1, 2009 *	$26,523	$24,697	$26,342	$256,146	$(158,157)	$175,551	$4,808	$180,359
Comprehensive income (loss) — Note 4	—	—	—	3,082	(13,833)	(10,751)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	1,595	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	(1,886)	—	(1,886)

Balance at March 31, 2009	$27,149	$24,697	$25,425	$259,228	$(171,990)	$164,509	$4,155	$168,664

*	derived from the audited Consolidated Balance Sheets.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Based in Atlanta, Georgia, Crawford & Company (“the Company”) is the world’s largest independent provider of claims management solutions to the risk management and insurance industries as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutions(SM) offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company’s website is www.CrawfordAndCompany.com.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the assets of a rabbi trust, which is considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company’s deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company’s deferred compensation plan. At March 31, 2010 and December 31, 2009, the liabilities of the deferred compensation plan were $8,689,000 and $8,570,000, respectively, and the values of the assets held in the related rabbi trust were $13,673,000 and $13,551,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
2. Adoption of New Accounting Standards in 2010
Variable Interest Entities
On January 1, 2010, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”), which amended Accounting Standards Codification (“ASC”) 810, “Consolidations,” and other related guidance. ASU 2009-17 made certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. Based on the status of the entities that are evaluated for consolidation in the Company’s consolidated financial statements, the adoption of ASU 2009-17 did not impact the Company’s results of operations, financial condition, or cash flows.
Fair Value Disclosures
On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which will be effective for the Company beginning January 1, 2011.
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows. For the three-month periods ended March 31, 2010 and 2009, the Company had no transactions requiring disclosure under ASU 2010-06.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Pending Adoption of Recently Issued Accounting Standard
Multiple-Deliverable Revenue Arrangements
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13), which will supersede certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and will require an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 will also require additional disclosures. The Company will adopt the provisions of ASU 2009-13 on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
Stock-based Compensation
On March 31, 2010, the Emerging Issues Task Force (“EITF”) of the FASB ratified the final consensus on EITF Issue 09-J, “Impact of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Primarily Trades” (“Issue 09-J”). Issue 09-J addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as liabilities. Issue 09-J is effective for the Company on January 1, 2011. However, the adoption of Issue 09-J is not expected to change the Company’s current accounting for its stock-based compensation plans as equity awards since Issue 09-J’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which substantial portions of the entity’s equity securities trade.
4. Comprehensive Income (Loss)
Comprehensive Income (Loss) for the three months ended March 31, 2010 and 2009 was as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2010
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net Income	$3,054	$6	$3,060
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(1,573)	(9)	(1,582)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	679	—	679
Loss recognized during period	(926)	—	(926)
Amortization of retirement plans costs, net of taxes	1,534	—	1,534

Total Comprehensive Income (Loss)	$2,768	$(3)	$2,765

	Three months ended March 31, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total

Net Income (Loss)	$3,082	$(69)	$3,013
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(15,360)	(584)	(15,944)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	768	—	768
Loss recognized during period	(481)	—	(481)
Amortization of retirement plans costs, net of taxes	1,240	—	1,240

Total Comprehensive Loss	$(10,751)	$(653)	$(11,404)

5. Net Income per Common Share Attributable to Crawford & Company
Both classes of the Company’s common stock, Common Stock A and Common Stock B, share equally in the Company’s earnings for purposes of computing earnings per share (“EPS”).
The computations of basic and diluted net income per common share attributable to Crawford & Company were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended
	March 31,	March 31,
(in thousands, except earnings per share amounts)	2010	2009

Net income attributable to Crawford & Company	$3,054	$3,082

Weighted average common shares used to compute basic earnings per share	52,387	51,370

Dilutive effects of shares issuable under stock-based compensation plans	528	1,318

Weighted-average common share equivalents used to compute diluted earnings per share	52,915	52,688

Basic earnings per share	$0.06	$0.06

Diluted earnings per share	$0.06	$0.06

Weighted-average outstanding stock options to purchase approximately 2,241,000 and 1,843,000 shares of the Company’s Class A Common Stock were excluded from the computations of diluted EPS for the three months ended March 31, 2010 and 2009, respectively, because their inclusion would have been antidilutive based on the average price of CRDA during those periods.
6. Interest Rate Swap Agreements
The Company manages its exposure to the impact of interest rate changes by entering interest rate swap agreements.
In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under the Company’s Credit Agreement for a portion of its floating-rate debt to a fixed rate of 5.25%. The Company initially designated this interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced over its three-year term and was $80,000,000 at March 31, 2010.
In connection with the Fifth Amendment to the Company’s Credit Agreement entered into in October 2009, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, subsequent changes in the fair value of this swap agreement are recorded by the Company as a noninterest expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the three months ended March 31, 2010. Because it is still probable that the forecasted transactions that

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
were hedged will occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. The pretax amount in accumulated other comprehensive loss was $594,000 and $1,593,000 at March 31, 2010 and December 31, 2009, respectively.
In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that is effective beginning on June 30, 2010. This swap agreement effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90,000,000 of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated this interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap will be reduced to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company does not believe there have been any material changes in the creditworthiness of the counterparties to this interest-rate swap agreement.
At March 31, 2010 and December 31, 2009, the fair value of the interest rate swaps was a liability of $2,673,000 and $2,067,000, respectively. The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the three months ended March 31, 2010 or 2009. The pre-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to March 31, 2010 is approximately $1,310,000.
The effective portions of the pre-tax losses on the Company’s interest-rate swap derivative instruments are categorized in the table below:

	Loss Recognized in Other		Loss Reclassified from
	Comprehensive Loss		Accumulated OCL into
	(“OCL”) on Derivative -		Income - Effective Portion
(in thousands)	Effective Portion		(1)
Three Months Ended March 31,	2010	2009	2010	2009

Cash Flow Hedging Relationship:
Interest rate hedge	$1,591	$523	$—	$1,185

Interest Rate Swap Discontinued as a
Cash Flow Hedge	$—	NA	$1,000	NA

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The balances and changes in accumulated other comprehensive loss related to the effective portions of the Company’s interest rate hedges for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,	March 31,
(in thousands)	2010	2009

Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(1,354)	$(3,285)
Loss reclassified into income, net of tax	679	768
Loss recognized during period, net of tax	(926)	(481)

Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(1,601)	$(2,998)

The Company’s interest rate swap agreements contain provisions providing that if the Company is in default under its Credit Agreement, the Company may also be deemed to be in default under its interest rate swap agreements. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreements at values determined at the time of default. At March 31, 2010, no such default existed, and the Company had no assets posted as collateral under its interest rate swap agreements.
7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2010
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds (1)	$1,589	$1,589	$—	$—

Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	(1,990)	—	(1,990)	—

Derivative discontinued as hedging instrument:
Interest rate swap (2)	(683)	—	(683)	—

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)	The fair values of the interest rate swaps were derived from a discounted cash flow analysis based on the terms of the contracts and the forward interest rate curve adjusted for the Company’s credit risk. The fair values of the hedge instruments are either current or non-current Other Liabilities and/or Other Assets on the Company’s Condensed Consolidated Balance Sheet based upon the term of the hedged item.
Fair Value Disclosures
The fair value of accounts payable and short-term borrowings approximates their respective carrying values due to the short-term maturities of these instruments.
The carrying value of the Company’s term note payable was $174,275,000 at March 31, 2010. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. At March 31, 2010, the Company estimated the value of its term note payable to be approximately $171.0 million.
8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months ended March 31, 2010 and 2009 included the following components:

	Three months ended
	March 31,	March 31,
(in thousands)	2010	2009

Service cost	$620	$405
Interest cost	9,069	8,783
Expected return on assets	(8,987)	(7,241)
Amortization of transition asset	11	55
Recognized net actuarial loss	2,657	1,859

Net periodic benefit cost	$3,370	$3,861

For the three months ended March 31, 2010, the Company made contributions to its underfunded U.S. and U.K. defined benefit pension plans of $11,230,000, compared to $3,684,000 for the comparable period in 2009.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. For the three months ended March 31, 2010, discrete items had only a nominal effect on the effective income tax rate. At March 31, 2010, the Company estimates that its effective annual income tax rate for 2010 will be approximately 22% before considering discrete items.
The decrease in the Company’s income tax expense in the first quarter of 2010 compared to the first quarter of 2009 was due primarily to an internal restructuring of certain international operations in the second quarter of 2009 that resulted in an ongoing reduction in foreign taxes, which was partially offset by the expiration of a research credit and changes in discrete items.
10. Segment Information
Financial information for the three months ended March 31, 2010 and 2009 related to the Company’s reportable segments, including a reconciliation from segment operating earnings (loss) to the most directly comparable GAAP financial measure, is presented below:

	Three months ended
	March 31,	March 31,
(in thousands)	2010	2009

Revenues:
U.S. Property & Casualty	$49,194	$55,294
International Operations	104,451	90,630
Broadspire	61,963	74,601
Legal Settlement Administration	20,658	15,558

Total Segment Revenues before Reimbursements	236,266	236,083
Reimbursements	15,787	14,200

Total Revenues	$252,053	$250,283

Operating Earnings (Loss):
U.S. Property & Casualty	$5,096	$6,161
International Operations	6,552	7,406
Broadspire	(2,333)	(1,954)
Legal Settlement Administration	3,283	1,527

Total Segment Operating Earnings	12,598	13,140

Deduct:
Unallocated corporate and shared cost, net	(141)	(1,976)
Restructuring and other costs	(2,663)	(1,815)
Amortization of customer-relationship intangible assets	(1,500)	(1,498)
Stock option expense	(204)	(233)
Net corporate interest expense	(4,137)	(3,485)

Income before Income Taxes	$3,953	$4,133

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has also been removed from segment operating earnings.
Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period results are adjusted to reflect the current allocation process.
Revenue by major service line for the U.S. Property & Casualty and Broadspire segments is shown in the following table. It is not practicable to provide revenue by service line for the International Operations segment. Legal Settlement Administration considers all of its revenue to be derived from one service line.

	Three months ended
(in thousands)	March 31, 2010	March 31, 2009	Variance

U.S. Property & Casualty
Claims Field Operations	$33,202	$38,273	(13.2%)
Catastrophe Services	3,234	4,908	(34.1%)
Technical Services	7,250	7,776	(6.8%)
Contractor Connection	5,508	4,337	27.0%

	$49,194	$55,294	(11.0%)

Broadspire
Claims Management Services	$27,071	$33,351	(18.8%)
Medical Management Services	30,221	36,500	(17.2%)
Risk Management Information Services	4,671	4,750	(1.7%)

	$61,963	$74,601	(16.9%)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Commitments and Contingencies
Under the Company’s Credit Agreement, the Company and its subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2010, the aggregate amount committed under the facility was $19,569,000.
In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have, in the past, brought actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these known claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and any self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such foreseeable risks.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its consolidated financial statements.
Separately, the Company and Platinum have agreed to arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement. The Company asserts that Platinum owes the Company $740,000 while Platinum asserts that the Company owes Platinum $14.5 million. The Company expects this arbitration to be completed in 2010, although no assurance can be provided in this regard. At the present time, the Company is unable to determine any possible outcome of this dispute. In a separate arbitration, the Company asserted a claim for damages from Platinum due to breaches in the representations and warranties contained in the purchase agreement. Any damages awarded by the arbitration panel for the breaches of representations and warranties are capped by the purchase agreement at $15.0 million. The Company does not expect this arbitration to be completed in 2010 and is unable to determine any possible outcome to this arbitration. Because all of the goodwill in the Broadspire segment is impaired, any required payments or recoveries from these arbitrations will result in nontaxable charges or credits to the Company’s results of operations.
12. Losses on Sublease and Restructuring Charges
During October 2009, the Company entered into a sublease agreement with respect to a portion of a leased office building in Plantation, Florida. At that time, the Company realized a pre-tax loss of $1,810,000 on that phase of the sublease. This sublease agreement provides the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. In February 2010, the sublessor exercised one of its options for additional space in the building, and the Company recognized a pre-tax loss of approximately $2,663,000 on that phase of the sublease which is included in Restructuring and Other Costs on the Company’s Condensed Consolidated Statement of Operations. For the space subleased in February 2010, the Company expects to receive approximately $9,318,000 in additional sublease payments from the sublessor over the life of the sublease. If the sublessor exercises its remaining option, the Company would record an additional loss of approximately $658,000 in 2010 on that phase of the sublease, and the Company would receive additional sublease payments of approximately $5,323,000 over the life of the sublease. These sublease losses are not reported within the operating results for the Broadspire segment, but instead are reported as a corporate charge. Due to the subleases, during the first quarter of 2010 the Company relocated its Broadspire operations in Broward County Florida to another leased building.
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
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2010, and the related condensed consolidated statements of operations, the condensed consolidated statements of shareholders’ investment and noncontrolling interests, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ investment and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated March 5, 2010, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company adopted Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification ASC 810, Consolidation).
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 10, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2010 and 2009 contained in Item 1 of this Quarterly Report on Form 10-Q and 2) our Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements of our subsidiaries comprising our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutions (SM) offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, warranty inspections, legal settlement administration, including class action and bankruptcy administration and risk management information services. Shares of the Company’s two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively.
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
Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and evaluation of their claims, we also provide initial loss reporting services, loss mitigation services such as medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay claims.
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
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. During 2009 and into 2010, the insurance industry underwriting cycle could be characterized as a “soft” market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current “soft” market may have on us in the future.
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
Results of Operations
Executive Summary
Net income attributable to Crawford & Company was $3.1 million for the three months ended March 31, 2010, compared to $3.1 million for the comparable period in 2009. Consolidated net income in the three months ended March 31, 2010 included a pre-tax charge of $2.7 million, or $2.0 million after income tax, for a loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying condensed consolidated financial statements.

Consolidated net income in the three months ended March 31, 2009 included a pre-tax charge of $1.8 million, or $1.2 million after income tax, for professional fees incurred in connection with a previously disclosed internal realignment of certain of our legal entities.
Consolidated revenues before reimbursements in the first quarter of 2010 were relatively unchanged from the first quarter of 2009. Increases in revenues in our International Operations segment, due primarily to a weaker U.S. dollar, and strong revenue growth in our Legal Settlement Administration segment were offset by revenue declines in our U.S. Property & Casualty and Broadspire segments. Excluding the impact of foreign currency translation, consolidated revenues before reimbursements during the first quarter of 2010 were 5.5% lower than revenues in the first quarter of 2009, and revenues in our International Operations segment increased by less than 1.0% in the first quarter of 2010 compared to the first quarter of 2009.
Selling, General, and Administrative (“SG&A”) expenses were 4.9% lower in the first quarter of 2010 compared to the first quarter in 2009. The decrease was due primarily to lower expenses associated with our self-insured risks and to lower expenses resulting from the termination of a computer systems hosting contract.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker (“CODM”) to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has also been removed from operating earnings.
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
Unallocated corporate and shared costs represent expenses and credits related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. defined benefit pension plan, certain software, and certain self-insurance costs and recoveries. These items are not allocated to our individual operating segments.
Additional discussion and analysis of our income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains and expenses follows the discussion and analysis of the results of operations of our four operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses, respectively, in our consolidated results of operations. In the foregoing discussion and analysis of segment results of operations, we do not include a gross up of segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited condensed consolidated statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.
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

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to pretax income attributable to Crawford & Company and net income attributable to Crawford & Company, were as follows:

(in thousands, except percentages))
Three Months Ended March 31,	2010	2009	% Change

Revenues:
U.S. Property & Casualty	$49,194	$55,294	(11.0%)
International Operations	104,451	90,630	15.2%
Broadspire	61,963	74,601	(16.9%)
Legal Settlement Administration	20,658	15,558	32.8%

Total revenues, before reimbursements	236,266	236,083	0.1%
Reimbursements	15,787	14,200	11.2%

Total Revenues	252,053	250,283	0.7%

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	29,184	32,565	(10.4%)
% of related revenues before reimbursements	59.3%	58.9%
International Operations	73,089	64,373	13.5%
% of related revenues before reimbursements	70.0%	71.0%
Broadspire	37,179	42,821	(13.2%)
% of related revenues before reimbursements	60.0%	57.4%
Legal Settlement Administration	10,076	8,015	25.7%
% of related revenues before reimbursements	48.8%	51.5%

Total	149,528	147,774	1.2%
% of Revenues before reimbursements	63.3%	62.6%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	14,914	16,568	(10.0%)
% of related revenues before reimbursements	30.3%	30.0%
International Operations	24,810	18,851	31.6%
% of related revenues before reimbursements	23.7%	20.8%
Broadspire	27,117	33,734	(19.6%)
% of related revenues before reimbursements	43.8%	45.2%
Legal Settlement Administration	7,299	6,016	21.3%
% of related revenues before reimbursements	35.3%	38.7%

Total before reimbursements	74,140	75,169	(1.4%)
% of Revenues before reimbursements	31.4%	31.8%
Reimbursements	15,787	14,200	11.2%

Total	89,927	89,369	0.6%
% of Revenues	35.7%	35.7%

Operating Segment Earnings (Loss):
U.S. Property & Casualty	5,096	6,161	(17.3%)
% of related revenues before reimbursements	10.4%	11.1%
International Operations	6,552	7,406	(11.5%)
% of related revenues before reimbursements	6.3%	8.2%
Broadspire	(2,333)	(1,954)	19.4%
% of related revenues before reimbursements	(3.8%)	(2.6%)
Legal Settlement Administration	3,283	1,527	115.0%
% of related revenues before reimbursements	15.9%	9.8%

Deduct:
Unallocated corporate and shared costs, net	(141)	(1,976)	(92.9%)
Net corporate interest expense	(4,137)	(3,485)	18.7%
Stock option expense	(204)	(233)	(12.4%)
Amortization of customer-relationship intangibles	(1,500)	(1,498)	0.1%
Restructuring and other costs	(2,663)	(1,815)	46.7%

Pretax Income	3,953	4,133	(4.4%)
Income tax provision	(893)	(1,120)	(20.3%)

Net Income	3,060	3,013	1.6%
Net (income) loss attributable to noncontrolling interests	(6)	69	(108.7%)

Net income attributable to Crawford & Company	$3,054	$3,082	(0.9%)

U.S. PROPERTY & CASUALTY – First Quarter 2010 Compared to First Quarter 2009
First quarter operating earnings for our U.S. Property & Casualty segment decreased from $6.2 million, or 11.1% of revenue before reimbursements in 2009, to $5.1 million, or 10.4% of revenues before reimbursements in 2010. The decline in U.S. Property & Casualty’s operating earnings in the 2010 first quarter was primarily due to the decline in revenue discussed below.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace and from our Contractor Connection direct repair network. U.S. Property & Casualty revenues before reimbursements by major service line for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,	March 31,
(in thousands, except percentages)	2010	2009	Variance

Claims Field Operations	$33,202	$38,273	(13.2%)
Catastrophe Services	3,234	4,908	(34.1%)
Technical Services	7,250	7,776	(6.8%)
Contractor Connection	5,508	4,337	27.0%

Total U.S. Property & Casualty Revenues before Reimbursements	$49,194	$55,294	(11.0%)

The overall revenue decrease in the first quarter of 2010 for U.S. Property & Casualty was primarily due to a decline in Claims Field Operations revenues caused by reduced property, vehicle and warranty services claims. Also contributing to lower revenues in the first quarter of 2010 were declines in Catastrophe Services and Technical Services resulting from an overall decrease in weather-related events in the 2010 first quarter. These reductions were partially offset by an increase in revenues from our direct repair network, Contractor Connection.
U.S. Property & Casualty’s 11.0% revenue decline in the first quarter of 2010 compared to the same quarter in 2009 was due to a 9.6% decline from changes in the mix of services provided and in the rates charged for those services and a 1.4% decline in segment unit volume, measured principally by cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $2.5 million for the three months ended March 31, 2010, decreasing slightly from $2.6 million in the comparable 2009 period.
Case Volume Analysis
U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
(whole numbers)	March 31, 2010	March 31, 2009	Variance

Property	26,041	28,945	(10.0%)
Casualty	14,520	16,407	(11.5%)
Vehicle	13,307	16,483	(19.3%)
Warranty Services	4,087	11,769	(65.3%)
Workers’ Compensation and Other	4,587	4,270	7.4%

Total Claims Field Operations	62,542	77,874	(19.7%)

Contractor Connection	45,649	31,065	46.9%
Catastrophe Services	4,085	4,459	(8.4%)
Technical Services	1,846	2,312	(20.2%)

Total U.S. Property & Casualty Cases Received	114,122	115,710	(1.4%)

The 2010 decrease in property and casualty claims was due primarily to lower industry-wide claims volumes, which have resulted in fewer claims referred to us from our clients. The 2010 decline in vehicle claims was due primarily to general economic conditions which we believe have resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce third-party adjuster involvement in handling vehicle-related claims. We expect the trend of reduced third-party adjuster involvement in vehicle claims to continue. The 2010 decrease in warranty services claims resulted from the expiration of several long-running class action contracts. This trend is expected to continue as we are not aware of any large new class action warranty claims that will replace the expiring contracts. The 2010 increase in workers’ compensation claims was due primarily to increased referrals for outside investigations from insurance carriers and internal referrals from our Broadspire segment.
The 2010 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. The 2010 decreases in catastrophe services and technical services claims were due primarily to decreases in weather-related claims. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 59.3% in the three months ended March 31, 2010 compared to 58.9% in the 2009 first quarter. This percentage increase was primarily due to lower utilization of our employees in the first quarter of 2010 compared to the first quarter of 2009. There was an average of 1,505 full-time equivalent employees (including 69 catastrophe adjusters) during the first three months of 2010, compared to an average of 1,662 employees (including 90 catastrophe adjusters) during the comparable 2009 period.
U.S. Property & Casualty salaries and wages totaled $23.9 million for the three months ended

March 31, 2010, decreasing 9.8% from $26.5 million in the comparable 2009 period, primarily as a result of the lower number of full-time equivalent employees in the 2010 quarter. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $5.3 million in the three months ended March 31, 2010, decreasing from first quarter 2009 costs of $6.1 million due primarily to the decreased number of employees in this segment as well as a reduction in the employer match on employee contributions to the 401(K) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased from $16.6 million for the three months ended March 31, 2009 to $14.9 million for the comparable period in 2010. The lower amount in 2010 was due primarily to lower travel expenses as a result of the reduced claim volume and due to lower bad debt expense.
INTERNATIONAL OPERATIONS – First Quarter 2010 Compared to First Quarter 2009
Operating earnings in our International Operations segment were $6.6 million in the three months ended March 31, 2010, down from last year’s first quarter operating earnings of $7.4 million. Operating margins declined from 8.2% in the first quarter of 2009 to 6.3% in the comparable 2010 quarter.
Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,	March 31,
(in thousands, except percentages)	2010	2009	Variance

United Kingdom (“U.K.”)	$33,312	$29,648	12.4%
Canada	32,309	29,566	9.3%
Continental Europe, Middle East, Africa (“CEMEA”)	21,946	18,845	16.5%
Asia/Pacific	13,485	10,177	32.5%
Americas	3,399	2,394	42.0%

Total International Operations Revenues before Reimbursements	$104,451	$90,630	15.2%

Compared to the 2009 first quarter, during the 2010 first quarter the U.S. dollar was weaker against most major foreign currencies, resulting in a positive net exchange rate impact in the 2010 quarter. Excluding the positive impact of exchange rate fluctuations, International Operations’ revenues would have been $91.3 million in the three months ended March 31, 2010, reflecting growth in revenues on a constant dollar basis of less than 1.0%.
International Operations unit volume, measured by cases received, increased 1.5% in 2010 compared to 2009. This overall increase was primarily due to higher case referrals during 2010 in the U.K., CEMEA (as defined in the table above), and the Americas regions, partially offset by decreases in case referrals in Canada and the Asia/Pacific regions, as discussed below.

Average revenue per claim increased by less than 1.0% due to changes in the mix of services provided and in the rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $6.0 million for the three months ended March 31, 2010, from $7.1 million in the comparable 2009 quarter.
Case Volume Analysis
International Operations unit volumes by region, measured by cases received, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months ended
	March 31,	March 31,
(whole numbers)	2010	2009	% change

United Kingdom (U.K.)	46,877	37,801	24.0%
Canada	25,342	43,173	(41.3%)
Continental Europe, Middle East, and Africa (“CEMEA”)	35,770	28,796	24.2%
Asia/Pacific	26,069	26,709	(2.4%)
Americas	18,011	13,398	34.4%

Total International Cases Received	152,069	149,877	1.5%

The 2010 increase in the United Kingdom was due primarily to an increase in weather-related activity in the 2010 first quarter. The decrease in Canada was due primarily to a reduction in weather-related activity in the 2010 first quarter. The 2010 increase in CEMEA resulted primarily from growth in our claims management business in Holland, Finland, Denmark, and Sweden, plus growth in our household claims business in Germany and South Africa. The increase in the Americas was due primarily to weather-related activity in Brazil and an increase in high frequency, low severity claims in Brazil. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 70.0% for the three months ended March 31, 2010 compared to 71.0% for the comparable period in 2009. This percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased to $73.1 million for the first quarter of 2010 from $64.4 million for the comparable quarter in 2009. The increase in the dollar amount was primarily due to a weaker U.S. dollar in the 2010 quarter as the number of full-time equivalent employees decreased. There was an average of 4,185 full-time equivalent employees in the first three months of 2010 compared to an average of 4,323 in the comparable 2009 period.
Salaries and wages of International Operations segment personnel increased to $60.3 million for the three months ended March 31, 2010 from $53.5 million in the comparable 2009 period. Payroll taxes and fringe benefits for the International Operations segment totaled $12.8 million for the three months ended March 31, 2010, compared to $10.9 million for the comparable period in 2009. These increases were primarily related to a weaker U.S. dollar during the 2010 quarter.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 23.7% of International Operations’ revenues before reimbursements for the three months ended March 31, 2010, up from 20.8% for the comparable period in 2009 primarily due to foreign exchange gains recorded in the 2009 first quarter. The dollar amount of these expenses increased in the 2010 quarter to $24.8 million from $18.9 million in the first quarter of 2009 primarily due to a weaker U.S. dollar during the 2010 quarter.
BROADSPIRE – First Quarter 2010 Compared to First Quarter 2009
Our Broadspire segment reported an operating loss of $2.3 million for the first quarter of 2010, compared to an operating loss of $2.0 million in the first quarter of 2009. This decline was primarily due to lower workers compensation and casualty claim referrals as a result of lower U.S. employment levels and due to the loss of a major client at the end of 2009.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months ended
	March 31,	March 31,
(in thousands, except percentages)	2010	2009	% change

Claims Management Services	$27,071	$33,351	(18.8%)
Medical Management Services	30,221	36,500	(17.2%)
Risk Management Information Services	4,671	4,750	(1.7%)

Total Broadspire Revenues before Reimbursements	$61,963	$74,601	(16.9%)

Broadspire segment revenues before reimbursements decreased 16.9% to $62.0 million for the three months ended March 31, 2010, compared to $74.6 million for the 2009 period. Unit volumes for the Broadspire segment, measured principally by cases received, decreased 15.9% from the 2009 first quarter to the 2010 first quarter. Revenue also decreased 1.0% in the first quarter of 2010 compared to the same quarter in 2009 due to changes in the mix of services provided and in the rates charged for those services. The net result of these factors was a 16.9% decrease in Broadspire segment revenues before reimbursements for the first quarter of 2009 compared to the first quarter of 2010.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $738,000 for the three months ended March 31, 2010, decreasing from $1.3 million in the comparable 2009 quarter. This decrease was primarily attributable to the corresponding decrease in revenues before reimbursements.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months ended
	March 31,	March 31,
(whole numbers)	2010	2009	% change

Workers’ Compensation	27,767	35,158	(21.0%)
Casualty	14,544	16,361	(11.1%)
Other	4,304	3,899	10.4%

Total Broadspire Cases Received	46,615	55,418	(15.9%)

The 2010 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall decline in employment due to the current economic climate, as well as the loss of a major client discussed below. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. The 2010 declines in casualty claims were primarily due to reductions in claims from our existing clients as a result of the overall industry-wide reduction in claims volume, partially offset by net new business gains. The 2010 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
During 2009, we were notified by a major client of our Broadspire segment that the client would not renew its existing contract with us upon the scheduled expiration of that contract in December 2009. For the first quarter of 2009, revenues related to this client totaled approximately $5.8 million, or 7.8% of total segment revenues before reimbursements.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased to 60.0% in the three months ended March 31, 2010 compared to 57.4% in the comparable 2009 period. This percentage increase primarily reflected increased capacity due to the decline in claims volume. Average full-time equivalent employees totaled 2,062 in the first three months of 2010, down from 2,330 in the comparable 2009 period.
Broadspire segment salaries and wages decreased 12.3%, to $30.4 million in the three months ended March 31, 2010 from $34.7 million in the comparable 2009 period. Payroll taxes and fringe benefits for the Broadspire segment totaled $6.8 million in the three months ended March 31, 2010, decreasing 16.0% from $8.1 million for the 2009 comparable period. These decreases were primarily the result of the reduction in the number of full-time equivalent employees in the

2010 quarter as well as a reduction in the Company match on employee contributions to the 401(K) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of revenues before reimbursements to 43.8% for the three months ended March 31, 2010, from 45.2% in the comparable 2009 period. This reduction was primarily due to cost reductions as a result of the decline in revenue.
LEGAL SETTLEMENT ADMINISTRATION – First Quarter 2010 Compared to First Quarter 2009
Our Legal Settlement Administration segment reported operating earnings of $3.3 million for the three months ended March 31, 2010, increasing from $1.5 million in the comparable 2009 period, with the related operating margin increasing from 9.8% in the first three months of 2009 to 15.9% in the comparable 2010 period.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements increased 32.8% to $20.7 million in the three months ended March 31, 2010 compared to $15.6 million in the comparable 2009 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. During the three months ended March 31, 2010, we were awarded 62 new assignments, compared to 72 during the comparable period in 2009. At March 31, 2010 we had a backlog of projects awarded totaling approximately $50.7 million, compared to $39.0 million at March 31, 2009. Of the $50.7 million backlog at March 31, 2010, an estimated $43.2 million is expected to be recognized as revenues over the remainder of 2010.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $6.6 million for the three months ended March 31, 2010, increasing from $3.2 million in the comparable 2009 period. This increase was primarily attributable to increased activity during the 2010 quarter.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, decreased to 48.8% in the three months ended March 31, 2010 compared to 51.5% in the comparable 2009 period. This percentage decrease was due to the increase in revenues, partially offset by the increase in these expenses related to the increase in the number of employees in the 2010 quarter. The dollar amount of these expenses increased to $10.1 million for the first quarter of 2010 compared to

$8.0 million for the comparable 2009 quarter, due primarily to an increase in the number of full-time equivalent employees in the 2010 quarter. There was an average of 351 full-time equivalent employees in the first three months of 2010, compared to an average of 338 in the comparable 2009 period.
Legal Settlement Administration salaries and wages increased 28.8%, to $8.5 million for the three months ended March 31, 2010 from $6.6 million in the comparable 2009 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.6 million in the three months ended March 31, 2010 compared to $1.4 million in the comparable 2009 period. The increase in salaries and wages was primarily the result of the increase in number of full-time equivalent employees in 2010.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related revenues before reimbursements to 35.3% in the three months ended March 31, 2010 from 38.7% in the comparable 2009 period. This percentage decrease was primarily due to the higher revenues during 2010. The dollar amount of these expenses increased to $7.3 million for the first quarter of 2010 compared to $6.0 million for the comparable 2009 quarter, due primarily to the increased use of our outsourced service providers in the 2010 quarter compared to the same quarter in 2009.
Expenses and Credits Excluded from Segment Operating Earnings
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2010 we estimate that our effective annual income tax rate for 2010 will be approximately 22%.
Income tax expense on consolidated income totaled $902,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in income tax expense in the first quarter of 2010 compared to the first quarter of 2009 was due primarily to an internal restructuring of certain international operations in the second quarter of 2009 that resulted in an ongoing reduction in foreign taxes, which was partially offset by the expiration of a research tax credit and changes in certain discrete items.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps and the amounts of invested cash and investments. Corporate interest expense totaled $4.2 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively. Interest income totaled $103,000 and $580,000 for the three months ended March 31, 2010 and 2009, respectively.

Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million for both the three months ended March 31, 2010 and 2009. This amortization is included in SG&A expenses in our Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $204,000 and $233,000 was recognized during the three months ended March 31, 2010 and 2009, respectively, under the provisions of SFAS 123R.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2010 and 2009, unallocated corporate and shared costs primarily represented costs related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were a net expense of $141,000 for the three months ended March 31, 2010 and $2.0 million for the comparable period in 2009. Our U.S. defined benefit pension plan expense was $1.8 million in the first quarter of 2010, compared to an expense of $2.8 million for the first quarter of 2009. In addition, self-insurance pre-tax expenses were $1.3 million lower in the first quarter of 2010 compared to the first quarter of 2009.
Restructuring and Other Costs
In the three months ended March 31, 2010 we recorded pre-tax expenses totaling $2.7 million for a loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements. In the three months ended March 31, 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2010, our working capital balance (current assets less current liabilities) was approximately $72.1 million, an increase of $5.4 million from the working capital balance at December 31, 2009.

Cash Used in Operating Activities
Cash used in operating activities was $23.8 million for the three months ended March 31, 2010, compared to cash used in operating activities of $12.0 million for the comparable period of 2009. This increase in cash used in operating activities during the 2010 first quarter compared to the first quarter of 2009 was primarily due to a $10.0 million increase in contributions to our frozen U.S. defined benefit pension plan in 2010 and the previously mentioned increase in accounts receivable and unbilled revenue. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans. Over the remaining months of 2010, we expect to use between $15.0 million and $23.5 million to fund our frozen U.S. defined benefit pension plan.
Cash Used in Investing Activities
Cash used in investing activities was $5.7 million in the three months ended March 31, 2010, compared to cash used in investing activities of $5.9 million in the comparable period of 2009.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $8.5 million for the three months ended March 31, 2010, compared to cash used in financing activities of $9.2 million in the comparable period of 2009. During 2010, we increased our short-term borrowing as previously discussed, made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable, and paid $700,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2009, we repaid $5.8 million of short-term borrowings and paid loan costs of $944,000 in connection with an amendment to our Credit Agreement. In addition, we paid $1.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
In April 1999, our Board of Directors authorized a discretionary share repurchase program of an aggregate of 3,000,000 shares of our Class A common stock and our Class B common stock. Through March 31, 2010, we have reacquired 2,150,876 share of Class A and 143,261 shares of Class B common stock at an average cost of $10.99 and $12.21, respectively. We have not reacquired any shares since 2004 under this plan. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.
Other Matters Concerning Liquidity and Capital Resources
As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $19.6 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $66.6 million at March 31, 2010. Our short-term debt obligations typically peak during the first quarter of each year due in part to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. At March 31, 2010 and 2009, the outstanding balances under our revolving line of credit facility were $13.9 million and $32,000, respectively. Long-term borrowings outstanding, including current installments, totaled $174.8 million as of March 31, 2010, compared to $181.3 million at December 31, 2009. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
We believe our current financial resources, together with funds expected to be generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.
Financial Condition
Other significant changes in our unaudited condensed consolidated balance sheet as of March 31, 2010, compared to our consolidated balance sheet as of December 31, 2009, were as follows:
•	Cash and Cash Equivalents decreased $22.1 million, or $21.0 million net of currency exchange.

•	Accounts Receivable and Unbilled Revenues increased $18.6 million, or $19.8 million net of currency exchange impacts. This increase was primarily due to an increase in our average number of days of revenue outstanding.

•	Accrued Compensation and Related Costs decreased $11.7 million due primarily to the payment of annual incentive compensation and the funding of various retirement plans.

•	Short-term borrowing increased by $13.9 million and current installments of long-term debt decreased by $5.9 million.
Off-Balance Sheet Arrangements
At March 31, 2010, we were not party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2009.
We maintain funds in various trust accounts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying unaudited condensed consolidated balance sheets. We have concluded that we do not have a material off-balance sheet risk related to these funds.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since December 31, 2009.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2010 is provided in Notes 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.

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
As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.
Changes in Internal Control over Financial Reporting
We have identified no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.A.	Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions, or future results.

Item 5.	Other Information
Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on May 4, 2010 at our company headquarters in Atlanta, Georgia. All director nominees and management proposals were approved by our shareholders, as detailed below.
(a)	Votes regarding the election of the persons named below as Directors were as follows:

	For	Withheld	Broker Non-Vote
Jesse C. Crawford	22,657,884	165,726	587,180
Russel L. Honore	20,534,718	2,228,892	587,180
James D. Edwards	20,879,951	1,943,659	587,180
Charles H. Ogburn	22,701,403	122,207	587,180
Clarence H. Ridley	22,659,804	163,806	587,180
P. George Benson	20,540,832	2,282,778	587,180
E. Jenner Wood, III	20,259,127	2,564,483	587,180
Jeffrey T. Bowman	22,654,684	168,926	587,180
(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending December 31, 2010:

For	23,331,623
Against	64,577
Abstain	14,590
(c)	Votes to amend the Crawford & Company 1996 Employee Stock Purchase Plan to increase the number of shares of Class A common stock available under the plan by 1,000,000:

For	20,903,512
Against	1,861,712
Abstain	58,386
Broker Non-Vote	587,180
(d)	Votes regarding the approval of the Crawford & Company United Kingdom ShareSave Scheme, as amended:

For	22,730,808
Against	72,269
Abstain	20,533
Broker Non-Vote	587,180

Item 6.	Exhibits
See Index to Exhibits on page 43.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)
Date: May 10, 2010	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued May 10, 2010

99.2	First Quarter 2010 Earnings Conference Call Presentation, presented May 10, 2010

101	XBRL Documents