Form 10-Q
period 2010-06-30
CRAWFORD & CO
filed 2010-08-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____ to ____
Commission file number 1-10356
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification No.)

1001 Summit Boulevard Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)
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
Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of July 30, 2010 was as follows:
Class A Common Stock, $1.00 par value: 27,993,572
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2010
Index

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) Three months ended June 30, 2010 and 2009	3

	Condensed Consolidated Statements of Operations (unaudited) Six months ended June 30, 2010 and 2009	4

	Condensed Consolidated Balance Sheets (unaudited) June 30, 2010 and December 31, 2009	5

	Condensed Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2010 and 2009	7

	Condensed Consolidated Statements of Shareholders’ Investment and Noncontrolling Interests (unaudited) As of and for the three-month and six-month periods ended June 30, 2010 and 2009	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	46

Item 1.A.	Risk Factors	46

Item 6.	Exhibits	47

Signatures		48
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information
Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three months ended June 30,
	2010	2009

Revenues:

Revenues before reimbursements	$238,151	$249,664
Reimbursements	17,835	21,979

Total Revenues	255,986	271,643

Costs and Expenses:

Costs of services provided, before reimbursements	176,424	183,884
Reimbursements	17,835	21,979

Total costs of services	194,259	205,863

Selling, general, and administrative expenses	50,411	54,414

Corporate interest expense, net of interest income of $193 and $486, respectively	3,672	3,640

Restructuring and other costs	1,987	—

Goodwill impairment charge	7,303	94,000

Total Costs and Expenses	257,632	357,917

Loss before Income Taxes	(1,646)	(86,274)

Provision for Income Taxes	865	1,615

Net Loss	(2,511)	(87,889)

Less: Net Income Attributable to Noncontrolling Interests	16	235

Net Loss Attributable to Crawford & Company	$(2,527)	$(88,124)

Loss Per Share, Based on Net Loss Attributable to Crawford & Company:
Basic and Diluted	$(0.05)	$(1.70)

Average Number of Shares Used to Compute:
Basic Loss Per Share	52,619	51,877
Diluted Loss Per Share	52,619	51,877
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Six months ended June 30,
	2010	2009

Revenues:

Revenues before reimbursements	$474,417	$485,747
Reimbursements	33,622	36,179

Total Revenues	508,039	521,926

Costs and Expenses:

Costs of services provided, before reimbursements	352,970	359,046
Reimbursements	33,622	36,179

Total costs of services	386,592	395,225

Selling, general, and administrative expenses	99,378	105,902

Corporate interest expense, net of interest income of $296 and $1,066, respectively	7,809	7,125

Restructuring and other costs	4,650	1,815

Goodwill impairment charge	7,303	94,000

Total Costs and Expenses	505,732	604,067

Income (Loss) before Income Taxes	2,307	(82,141)

Provision for Income Taxes	1,758	2,735

Net Income (Loss)	549	(84,876)

Less: Net Income Attributable to Noncontrolling Interests	22	166

Net Income (Loss) Attributable to Crawford & Company	$527	$(85,042)

Earnings (Loss) Per Share, Based on Net Income (Loss) Attributable to Crawford & Company:
Basic and Diluted	$0.01	$(1.65)

Average Number of Shares Used to Compute:
Basic Earnings (Loss) Per Share	52,504	51,625
Diluted Earnings (Loss) Per Share	52,949	51,625
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

	June 30,	* December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$38,234	$70,354
Accounts receivable, less allowance for doubtful accounts of $10,747 and $11,983, respectively	150,489	139,215
Unbilled revenues, at estimated billable amounts	104,034	93,796
Prepaid expenses and other current assets	24,851	22,350

Total current assets	317,608	325,715

Property and Equipment:
Property and equipment	142,467	144,254
Less accumulated depreciation	(102,274)	(102,108)

Net property and equipment	40,193	42,146

Other Assets:
Goodwill	122,162	123,169
Intangible assets arising from business acquisitions, net	100,979	104,409
Capitalized software costs, net	52,841	50,463
Deferred income tax assets	68,072	69,504
Other noncurrent assets	26,460	27,499

Total other assets	370,514	375,044

TOTAL ASSETS	$728,315	$742,905

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands except par value amounts)

		*
	June 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$17,914	$32
Accounts payable	34,205	35,449
Accrued compensation and related costs	59,842	70,871
Self-insured risks	16,807	18,475
Other accrued liabilities	56,208	47,318
Deferred revenues	50,071	53,664
Mandatory company contributions due to pension plan	15,900	25,000
Current installments of long-term debt and capital leases	2,265	8,189

Total current liabilities	253,212	258,998

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	171,920	173,061
Deferred revenues	31,864	33,524
Self-insured risks	15,957	14,824
Accrued pension liabilities, less current mandatory contributions	180,128	187,507
Other noncurrent liabilities	14,390	13,705

Total noncurrent liabilities	414,259	422,621

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 27,767 and 27,355 shares issued and outstanding in 2010 and 2009, respectively	27,767	27,355
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding in 2010 and 2009, respectively	24,697	24,697
Additional paid-in capital	29,891	29,570
Retained earnings	140,990	140,463
Accumulated other comprehensive loss	(167,339)	(165,403)

Total Crawford & Company Shareholders’ Investment	56,006	56,682

Noncontrolling interests	4,838	4,604

Total shareholders’ investment	60,844	61,286

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$728,315	$742,905

*	derived from the audited Consolidated Balance Sheet.
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$549	$(84,876)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,155	15,568
Goodwill impairment charge	7,303	94,000
Stock-based compensation	1,436	2,841
Loss on disposals of property and equipment, net	137	40
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(12,753)	8,645
Unbilled revenues, net	(12,600)	(2,593)
Accrued or prepaid income taxes	(837)	(2,723)
Accounts payable and accrued liabilities	(6,617)	(13,409)
Deferred revenues	(4,826)	(6,189)
Accrued retirement costs	(14,311)	(6,124)
Prepaid expenses and other operating activities	(2,268)	(1,504)

Net cash (used in) provided by operating activities	(29,632)	3,676

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,973)	(4,630)
Proceeds from sales of property and equipment	31	16
Capitalization of computer software costs	(7,249)	(6,780)
Other investing activities	—	(1,089)

Net cash used in investing activities	(12,191)	(12,483)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(703)	(1,888)
Increases in short-term borrowings	22,108	15,086
Payments on short-term borrowings	(2,688)	(15,444)
Payments on long-term debt and capital lease obligations	(7,053)	(1,213)
Capitalized loan costs	—	(944)
Other financing activities	(39)	26

Net cash provided by (used in) financing activities	11,625	(4,377)

Effect of exchange rate changes on cash and cash equivalents	(1,922)	(1,840)

Decrease in cash and cash equivalents	(32,120)	(15,024)
Cash and cash equivalents at beginning of year	70,354	73,124

Cash and cash equivalents at end of period	$38,234	$58,100

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT AND NONCONTROLLING INTERESTS
Unaudited
(In thousands)

						Shareholders’
					Accumulated	Investment
	Common Stock		Additional		Other	Attributable to		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Crawford &	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Company	Interests	Investment

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 4	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	27,767	24,697	29,232	143,517	(165,689)	59,524	4,562	64,086

Comprehensive income (loss) — Note 4	—	—	—	(2,527)	(1,650)	(4,177)	276	(3,901)
Stock-based compensation	—	—	659	—	—	659	—	659
Common stock activity, net		—		—	—	—	—	—

Balance at June 30, 2010	$27,767	$24,697	$29,891	$140,990	$(167,339)	$56,006	$4,838	$60,844

						Shareholders’
					Accumulated	Investment
	Common Stock		Additional		Other	Attributable to		Total
	Class A	Class B	Paid-In	Retained	Comprehensive	Crawford &	Noncontrolling	Shareholders’
	Non-Voting	Voting	Capital	Earnings	Loss	Company	Interests	Investment

Balance at January 1, 2009	$26,523	$24,697	$26,342	$256,146	$(158,157)	$175,551	$4,808	$180,359
Comprehensive income (loss) — Note 4	—	—	—	3,082	(13,833)	(10,751)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	1,595	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	(1,886)	—	(1,886)

Balance at March 31, 2009	27,149	24,697	25,425	259,228	(171,990)	164,509	4,155	168,664

Comprehensive (loss) income — Note 4	—	—	—	(88,124)	13,368	(74,756)	394	(74,362)
Stock-based compensation	—	—	1,246	—	—	1,246	—	1,246
Common stock activity, net	70	—	(59)	—	—	11	—	11

Balance at June 30, 2009	$27,219	$24,697	$26,612	$171,104	$(158,622)	$91,010	$4,549	$95,559

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world’s largest independent provider of claims management solutions to the risk management and insurance industries as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssm offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company’s website is www.crawfordandcompany.com. The information contained on the Company’s website is not a part of, and is not incorporated by reference into, this report.
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for other future periods.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the assets of a rabbi trust, which is considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company’s deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company’s deferred compensation plan. At June 30, 2010 and December 31, 2009, the liabilities of the deferred compensation plan were $8,980,000 and $8,570,000, respectively, and the values of the assets held in the related rabbi trust were $13,795,000 and $13,551,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
2. Adoption of New Accounting Standards in 2010
Variable Interest Entities
On January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”), which amended Accounting Standards Codification (“ASC”) 810, “Consolidations,” and other related guidance. ASU 2009-17 made certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. Based on the status of the entities that are evaluated for consolidation in the Company’s consolidated financial statements, the adoption of ASU 2009-17 did not impact the Company’s results of operations, financial condition, or cash flows.
Fair Value Disclosures
On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements,” (“ASU 2010-06”) which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which will be effective for the Company beginning January 1, 2011.
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows. For the three-month and six-month periods ended June 30, 2010 and 2009, the Company had no transactions requiring disclosure under ASU 2010-06.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Pending Adoption of Recently Issued Accounting Standards
Multiple-Deliverable Revenue Arrangements
On October 7, 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which will supersede certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” (“ASC 605-25”) and will require an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 will also require additional disclosures. The Company will adopt the provisions of ASU 2009-13 on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
Stock-Based Compensation
In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as liabilities. ASU 2010-13 is effective for the Company on January 1, 2011. However, the adoption of ASU 2010-13 is not expected to change the Company’s current accounting for its stock-based compensation plans as equity awards since ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which substantial portions of the entity’s equity securities trade.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Comprehensive (Loss) Income
Comprehensive (loss) income for the three months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30, 2010
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(2,527)	$16	$(2,511)
Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(4,205)	260	(3,945)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	367	—	367
Gain recognized during period	214	—	214
Amortization of cost of retirement plans, net of taxes	1,974	—	1,974

Total Comprehensive (Loss) Income	$(4,177)	$276	$(3,901)

	Three months ended June 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(88,124)	$235	$(87,889)
Other Comprehensive Income (Loss):
Net foreign currency translation gain	11,433	159	11,592
Interest rate swap agreement, net of taxes:
Loss reclassified into income	896	—	896
Loss recognized during period	(201)	—	(201)
Amortization of cost of retirement plans, net of taxes	1,240	—	1,240

Total Comprehensive (Loss) Income	$(74,756)	$394	$(74,362)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive (loss) income for the six months ended June 30, 2010 and 2009 was as follows:

	Six months ended June 30, 2010
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$527	$22	$549
Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(5,778)	251	(5,527)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,046	—	1,046
Loss recognized during period	(712)	—	(712)
Amortization of cost of retirement plans, net of taxes	3,508	—	3,508

Total Comprehensive (Loss) Income	$(1,409)	$273	$(1,136)

	Six months ended June 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(85,042)	$166	$(84,876)
Other Comprehensive (Loss) Income:
Net foreign currency translation loss	(3,927)	(425)	(4,352)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,664	—	1,664
Loss recognized during period	(682)	—	(682)
Amortization of cost of retirement plans, net of taxes	2,480	—	2,480

Total Comprehensive Loss	$(85,507)	$(259)	$(85,766)

5. Net (Loss) Income per Common Share Attributable to Crawford & Company
Both classes of the Company’s common stock, Common Stock Class A (“CRDA”) and Common Stock Class B (“CRDB”) , share equally in the Company’s earnings for purposes of computing (loss) earnings per share (“EPS”).
The computations of basic and diluted net (loss) income per common share attributable to Crawford & Company were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except (loss) earnings per share)	2010	2009	2010	2009
Net (loss) income attributable to Crawford & Company	$(2,527)	$(88,124)	$527	$(85,042)

Weighted average common shares used to compute basic (loss) earnings per share	52,619	51,877	52,504	51,625

Dilutive effects of shares issuable under stock-based compensation plans	—	—	445	—

Weighted-average common share equivalents used to compute diluted (loss) earnings per share	52,619	51,877	52,949	51,625

Basic (loss) earnings per share	$(0.05)	$(1.70)	$0.01	$(1.65)

Diluted (loss) earnings per share	$(0.05)	$(1.70)	$0.01	$(1.65)

For the quarter ended June 30, 2010, weighted-average common share equivalents of 355,000 shares were not included in the calculation of diluted loss per share since the Company recorded a net loss. For the quarter and six-month periods ended June 30, 2009, weighted-average common share equivalents of 610,000 and 933,000 shares, respectively, were not included in the calculation of diluted loss per share since the Company recorded a net loss for these periods. The inclusion of these shares would have been anti-dilutive.
Weighted-average outstanding stock options to purchase approximately 1,742,000 and 2,496,000 shares of CRDA were excluded from the computation of diluted EPS for the three months ended June 30, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. Weighted-average outstanding stock options to purchase approximately 1,992,000 and 2,527,000 shares of CRDA were excluded from the computation of diluted EPS for the six months ended June 30, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. In addition, performance stock grants of approximately 746,000 and 766,000 shares of CRDA were excluded from the computation of EPS for the respective periods because the expected performance conditions had not been met as of June 30, 2010 and 2009, respectively. Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for approximately 316,000 of these performance stock grants are expected to be achieved at the end of 2010.
6. Interest Rate Swap Agreements
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering interest rate swap agreements.
In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under the Company’s Credit Agreement for a portion of its floating-rate debt to a fixed rate of 5.25%. The Company initially

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
designated this interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced over its three-year term. The swap agreement expired May 31, 2010.
In connection with the Fifth Amendment to the Company’s Credit Agreement entered into in October 2009, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, subsequent changes in the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than as a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the quarter or six months ended June 30, 2010. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. As of June 30, 2010, all amounts had been reclassified from accumulated other comprehensive loss into earnings and the associated liability was reduced to zero upon expiration and settlement of the swap agreement.
In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. This swap agreement effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90,000,000 of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated this interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap will be reduced to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company does not believe there have been any material changes in the creditworthiness of the counterparties to this interest-rate swap agreement and believes the risk of nonperformance by such parties is minimal.
At June 30, 2010 and December 31, 2009, the fair value of the interest rate swaps was a liability of $1,645,000 and $2,067,000, respectively. The amount of gain/loss recognized in income/expense, respectively, on the Company’s interest rate hedge contract (with the ineffective portion excluded from any effectiveness testing) were not material for the three months or six months ended June 30, 2010 or 2009. The pretax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to June 30, 2010 is approximately $941,000.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gain (Loss) Recognized in
	Other Comprehensive Loss		Loss Reclassified from
	(“OCL”) on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Three Months Ended June 30,	2010	2009	2010	2009
Cash Flow Hedging Relationship:
Interest rate hedge	$346	$(266)	NA	$(1,273)

Interest Rate Swap Discontinued as a Cash Flow Hedge	NA	NA	$(593)	NA

			Loss Reclassified from
	Loss Recognized in OCL on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Six Months Ended June 30,	2010	2009	2010	2009
Cash Flow Hedging Relationship:
Interest rate hedge	$(1,245)	$(789)	NA	$(2,458)

Interest Rate Swap Discontinued as a Cash Flow Hedge	NA	NA	$(1,593)	NA

(1)	The losses reclassified from accumulated OCL into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedges for the three-month and six-month periods ended June 30, 2010 and 2009 were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended
	June 30,	June 30,
(in thousands)	2010	2009
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedges, net of tax	$(1,601)	$(2,998)
Loss reclassified into income, net of tax	367	896
Gain (loss) recognized during period, net of tax	214	(201)

Amount in accumulated OCL at end of period for effective portion of interest rate hedges, net of tax	$(1,020)	$(2,303)

	Six months ended
	June 30,	June 30,
(in thousands)	2010	2009
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedges, net of tax	$(1,354)	$(3,285)
Loss reclassified into income, net of tax	1,046	1,664
Loss recognized during period, net of tax	(712)	(682)

Amount in accumulated OCL at end of period for effective portion of interest rate hedges, net of tax	$(1,020)	$(2,303)

The Company’s interest rate swap agreement contains provisions providing that if the Company is in default under its Credit Agreement, the Company may also be deemed to be in default under its interest rate swap agreement. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreement at values determined at the time of default. At June 30, 2010, no such default existed, and the Company was not required to have assets posted as collateral under its interest rate swap agreement.
7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Fair Value Measurements at June 30, 2010
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$1,590	$1,590	$—	$—

Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	(1,645)	—	(1,645)	—

(1)	The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)	The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. $941,000 of the fair value of the hedge instrument is included in Other Accrued Liabilities and $704,000 of the fair value of the hedge instrument is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet, based upon the term of the hedged item.
Fair Value Disclosures
The fair value of accounts payable and short-term borrowings approximates their respective carrying values due to the short-term maturities of these instruments.
The carrying value of the Company’s term note payable was $173,750,000 at June 30, 2010. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on trading activity for the term note and estimates provided by the administrative agent under its credit facility. At June 30, 2010, the Company estimated the value of its term note payable to be approximately $169,800,000.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2010 and 2009 included the following components:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$584	$390	$1,204	$795
Interest cost	8,898	8,670	17,967	17,453
Expected return on assets	(8,801)	(7,132)	(17,788)	(14,373)
Amortization of transition asset	11	52	22	107
Recognized net actuarial loss	2,766	1,843	5,423	3,702

Net periodic benefit cost	$3,458	$3,823	$6,828	$7,684

For the three- and six-month periods ended June 30, 2010, the Company made contributions of $6,984,000 and $18,214,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans compared with contributions of $3,711,000 and $7,395,000, respectively, for the comparable periods in 2009.
9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2010, the Company estimates that its effective annual income tax rate for 2010 will be approximately 22% before considering discrete items.
The decrease in the Company’s income tax expense in the first six months of 2010 compared to the same period in 2009 was due primarily to an internal restructuring of certain international operations in the second quarter of 2009 that resulted in an ongoing reduction in foreign taxes, which was partially offset by the expiration of a research and development tax credit and changes in discrete items.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Segment Information
Financial information for the three months and six months ended June 30, 2010 and 2009 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to (loss) income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2010	2009	2010	2009
Revenues:
U.S. Property & Casualty	$46,954	$54,789	$96,148	$110,083
International Operations	105,751	95,885	210,202	186,515
Broadspire	61,180	73,056	123,143	147,657
Legal Settlement Administration	24,266	25,934	44,924	41,492

Total Segment Revenues before Reimbursements	238,151	249,664	474,417	485,747
Reimbursements	17,835	21,979	33,622	36,179

Total Revenues	$255,986	$271,643	$508,039	$521,926

Operating Earnings (Loss):
U.S. Property & Casualty	$3,271	$6,201	$8,367	$12,362
International Operations	7,321	8,471	13,873	15,877
Broadspire	(1,772)	(606)	(4,105)	(2,560)
Legal Settlement Administration	5,566	4,287	8,849	5,814

Total Segment Operating Earnings	14,386	18,353	26,984	31,493

Add/(deduct):
Unallocated corporate and shared costs, net	(1,384)	(5,294)	(1,525)	(7,270)
Restructuring and other costs	(1,987)	—	(4,650)	(1,815)
Goodwill impairment charge	(7,303)	(94,000)	(7,303)	(94,000)
Net corporate interest expense	(3,672)	(3,640)	(7,809)	(7,125)
Amortization of customer-relationship intangible assets	(1,499)	(1,496)	(2,999)	(2,994)
Stock option expense	(187)	(197)	(391)	(430)

(Loss) Income before Income Taxes	$(1,646)	$(86,274)	$2,307	$(82,141)

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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2010	2009	2010	2009
U.S. Property & Casualty
Claims Field Operations	$32,096	$36,042	$65,298	$74,315
Catastrophe Services	2,786	7,178	6,020	12,086
Technical Services	7,455	7,594	14,705	15,370
Contractor Connection	4,617	3,975	10,125	8,312

	$46,954	$54,789	$96,148	$110,083

Broadspire
Claims Management Services	$25,465	$32,527	$53,746	$66,014
Medical Management Services	30,970	35,868	59,981	72,232
Risk Management Information Services	4,745	4,661	9,416	9,411

	$61,180	$73,056	$123,143	$147,657

11. Commitments and Contingencies
The Company’s and its subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2010, the aggregate committed amount of letters of credit outstanding under the Credit Agreement was $19,319,000.
In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have, in the past brought, and may in the future bring, actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these known claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and any self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable risks.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Separately, the Company and Platinum previously agreed to, and have been engaged in an arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement (the “Purchase Price Arbitration”). Pursuant to the Stock Purchase Agreement, any amounts payable resulting from such arbitration are considered to be adjustments to the purchase price, and will accrue interest at the prime rate from October 31, 2006. As described in more detail in Note 13, a decision and contingent determination in this arbitration was rendered on July 30, 2010. Separately, the Company has asserted claims for damages from Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement, which claims are in arbitration (the “Representations and Warranties Arbitration”). Any damages awarded by the arbitration panel in connection with the Representations and Warranties Arbitration are limited by the Stock Purchase Agreement to $15.0 million. The Company does not expect this arbitration to be completed in 2010 and is unable to determine any possible outcome of this arbitration. Any payments made or to be made, or recoveries resulting from the Purchase Price Arbitration or the Representations and Warranties Arbitration could result in additional goodwill impairment charges or gains, as applicable, and will be recorded in the period in which the settlement is reached.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Restructuring Charges and Losses on Sublease
During the second quarter of 2010, the Company recorded a pretax charge of $1,987,000 for severance costs related to reductions in administrative staff. Approximately $556,000 of this charge was paid prior to June 30, 2010, with the remainder expected to be paid during the third quarter of 2010. For the six months ended June 30, 2010, the total restructuring and other costs was $4,650,000, which included this restructuring charge plus a pretax loss of approximately $2,663,000 on the Plantation sublease recorded in the first quarter of 2010, discussed below.
The restructuring charge recorded in the six months ended June 30, 2009 was $1,815,000 for professional fees incurred in connection with an internal realignment of certain of the Company’s legal entities in the U.S. and internationally. The realignment of these legal entities did not impact segment financial reporting. These realignment activities commenced in the fourth quarter of 2008.
During October 2009, the Company entered into a sublease agreement with respect to a portion of a leased office building in Plantation, Florida, that was utilized by its Broadspire operations. At that time, the Company realized a pretax loss of $1,810,000 on that phase of the sublease. This sublease agreement provides the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. In February 2010, the sublessor exercised one of its options for additional space in the building, and the Company recognized a pretax loss of approximately $2,663,000 on that phase of the sublease which is included in Restructuring and Other Costs on the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. For the space subleased in February 2010, the Company expects to receive approximately $9,318,000 in additional sublease payments from the sublessor over the life of the sublease. If the sublessor exercises its remaining option, the Company would record an additional loss of approximately $658,000 in 2010 on that phase of the sublease, and the Company would receive additional sublease payments of approximately $5,323,000 over the life of the sublease. These sublease losses are not reported within the operating results for the Broadspire segment, but instead are reported as a corporate charge. Due to the subleases, during the first quarter of 2010 the Company relocated its Broadspire operations in Broward County Florida to another leased building.
13. Subsequent Event
On July 30, 2010, the independent auditor arbitrating the Purchase Price Arbitration issued a decision and contingent determination in connection therewith. This decision and contingent determination purports to resolve certain issues being arbitrated thereunder, and provides certain additional guidance with respect to other issues, subject to further determinations. Although the Company is reserving all of its rights with respect to the issues purported to be resolved and has asked the arbitrator to reconsider certain aspects of the decision and contingent determination, the Company made a payment of $6,099,000 plus interest on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7,303,000 for the quarter and six months ended June 30, 2010. All but the interest portion of the charge is nondeductible for tax purposes. The charge recorded in the second quarter of 2010 does not impact the Company’s Credit Agreement.

At the present time, the Company is unable to determine any further possible outcome of this arbitration, or the timing thereof, although the Company expects that an unfavorable result in all remaining portions of the Purchase Price Arbitration could result in the Company being required to pay to Platinum up to an additional $6,619,000, plus interest, fees and expenses. No assurances can be provided that any future required payments would not materially adversely affect the Company’s liquidity, financial condition or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests, and comprehensive income (loss), and cash flows for the year then ended (not presented herein) and in our report dated March 5, 2010, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification ASC 810, Consolidation).
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 9, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:
•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U.S.,

•	unfavorable outcomes in any current or future legal proceedings, including our various arbitration proceedings relating to the acquisition of BMSI,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to complete the implementation of RiskTech on schedule,

•	impairment of goodwill or our other indefinite-lived intangible assets, and
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2010 and 2009 contained in Item 1 of this Quarterly Report on Form 10-Q and 2) our Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements of our subsidiaries comprising our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssm offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration, including class action and bankruptcy administration, as well as risk management information services. Shares of the Company’s two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively.
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing operating performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market, including the product warranties and inspections marketplace. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire serves the self-insurance marketplace primarily within the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets primarily in the U.S.
Insurance companies, which represent the major source of our global revenues, customarily manage their own claims administration function but often rely on third parties for certain services which we provide, primarily including field investigation and the evaluation of property and casualty insurance claims. We also conduct inspections of building component products related to warranty and product performance claims.
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
The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. Accordingly, we are limited in our ability to predict case volumes that may be referred to us in the future. In addition, our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services.
We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on claims in the period the claim is assigned to us, although sometimes a portion or substantially all of the revenue generated by a specific claim assignment will be earned in subsequent periods. Industry-wide claims volume in general will vary depending upon the insurance underwriting cycle.
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
The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues from legal settlement administration services are generally project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements declined 4.6% and 2.3% for the three-month and six-month periods ended June 30, 2010, compared to the same periods of 2009. Increases in revenues in our International Operations segment, due primarily to a weaker U.S. dollar, were offset by revenue declines in both the second quarter and the six months ended June 30, 2010, in our U.S. Property & Casualty and Broadspire segments. Excluding the impact of foreign currency translation, consolidated revenues before reimbursements during the second quarter of 2010 were 8.9% lower than revenues in the second quarter of 2009, and revenues in our International Operations segment decreased by 0.9% in the second quarter of 2010 compared to the second quarter of 2009. For the first six months of 2010, excluding the impact of foreign currency translation, consolidated revenues before reimbursements were 7.3% lower than revenues in the first six months of 2009, and revenues in our International Operations segment decreased by 0.1%, compared to the first six months of 2009.
Excluding noncash goodwill impairment charges of $ 7.3 million, or $(0.13) per share, in the second quarter of 2010, which are described more fully in Note 13 to the accompanying unaudited condensed consolidated financial statements, and $94.0 million, or $(1.81) per share, in the second quarter of 2009, net income attributable to Crawford & Company was $4.3 million and $5.9 million for the three months ended June 30, 2010 and 2009, respectively, and $7.4 million and $9.0 million for the six months ended June 30, 2010 and 2009, respectively. Including the goodwill impairment charge in the second quarter of 2010, the net (loss) income attributable to Crawford & Company was $(2.5) million for the quarter ended June 30, 2010, and $527,000 for the six months ended June 30, 2010. Including the goodwill impairment charge in the second quarter of 2009, net loss attributable to Crawford & Company was $(88.1) million and $(85.0) million for the quarter and six months ended June 30, 2009, respectively.
Consolidated net income for the three months ended June 30, 2010 included a pretax charge of $2.0 million, or $(0.02) per share, due to severance costs for administrative staff reductions. For the six months ended June 30, 2010, the total restructuring and other costs was $4.7 million, or $(0.05) per share, which included this restructuring charge plus a pretax loss of approximately $2.7 million on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements. The restructuring charge recorded in the quarter and six months ended June 30, 2009 was $1.8 million, or $(0.02) per share, due to professional fees incurred in connection with a previously disclosed internal realignment of certain of our legal entities.
Selling, General, and Administrative (“SG&A”) expenses were 7.4% and 6.2% lower in the quarter and six months ended June 30, 2010, compared to the same periods of 2009. The decreases were due primarily to lower expenses associated with our self-insured risks lower expenses resulting from the termination of a computer systems hosting contract, and administrative cost control.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is the primary financial performance measure used by our senior management and chief operating decision maker (“CODM”) to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)

Topic 280 “Segment Reporting,” it is not considered a non-GAAP financial measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs–all for reasons described below. Net income or loss attributable to noncontrolling interests has also been removed from operating earnings.
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by management and affecting the Company as a whole. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
Certain other gains and expenses may arise from events (expenses related to restructurings, losses on subleases, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Unallocated corporate and shared costs represent expenses and credits related to our CEO and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. defined benefit pension plan, and certain self-insurance costs and recoveries. These items are not allocated to our individual operating segments.
Additional discussion and analysis of our income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and other gains and expenses follows the discussion and analysis of the results of operations of our four operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported as revenues and expenses, respectively, in our consolidated results of operations. In the following discussion and analysis of segment results of operations, we do not include a gross-up of segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income (loss) or operating earnings (loss). A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited condensed consolidated statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.
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
Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to pretax (loss) income attributable to Crawford & Company and net (loss) income attributable to Crawford & Company, were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except percentages)	2010	2009	2010	2009

Revenues:
U.S. Property & Casualty	$46,954	$54,789	$96,148	$110,083
International Operations	105,751	95,885	210,202	186,515
Broadspire	61,180	73,056	123,143	147,657
Legal Settlement Administration	24,266	25,934	44,924	41,492

Total revenues, before reimbursements	238,151	249,664	474,417	485,747
Reimbursements	17,835	21,979	33,622	36,179

Total Revenues	$255,986	$271,643	$508,039	$521,926

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$28,963	$32,685	$58,147	$65,250
% of related revenues before reimbursements	61.7%	59.7%	60.5%	59.3%
International Operations	72,157	65,459	145,246	129,832
% of related revenues before reimbursements	68.2%	68.3%	69.1%	69.6%
Broadspire	35,396	40,950	72,575	83,771
% of related revenues before reimbursements	57.9%	56.1%	58.9%	56.7%
Legal Settlement Administration	10,740	9,821	20,816	17,836
% of related revenues before reimbursements	44.3%	37.9%	46.3%	43.0%

Total	$147,256	$148,915	$296,784	$296,689
% of Revenues before reimbursements	61.8%	59.6%	62.6%	61.1%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$14,720	$15,903	$29,634	$32,471
% of related revenues before reimbursements	31.3%	29.0%	30.8%	29.5%
International Operations	26,273	21,955	51,083	40,806
% of related revenues before reimbursements	24.9%	22.9%	24.3%	21.9%
Broadspire	27,556	32,712	54,673	66,446
% of related revenues before reimbursements	45.0%	44.7%	44.4%	45.0%
Legal Settlement Administration	7,960	11,826	15,259	17,842
% of related revenues before reimbursements	32.8%	45.6%	34.0%	43.0%

Total before reimbursements	$76,509	$82,396	$150,649	$157,565
% of Revenues before reimbursements	32.1%	33.0%	31.8%	32.4%
Reimbursements	17,835	21,979	33,622	36,179

Total	$94,344	$104,375	$184,271	$193,744
% of Revenues	36.9%	38.4%	36.3%	37.1%

Operating Earnings (Loss):
U.S. Property & Casualty	$3,271	$6,201	$8,367	$12,362
% of related revenues before reimbursements	7.0%	11.3%	8.7%	11.2%
International Operations	7,321	8,471	13,873	15,877
% of related revenues before reimbursements	6.9%	8.8%	6.6%	8.5%
Broadspire	(1,772)	(606)	(4,105)	(2,560)
% of related revenues before reimbursements	-2.9%	-0.8%	-3.3%	-1.7%
Legal Settlement Administration	5,566	4,287	8,849	5,814
% of related revenues before reimbursements	22.9%	16.5%	19.7%	14.0%

Add/(deduct):
Unallocated corporate and shared costs, net	(1,384)	(5,294)	(1,525)	(7,270)
Restructuring and other costs	(1,987)	—	(4,650)	(1,815)

Goodwill impairment charge	(7,303)	(94,000)	(7,303)	(94,000)
Net corporate interest expense	(3,672)	(3,640)	(7,809)	(7,125)
Amortization of customer-relationship intangibles	(1,499)	(1,496)	(2,999)	(2,994)
Stock option expense	(187)	(197)	(391)	(430)

Pretax (Loss) Income	(1,646)	(86,274)	2,307	(82,141)
Income tax provision	(865)	(1,615)	(1,758)	(2,735)

Net (Loss) Income	(2,511)	(87,889)	549	(84,876)
Less: Net income attributable to noncontrolling interests	16	235	22	166

Net (loss) income attributable to Crawford & Company	$(2,527)	$(88,124)	$527	$(85,042)

U.S. PROPERTY & CASUALTY
Operating earnings for our U.S. Property & Casualty segment decreased from $6.2 million, or 11.3% of revenues before reimbursements, in the second quarter of 2009, to $3.3 million, or 7.0% of revenues before reimbursements, in the second quarter of 2010. For the six months ended June 30, segment operating earnings decreased from $12.4 million, or 11.2% of revenues before reimbursements, in 2009 to $8.4 million, or 8.7% of revenues before reimbursements, in 2010. The decline in U.S. Property & Casualty’s operating earnings was primarily due to the decline in revenues discussed below.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace and from our Contractor Connection direct repair network. U.S. Property & Casualty revenues before reimbursements by major service line for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
( in thousands, except percentages)	2010	2009	Variance	2010	2009	Variance
Claims Field Operations	$32,096	$36,042	(10.9%)	$65,298	$74,315	(12.1%)
Catastrophe Services	2,786	7,178	(61.2%)	6,020	12,086	(50.2%)
Technical Services	7,455	7,594	(1.8%)	14,705	15,370	(4.3%)
Contractor Connection	4,617	3,975	16.2%	10,125	8,312	21.8%

Total U.S. Property & Casualty Revenues before Reimbursements	$46,954	$54,789	(14.3%)	$96,148	$110,083	(12.7%)

The overall revenue decrease in the second quarter and first six months of 2010 in U.S. Property & Casualty was due to a decline in Claims Field Operations revenues caused by reduced property, casualty, vehicle and warranty services claims and declines in Catastrophe Services and Technical Services resulting from an overall decrease in weather-related events in 2010. These reductions were partially offset by increases in revenues from our direct repair network, Contractor Connection.
U.S. Property & Casualty’s 14.3% and 12.7% revenue decline in the second quarter and first six months of 2010 compared to the same periods in 2009 was due to a 3.1% and 6.4% decline, respectively, from changes in the mix of services provided and in the rates charged for those services, and a 11.2% and 6.3% decline, respectively, in segment unit volume, measured principally by cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were unchanged, at $2.6 million for the second quarters of both 2010 and 2009. Reimbursements for the six-month periods decreased slightly in 2010, to $5.0 million for the six months ended June 30, 2010, from $5.2 million for the six months ended June 30, 2009.

Case Volume Analysis
U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers, except percentages )	2010	2009	Variance	2010	2009	Variance
Property	28,378	31,632	(10.3%)	54,905	60,577	(9.4%)
Casualty	13,723	17,161	(20.0%)	28,243	33,568	(15.9%)
Vehicle	12,642	15,508	(18.5%)	25,949	31,991	(18.9%)
Warranty Services	3,476	9,299	(62.6%)	7,563	21,068	(64.1%)
Workers’ Compensation and Other	4,187	4,002	4.6%	8,288	8,272	0.2%

Total Claims Field Operations	62,406	77,602	(19.6%)	124,948	155,476	(19.6%)

Contractor Connection	37,223	30,388	22.5%	82,872	61,453	34.9%
Catastrophe Services	3,793	8,463	(55.2%)	7,878	12,922	(39.0%)
Technical Services	1,854	2,084	(11.0%)	3,700	4,396	(15.8%)

Total U.S. Property & Casualty Cases Received	105,276	118,537	(11.2%)	219,398	234,247	(6.3%)

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
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 61.7% in the second quarter of 2010 compared to 59.7% in the comparable 2009 quarter. For the six-month period ended June 30, 2010, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 60.5%, increasing from 59.3% in the comparable 2009 period.

These percentage increases were primarily due to lower utilization of our employees in the first six months of 2010 compared to the comparable period of 2009. There was an average of 1,478 full-time equivalent employees (including 68 catastrophe adjusters) in this segment during the first six months of 2010, compared to an average of 1,654 employees (including 95 catastrophe adjusters) during the comparable 2009 period.
U.S. Property & Casualty salaries and wages totaled $24.3 million and $27.6 million for the three months ended June 30, 2010 and 2009, respectively. For the first six months of 2010 and 2009, U.S. Property & Casualty salaries and wages totaled $48.2 million and $54.1 million, respectively. The overall decreases in the 2010 second quarter and year-to-date period compared to the same periods in 2009 were primarily a result of the lower number of full-time equivalent employees in the 2010 quarter and six-month period. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $4.7 million and $5.1 million in the second quarter of 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, payroll taxes and fringe benefits for U.S. Property & Casualty totaled $9.9 million and $11.2 million, respectively. The overall decrease was due to the decreased number of employees in this segment, as well as a reduction in the employer match on employee contributions to the Company’s 401(k) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $14.7 million, or 31.3% of segment revenues before reimbursements, for the quarter ended June 30, 2010, decreasing from $15.9 million, or 29.0% of segment revenues before reimbursements, for the comparable quarter of 2009. For the six-month period ended June 30, 2010, these expenses were $29.6 million, or 30.8% of segment revenues before reimbursements, decreasing from $32.5 million, or 29.5% of segment revenues before reimbursements, in the comparable 2009 period. The amount of these expenses declined 7.4% and 8.7% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to cost reductions as a result of the decline in revenue.
INTERNATIONAL OPERATIONS
Operating earnings in our International Operations segment decreased to $7.3 million and $13.9 million in the three months and six months ended June 30, 2010, compared to 2009’s second quarter and six months’ operating earnings of $8.5 million and $15.9 million, respectively. Operating margins declined from 8.8% and 8.5% for the three months and six months ended June 30, 2009, respectively, to 6.9% and 6.6% for the comparable 2010 periods.
Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
( in thousands, except percentages)	2010	2009	Variance	2010	2009	Variance
United Kingdom (“U.K.”)	$31,775	$30,089	5.6%	$65,087	$59,737	9.0%
Canada	31,853	30,558	4.2%	64,162	60,124	6.7%
Continental Europe, Middle East, Africa (“CEMEA”)	23,262	20,178	15.3%	45,208	39,023	15.8%
Asia/Pacific	15,290	12,496	22.4%	28,775	22,673	26.9%
Americas	3,571	2,564	39.3%	6,970	4,958	40.6%

Total International Operations Revenues before Reimbursements	$105,751	$95,885	10.3%	$210,202	$186,515	12.7%

Compared to the three months and six months ended June 30, 2009, during the same periods in 2010 the U.S. dollar was weaker against most major foreign currencies, resulting in a positive net exchange rate impact of 11.2% and 12.8%, respectively. Excluding the positive impact of exchange rate fluctuations, International Operations’ revenues would have been $95.0 million and $186.3 million in the three months and six months ended June 30, 2010, reflecting a decline in revenues on a constant dollar basis of less than 1.0% for both periods.
International Operations unit volume, measured by cases received, increased 11.9% and 6.5% in the quarter and six months ended June 30, 2010 compared to the same periods in 2009. This overall increase was primarily due to higher case referrals during 2010 in the U.K., CEMEA (as defined in the table above), Asia/Pacific and the Americas regions, partially offset by decreases in case referrals in Canada, as discussed below. Average revenue per claim decreased 12.8% and 6.6% during the three months and six months ended June 30, 2010, respectively, due to changes in the mix of services provided and in the rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $6.9 million and $12.9 million for the three months and six months ended June 30, 2010, from $7.1 million and $14.1 million in the comparable 2009 periods.
Case Volume Analysis
International Operations unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers, except percentages)	2010	2009	Variance	2010	2009	Variance
United Kingdom (U.K.)	42,230	35,173	20.1%	89,107	72,974	22.1%
Canada	26,765	31,268	(14.4%)	52,107	74,441	(30.0%)
Continental Europe, Middle East, and Africa (CEMEA)	36,308	31,104	16.7%	72,078	59,900	20.3%
Asia/Pacific	29,404	26,477	11.1%	55,473	53,186	4.3%
Americas	19,329	13,591	42.2%	37,340	26,989	38.4%

Total International Cases Received	154,036	137,613	11.9%	306,105	287,490	6.5%

The 2010 increase in the United Kingdom was due primarily to an increase in weather-related activity. The decrease in Canada was due primarily to a reduction in weather-related activity. The 2010 increase in CEMEA resulted primarily from growth in our claims management business in Holland, Finland, Denmark, and Sweden. The increase in Asia/Pacific was due to weather-related activity in Australia. The increase in the Americas was due primarily to an increase in high frequency, low severity claims in Brazil. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 68.2% and 69.1% for the three months and six months ended June 30, 2010, compared to 68.3% and 69.6% for the comparable periods in 2009. These percentage decreases primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased to $72.2 million and $145.2 million for the quarter and six months ended June 30, 2010, from $65.5 million and $129.8 million for the comparable periods in 2009. The increase in the dollar amount was primarily due to a weaker U.S. dollar in the 2010 periods as the number of full-time equivalent employees decreased. There was an average of 4,192 full-time equivalent employees in this segment in the first six months of 2010 compared to an average of 4,315 in the comparable 2009 period.
Salaries and wages of International Operations segment personnel increased to $60.1 million for the three months ended June 30, 2010, from $55.2 million in the comparable 2009 period. For the six-month periods, salaries and wages of International Operations segment personnel increased to $120.3 million in 2010 from $108.7 million in 2009. Payroll taxes and fringe benefits for the International Operations segment totaled $12.1 million and $24.9 million for the second quarter and six months ended June 30, 2010, respectively, compared to $10.3 million and $21.1 million for the same periods in 2009. These increases were primarily related to a weaker U.S. dollar during the 2010 periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 24.9% and 24.3% of International Operations’ revenues before reimbursements for the three months and six months ended June 30, 2010, up from 22.9% and 21.9% for the comparable periods in 2009, primarily due to foreign exchange gains recorded in 2009. The dollar amount of these expenses increased in the 2010 quarter to $26.3 million from $22.0 million in the second quarter of 2009 primarily due to a weaker U.S. dollar during the 2010 quarter. The amounts increased from $40.8 million in the six-month period ended June 30, 2009 to $51.1 million for the comparable period in 2010.

BROADSPIRE
As previously disclosed in the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company recorded a non-cash impairment charge of $94.0 million during the second quarter of 2009 related to our Broadspire segment. The Company also recorded an impairment charge of $7.3 million during the second quarter of 2010 related to our Broadspire segment. Substantially all of these impairment charges are not deductible for income tax purposes and are not reflected in Broadspire’s segment operating loss. They are also not included in the following discussion and analysis of Broadspire’s segment operating results.
Our Broadspire segment reported an operating loss of $1.8 million for the second quarter of 2010, compared to an operating loss of $0.6 million in the second quarter of 2009. For the six months ended June 30, 2010, Broadspire’s operating loss was $4.1 million, compared to $2.6 million for the comparable period in 2009. These declines were primarily due to lower workers’ compensation and casualty claim referrals as a result of lower U.S. employment levels and due to the loss of a significant client at the end of 2009.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
( in thousands, except percentages)	2010	2009	Variance	2010	2009	Variance
Claims Management Services	$25,465	$32,527	(21.7%)	$53,746	$66,014	(18.6%)
Medical Management Services	30,970	35,868	(13.7%)	59,981	72,232	(17.0%)
Risk Management Information Services	4,745	4,661	1.8%	9,416	9,411	0.1%

Total Broadspire Revenues before Reimbursements	$61,180	$73,056	(16.3%)	$123,143	$147,657	(16.6%)

Unit volumes for the Broadspire segment, measured principally by cases received, decreased 10.1% from the 2009 second quarter to the 2010 second quarter and 9.0% for the six months ended June 30, 2010 compared to the same period in 2009. Revenue also decreased 6.2% and 7.6% in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009 due to changes in the mix of services provided and in the rates charged for those services. The combined result of these factors was a 16.3% and 16.6% decrease in Broadspire segment revenues before reimbursements for the second quarter and six months of 2010 compared to the comparable periods of 2009.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $0.8 million and $1.5 million for the three months and six months ended June 30, 2010, decreasing from $1.3 million and $2.6 million in the comparable 2009 periods. This decrease was primarily attributable to the corresponding decrease in revenues before reimbursements.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended			Six months ended
	June 30,	June 30,		June 30,	June 30,
(whole numbers, except percentages)	2010	2009	Variance	2010	2009	Variance
Workers’ Compensation	32,000	35,973	(11.0%)	64,169	71,131	(9.8%)
Casualty	14,791	17,210	(14.1%)	29,335	33,571	(12.6%)
Other	4,595	3,978	15.5%	8,899	7,877	13.0%

Total Broadspire Cases Received	51,386	57,161	(10.1%)	102,403	112,579	(9.0%)

The 2010 decline in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall continued lower level of employment due to the current economic climate, as well as the loss of a significant client discussed below. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. The 2010 declines in casualty claims were primarily due to reductions in claims from our existing clients as a result of the overall industry-wide reduction in claims volume, partially offset by net new business gains. The 2010 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
During 2009, we were notified by a significant client of our Broadspire segment that the client would not renew its existing contract with us upon the scheduled expiration of that contract in December 2009. For the three months and six months ended June 30, 2009, revenues related to this client totaled approximately $4.8 million and $10.6 million, or 6.6% and 7.2% of total segment revenues before reimbursements for the second quarter and six months of 2009.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased from 56.1% for the quarter ended June 30, 2009 to 57.9% in the 2010 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements increased from 56.7% in 2009 to 58.9% in 2010. This percentage increase primarily reflected increased capacity due to the decline in claims volume. Average full-time equivalent employees in this segment totaled 2,031 in the first six months of 2010, down from 2,292 in the comparable 2009 period.
Broadspire segment salaries and wages totaled $29.5 million and $60.0 million for the three months and six months ended June 30, 2010, respectively, decreasing 13.5% and 12.8%, respectively from $34.1 million and $68.8 million in the comparable 2009 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.9 million and $12.6 million in the three months and six months ended June 30, 2010, respectively, decreasing 13.2% and 16.0%, respectively, from 2009 expenses of $6.9 million and $15.0 million for the same comparable periods. These 2010 decreases were primarily the result of the reduction in the number of full-time equivalent employees as well as a reduction in the employer match on employee contributions to the Company’s 401(k) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 45.0% and 44.4% for the three months and six months ended June 30, 2010, compared to 44.7% and 45.0% in the comparable 2009 periods. The amount of these expenses declined 15.8% and 17.7% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to cost reductions as a result of the decline in revenue.
LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $5.6 million and $8.8 million for the three months and six months ended June 30, 2010, respectively, increasing from $4.3 million and $5.8 million in the comparable 2009 periods. The related segment operating margin increased from 16.5% for the three months ended June 30, 2009 to 22.9% in the comparable 2010 period, and from 14.0% for the six months ended June 30, 2009 to 19.7% in the comparable 2010 period.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements decreased 6.4% to $24.3 million in the three months ended June 30, 2010 compared to $25.9 million in the comparable 2009 period. For the six-month period ended June 30, 2010, Legal Settlement Administration revenues before reimbursements increased 8.3% to $44.9 million, compared to $41.5 million in the same period in 2009. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. During the three months and six months ended June 30, 2010, we were awarded 69 and 136 new assignments, compared to 68 and 140 during the comparable periods in 2009. At June 30, 2010 we had a backlog of projects awarded totaling approximately $56.5 million, compared to $62.8 million at June 30, 2009. Of the $56.5 million backlog at June 30, 2010, an estimated $41.3 million is expected to be recognized as revenues over the remainder of 2010.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the second quarter were $7.6 million in 2010 and $11.0 million in 2009. For the six months ended June 30, 2010 and 2009, reimbursements totaled $14.2 million.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 44.3% in the three months ended June 30, 2010 compared to 37.9% in the comparable 2009 period. For the six-month period ended June 30, 2010, these expenses as a percent of revenues before reimbursements were 46.3%, compared to 43.0% in the same 2009 period. The dollar amount of these expenses increased to $10.7 million and $20.8 million for the second quarter and six months of 2010 compared to $9.8 million and $17.8 million for the comparable 2009 periods, due primarily to increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of full-time equivalent employees in 2010. There was an average of 355 full-time equivalent employees in this segment in the first six months of 2010, compared to an average of 344 in the comparable 2009 period.
Legal Settlement Administration salaries and wages totaled $9.5 million and $18.0 million for the quarter and six months ended June 30, 2010, increasing 8.0% and 16.9% respectively, from $8.7 million and $15.4 million in the comparable 2009 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.2 million and $2.8 million for the three months and six months ended June 30, 2010, compared to $1.1 million and $2.4 million for the comparable 2009 periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related revenues before reimbursements to 32.8% and 34.0% for the three months and six months ended June 30, 2010 from 45.6% and 43.0% for the comparable 2009 periods. The dollar amount of these expenses decreased to $8.0 million and $15.3 million for the second quarter and six months of 2010 compared to $11.8 million and $17.8 million for the comparable 2009 periods, due primarily to the decreased use of outsourced service providers in 2010 compared to the same periods in 2009.
EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2010 we estimate that our effective annual income tax rate for 2010 will be approximately 22%.
Income tax expense on consolidated income totaled $1.8 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in income tax expense in 2010 compared to 2009 was due primarily to an internal restructuring of certain international operations in the second quarter of 2009 that resulted in an ongoing reduction in foreign taxes, which was partially offset by the expiration of a research and development tax credit and changes in certain discrete items.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $3.9 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively. Interest income totaled $193,000 and $486,000 for the three months ended June 30, 2010 and 2009, respectively. Corporate interest expense totaled $8.1 million and $8.2 million for the six months ended June 30, 2010 and 2009, respectively. Interest income totaled $296,000 and $1,066,000 for the six months ended June 30, 2010 and 2009, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $3.0 million for the second quarter and first six months of both 2010 and 2009. This amortization is included in SG&A expenses in our Condensed Consolidated Statements of Operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $187,000 and $391,000 was recognized during the three months and six months ended June 30, 2010, respectively, compared to $197,000 and $430,000 for the comparable periods in 2009, respectively.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2010 and 2009, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $1.4 million and $1.5 million for the three months and six months ended June 30, 2010, respectively, and $5.3 million and $7.3 million for the comparable periods in 2009. Our U.S. defined benefit pension plan expense was $1.9 million and $3.7 million for the three months and six months ended June 30, 2010, respectively, compared to $2.9 million and $5.7 million for the same periods of 2009. In addition, self-insurance expenses were $1.4 million and $2.7 million lower in the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009.
Restructuring and Other Costs
During the second quarter of 2010, the Company recorded a pretax charge of $2.0 million for severance costs related to reductions in administrative staff. Approximately $556,000 of this charge was paid prior to June 30, 2010 with the remainder expected to be paid during the third quarter of 2010. The Company terminated 146 employees. As a result, the Company expects annual pretax savings of approximately $9.6 million. For the six months ended June 30, 2010 we also recorded pretax expenses totaling $2.7 million for a loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements. For the six months ended June 30, 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting.
Goodwill Impairment Charge
On July 30, 2010, the independent auditor arbitrating the Broadspire Purchase Price Arbitration issued a decision and contingent determination in connection therewith, which is described more fully in Note 13 to the accompanying unaudited condensed consolidated financial statements. This decision and contingent determination purports to resolve certain issues being arbitrated thereunder, and provides certain additional guidance with respect to other issues, subject to further determinations. Although the Company is reserving all of its rights with respect to the issues purported to be resolved and has asked the arbitrator to reconsider certain aspects of the decision and contingent consideration, the Company made a payment of $6.1 million, plus interest on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of Broadspire Management Services, Inc. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7.3 million for the quarter and six months ended June 30, 2010. All but the interest portion of the charge is nondeductible for tax purposes.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2010, our working capital balance (current assets less current liabilities) was approximately $64.4 million, a decrease of $2.3 million from the working capital balance at December 31, 2009. Our cash and cash equivalents were $38.2 million at June 30, 2010, compared to $70.4 million at December 31, 2009.
Cash (Used in) Provided by Operating Activities
Cash used in operating activities was $29.6 million for the six months ended June 30, 2010, compared to cash provided by operating activities of $3.7 million for the comparable period of 2009. During the first six months of 2010, we made cash contributions of $15.1 million and $3.1 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared to $5.1 million and $2.3 million, respectively, for the same period in 2009. Also contributing to the increase in cash used in operating activities in the 2010 period was a $25.3 million increase in accounts receivable and unbilled revenue. The Company’s operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans. Over the remaining months of 2010, we expect to use $6.2 million to fund our frozen U.S. defined benefit pension plan.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and for capitalized software, was $12.2 million in the six months ended June 30, 2010, compared to cash used in investing activities of $12.5 million in the comparable period of 2009.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $11.6 million for the six months ended June 30, 2010, compared to cash used in financing activities of $4.4 million for the comparable period of 2009. During 2010, we increased our short-term borrowings and book overdraft by $19.4 million, made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable, and paid $700,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2009, we paid $1.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans and paid loan costs of $944,000 in connection with an amendment to our Credit Agreement.
In April 1999, our Board of Directors authorized a discretionary share repurchase program of an aggregate of 3,000,000 shares of our Class A common stock and our Class B common stock. Through June 30, 2010, we have reacquired 2,150,876 shares of Class A and 143,261 shares of Class B common stock at an average cost of $10.99 and $12.21, respectively. We have not reacquired any shares since 2004 under this plan. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.
Other Matters Concerning Liquidity and Capital Resources
As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $19.3 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $62.8 million at June 30, 2010. Our short-term debt obligations typically peak during the first quarter of each year due in part to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. At June 30, 2010 and 2009, the outstanding balances under our revolving line of credit facility were $17.9 million and $32,000, respectively. Long-term borrowings outstanding, including current installments, totaled $174.2 million as of June 30, 2010, compared to $181.3 million at December 31, 2009. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
We believe our current financial resources, together with funds expected to be generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.
Financial Condition
Other significant changes in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2010, compared to our Condensed Consolidated Balance Sheet as of December 31, 2009, were as follows:
•	Cash and Cash Equivalents decreased $32.1 million, or $30.2 million net of currency exchange.

•	Accounts Receivable and Unbilled Revenues increased $21.5 million, or $25.4 million net of currency exchange impacts. This increase was primarily due to an increase in our average number of days of revenue outstanding.

•	Short-term Borrowings increased $17.9 million and Current Installments of Long-term Debt decreased by $5.9 million.

•	Accrued Compensation and Related Costs decreased $11.0 million due primarily to the payment of annual incentive compensation and the funding of various retirement plans.

•	Other Accrued Liabilities increased $8.9 million, primarily due to the additional purchase price consideration of $7.3 million from the Broadspire Purchase Price Arbitration, paid in August 2010.
Defined Benefit Pension Plan Funding
In June 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010” was signed into law. Among other things, the act provides two alternatives to extend the amortization period of the unfunded pension liability that is recognized in the calculation of the minimum required contribution. The act will require additional funding based on certain compensation, dividend and stock redemption thresholds. We are in the process of evaluating whether any of these requirements may apply. The amounts shown do not reflect any additional funding requirements which may be required.
We have revised the estimated annual minimum contributions we expect we will be required to make to our frozen U.S. defined benefit pension plan during the seven years after 2010 in order to meet the funding requirements under the new act as follows:

Estimated Minimum
Funding Requirements
Year Funded	(in thousands)

2011	$23,600
2012	25,800
2013	32,000
2014	25,000
2015	16,000
2016	10,300
2017	8,300
Off-Balance Sheet Arrangements
At June 30, 2010, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2010 is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information in the last two paragraphs of Note 11, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.
Item 1.A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 6. Exhibits
See Index to Exhibits on page 49.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)
Date: August 9, 2010	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2	Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued August 9, 2010

99.2	Second Quarter 2010 Earnings Conference Call Presentation, presented August 9, 2010

101	XBRL Documents