Form 10-Q
period 2010-09-30
CRAWFORD & CO
filed 2010-11-04
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010
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
____________________________________________________________

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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2010 was as follows:

Class A Common Stock, $1.00 par value: 28,000,065
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2010

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) Three months ended September 30, 2010 and 2009	3

	Condensed Consolidated Statements of Operations (unaudited) Nine months ended September 30, 2010 and 2009	4

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2010 and December 31, 2009	5

	Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2010 and 2009	7

	Condensed Consolidated Statements of Shareholders' Investment and Noncontrolling Interests (unaudited) as of and for the three-month and nine-month periods ended September 30, 2010 and 2009	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	37

Signatures		38
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
Revenues:

Revenues before reimbursements	$254,523	$245,752
Reimbursements	23,587	23,105

Total Revenues	278,110	268,857

Costs and Expenses:

Costs of services provided, before reimbursements	185,172	179,405
Reimbursements	23,587	23,105
Total costs of services	208,759	202,510

Selling, general, and administrative expenses	50,152	53,835

Corporate interest expense, net of interest income of $163 and $142, respectively	3,923	3,126

Goodwill impairment charge	—	46,945

Total Costs and Expenses	262,834	306,416

Income (Loss) before Income Taxes	15,276	(37,559)

Provision for Income Taxes	2,180	1,841

Net Income (Loss)	13,096	(39,400)

Less: Net Income Attributable to Noncontrolling Interests	106	110

Net Income (Loss) Attributable to Crawford & Company	$12,990	$(39,510)

Earnings (Loss) Per Share, Based on Net Income (Loss) Attributable to Crawford & Company:
Basic	$0.25	$(0.76)
Diluted	$0.24	$(0.76)

Average Number of Shares Used to Compute:
Basic Earnings (Loss) Per Share	52,789	52,011
Diluted Earnings (Loss) Per Share	53,306	52,011

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
Revenues:

Revenues before reimbursements	$728,940	$731,499
Reimbursements	57,209	59,284

Total Revenues	786,149	790,783

Costs and Expenses:

Costs of services provided, before reimbursements	538,142	538,451
Reimbursements	57,209	59,284
Total costs of services	595,351	597,735

Selling, general, and administrative expenses	149,530	159,737

Corporate interest expense, net of interest income of $459 and $1,208	11,732	10,251

Restructuring and other costs	4,650	1,815

Goodwill impairment charge	7,303	140,945

Total Costs and Expenses	768,566	910,483

Income (Loss) before Income Taxes	17,583	(119,700)

Provision for Income Taxes	3,938	4,576

Net Income (Loss)	13,645	(124,276)

Less: Net Income Attributable to Noncontrolling Interests	128	276

Net Income (Loss) Attributable to Crawford & Company	$13,517	$(124,552)

Earnings (Loss) Per Share, Based on Net Income (Loss) Attributable to Crawford & Company:
Basic	$0.26	$(2.41)
Diluted	$0.25	$(2.41)

Average Number of Shares Used to Compute:
Basic Earnings (Loss) Per Share	52,600	51,755
Diluted Earnings (Loss) Per Share	53,081	51,755

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$42,193	$70,354
Accounts receivable, less allowance for doubtful accounts of $11,140 and $11,983, respectively	169,428	139,215
Unbilled revenues, at estimated billable amounts	116,683	93,796
Prepaid expenses and other current assets	27,643	22,350
Total current assets	355,947	325,715

Property and Equipment:
Property and equipment	146,365	144,254
Less accumulated depreciation	(105,497)	(102,108)
Net property and equipment	40,868	42,146

Other Assets:
Goodwill	122,590	123,169
Intangible assets arising from business acquisitions, net	99,433	104,409
Capitalized software costs, net	53,887	50,463
Deferred income tax assets	67,314	69,504
Other noncurrent assets	25,798	27,499
Total other assets	369,022	375,044

TOTAL ASSETS	$765,837	$742,905

*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands except par value amounts)

		*
	September 30, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$31,149	$32
Accounts payable	41,293	35,449
Accrued compensation and related costs	73,336	70,871
Self-insured risks	16,371	18,475
Other accrued liabilities	48,764	47,318
Deferred revenues	51,227	53,664
Mandatory company contributions due to pension plan	21,100	25,000
Current installments of long-term debt and capital leases	2,338	8,189
Total current liabilities	285,578	258,998

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	171,638	173,061
Deferred revenues	31,190	33,524
Self-insured risks	15,398	14,824
Accrued pension liabilities, less current mandatory contributions	167,908	187,507
Other noncurrent liabilities	14,932	13,705
Total noncurrent liabilities	401,066	422,621

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,000 and 27,355 shares issued and outstanding, respectively	28,000	27,355
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding	24,697	24,697
Additional paid-in capital	31,658	29,570
Retained earnings	153,980	140,463
Accumulated other comprehensive loss	(163,927)	(165,403)
Total Crawford & Company Shareholders’ Investment	74,408	56,682

Noncontrolling interests	4,785	4,604
Total shareholders’ investment	79,193	61,286

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$765,837	$742,905

*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$13,645	$(124,276)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,780	23,102
Goodwill impairment charge	7,303	140,945
Stock-based compensation	2,959	3,118
Loss on disposals of property and equipment, net	161	54
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(30,513)	2,626
Unbilled revenues, net	(24,647)	2,105
Accrued or prepaid income taxes	(1,589)	(4,139)
Accounts payable and accrued liabilities	11,821	(15,686)
Deferred revenues	(4,459)	(7,791)
Accrued retirement costs	(17,557)	(5,728)
Prepaid expenses and other operating activities	(5,014)	(4,539)
Net cash (used in) provided by operating activities	(25,110)	9,791

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(8,003)	(6,418)
Proceeds from sales of property and equipment	40	72
Capitalization of computer software costs	(10,671)	(10,775)
Additional purchase price consideration for previous acquisition	(7,303)	—
Other investing activities	—	(1,089)
Net cash used in investing activities	(25,937)	(18,210)

Cash Flows From Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(703)	(1,903)
Increases in short-term borrowings	34,939	24,022
Payments on short-term borrowings	(2,718)	(30,986)
Payments on long-term debt and capital lease obligations	(7,516)	(1,837)
Capitalized loan costs	—	(944)
Other financing activities	312	179
Net cash provided by (used in) financing activities	24,314	(11,469)

Effect of exchange rate changes on cash and cash equivalents	(1,428)	1,853

Decrease in cash and cash equivalents	(28,161)	(18,035)
Cash and cash equivalents at beginning of year	70,354	73,124
Cash and cash equivalents at end of period	$42,193	$55,089
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT AND NONCONTROLLING INTERESTS
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment
2010	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Attributable to Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 4	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	27,767	24,697	29,232	143,517	(165,689)	59,524	4,562	64,086

Comprehensive income (loss) — Note 4	—	—	—	(2,527)	(1,650)	(4,177)	276	(3,901)
Stock-based compensation	—	—	659	—	—	659	—	659
Common stock activity, net	—	—	—	—	—	—	—	—

Balance at June 30, 2010	27,767	24,697	29,891	140,990	(167,339)	56,006	4,838	60,844

Comprehensive income — Note 4	—	—	—	12,990	3,412	16,402	126	16,528
Stock-based compensation	—	—	1,523	—	—	1,523	—	1,523
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(179)	(179)
Common stock activity, net	233	—	244	—	—	477	—	477

Balance at September 30, 2010	$28,000	$24,697	$31,658	$153,980	$(163,927)	$74,408	$4,785	$79,193

	Common Stock				Accumulated	Shareholders' Investment
2009	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Attributable to Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2009	$26,523	$24,697	$26,342	$256,146	$(158,157)	$175,551	$4,808	$180,359
Comprehensive income (loss) — Note 4	—	—	—	3,082	(13,833)	(10,751)	(653)	(11,404)
Stock-based compensation	—	—	1,595	—	—	1,595	—	1,595
Common stock activity, net	626	—	(2,512)	—	—	(1,886)	—	(1,886)

Balance at March 31, 2009	27,149	24,697	25,425	259,228	(171,990)	164,509	4,155	168,664

Comprehensive (loss) income — Note 4	—	—	—	(88,124)	13,368	(74,756)	394	(74,362)
Stock-based compensation	—	—	1,246	—	—	1,246	—	1,246
Common stock activity, net	70	—	(59)	—	—	11	—	11

Balance at June 30, 2009	27,219	24,697	26,612	171,104	(158,622)	91,010	4,549	95,559

Comprehensive income (loss) — Note 4	—	—	—	(39,510)	18,350	(21,160)	322	(20,838)
Stock-based compensation	—	—	277	—	—	277	—	277
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(274)	(274)
Common stock activity, net	136	—	289	—	—	425	—	425

Balance at September 30, 2009	$27,355	$24,697	$27,178	$131,594	$(140,272)	$70,552	$4,597	$75,149

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world's largest independent provider of claims management solutions to the risk management and insurance industries as well as self-insured entities, with a global network of more than 700 locations in 63 countries. The Crawford System of Claims Solutionssm offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

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
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the assets of a rabbi trust, which is considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2010 and December 31, 2009, the liabilities of the deferred compensation plan were $9,149,000 and $8,570,000, respectively, and the values of the assets held in the related rabbi trust were $13,917,000 and $13,551,000, respectively. These assets and liabilities are included in Other Noncurrent Assets and Other Noncurrent Liabilities on the Company's Condensed Consolidated Balance Sheets.

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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows. For the three-month and nine-month periods ended September 30, 2010 and 2009, the Company had no transactions requiring disclosure under ASU 2010-06.

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

4. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30, 2010
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$12,990	$106	$13,096
Other Comprehensive Income (Loss):
Net foreign currency translation gain	1,884	20	1,904
Interest rate swap agreement, net of taxes:
Loss reclassified into income	359	—	359
Loss recognized during period	(585)	—	(585)
Amortization of cost of retirement plans, net of taxes	1,754	—	1,754
Total Comprehensive Income	$16,402	$126	$16,528

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(39,510)	$110	$(39,400)
Other Comprehensive Income (Loss):
Net foreign currency translation gain	16,610	212	16,822
Interest rate swap agreement, net of taxes:
Loss reclassified into income	642	—	642
Loss recognized during period	(142)	—	(142)
Amortization of cost of retirement plans, net of taxes	1,240	—	1,240
Total Comprehensive (Loss) Income	$(21,160)	$322	$(20,838)

Comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30, 2010
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$13,517	$128	$13,645
Other Comprehensive Income (Loss):
Net foreign currency translation (loss) gain	(3,894)	271	(3,623)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,405	—	1,405
Loss recognized during period	(1,297)	—	(1,297)
Amortization of cost of retirement plans, net of taxes	5,262	—	5,262
Total Comprehensive Income	$14,993	$399	$15,392

	Nine Months Ended September 30, 2009
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(124,552)	$276	$(124,276)
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss)	12,683	(213)	12,470
Interest rate swap agreement, net of taxes:
Loss reclassified into income	2,090	—	2,090
Loss recognized during period	(608)	—	(608)
Amortization of cost of retirement plans, net of taxes	3,720	—	3,720
Total Comprehensive (Loss) Income	$(106,667)	$63	$(106,604)

5. Net Earnings (Loss) per Common Share Attributable to Crawford & Company
Both classes of the Company’s common stock, Common Stock Class A (“CRDA”) and Common Stock Class B (“CRDB”) , share equally in the Company’s earnings for purposes of computing earnings (loss) per share (“EPS”).
The computations of basic and diluted net earnings (loss) per common share attributable to Crawford & Company were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
(in thousands, except earnings (loss) per share)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss) attributable to Crawford & Company	$12,990	$(39,510)	$13,517	$(124,552)

Weighted average common shares used to compute basic earnings (loss) per share	52,789	52,011	52,600	51,755

Dilutive effects of shares issuable under stock-based compensation plans	517	—	481	—

Weighted-average common share equivalents used to compute diluted earnings (loss) per share	53,306	52,011	53,081	51,755

Basic earnings (loss) per share	$0.25	$(0.76)	$0.26	$(2.41)
Diluted earnings (loss) per share	$0.24	$(0.76)	$0.25	$(2.41)
For the quarter and nine-month periods ended September 30, 2009, weighted-average common share equivalents of 634,000 and 861,000 shares, respectively, were not included in the calculation of diluted loss per share since the Company recorded a net loss for these periods. The inclusion of these shares would have been anti-dilutive.
Weighted-average outstanding stock options to purchase approximately 1,712,000 and 2,435,000 shares of CRDA were excluded from the computation of diluted EPS for the three months ended September 30, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. Weighted-average outstanding stock options to purchase approximately 1,898,000 and 2,507,000 shares of CRDA were excluded from the computation of diluted EPS for the nine months ended September 30, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. In addition, performance stock grants of approximately 1,002,000 and 353,000 shares of CRDA were excluded from the computation of EPS for the respective periods because the expected performance conditions had not been met as of September 30, 2010 and 2009, respectively. Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals related to these 1,002,000 performance stock grants are expected to be achieved at the end of 2010.

6. Interest Rate Swap Agreements
The Company manages a portion of its exposure to the impact of interest rate changes by entering interest rate swap agreements.
In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under the Company’s Credit Agreement on a portion of its floating-rate debt to a fixed rate of 5.25%. The Company initially designated this interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced over its three-year term. The swap agreement expired May 31, 2010.
In connection with the Fifth Amendment to the Company’s Credit Agreement entered into in October 2009, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, subsequent changes in the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than as a component of the Company’s accumulated other comprehensive loss. Such amount was not material for the nine months ended September 30, 2010. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. As of September 30, 2010, all amounts had been reclassified from accumulated other comprehensive loss into earnings and the associated liability was reduced to zero upon expiration and settlement of the swap agreement.
In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. This swap agreement effectively converts the LIBOR-based portion of the interest rate on an initial

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
At September 30, 2010 and December 31, 2009, the fair value of the interest rate swaps was a liability of $2,009,000 and $2,067,000, respectively. The amount of gain/loss recognized in income/expense for the ineffective portion excluded from any effectiveness testing was not material for the three months or nine months ended September 30, 2010 or 2009. The pretax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to September 30, 2010 is approximately $929,000.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Loss Recognized in
	Other Comprehensive Loss		Loss Reclassified from
	(“OCL”) on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Three Months Ended September 30,	2010	2009	2010	2009
Cash Flow Hedging Relationship:
Interest rate hedge	$(943)	$(201)	$(579)	$(951)

			Loss Reclassified from
	Loss Recognized in OCL on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Nine Months Ended September 30,	2010	2009	2010	2009
Cash Flow Hedging Relationship:
Interest rate hedge	$(2,188)	$(990)	$(579)	$(3,409)

Interest Rate Swap Discontinued as a Cash Flow Hedge	$—	$—	$(1,593)	$—
___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in Net Corporate Interest Expense in the Company’s Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedges for the three-month and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three months ended
(in thousands)	September 30, 2010	September 30, 2009
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedges, net of tax	$(1,020)	$(2,303)
Loss reclassified into income, net of tax	359	642
Loss recognized during period, net of tax	(585)	(142)

Amount in accumulated OCL at end of period for effective portion of interest rate hedges, net of tax	$(1,246)	$(1,803)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended
(in thousands)	September 30, 2010	September 30, 2009
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedges, net of tax	$(1,354)	$(3,285)
Loss reclassified into income, net of tax	1,405	2,090
Loss recognized during period, net of tax	(1,297)	(608)

Amount in accumulated OCL at end of period for effective portion of interest rate hedges, net of tax	$(1,246)	$(1,803)

The Company’s interest rate swap agreement contains provisions providing that if the Company is in default under its Credit Agreement, the Company may also be deemed to be in default under its interest rate swap agreement. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreement at values determined at the time of default. At September 30, 2010, no such default existed, and the Company was not required to have assets posted as collateral under its interest rate swap agreement.

7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2010
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,591	$5,591	$—	$—

Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	$(2,009)	$—	$(2,009)	$—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. $929,000 of the fair value of the hedge instrument is included in Other Accrued Liabilities and $1,080,000 of the fair value of the hedge instrument is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet, based upon the term of the hedged item.

Fair Value Disclosures
The fair values of accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of these instruments.
The carrying value of the Company’s term note payable was $173,225,000 at September 30, 2010. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on trading activity for the term note and estimates provided by the administrative agent under its credit facility. At September 30, 2010, the Company estimated the value of its term note payable to be approximately $169,800,000.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2010 and 2009 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$564	$433	$1,768	$1,228
Interest cost	8,832	8,970	26,799	26,423
Expected return on assets	(8,734)	(7,420)	(26,522)	(21,793)
Amortization of transition asset	11	59	33	166
Recognized net actuarial loss	2,746	1,885	8,169	5,587
Net periodic benefit cost	$3,419	$3,927	$10,247	$11,611
For the three-month and nine-month periods ended September 30, 2010, the Company made contributions of $6,795,000 and $25,009,000 respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $3,842,000 and $11,237,000, respectively, for the comparable periods in 2009.

9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2010, the Company estimates that its effective annual income tax rate for 2010 will be approximately 28% before considering discrete items.
The decrease in the Company’s income tax expense in the nine months of 2010 compared to the same period in 2009 was due primarily to discrete items and an internal restructuring of certain international operations in 2009 , which were partially offset by the expiration of a research and development tax credit.

10. Segment Information
Financial information for the three months and nine months ended September 30, 2010 and 2009 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income (loss) before income taxes, the most directly comparable GAAP financial measure, is presented below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
U.S. Property & Casualty	$48,709	$52,461	$144,857	$162,544
International Operations	105,689	101,517	315,891	288,032
Broadspire	61,683	70,430	184,826	218,087
Legal Settlement Administration	38,442	21,344	83,366	62,836
Total Segment Revenues before Reimbursements	254,523	245,752	728,940	731,499
Reimbursements	23,587	23,105	57,209	59,284
Total Revenues	$278,110	$268,857	$786,149	$790,783

Operating Earnings (Loss):
U.S. Property & Casualty	$3,597	$4,768	$11,964	$17,130
International Operations	7,811	7,462	21,684	23,339
Broadspire	(659)	(1,171)	(4,764)	(3,731)
Legal Settlement Administration	10,968	4,097	19,817	9,911
Total Segment Operating Earnings	21,717	15,156	48,701	46,649

Add (Deduct):
Unallocated corporate and shared costs, net	(826)	(878)	(2,351)	(8,148)
Restructuring and other costs	—	—	(4,650)	(1,815)
Goodwill impairment charge	—	(46,945)	(7,303)	(140,945)
Net corporate interest expense	(3,923)	(3,126)	(11,732)	(10,251)
Amortization of customer-relationship intangible assets	(1,497)	(1,500)	(4,496)	(4,494)
Stock option expense	(195)	(266)	(586)	(696)
Income (Loss) before Income Taxes	$15,276	$(37,559)	$17,583	$(119,700)
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
U.S. Property & Casualty
Claims Field Operations	$31,671	$35,052	$96,969	$109,367
Catastrophe Services	4,119	6,294	10,139	18,380
Technical Services	7,989	7,109	22,694	22,479
Contractor Connection	4,930	4,006	15,055	12,318
	$48,709	$52,461	$144,857	$162,544

Broadspire
Claims Management Services	$26,900	$30,956	$80,646	$96,970
Medical Management Services	29,929	34,910	89,910	107,142
Risk Management Information Services	4,854	4,564	14,270	13,975
	$61,683	$70,430	$184,826	$218,087

11. Commitments and Contingencies
The Company’s and its subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2010, the aggregate committed amount of letters of credit outstanding under the Credit Agreement was $19,319,000.
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
Separately, the Company and Platinum previously agreed to, and have been engaged in an arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Pursuant to the Stock Purchase Agreement, any amounts payable resulting from such arbitration are considered to be

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments to the purchase price, and will accrue interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith. This decision and contingent determination purported to resolve certain issues being arbitrated thereunder, and provided certain additional guidance with respect to other issues, subject to further determinations. Although the Company is reserving all of its rights with respect to the issues purported to be resolved, the Company made a payment of $6,099,000 plus interest on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7,303,000 for the nine months ended September 30, 2010. All but the interest portion of the charge is nondeductible for tax purposes.As discussed in more detail in Note 13, the Company received a decision and determination on the Accounting Arbitration on October 27, 2010.
Separately, the Company has asserted claims for damages from Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement, which claims are in arbitration (the "Legal Arbitration"). Any damages awarded by the arbitration panel in connection with the Legal Arbitration are limited by the Stock Purchase Agreement to $15.0 million. The Company does not expect this arbitration to be completed in 2010 and is unable to determine any possible outcome of this arbitration. Any payments made or to be made, or recoveries resulting from the Accounting Arbitration or the Legal Arbitration could result in additional goodwill impairment charges or gains, as applicable, and will be recorded in the period in which the settlement is reached.

12. Restructuring Charges and Losses on Sublease
During the second quarter of 2010, the Company recorded a pretax charge of $1,987,000 for severance costs related to reductions in administrative staff. Approximately $556,000 of this charge was paid prior to June 30, 2010, with the remainder paid during the third quarter of 2010. For the nine months ended September 30, 2010, the total restructuring and other costs was $4,650,000, which included this restructuring charge plus a pretax loss of approximately $2,663,000 on the Plantation sublease recorded in the first quarter of 2010, discussed below.
The restructuring charge recorded in the nine months ended September 30, 2009 was $1,815,000 for professional fees incurred in connection with an internal realignment of certain of the Company’s legal entities in the U.S. and internationally. The realignment of these legal entities did not impact segment financial reporting. These realignment activities commenced in the fourth quarter of 2008.
During October 2009, the Company entered into a sublease agreement with respect to a portion of a leased office building in Plantation, Florida, that was utilized by its Broadspire operations. At that time, the Company realized a pretax loss of $1,810,000 on that phase of the sublease. This sublease agreement provides the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. In February 2010, the sublessor exercised one of its options for additional space in the building, and the Company recognized a pretax loss of approximately $2,663,000 on that phase of the sublease, which is included in Restructuring and Other Costs on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. For the space subleased in February 2010, the Company expects to receive approximately $9,318,000 in additional sublease payments from the sublessor over the life of the sublease. If the sublessor exercises its remaining option, the Company would record an additional loss of approximately $658,000 on that phase of the sublease, and the Company would receive additional sublease payments of approximately $5,249,000 over the life of the sublease. As of September 30, 2010, the sublessor had not exercised its remaining option, but it was granted an extension on the option until December 31, 2010. If the option is not exercised, the Company will determine its future needs for this space. These sublease losses are not reported within the operating results for the Broadspire segment, but instead are reported as a corporate charge. As a result of the subleases, during the first quarter of 2010, the Company relocated its Broadspire operations in Broward County Florida to another leased building.

13. Subsequent Event
On October 27, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and determination in connection therewith. This determination purports to resolve certain issues being arbitrated thereunder, and provides certain additional guidance with respect to other issues, subject to further determinations. The Company intends to ask the Legal Arbitration panel to consider the other issues and make a determination with respect thereto. At the present time, the Company is unable to determine any further possible outcome with respect to the issues it intends to present to the Legal Arbitration panel, or the timing thereof, or whether the panel will agree to make a determination on any of these issues. As the outcome of this determination is not probable, no amount has been accrued as of September 30, 2010. The Company expects that an

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unfavorable determination with respect to these remaining issues could result in the Company being required to pay to Platinum not more than an additional $6,218,000, plus interest, fees and expenses. Any additional amounts paid will result in additional goodwill impairment charges. No assurances can be provided that any future required payments would not materially adversely affect the Company’s liquidity, financial condition or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company:
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
November 4, 2010

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U.S.,

•	unfavorable outcomes in any current or future legal proceedings, including our various arbitration proceedings relating to the acquisition of BMSI,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	man-made disasters and natural disasters,

•	our failure to complete the implementation of RiskTech on schedule, and

•	impairment of goodwill or our other indefinite-lived intangible assets,
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2010 and 2009 contained in Item 1 of this Quarterly Report on Form 10-Q and 2) our Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements of our subsidiaries comprising our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
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
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. During 2009 and into 2010, the insurance industry underwriting cycle could be characterized as a soft market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 3.6% for the three months ended September 30, 2010 but decreased 0.3% for the nine months ended September 30, 2010, compared with the same periods of 2009. The increase in revenues for the quarter was primarily due to increases in our Legal Settlement Administration and International Operations segments. The increases in these segments were partially offset by revenue declines in our U.S. Property & Casualty and Broadspire segments. For the nine-month period, increases in our Legal Settlement Administration and International Operations segment, due primarily to a weaker U.S. dollar, were offset by revenue declines in our U.S. Property & Casualty and Broadspire segments. Excluding the impact of foreign currency translation, consolidated revenues before reimbursements during the third quarter of 2010 were 3.7% higher than revenues in the third quarter of 2009, and revenues in our International Operations segment increased by 4.4% in the third quarter of 2010 compared with the third quarter of 2009. For the first nine months of 2010, excluding the impact of foreign currency translation, consolidated revenues before reimbursements were 3.6% lower than revenues in the first nine months of 2009, and revenues in our International Operations segment increased by 1.4% compared with the first nine months of 2009.
Excluding the goodwill impairment charge, which is described more fully in Note 11 to the accompanying unaudited condensed consolidated financial statements, of $46.9 million or ($0.90) per share, in the third quarter of 2009, net income attributable to Crawford & Company was $13.0 million and $7.4 million for the three months ended September 30, 2010 and 2009, respectively. Excluding the goodwill impairment charges of $7.3 million, or ($0.13) per share, and $140.9 million, or ($2.71) per share, for the nine months ended September 30, 2010 and 2009, net income attributable to Crawford & Company was $20.8 million and $16.4 million, respectively. Including the goodwill impairment charges, the net income attributable to Crawford & Company was $13.0 million and $13.5 million for the quarter and nine months ended September 30, 2010, respectively. Including the goodwill impairment charges, the net loss attributable to Crawford & Company was $39.5 million and $124.6 million for the quarter and nine months ended September 30, 2009, respectively.
Consolidated net income for the nine months ended September 30, 2010 included a pretax charge of $4.7 million, or ($0.06) per share, comprised of $2.0 million in administrative staff reductions and approximately $2.7 million related to the sublease of the Broadspire facility in Plantation, Florida and the related relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements. These charges occurred in the first and second quarters of 2010. The restructuring charge recorded in the nine months ended September 30, 2009 was $1.8 million, or ($0.02) per share, due to professional fees incurred in connection with a previously disclosed internal realignment of certain of our legal entities.
Selling, General, and Administrative (“SG&A”) expenses were 6.8% and 6.4% lower in the quarter and nine months ended September 30, 2010, respectively, compared with the same periods of 2009. The decreases were due primarily to lower expenses associated with our professional indemnity self-insured risks and lower expenses resulting from the termination of a computer systems hosting contract.
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
Certain other gains and expenses may arise from events (such as expenses related to restructurings, losses on subleases, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
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
Segment Expenses
Our discussion and analysis of segment operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable operating expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs. These costs are more fixed in nature as compared with direct compensation and fringe benefits.
Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior period results are adjusted to reflect the current allocation process.
Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to pretax income (loss) attributable to Crawford & Company and net income (loss) attributable to Crawford & Company, were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues:
U.S. Property & Casualty	$48,709	$52,461	$144,857	$162,544
International Operations	105,689	101,517	315,891	288,032
Broadspire	61,683	70,430	184,826	218,087
Legal Settlement Administration	38,442	21,344	83,366	62,836
Total revenues, before reimbursements	254,523	245,752	728,940	731,499
Reimbursements	23,587	23,105	57,209	59,284
Total Revenues	$278,110	$268,857	$786,149	$790,783

Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$30,140	$32,127	$88,287	$97,377
% of related revenues before reimbursements	61.9%	61.2%	60.9%	59.9%
International Operations	68,382	68,388	213,628	198,220
% of related revenues before reimbursements	64.7%	67.4%	67.6%	68.8%
Broadspire	35,391	39,293	107,966	123,064
% of related revenues before reimbursements	57.4%	55.8%	58.4%	56.4%
Legal Settlement Administration	13,631	9,426	34,447	27,262
% of related revenues before reimbursements	35.5%	44.2%	41.3%	43.4%
Total	$147,544	$149,234	$444,328	$445,923
% of Revenues before reimbursements	58.0%	60.7%	61.0%	61.0%

Expenses Other than Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$14,972	$15,566	$44,606	$48,037
% of related revenues before reimbursements	30.7%	29.7%	30.8%	29.6%
International Operations	29,496	25,667	80,579	66,473
% of related revenues before reimbursements	27.9%	25.2%	25.5%	23.1%
Broadspire	26,951	32,308	81,624	98,754
% of related revenues before reimbursements	43.7%	45.9%	44.2%	45.3%
Legal Settlement Administration	13,843	7,821	29,102	25,663
% of related revenues before reimbursements	36.0%	36.6%	34.9%	40.8%
Total before reimbursements	85,262	81,362	235,911	238,927
% of Revenues before reimbursements	33.5%	33.1%	32.3%	32.6%
Reimbursements	23,587	23,105	57,209	59,284
Total	$108,849	$104,467	$293,120	$298,211
% of Revenues	39.1%	38.9%	37.3%	37.7%

Operating Earnings (Loss):
U.S. Property & Casualty	$3,597	$4,768	$11,964	$17,130
% of related revenues before reimbursements	7.4%	9.1%	8.3%	10.5%
International Operations	7,811	7,462	21,684	23,339
% of related revenues before reimbursements	7.4%	7.4%	6.9%	8.1%
Broadspire	(659)	(1,171)	(4,764)	(3,731)
% of related revenues before reimbursements	(1.1)%	(1.7)%	(2.6)%	(1.7)%
Legal Settlement Administration	10,968	4,097	19,817	9,911
% of related revenues before reimbursements	28.5%	19.2%	23.8%	15.8%

Deduct:
Unallocated corporate and shared costs, net	(826)	(878)	(2,351)	(8,148)
Restructuring and other costs	—	—	(4,650)	(1,815)
Goodwill impairment charge	—	(46,945)	(7,303)	(140,945)
Net corporate interest expense	(3,923)	(3,126)	(11,732)	(10,251)
Amortization of customer-relationship intangibles	(1,497)	(1,500)	(4,496)	(4,494)
Stock option expense	(195)	(266)	(586)	(696)
Pretax Income (Loss)	15,276	(37,559)	17,583	(119,700)
Income tax provision	(2,180)	(1,841)	(3,938)	(4,576)
Net Income (Loss)	13,096	(39,400)	13,645	(124,276)
Less: Net income attributable to noncontrolling interests	106	110	128	276
Net income (loss) attributable to Crawford & Company	$12,990	$(39,510)	$13,517	$(124,552)

U.S. PROPERTY & CASUALTY
Operating earnings for our U.S. Property & Casualty segment decreased from $4.8 million, or 9.1% of revenues before reimbursements, in the third quarter of 2009, to $3.6 million, or 7.4% of revenues before reimbursements, in the third quarter of 2010. For the nine months ended September 30, segment operating earnings decreased from $17.1 million, or 10.5% of revenues before reimbursements, in 2009 to $12.0 million, or 8.3% of revenues before reimbursements, in 2010. The decline in U.S. Property & Casualty’s operating earnings was primarily due to the decline in revenues discussed below.
Revenues before Reimbursements
U.S. Property & Casualty revenues are primarily generated from the property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace and from our Contractor Connection direct repair network. U.S. Property & Casualty revenues before reimbursements by major service line for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
Claims Field Operations	$31,671	$35,052	(9.6)%	$96,969	$109,367	(11.3)%
Catastrophe Services	4,119	6,294	(34.6)%	10,139	18,380	(44.8)%
Technical Services	7,989	7,109	12.4%	22,694	22,479	1.0%
Contractor Connection	4,930	4,006	23.1%	15,055	12,318	22.2%
Total U.S. Property & Casualty Revenues before Reimbursements	$48,709	$52,461	(7.2)%	$144,857	$162,544	(10.9)%
The overall revenue decrease in the third quarter and first nine months of 2010 in U.S. Property & Casualty was due to a decline in Claims Field Operations revenues caused by reduced property, casualty, vehicle and warranty services claims and declines in Catastrophe Services resulting from an overall decrease in weather-related events in 2010. These reductions were partially offset by increases in revenues from Technical Services and our direct repair network, Contractor Connection. The increase in Technical Services revenues despite the decline in cases received, as discussed below, is due to changes in the mix of cases received, as the severity and difficulty of the cases have increased, resulting in increased revenues.
U.S. Property & Casualty’s 7.2% and 10.9% revenue decline in the third quarter and first nine months of 2010 compared with the same periods in 2009 was due to a 2.4% and 5.1% decline, respectively, from changes in the mix of services provided and in the rates charged for those services, and a 4.8% and 5.8% decline, respectively, in segment unit volume, measured principally by cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment increased to $2.9 million for the three months ended September 30, 2010, from $2.5 million for the three months ended September 30, 2009 . Reimbursements for the nine-month periods increased slightly in 2010, to $7.9 million for the nine months ended September 30, 2010, from $7.8 million for the nine months ended September 30, 2009.
Case Volume Analysis
U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
Property	26,240	30,112	(12.9)%	81,145	90,689	(10.5)%
Casualty	16,843	17,680	(4.7)%	45,086	51,248	(12.0)%
Vehicle	12,214	12,832	(4.8)%	38,163	44,823	(14.9)%
Warranty Services	2,178	6,279	(65.3)%	9,741	27,347	(64.4)%
Workers’ Compensation and Other	4,510	4,350	3.7%	12,798	12,622	1.4%
Total Claims Field Operations	61,985	71,253	(13.0)%	186,933	226,729	(17.6)%

Contractor Connection	39,801	31,815	25.1%	122,673	93,268	31.5%
Catastrophe Services	4,782	8,687	(45.0)%	12,660	21,609	(41.4)%
Technical Services	1,723	2,030	(15.1)%	5,423	6,426	(15.6)%
Total U.S. Property & Casualty Cases Received	108,291	113,785	(4.8)%	327,689	348,032	(5.8)%
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
Direct Compensation and Fringe Benefits
The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits. U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 61.9% in the third quarter of 2010 compared with 61.2% in the comparable 2009 quarter. For the nine-month period ended September 30, 2010, U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 60.9%, increasing from 59.9% in the comparable 2009 period.
These percentage increases were primarily due to lower utilization of our employees in the first nine months of 2010 compared with the comparable period of 2009. There was an average of 1,446 full-time equivalent employees (including 71 catastrophe adjusters) in this segment during the first nine months of 2010, compared with an average of 1,637 employees (including 95 catastrophe adjusters) during the comparable 2009 period.
U.S. Property & Casualty salaries and wages totaled $25.8 million and $27.6 million for the three months ended September 30, 2010 and 2009, respectively. For the first nine months of 2010 and 2009, U.S. Property & Casualty salaries and wages totaled $74.0 million and $81.6 million, respectively. The overall decreases in the 2010 third quarter and year-to-date period compared with the same periods in 2009 were primarily a result of the lower number of full-time equivalent employees in the 2010 quarter and nine-month period. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $4.3 million and $4.5 million in the third quarter of 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, payroll taxes and fringe benefits for U.S. Property & Casualty totaled $14.3 million and $15.8 million, respectively. The overall decrease was due to the lower number of employees in this segment, as well as a reduction in the employer match on employee contributions to the Company’s 401(k) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $15.0 million, or 30.7% of segment revenues before reimbursements, for the quarter ended September 30, 2010, compared to $15.6 million, or 29.7% of segment revenues before reimbursements, for the comparable quarter of 2009. For the nine-month period ended September 30, 2010, these expenses were $44.6 million, or 30.8% of segment revenues before reimbursements, compared to $48.0 million, or 29.6% of segment revenues before reimbursements, in the comparable 2009 period. The amount of these expenses declined 3.8% and 7.1% for the three months and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due to cost reductions as a result of the decline in revenue.

INTERNATIONAL OPERATIONS
Operating earnings in our International Operations segment increased to $7.8 million, or 7.4% of revenues before reimbursements, for the three months ended September 30, 2010, compared with 2009’s third quarter operating earnings of $7.5 million, or 7.4% of revenues before reimbursements. Operating earnings for the nine months ended September 30, 2010 decreased to $21.7 million, or 6.9% of revenues before reimbursements, from $23.3 million, or 8.1% of revenues before reimbursements, in the comparable period of 2009.
Revenues before Reimbursements
Substantially all International Operations revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
United Kingdom (“U.K.”)	$32,576	$32,148	1.3%	$97,663	$91,885	6.3%
Canada	33,342	31,498	5.9%	97,504	91,622	6.4%
Continental Europe, Middle East, Africa (“CEMEA”)	19,581	20,633	(5.1)%	64,789	59,656	8.6%
Asia/Pacific	16,538	14,231	16.2%	45,313	36,904	22.8%
Americas	3,652	3,007	21.4%	10,622	7,965	33.4%
Total International Operations Revenues before Reimbursements	$105,689	$101,517	4.1%	$315,891	$288,032	9.7%

Compared with the nine months ended September 30, 2009, during the same period in 2010 the U.S. dollar was weaker against most major foreign currencies, resulting in a positive net exchange rate impact of 8.2%. Excluding the positive impact of exchange rate fluctuations, International Operations’ revenues would have been $292.1 million in the nine months ended September 30, 2010, reflecting an increase in revenues on a constant dollar basis of 1.4%. For the three months ended September 30, 2010 compared to the same period during 2009, the U.S. dollar was slightly stronger against most major foreign currencies, reducing revenues before reimbursements by 0.3%. International Operations unit volume, measured by cases received, increased 11.0% and 8.0% in the quarter and nine months ended September 30, 2010 compared with the same periods in 2009. The overall increase for the quarter was primarily due to increases in case referrals during 2010 in the U.K., CEMEA and Asia/Pacific, partially offset by declines in Canada and the Americas regions, as discussed below. The overall increase for the nine months was primarily due to higher case referrals during 2010 in the U.K., CEMEA, Asia/Pacific and the Americas regions, partially offset by decreases in case referrals in Canada, as discussed below. Average revenue per claim decreased 6.6% and 6.5% during the three months and nine months ended September 30, 2010 respectively, due to changes in the mix of services provided and in the rates charged for those services.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $7.1 million and $20.0 million for the three months and nine months ended September 30, 2010, from $7.9 million and $22.0 million in the comparable 2009 periods. The decline was primarily due to lower claims volume in Canada.
Case Volume Analysis
International Operations unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
United Kingdom (U.K.)	38,383	31,717	21.0%	127,490	104,691	21.8%
Canada	34,714	35,880	(3.2)%	86,821	110,321	(21.3)%
Continental Europe, Middle East, and Africa (CEMEA)	37,096	30,674	20.9%	109,174	90,574	20.5%
Asia/Pacific	28,992	24,910	16.4%	84,465	78,096	8.2%
Americas	18,380	18,776	(2.1)%	55,720	45,765	21.8%
Total International Cases Received	157,565	141,957	11.0%	463,670	429,447	8.0%
Overall, claims volume remained high around the world, with the exception of Canada and some parts of the Americas. The 2010 increase in the United Kingdom was due primarily to an increase in weather-related activity. The decrease in Canada was due primarily to a reduction in weather-related activity. The 2010 increase in CEMEA resulted primarily from growth in our claims management business in Belgium, Germany and Scandinavia. The increase in Asia/Pacific was due to weather-related activity in Australia. The increase in the Americas for the nine-month period was due primarily to an increase in high frequency, low severity claims in Brazil, although there was a slight decline in the three-month period. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 64.7% and 67.6% for the three months and nine months ended September 30, 2010, compared with 67.4% and 68.8% for the comparable periods in 2009. These percentage decreases primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses remained flat for the third quarter at $68.4 million, and increased for the nine-month period to $213.6 million in 2010, from $198.2 million in 2009. The increase in the dollar amount was primarily due to a weaker U.S. dollar in the 2010 year-to-date period as the number of full-time equivalent employees decreased. There was an average of 4,215 full-time equivalent employees in this segment in the first nine months of 2010 compared with an average of 4,285 in the comparable 2009 period.
Salaries and wages of International Operations segment personnel decreased to $56.9 million for the three months ended September 30, 2010, from $57.4 million in the comparable 2009 period. For the nine-month periods, salaries and wages of International Operations segment personnel increased to $177.2 million in 2010 from $166.1 million in 2009. Payroll taxes and fringe benefits for the International Operations segment totaled $11.5 million and $36.4 million for the third quarter and nine months ended September 30, 2010, respectively, compared with $11.0 million and $32.1 million for the same periods in 2009. These year-to-date increases were primarily related to a weaker U.S. dollar during 2010.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 27.9% and 25.5% of International Operations’ revenues before reimbursements for the three months and nine months ended September 30, 2010, up from 25.2% and 23.1% for the comparable periods in 2009. The dollar amount of these expenses increased in the 2010 quarter to $29.5 million from $25.7 million in the third quarter of 2009 primarily due to the increased use of outside contractors during the 2010 quarter. The amounts increased from $66.5 million in the nine-month period ended September 30, 2009 to $80.6 million for the comparable period in 2010 due to a weaker U.S. dollar in 2010 and foreign exchange gains recorded in 2009.

BROADSPIRE
As previously disclosed in the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company recorded a non-cash impairment charge of $46.9 million during the third quarter of 2009 and $140.9 million for the nine months ended September 30, 2009 related to our Broadspire segment. The Company also recorded an impairment charge of $7.3 million in the nine months ended September 30, 2010 related to our Broadspire segment. Substantially all of these impairment charges are not deductible for income tax purposes and are not reflected in Broadspire’s segment operating loss. They are also not included in the following discussion and analysis of Broadspire’s segment operating results.
Our Broadspire segment reported an operating loss of $0.7 million for the third quarter of 2010, compared with an operating loss of $1.2 million in the third quarter of 2009. For the nine months ended September 30, 2010, Broadspire’s operating loss was $4.8 million, compared with $3.7 million for the comparable period in 2009. These declines were primarily due to lower workers’ compensation and casualty claim referrals as a result of lower U.S. employment levels and due to the loss of a significant client at the end of 2009.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
Claims Management Services	$26,900	$30,956	(13.1)%	$80,646	$96,970	(16.8)%
Medical Management Services	29,929	34,910	(14.3)%	89,910	107,142	(16.1)%
Risk Management Information Services	4,854	4,564	6.4%	14,270	13,975	2.1%
Total Broadspire Revenues before Reimbursements	$61,683	$70,430	(12.4)%	$184,826	$218,087	(15.3)%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 6.0% from the 2009 third quarter to the 2010 third quarter and decreased 3.9% for the nine months ended September 30, 2010 compared with the same period in 2009. Offsetting the higher unit volumes were declines in the mix of services provided and the rates charged for those services which reduced revenues before reimbursements by 18.4% and 11.4% in the third quarter and first nine months of 2010, respectively, compared with the same periods in 2009. The combined result of these factors was a 12.4% and 15.3% decrease in Broadspire segment revenues before reimbursements for the third quarter and nine months of 2010 compared with the comparable periods of 2009.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $0.9 million and $2.4 million for the three months and nine months ended September 30, 2010, decreasing from $1.3 million and $3.9 million in the comparable 2009 periods. This decrease was primarily attributable to the corresponding decrease in revenues before reimbursements.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2010	September 30, 2009	Variance	September 30, 2010	September 30, 2009	Variance
Workers’ Compensation	35,572	37,306	(4.6)%	99,879	108,437	(7.9)%
Casualty	19,761	15,270	29.4%	49,111	48,841	0.6%
Other	4,750	4,110	15.6%	13,649	11,987	13.9%
Total Broadspire Cases Received	60,083	56,686	6.0%	162,639	169,265	(3.9)%
The 2010 decline in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the continued overall lower level of employment due to the current economic climate, as well as the loss of a significant client discussed below. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. The relatively flat volume in casualty claims for the nine months ended September 30, 2010 compared with the comparable period of 2009 was primarily due to reductions in claims from our existing clients as a result of the overall industry-wide reduction in claims volume, offset by net new business gains. The significant increase in casualty claims in the third quarter of 2010 over the same period of 2009 is due to services provided in connection with a special project for one of its customers. We will continue to provide services for this project in the 2010 fourth quarter but are unsure at the present time the extent our services will be needed in 2011.The 2010 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
During 2009, we were notified by a significant client of our Broadspire segment that the client would not renew its existing contract with us upon the scheduled expiration of that contract in December 2009. For the three months and nine months ended September 30, 2009, revenues related to this client totaled approximately $4.8 million and $16.1 million, or 7.8% and 7.4% of total segment revenues before reimbursements for the third quarter and first nine months of 2009.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased from 55.8% for the quarter ended September 30, 2009 to 57.4% in the 2010 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements increased from 56.4% in 2009 to 58.4%% in 2010. This percentage increase primarily resulted from lower revenues as the actual amount of these expenses were lower compared to the same periods in 2009. Average full-time equivalent employees in this segment totaled 1,998 in the first nine months of 2010, down from 2,264 in the comparable 2009 period, due to reduced claims volume.
Broadspire segment salaries and wages totaled $29.7 million and $89.7 million for the three months and nine months ended September 30, 2010, respectively, decreasing (10.5)% and 12.1%, respectively from $33.2 million and $102.0 million in the comparable 2009 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.7 million and $18.3 million in the three months and nine months ended September 30, 2010, respectively, decreasing 6.6% and 13.3%, respectively, from 2009 expenses of $6.1 million and $21.1 million for the same comparable periods. These 2010 decreases were primarily the result of the reduction in the number of full-time equivalent employees as well as a reduction in the employer match on employee contributions to the Company’s 401(k) plan.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 43.7% and 44.2% for the three months and nine months ended September 30, 2010, compared with 45.9% and 45.3% in the comparable 2009 periods. The amount of these expenses declined 16.6% and 17.3% for the three months and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due to cost reductions as a result of the decline in revenue.

LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $11.0 million and $19.8 million for the three months and nine months ended September 30, 2010, respectively, increasing from $4.1 million and $9.9 million in the comparable 2009 periods. The related segment operating margin increased from 19.2% for the three months ended September 30, 2009 to 28.5% in the comparable 2010 period, and from 15.8% for the nine months ended September 30, 2009 to 23.8% in the comparable 2010 period. While the core businesses of this segment continued to perform well, the revenue increases described above were primarily the result of a special project that began in the summer of 2010. It is our expectation that we will work on this special project until the expected end date of August 2013. We expect our current level of activity on this special project to continue through the 2010 fourth quarter, but we are uncertain whether the current level of activity will continue beyond 2010.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements increased 80.1% to $38.4 million for the three months ended September 30, 2010 compared with $21.3 million for the comparable 2009 period. For the nine-month period ended September 30, 2010, Legal Settlement Administration revenues before reimbursements increased 32.7% to $83.4 million, compared with $62.8 million for the same period in 2009. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. During the three months and nine months ended September 30, 2010, we were awarded 50 and 186 new assignments, compared with 72 and 212 during the comparable periods in 2009. At September 30, 2010 we had a backlog of projects awarded totaling approximately $75.0 million, compared with $55.4 million at September 30, 2009. Of the $75.0 million backlog at September 30, 2010, an estimated $36.0 million is expected to be recognized as revenues over the remainder of 2010.
Reimbursed Expenses included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the third quarter were $12.7 million in September 30, 2010 and $11.4 million in 2009. Reimbursements for the nine months ended September 30, 2010 were $26.9 million and $25.6 million in 2009.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 35.5% in the three months ended September 30, 2010 compared with 44.2% in the comparable 2009 period. For the nine-month period ended September 30, 2010, these expenses as a percent of revenues before reimbursements were 41.3%, compared with 43.4% in the same 2009 period. The dollar amount of these expenses increased to $13.6 million and $34.4 million for the third quarter and nine months of 2010 compared with $9.4 million and $27.3 million for the comparable 2009 periods, due primarily to increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of full-time equivalent employees in 2010. There was an average of 370 full-time equivalent employees in this segment in the first nine months of 2010, compared with an average of 345 in the comparable 2009 period.
Legal Settlement Administration salaries and wages totaled $12.3 million and $30.3 million for the quarter and nine months ended September 30, 2010, increasing 48.2% and 27.8% respectively, from $8.3 million and $23.7 million in the comparable 2009 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.3 million and $4.1 million for the three months and nine months ended September 30, 2010, compared with $1.1 million and $3.6 million for the comparable 2009 periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related revenues before reimbursements to 36.0% and 34.9% for the three months and nine months ended September 30, 2010 from 36.6% and 40.8% for the comparable 2009 periods. The dollar amount of these expenses increased to $13.8 million and $29.1 million for the third quarter and first nine months of 2010 compared with $7.8 million and $25.7 million for the comparable 2009 periods, due primarily to the need for outsourced service providers to assist with the special project in 2010.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2010 we estimate that our effective annual income tax rate for 2010 will be approximately 28% before considering discrete items.
Income tax expense on consolidated income totaled $3.9 million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in income tax expense in 2010 compared with 2009 was due primarily to discrete items and an internal restructuring of certain international operations in 2009 , which were partially offset by the expiration of a research and development tax credit .
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $4.1 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively. Interest income totaled $163,000 and $142,000 for the three months ended September 30, 2010 and 2009, respectively. Corporate interest expense totaled $12.2 million and $11.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Interest income totaled $459,000 and $1,208,000 for the nine months ended September 30, 2010 and 2009, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $4.5 million for the third quarter and first nine months of both 2010 and 2009. This amortization is included in SG&A expenses in our Condensed Consolidated Statements of Operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $195,000 and $586,000 was recognized during the three months and nine months ended September 30, 2010, respectively, compared with $266,000 and $696,000 for the comparable periods in 2009, respectively.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2010 and 2009, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $0.8 million and $2.4 million for the three months and nine months ended September 30, 2010, respectively, and $0.9 million and $8.1 million for the comparable periods in 2009. Our U.S. defined benefit pension plan expense was $1.9 million and $5.6 million for the three months and nine months ended September 30, 2010, respectively, compared with $2.9 million and $8.6 million for the same periods of 2009. In addition, unallocated self-insurance expenses were $373,000 higher in the three months ended September 30, 2010 and $2.3 million lower in the nine months ended September 30, 2010, respectively, compared with the same periods in 2009, due primarily to lower professional indemnity expenses.
Restructuring and Other Costs
During the first nine months of 2010, the Company recorded a pretax charge of $2.0 million for severance costs related to reductions in administrative staff. Approximately $556,000 of this charge was paid in the second quarter with the remainder paid during the third quarter of 2010. The Company terminated 146 employees. As a result, the Company expects annual pretax savings of approximately $9.6 million. We also recorded pretax expenses totaling $2.7 million for a loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements. During the first nine months of 2009, we recorded pretax expenses totaling $1.8 million for professional fees incurred in connection with an internal realignment of certain of our legal entities in the U.S. and internationally. This realignment did not impact our segment financial reporting.
Goodwill Impairment Charge
On July 30, 2010, the independent arbitrator arbitrating the Broadspire Accounting Arbitration issued a decision and contingent determination in connection therewith, which is described more fully in Note 11 to the accompanying unaudited condensed consolidated financial statements. This decision and contingent determination purported to resolve certain issues being arbitrated thereunder, and provided certain additional guidance with respect to other issues, subject to further determinations. Although the Company is reserving all of its rights with respect to the issues purported to be resolved , the Company made a payment of $6.1 million, plus interest on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of Broadspire Management Services, Inc. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7.3 million for the nine months ended September 30, 2010. All but the interest portion of the charge is nondeductible for tax purposes.

During the third quarter of 2009 and the nine months ended September 30, 2009, we recorded a noncash goodwill and an intangible asset impairment charge totaling $46.9 million and $140.9 million, respectively, related to our Broadspire reportable segment and reporting unit. These impairment charges were not reflected in Broadspire's segment operating loss.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2010, our working capital balance (current assets less current liabilities) was approximately $70.4 million, an increase of $3.7 million from the working capital balance at December 31, 2009. Our cash and cash equivalents were $42.2 million at September 30, 2010, compared with $70.4 million at December 31, 2009.
Cash (Used in) Provided by Operating Activities
Cash used in operating activities was $25.1 million for the nine months ended September 30, 2010, compared with cash provided by operating activities of $9.8 million for the comparable period of 2009. During the first nine months of 2010, we made cash contributions of $20.2 million and $4.8 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $7.7 million and $3.5 million, respectively, for the same period in 2009. Also contributing to the increase in cash used in operating activities in the 2010 period was a $55.2 million increase in accounts receivable and unbilled revenue due to the revenue increases in our Legal Settlement Administration and International Operations segments. In October 2010, we contributed an additional $5.1 million to our frozen U.S. defined benefit pension plan. We do not expect to make any further contributions in 2010.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and for capitalized software, was $25.9 million in the nine months ended September 30, 2010, compared with cash used in investing activities of $18.2 million in the comparable period of 2009. Included in the 2010 amount is the $7.3 million paid in August 2010 as additional purchase price consideration for the previous acquisition of BMSI.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $24.3 million for the nine months ended September 30, 2010, compared with cash used in financing activities of $11.5 million for the comparable period of 2009. During 2010, we increased our short-term borrowings and book overdraft by $32.2 million, made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable, and paid $700,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2009, we paid $1.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans and paid loan costs of $944,000 in connection with an amendment to our Credit Agreement.
In April 1999, our Board of Directors authorized a discretionary share repurchase program of an aggregate of 3,000,000 shares of our Class A common stock and our Class B common stock. Through September 30, 2010, we have reacquired 2,150,876 shares of Class A and 143,261 shares of Class B common stock at an average cost of $10.99 and $12.21, respectively. We have not reacquired any shares since 2004 under this plan. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.
Other Matters Concerning Liquidity and Capital Resources
As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $19.3 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $49.8 million at September 30, 2010. At September 30, 2010 and 2009, the outstanding balances under our revolving line of credit facility were $30.9 million and $11.3 million respectively. Long-term borrowings outstanding, including current installments and capital leases, totaled $174.0 million as of September 30, 2010, compared with $181.3 million at December 31, 2009. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
We believe our current financial resources, together with funds expected to be generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Financial Condition
Other significant changes in our unaudited Condensed Consolidated Balance Sheet as of September 30, 2010, compared with our Condensed Consolidated Balance Sheet as of December 31, 2009, were as follows:

•	Cash and Cash Equivalents decreased $28.2 million, or $26.7 million net of currency exchange.

•
Accounts Receivable and Unbilled Revenues increased $53.1 million, or $55.2 million net of currency exchange impacts. This increase was primarily due to the revenue increases in our Legal Settlement Administration and International Operations segments.

•	Short-term Borrowings increased $31.1 million and Current Installments of Long-term Debt decreased by $5.9 million.

Defined Benefit Pension Plan Funding
In June 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010” was signed into law. Among other things, the act provides two alternatives to extend the amortization period of the unfunded pension liability that is recognized in the calculation of the minimum required contribution. The act will require additional funding based on certain compensation, dividend and stock redemption thresholds. We are in the process of evaluating whether any of these additional funding requirements may apply to us.
Exclusive of any additional funding which may be required as described above, the estimated annual minimum contributions we expect we will be required to make to our frozen U.S. defined benefit pension plan in order to meet the funding requirements under the new act are as follows:

Estimated Minimum
Funding Requirements
Year of Funding	(in thousands)

2011	$20,800
2012	24,700
2013	37,000
2014	26,500
2015	14,600
2016 - 2020	29,200
Off-Balance Sheet Arrangements
At September 30, 2010, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in the last three paragraphs of Note 11, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

Item 1A. Risk Factors
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
See Index to Exhibits on page 39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 4, 2010	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2010	/s/ W. Bruce Swain, Jr.
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

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated November 4, 2010

99.2	Third Quarter 2010 Earnings Conference Call Presentation, presented November 4, 2010

101	XBRL Documents