Form 10-K
period 2010-12-31
CRAWFORD & CO
filed 2011-03-04
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Registrant's telephone number, including area code
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $73,661,442 as of June 30, 2010, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock that may be deemed beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2011, was:
Class A Common Stock — $1.00 Par Value — 28,782,546 Shares
Class B Common Stock — $1.00 Par Value — 24,697,172 Shares

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its annual shareholders’ meeting to be held May 5, 2011 are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2010

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company and its subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. The Company's shares are traded on the NYSE under the symbols CRDA and CRDB.

DESCRIPTION OF SERVICES

The Company has four operating segments: U.S. Property & Casualty, which serves the U.S. property and casualty insurance company markets; International Operations, which serves the property and casualty insurance company markets outside of the U.S.; Broadspire, which serves the U.S. self-insurance marketplace; and Legal Settlement Administration, which serves the securities, bankruptcy and other legal settlements markets, primarily in the U.S.

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

	Year Ended December 31,
	2010	2009	2008
U.S. Property & Casualty	18.5%	21.3%	20.8%
International Operations	41.8%	40.4%	42.3%
Broadspire	23.8%	29.8%	29.8%
Legal Settlement Administration	15.9%	8.5%	7.1%
	100.0%	100.0%	100.0%

Revenues and expenses from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2010, 2009, and 2008 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2010, 2009, and 2008, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are reimbursed by its clients. Under U.S. generally accepted accounting principles (“GAAP”), these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income (loss), management does not necessarily believe it is informative or beneficial to include these amounts in revenues or expenses, respectively. In addition, unless otherwise indicated, revenue amounts for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses, income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and unallocated corporate and shared costs. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying audited consolidated financial statements.

U.S. PROPERTY & CASUALTY.  The Company’s U.S. Property & Casualty segment provides claims management services in the U.S., mainly to insurance companies. U.S. insurance companies customarily manage their own claims administration function, but often rely upon third party service providers for the various services which the Company provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.

U.S. Property & Casualty services are provided through four major service lines: Claims Field Operations, Contractor ConnectionSM, Technical Services, and Catastrophe Services.

Claims Field Operations

Claims Field Operations is the largest service line of our U.S. Property & Casualty segment. Services provided by Claims Field Operations include property claims management, casualty claims management, vehicle services and strategic warranty services.

Property Claims Management Services — Property claims management services are designed to service all types of losses. Upon assignment, the Company assembles a team of claims professionals, consultants, and project management specialists, as needed, to evaluate and, if appropriate, settle a claim, and prevent further loss. The Company maintains an extensive network of property and general adjusters in order to service assignments efficiently, regardless of location. No matter which service is contracted, the Company has designed its strict service standards to deliver quality service on every assignment.

Casualty Claims Management Services — Casualty claims management services provides a comprehensive menu of services ranging from task assignment to investigation and claims resolution. Casualty claims management services include: Claims Alert  (the Company’s 24-hour, toll-free claims intake center); continuous adjudication of any claim, from the initial investigation through settlement; prompt, on-scene accident investigation--available 24-hours a day, 7 days a week; expert testimony and deposition support; medical and vocational consulting for litigation support; provider/hospital bill auditing; subrogation and recovery services; and transportation services.

Vehicle Services — Vehicle services are a comprehensive suite of services for all vehicle classes, from private automobiles to tanker trucks or other specialty equipment. These services include vehicle damage appraisal, heavy equipment appraisal, and vehicle condition inspection.

Strategic Warranty Services — Strategic warranty services provides services to manufacturers seeking to outsource all or a portion of their warranty administration and inspection work. While still performing inspections for a number of building product class action settlements, product offerings have been expanded to include warranty services for manufacturers of other products, including roofing, composite decking, doors, windows, composite and vinyl siding and trim. Inspections include observations and tests necessary to determine appropriate compensation under legal settlements or the applicability of the manufacturer's warranty provisions.

Contractor Connection

Crawford Contractor ConnectionSM is the largest independently managed contractor network in the industry, with more than 3,500 residential and commercial contractors in the U.S. Contractor Connection offers a cost-effective solution for the insurance and consumer industries. This innovative service solution for high-frequency, low severity claims optimizes the time and work process needed to resolve property claims. Contractor Connection supports our broad business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers. All network contractors provide a workmanship warranty for their work. The Contractor Connection five point Quality Assurance Program uses performance management tools to track timeline, efficiency and customer satisfaction, to help deliver a consistent high level of customer satisfaction aligned with the insurance carrier focus on policy holder retention.

Technical Services

Our technical services line is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to evaluate and assess damages under extreme conditions. Our technical adjusting staff function as strategic loss managers, offering the security and confidence that every aspect of loss management will be planned, organized and executed at levels necessary to meet industry, technical and regulatory standards.

Catastrophe Services

Our catastrophe services line is an independent adjusting resource for insurance claims management in response to natural or man-made disasters. A catastrophe, as defined by the insurance industry, is a disaster that causes a certain dollar amount of damage, generally set at $25 million in insured damage. Individual insurance companies may have their own definitions, and may declare a “catastrophe” based on the anticipated loss to their policyholders in the impacted area. We have one of the largest trained and credentialed field forces in the industry. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of each and every catastrophic event for our clients. In most cases of catastrophe, an insurance company may want to establish special claims processing centers, 24-hour emergency hotlines and send additional, specially trained claims adjusters to the catastrophe scene. These “catastrophe teams” generally arrive as soon as possible and stay as long as they are needed. In the aftermath of any catastrophic event, policyholders and claimants expect fast, responsive service. Catastrophe Services is uniquely equipped to handle the increases in volume, complexity and additional stress and strain on the system of carrier infrastructure caused by catastrophes.

Insured Risk Categories

Claims administration services offered by our U.S. Property & Casualty segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories, or major types of loss, used by insurance companies. These major risk categories are:

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•
Property — losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property; burglary, robbery or theft of personal property; and damage to property under inland marine coverage.

•	Workers’ Compensation — claims arising under state and federal workers’ compensation laws.

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Catastrophe — all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions.

INTERNATIONAL OPERATIONS.  Substantially all of the Company’s international revenues are derived from the insurance company market. In this market, International Operations provides field investigation and evaluation of property and casualty insurance claims. The major elements of international claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. Property & Casualty segment. These services are generally classified by the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories and primary related services offered by the Company are described below:

•
Property and Casualty — loss adjusting services for property (volume and major incident as described above), general liability, employer’s liability, professional indemnity for directors and officers, and product liability services.

•	Household and Commercial — claims handling services, including management of suppliers.

•	Oil, Energy & Engineering — loss adjusting services for oil, gas, petrochemicals and other energy risks, utilities and mining industries risks, and marine and off-shore risks.

•	Environmental Pollution — cost-containment and claims management services with respect to environmental related losses.

•
Construction — loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, the Company evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

•	Catastrophe — organizing major loss teams to provide claims management and cost containment services.

•
Class Action — handling all administrative functions related to product liability, securities, bankruptcy and other legal settlements, including notice to and qualifying of class members, determining and dispersing payments, and administering settlement funds.

•
Marine — loss adjusting services for freight carriers’ liability, loss investigations, recoveries, salvage disposal, yacht and small craft, cargo, container, discharge, draft, general average, load, trailer and on/off live surveys, ship repairer liability and port stevedore liability.

•	Specie and Fine Art — loss adjusting services under fine art dealers’, jewelers’ and furriers’ block policies.

•	Banking, Financial and Political Risks — loss adjusting functions under bankers’ blanket bond, political risk, and financial contingency policies.

•	Livestock — loss adjusting services on bloodstock and liability/equestrian activity.

•	Reinsurance — external audits, portfolio analyses, and management and marketing research, as well as claims adjustment services.

•	Medical and Vocational Case Management — specialized return to work and expert testimony services in the employer liability and auto liability markets.

For a discussion of certain risks attendant to international operations, See Item 1A, "Risk Factors — A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could negatively affect those operations or our business as a whole.”

BROADSPIRE.  Broadspire is a leading third-party administrator to employers and insurance companies, offering a comprehensive integrated platform of workers’ compensation and liability claims management as well as medical management services. Through this segment, the Company serves clients in the self-insured or commercially insured marketplace by providing them with a complete range of claims and risk management services. In addition to field investigation and claims evaluation, Broadspire also offers initial loss reporting services, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. Broadspire’s services are provided through three major service lines: Claims Management Services, Medical Management Services and Risk Management Information Services.

Claims Management Services

Broadspire offers a comprehensive, integrated approach to workers’ compensation and liability claims management. Our service model applies a standardized, streamlined and strategic process designed to shorten claim duration and reduce overall claim costs, while at the same time helping to ensure that covered employees receive any medical or related care they need to enable a healthy and prompt return to work. By combining web-based advanced software with strategic plans of action, Broadspire can quickly identify and counteract issues that may otherwise delay claim closure. Claims management services include:

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

In August 2009, Broadspire completed the first phase of the implementation of RiskTech®, a proprietary claims management system embedded with client instructions, jurisdictional rules and regulations, and Broadspire’s service standards. RiskTech is a rules-based system designed specifically to control claims quality and consistency. Additional phases of RiskTech are expected to be deployed in 2011 and 2012.

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

Medical Management Services

Medical Field Case Management — Broadspire’s case managers proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in the most cost-effective method. Medical management services include:

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

Risk Management Information Services

Risk Sciences Group, Inc. (“RSG”), which reports through the Broadspire segment, is a leading risk management information systems (“RMIS”) software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers. RSG’s software is designed for corporate risk managers to consolidate disparate workers' compensation, property and liability claims data to allow them to more accurately analyze and manage their losses and their risk to exposures. RSG’s flagship product, Sigma Encore, is a suite of software applications launched through the RSG portal and is accessible by users worldwide. Application components include claims administration, exposures, OSHA reporting, policy and property management. Data consolidation and validation services are core to every solution. RSG consolidates data from multiple sources into a single repository and applies proprietary data validation routines. RSG markets these products and services nationally through its sales force directly to corporations and indirectly through its broker channels and carrier partners.

RSG released a pure web enabled product, DmitriSM, in December 2010. Dmitri provides risk management information via the web 24 hours a day, seven days a week. RSG expects to commence current client deployments from Sigma Encore onto the Dmitri platform from March 2011 and into 2012.

Insured Risk Categories

The claims administration services offered by the Broadspire segment are provided to clients pursuant to similar underlying insured risk categories as our U.S. Property & Casualty segment. Major risk categories serviced by the Broadspire segment are:

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•	Workers’ Compensation — claims arising under state and federal workers’ compensation laws.

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

LEGAL SETTLEMENT ADMINISTRATION.  The Company provides legal settlement administration services related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Company as class action services and are performed by The Garden City Group, Inc. (“GCG”). An executive team, including attorneys with class action, bankruptcy and mass tort litigation experience, guides each project initiative. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers:

•	litigation support services;

•	flexible technologies and analytical tools;

•	customized, cost-effective plans;

•	expert assessment on administration options;

•	strategic guidance; and

•	global resources.

Information Technologies — A cornerstone of GCG’s success lies in its case-customizable proprietary software. Engineered and maintained by GCG’s dedicated I.T. team, GCG’s information management and claims settlement processing technologies are designed to sustain the highest level of data integrity in legal administration and claim management. GCG deploys quality assurance tools and techniques to check and balance its output, and its claims processing systems allow for immediate access to case details at any level.

Additional financial information regarding each of the Company’s segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 12, “Segment and Geographic Information,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

For the year ended December 31, 2010, the Company did not have consolidated sales to any single customer that exceeded ten percent of total revenues before reimbursements, however two of the Company's segments had consolidated sales to single customers that exceeded ten percent of that segment's total revenues before reimbursements. The Company's International Operations segment derived a material amount of its revenue from a single customer. The loss of this customer would likely result in lower revenues and operating earnings of the International Operations segment. The Legal Settlement Administration segment derived a material amount of its revenue from a single customer for a special project. We expect that our work on this special project in 2011 will be much less than in 2010 and as a result, the revenues and operating earnings of the Legal Settlement Administration segment are expected to be significantly less than the 2010 revenues and operating earnings.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company’s intellectual property portfolio is an important asset which it seeks to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. The Company owns a number of active trademark applications and registrations, which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States. The failure to protect our intellectual property assets could have a material adverse affect on our business.

SERVICE DELIVERY

The Company’s claims management services are offered primarily through its global network serving clients in more than 70 countries.

COMPETITION

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varying scope of services. Within these service markets, the Company competes primarily based on quality and scope of service offerings, price and geographic location. Competitors include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also often provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than the Company in terms of annual revenues and total assets, and may, at any time, be able to significantly expand their resource allocation in order to more effectively compete with the Company; however, based on experience in the market, the Company believes that few, if any, of such organizations derive revenues from independent claims administration activities which equal the Company’s.

In addition to large insurance companies and insurance brokerage firms, the Company competes with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company’s or may, in certain markets, have local knowledge which provides them a competitive advantage. The Company does not believe that these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and large number of geographically dispersed offices provide the Company with an overall competitive advantage in securing business from both U.S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions.

EMPLOYEES

At December 31, 2010, the total number of full-time equivalent employees ("FTEs") was 8,678. The Company generally considers its relations with its employees to be good. In addition, the Company has available a significant number of temporary employees and independent contractors, as and when the demand for services requires, primarily as a result of catastrophic events. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. Such training is generally provided at the Company’s education facility in Atlanta, Georgia, although much of the material is also available through correspondence courses and the Internet. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions.

In addition to technical training through Crawford Educational Services, the Company also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

BACKLOG

At December 31, 2010 and 2009, our Legal Settlement Administration segment had an estimated backlog of projects awarded totaling approximately $90.0 million and $55.0 million, respectively. Additional information regarding this backlog is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.”

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission ("SEC") on our website, www.crawfordandcompany.com via a link to a third party website with SEC filings. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Copies of the Company’s annual report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

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

We are experiencing declines in the volume of cases referred to us for many of our service lines and are unable to determine future trends in case volumes. We depend on case volumes for our revenues, and a continued decline will result in a reduction of revenue.

We are experiencing declines in the volume of cases referred to us for many of our service lines associated with the property, casualty and self-insurance insurance industry. Because we depend on case volume for revenue streams, future reductions may adversely impact our results of operations and financial condition. We are unable to predict the future of this trend for a number of reasons, including the following:

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

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of claims for us, are generally not subject to accurate forecasting;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

If our case volume referrals further decline for any of the foregoing, or any other reason, our revenues may decline, which could materially adversely affect our financial condition and results of operations.

Our U.S. and United Kingdom (“U.K.”) defined benefit pension plans are significantly underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing and investing requirements.

At the end of the most recent measurement periods for our defined benefit pension plans, before the $20.0 million contribution made in January 2011, our projected benefit obligations were underfunded by $168.5 million. The Pension Protection Act of 2006 (the “Act”) (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next five years in order for us to meet the “Funding Target Liability” as defined in the Act. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Continued volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension funds, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition.

While we intend to comply with our future funding requirements through the use of cash from operations, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Agreement (defined below), if available, or proceeds from debt or equity offerings. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

Continued effects from the recent recession, including continued economic uncertainty, could further negatively affect our business, results of operations, and financial condition.

The recent recession affected, among other things, the banking system, financial markets, general economic development, employment levels and, to a lesser extent, some of our insurance company clients. The effects of this recession have significantly impacted our business, including reducing claims volumes and revenues. There could be a number of other follow-on effects from the recession on our business, including: insolvency of key clients; the inability of our clients to obtain credit to pay us for the services that we render; counterparty failures negatively impacting our and our clients’ treasury operations; increased expense or inability to obtain financing for our operations; and requirements for us to further materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. We cannot predict the further extent to which any of the foregoing may impact our business, results of operations or financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit agreement, dated October 31, 2006, as amended, along with Crawford & Company International, Inc., the lenders party thereto and SunTrust Bank, as issuing bank and administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes. Additionally, the Credit Agreement contains covenants requiring us to remain in compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. The covenants become more restrictive in the future and, if we do not maintain compliance with the covenant requirements, we will be in default under the Credit Agreement. In such an event, the lenders under the Credit Agreement would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Agreement or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with the increasingly restrictive nature thereof. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition.

The Broadspire segment currently operates on multiple claims software platforms. We are in the process of consolidating the multiple claims platforms into RiskTech, our proprietary claims management system. While we expect to benefit from certain cost savings and other synergies from migrating to this proprietary platform, no assurances can be provided we will achieve any such benefits.

Our Broadspire segment currently utilizes multiple claims adjudication software platforms for collection of client data. Broadspire has begun the process of consolidating these platforms into RiskTech, our proprietary claims management system. The achievement of operational efficiencies, including reduced costs of maintaining multiple claims platforms, depends upon the successful integration of all claims platforms into RiskTech. Consolidation of the claims platforms is anticipated to continue through 2012; however, the Company cannot guarantee that it will complete the scheduled integration on time, or that, once completed, the integrated platform will provide the expected benefits. Failure to achieve targeted integration goals or the scheduled timeline may adversely affect our results of operations.

We may not be able to identify new revenue sources not directly tied to the insurance underwriting cycle and therefore may remain subject to underwriting cycle market risk.

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

We are subject to this insurance underwriting market risk and try to mitigate this risk through the development and marketing of services that are not affected by the insurance underwriting cycle, such as those related to class action and warranty services. However, there can be no assurance that our mitigation efforts will be effective with respect to eliminating or reducing underwriting market risk. To the extent we cannot effectively minimize the risk through diversification, our financial condition and results of operations could be materially adversely impacted in future hard market cycles.

We may not be able to develop or acquire necessary I.T. resources to support and grow our business. Our failure to do this could materially adversely affect our business, results of operations and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These I.T. resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these I.T. resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop, acquire replacement resources or identify new technology resources necessary to support and grow our business. Any failure to do so, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations and financial condition.

A significant portion of our businesses are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could negatively affect those operations or our business as a whole.

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

International operations also subject us to numerous additional laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). The FCPA prohibits giving anything of value intended to influence government officials. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varying scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than us in terms of annual revenues and total assets, and may be more able to devote significant resources to advertising, marketing and price competition. In addition, we also compete with a great number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are generally lower than ours, or may, in certain markets, have local knowledge that provides them with a competitive advantage. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with us. We have also encountered increased pricing pressures from both our clients and competitors, and we expect this trend to continue. In the event we are not able to successfully compete in the markets in which we operate, we could experience an adverse effect on our results of operations, cash flows or financial position.

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

If we do not protect our proprietary information and technology resources and prevent third parties from making unauthorized use of our proprietary information, intellectual property, and technology, our financial results could be harmed.

We rely on a combination of trademark, trade name, copyright and trade secret laws to protect our proprietary information, intellectual property, and technology. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of our processes, products or materials, or otherwise obtain and use our proprietary information without authorization. Third parties may also develop similar or superior technology independently, including by designing around any of our proprietary technology. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our intellectual property in those countries. Any legal action that we may bring to protect intellectual property and proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of our intellectual property or proprietary information could materially adversely affect our financial condition and results of operations.

We are, and may become, party to lawsuits or other claims that could adversely impact our business.

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

The Company's International Operations and Legal Administration segments derive a significant portion of their revenue from single customers. The loss of either or both of these customers would likely result in lower revenues and operating earnings for the impacted segments.

For the year ended December 31, 2010, our International Operations segment derived in excess of 10% of its revenue from a single customer. The services provided to this customer vary on a country-by-country basis, and are covered by the terms of various contractual arrangements. Should this customer elect to cease its business relationship with us entirely, such event would likely result in lower revenues and operating earnings of the International Operations segment. The Legal Settlement Administration segment derived in excess of 10% of its revenue in 2010 from a single customer for a special project. We expect that our work on this special project in 2011 will be much less than in 2010 and as a result, the revenue and operating earnings of the Legal Settlement Administration segment are expected to be significantly less than the 2010 revenue and operating earnings.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2010, the Company owned a building in Tucker, Georgia where part of its information technology facility is located. It also owned an office in Kitchener, Ontario and an additional office location in Stockport, England, both of which are utilized by the Company’s International Operations segment. As of December 31, 2010, the Company leased over 400 other office locations under various leases with varying terms. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have, in the past, brought actions for indemnification on the basis of alleged negligence on the part of the Company, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is responsible for the deductibles and self-insured retentions under its various insurance coverages. In the opinion of the Company, adequate reserves have been provided for such risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange (NYSE) under the symbols “CRDA” and “CRDB,” respectively. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRDA and CRDB, as reported on the New York Stock Exchange:

2010	First	Second	Third	Fourth
CRDA — High	$3.34	$3.30	$2.55	$2.68
CRDA — Low	$2.47	$2.43	$1.95	$2.03
CRDB — High	$4.45	$4.71	$3.41	$3.70
CRDB — Low	$3.10	$3.16	$2.37	$2.38

2009	First	Second	Third	Fourth
CRDA — High	$10.17	$4.74	$4.02	$4.60
CRDA — Low	$3.39	$3.15	$3.08	$2.48
CRDB — High	$15.75	$7.46	$5.16	$6.00
CRDB — Low	$5.85	$3.95	$4.15	$3.50

On February 1, 2011, the Board of Directors declared a quarterly dividend of $0.02 per share on CRDA and $0.02 per share on CRDB payable on March 22, 2011 to shareholders of record as of the close of business on March 7, 2011. Crawford had suspended dividend payments in late 2006 due to our levels of indebtedness, cash required to fund operations and financial restrictions under our Credit Agreement. Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, future levels of cash generated by our operating activities, and restrictions related to the covenants contained in our Credit Agreement. The covenants in our Credit Agreement limit dividend payments to shareholders. See Note 4, “Short-Term and Long-Term Debt, Including Capital Leases” to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

During 2010 and 2009, we did not repurchase any shares of CRDA or CRDB under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of December 31, 2010, we have the availability to purchase up to 705,863 additional shares under the program. We believe it is unlikely that we will repurchase shares under this program in the foreseeable future due to, among other things, the underfunded status of our defined benefit pension plans and the covenants and related restrictions contained in our Credit Agreement.

The number of record holders of the Company’s stock as of December 31, 2010: CRDA — 2,991 and CRDB — 575.

There were no purchases of common stock of the Company made during the three months ended December 31, 2010 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For the Years Ended December 31,	2010	2009	2008	2007	2006(2)
	(In thousands, except per share amounts)
Revenues before Reimbursements	$1,030,417	$969,868	$1,048,582	$975,143	$819,522
Reimbursements	80,384	78,334	87,334	76,135	80,858
Total Revenues	1,110,801	1,048,202	1,135,916	1,051,278	900,380
Total Cost of Services	839,247	792,325	854,427	809,375	719,032
U.S. Property & Casualty Operating Earnings(1)	11,512	18,727	22,614	7,621	18,176
International Operating Earnings(1)	34,894	33,786	39,517	24,895	14,206
Broadspire Operating (Loss) Earnings(1)	(11,712)	(1,602)	3,526	3,141	(21,603)
Legal Settlement Administration Operating Earnings(1)	47,661	13,130	10,814	10,727	21,055
Unallocated Corporate and Shared Costs	(6,671)	(10,714)	(6,728)	(8,919)	116
Net Corporate Interest Expense	(15,002)	(14,166)	(17,622)	(17,326)	(5,753)
Stock Option Expense	(761)	(914)	(861)	(1,191)	(1,220)
Amortization of Customer-Relationship Intangible Assets	(5,995)	(5,994)	(6,025)	(6,025)	(1,124)
Other (Expenses) and Gains, Net	(4,650)	(4,059)	(788)	8,824	(27)
Goodwill and Intangible Asset Impairment Charges, Net	(10,788)	(140,945)	—	—	—
Income Taxes	(9,712)	(2,618)	(11,564)	(5,396)	(9,060)
Net Income Attributable to Noncontrolling Interests	(448)	(314)	(624)	(235)	245
Net Income (Loss) Attributable to Crawford & Company	$28,328	$(115,683)	$32,259	$16,116	$15,011
Earnings (Loss) Per Share:
Basic	$0.54	$(2.23)	$0.63	$0.32	$0.30
Diluted	$0.53	$(2.23)	$0.62	$0.32	$0.30
Current Assets	$379,405	$325,715	$348,357	$382,752	$382,143
Total Assets	$820,674	$742,905	$895,248	$902,782	$892,988
Current Liabilities	$296,841	$258,998	$288,996	$309,484	$282,833
Long-Term Debt, Less Current Installments	$220,437	$173,061	$181,206	$183,449	$199,044
Total Debt	$223,328	$181,282	$196,856	$215,313	$229,460
Shareholders’ Investment Attributable to Crawford & Company Shareholders	$89,516	$56,682	$175,551	$254,215	$211,151
Total Capital	$312,844	$237,964	$372,407	$469,528	$440,611
Current Ratio	1.3:1	1.3:1	1.2:1	1.2:1	1.4:1
Total Debt-to-Total Capital	71.4%	76.2%	52.9%	45.9%	52.1%
Return on Average Shareholders’ Investment	38.8%	(99.6)%	15.0%	6.9%	7.7%
Cash Provided by Operating Activities	$26,167	$51,664	$71,585	$23,428	$52,717
Cash Used in Investing Activities	$(42,531)	$(31,169)	$(28,036)	$(19,087)	$(174,606)
Cash Provided By (Used in) Financing Activities	$39,520	$(26,555)	$(12,830)	$(17,333)	$135,786
Shareholders’ Equity Per Diluted Share	$1.68	$1.09	$3.35	$5.02	$4.25
Cash Dividends Per Share:
Class A and Class B Common Stock	$—	$—	$—	$—	$0.18
Weighted-Average Shares and Share-Equivalents:
Basic	52,664	51,830	50,958	50,532	49,483
Diluted	53,234	51,830	52,342	50,659	49,636
______________________

(1)
This is a segment financial measure representing earnings (loss) before net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, other gains and expense, and income taxes.

(2)	On October 31, 2006, the Company acquired Broadspire Management Services, Inc. ("BMSI").

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this report. As described in Note 1, “Significant Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, the financial statements of our subsidiaries comprising our International Operations segment, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. The Company's shares are traded on the NYSE under the symbols CRDA and CRDB.

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. U.S. Property & Casualty serves the U.S. property and casualty insurance company market. International Operations serves the property and casualty insurance company markets outside of the U.S. Broadspire primarily serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.

Insurance companies, which represent the major source of our global revenues, customarily manage their own claims administration function, but often rely on third parties for certain services which we provide, primarily field investigation and the evaluation of property and casualty insurance claims. We also conduct inspections of building component products related to warranty and product performance claims.

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

In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during a soft market, insurance companies usually concentrate on growing their premium base by increasing the number of policies in-force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us, provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claim volumes may not increase.

A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. During 2010, the insurance industry underwriting cycle could be characterized as a “soft” market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current “soft” market may have on us in the future.

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

Results of Operations

Executive Summary

Net income attributable to Crawford & Company was $28.3 million in 2010, compared to a net loss of $(115.7) million in 2009 and net income of $32.3 million in 2008. The net income (loss) included goodwill and intangible asset impairment charges of $10.8 million in 2010 and $140.9 million in 2009. Consolidated net income for 2010 also included restructuring and other costs of $4.7 million, or approximately $2.9 million after tax, consisting of $2.0 million in severance costs for administrative staff reductions and $2.7 million related to the sublease of a Broadspire facility in Plantation, Florida. In 2009, we incurred a loss on the partial sublease of the Broadspire facility in Plantation, Florida and other restructuring costs totaling $4.1 million, or approximately $2.6 million after income tax. The 2009 net loss was reduced by certain foreign tax benefits totaling $5.7 million as a result of an internal restructuring of certain of the Company’s international operations. Operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) and the related operating margin increased substantially for Legal Settlement Administration in 2010 compared to 2009, with a slight improvement in operating earnings for our International segment, but both measures declined for our U.S. Property & Casualty and Broadspire segments.

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

Compared to 2009, our consolidated revenues before reimbursements (“revenues”) were higher in 2010 due primarily to the Legal Settlement Administration segment's engagement in the Gulf Coast Claims Facility ("GCCF") special project. International Operations segment revenues increased due primarily to the net positive impact of changes in currency exchange rates and to weather-related claim surges in our Asia-Pacific operating region. U.S. Property & Casualty segment revenues were lower in 2010 due primarily to an overall industry-wide softness in domestic property and casualty claims. Broadspire segment revenues decreased in 2010, primarily due to the reduced number of workers’ compensation claims as a result of lower U.S. employment levels and the impact of a previously-announced 2009 non-renewal of a major contract within the segment.

Selling, general and administrative ("SG&A") expenses were 3.3% lower in 2010 than in 2009 and 4.2% lower in 2009 than in 2008, due primarily to lower expenses associated with our professional indemnity self-insured risks and lower expenses resulting from the termination in 2009 of a computer systems hosting contract.

Operating Earnings (Loss) of our Operating Segments

We believe that a discussion and analysis of the operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 12, “Segment and Geographic Information," to the accompanying audited consolidated financial statements contained in Item 8 in this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from operating earnings.

Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by senior management. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

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

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in our consolidated results of operations. In some of the segment discussion and analysis that follows, we do not believe it is informative to include the GAAP-required gross up of our segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or loss. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.

Segment Expenses

Our discussion and analysis of segment operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable operating expense. “Expenses Other Than Reimbursements, Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs. These costs are more fixed in nature as compared to direct compensation and fringe benefits. Expense amounts in the following discussion and analysis exclude out-of-pocket expenses.

Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior periods are adjusted to reflect the current allocation process.

Operating results for our U.S. Property & Casualty, International Operations, Broadspire, and Legal Settlement Administration segments reconciled to pretax income (loss) and net income (loss) attributable to Crawford & Company, were as follows:

				% Change From Prior Year
Year Ended December 31,	2010	2009	2008	2010	2009
	(In thousands)
Revenues Before Reimbursements:
U.S. Property & Casualty	$190,029	$207,450	$217,753	(8.4)%	(4.7)%
International Operations	430,709	391,749	444,056	9.9%	(11.8)%
Broadspire	245,496	288,650	311,841	(15.0)%	(7.4)%
Legal Settlement Administration	164,183	82,019	74,932	100.2%	9.5%
Total, before reimbursements	1,030,417	969,868	1,048,582	6.2%	(7.5)%
Reimbursements	80,384	78,334	87,334	2.6%	(10.3)%
Total Revenues	$1,110,801	$1,048,202	$1,135,916	6.0%	(7.7)%
Direct Compensation & Fringe Benefits:
U.S. Property & Casualty	$117,269	$126,483	$134,488	(7.3)%	(6.0)%
% of related revenues before reimbursements	61.7%	61.0%	61.8%
International Operations	287,045	267,514	298,277	7.3%	(10.3)%
% of related revenues before reimbursements	66.6%	68.3%	67.2%
Broadspire	145,685	161,786	175,412	(10.0)%	(7.8)%
% of related revenues before reimbursements	59.3%	56.0%	56.3%
Legal Settlement Administration	54,596	35,859	35,359	52.3%	1.4%
% of related revenues before reimbursements	33.3%	43.7%	47.2%
Total	$604,595	$591,642	$643,536	2.2%	(8.1)%
% of Revenues before reimbursements	58.7%	61.0%	61.4%
Expenses Other than Direct Compensation & Fringe
Benefits:
U.S. Property & Casualty	$61,248	$62,240	$60,651	(1.6)%	2.6%
% of related revenues before reimbursements	32.2%	30.0%	27.9%
International Operations	108,770	90,449	106,262	20.3%	(14.9)%
% of related revenues before reimbursements	25.3%	23.1%	23.9%
Broadspire	111,523	128,466	132,903	(13.2)%	(3.3)%
% of related revenues before reimbursements	45.5%	44.6%	42.6%
Legal Settlement Administration	61,926	33,030	28,759	87.5%	14.9%
% of related revenues before reimbursements	37.7%	40.3%	38.4%
Total, before reimbursements	343,467	314,185	328,575	9.3%	(4.4)%
% of Revenues before reimbursements	33.3%	32.4%	31.3%
Reimbursements	80,384	78,334	87,334	2.6%	(10.3)%
Total	$423,851	$392,519	$415,909	8.0%	(5.6)%
% of Revenues	38.2%	37.4%	36.6%
Segment Operating Earnings (Loss):
U.S. Property & Casualty	$11,512	$18,727	$22,614	(38.5)%	(17.2)%
% of related revenues before reimbursements	6.1%	9.0%	10.4%
International Operations	34,894	33,786	39,517	3.3%	(14.5)%
% of related revenues before reimbursements	8.1%	8.6%	8.9%
Broadspire	(11,712)	(1,602)	3,526	(631.1)%	(145.4)%
% of related revenues before reimbursements	(4.8)%	(0.6)%	1.1%
Legal Settlement Administration	47,661	13,130	10,814	263.0%	21.4%
% of related revenues before reimbursements	29.0%	16.0%	14.4%
Deduct:
Unallocated corporate and shared costs	(6,671)	(10,714)	(6,728)	(37.7)%	59.2%
Goodwill and intangible asset impairment charges	(10,788)	(140,945)	—	nm	nm
Net corporate interest expense	(15,002)	(14,166)	(17,622)	5.9%	(19.6)%
Stock option expense	(761)	(914)	(861)	(16.7)%	6.2%
Amortization of customer-relationship intangibles	(5,995)	(5,994)	(6,025)	0.0%	(0.5)%
Other gains and expenses, net	(4,650)	(4,059)	(788)	14.6%	415.1%
Pretax income (loss)	38,488	(112,751)	44,447	134.1%	(353.7)%
Income taxes	(9,712)	(2,618)	(11,564)	271.0%	(77.4)%
Net Income (Loss)	28,776	(115,369)	32,883	124.9%	(450.8)%
Less: Net income attributable to noncontrolling interests	448	314	624	42.7%	(49.7)%
Net Income (Loss) Attributable to Crawford & Company	$28,328	$(115,683)	$32,259	124.5%	(458.6)%
_________________
nm = not meaningful

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

U.S. PROPERTY & CASUALTY SEGMENT

Operating Earnings

Operating earnings for our U.S. Property & Casualty segment decreased from $18.7 million in 2009 to $11.5 million in 2010, representing an operating margin of 6.1% in 2010 compared to 9.0% in 2009. The decrease in 2010 was primarily due to a decrease in revenues as discussed below.

Revenues before Reimbursements

U.S. Property & Casualty revenues are primarily generated from the domestic property and casualty insurance company markets, with additional revenues generated from the warranties and inspections marketplace and from our Contractor Connection direct repair network. U.S. Property & Casualty revenues before reimbursements by major service line were as follows:

	2010	2009	Variance
	(In thousands)
Claims Field Operations	$124,346	$140,022	(11.2)%
Contractor Connection	20,174	16,329	23.5%
Technical Services	30,172	28,992	4.1%
Catastrophe Services	15,337	22,107	(30.6)%
Total U.S. Property & Casualty Revenues before Reimbursements	$190,029	$207,450	(8.4)%

U.S. Property & Casualty revenues before reimbursements decreased 8.4% to $190.0 million in 2010 compared to $207.5 million in 2009. The 8.4% revenue decline from 2009 to 2010 was due to a 1.6% decrease from changes in the mix of services provided and in the rates charged for those services, and a 6.8% decrease in segment unit volume, measured principally by cases received. The decrease in segment unit volume was due primarily to a decrease in Claims Field Operations driven by reduced property, casualty, vehicle and warranty services claims in 2010, and declines in Catastrophe Services resulting from an overall decrease in weather-related events in 2010. These reductions were partially offset by increases in revenues from our direct repair network, Contractor Connection, and from technical services, which primarily handles major commercial losses. The increase in technical services revenues despite the decline in cases received, as discussed below, is due to increased severity and difficulty in the mix of cases received, resulting in increased revenues.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty operations were $10.5 million in 2010, increasing from $10.0 million in 2009. The increase in 2010 was due primarily to increases in catastrophe adjusters' billable expenses.

Case Volume Analysis

U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for 2010 and 2009 were as follows:

	2010	2009	Variance
Property	98,749	117,407	(15.9)%
Casualty	59,533	67,182	(11.4)%
Vehicle	48,844	56,988	(14.3)%
Warranty Services	10,956	32,697	(66.5)%
Workers’ Compensation and Other	17,055	16,635	2.5%
Total Claims Field Operations	235,137	290,909	(19.2)%
Contractor Connection	159,585	125,839	26.8%
Technical Services	6,982	8,250	(15.4)%
Catastrophe Services	18,813	26,339	(28.6)%
Total U.S. Property & Casualty Cases Received	420,517	451,337	(6.8)%

The 2010 decrease in property and casualty claims was due primarily to lower industry-wide claims volumes, which have resulted in fewer claims referred to us from our clients. The 2010 decline in vehicle claims was due primarily to general economic conditions which we believe have resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce third-party adjuster involvement in handling vehicle-related claims. We expect the trend of reduced third-party adjuster involvement in vehicle claims to continue. The 2010 decrease in warranty services claims resulted from the expiration of several long-running class action contracts. This trend is expected to continue as we are not aware of any large new class action warranty claims that will replace the expiring contracts. The slight increase in 2010 workers’ compensation and other claims was due primarily to increased referrals for outside investigations from insurance carriers and internal referrals from our Broadspire segment. The 2010 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. The 2010 decreases in technical services and catastrophe services claims were due primarily to decreases in weather-related claims. As discussed in more detail elsewhere herein, we cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.

Direct Compensation and Fringe Benefits

U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 61.7% in 2010 compared to 61.0% in 2009. This increase in 2010 was due primarily to a reduction in revenues as expenses declined 7.3%. There was an average of 1,427 full-time equivalent employees ("FTEs") (including 68 catastrophe adjusters) in 2010 compared to an average of 1,619 (including 90 catastrophe adjusters) in 2009.

U.S. Property & Casualty salaries and wages decreased 7.9%, to $98.2 million in 2010 from $106.6 million in 2009. The decrease in 2010 compared to 2009 was due primarily to the reduction in FTEs and lower incentive compensation expense. Incentive compensation is variable and is primarily tied to growth in revenues and operating earnings and to reductions in a days-sales-outstanding ("DSO") measure for accounts receivable. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $19.1 million in 2010, decreasing 4.0% from 2009 expenses of $19.9 million. The decrease in 2010 compared to 2009 was due primarily to the reduction in salaries and wages, partially offset by higher defined contribution retirement plan expense.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits declined 1.6%, from $62.2 million in 2009 to $61.2 million in 2010, primarily due to cost reductions as a result of the decline in revenue in 2010. However, since these expenses tend to be more fixed in nature, they increased as a percent of U.S. Property & Casualty revenues before reimbursements to 32.2% in 2010 from 30.0% in 2009, primarily due to lower revenues in 2010.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

International Operations’ operating earnings increased to $34.9 million in 2010, an increase of 3.3% from 2009 operating earnings of $33.8 million for the reasons described below. The operating margin declined from 8.6% in 2009 to 8.1% in 2010.

Revenues before Reimbursements

Substantially all International Operations segment revenues are earned from property and casualty insurance company markets outside of the U.S. International Operations revenues before reimbursements by major region were as follows:

	2010	2009	Variance
	(In thousands)
U.K.	$134,072	$125,921	6.5%
Canada	130,824	121,370	7.8%
Continental Europe, Middle East, Africa (“CEMEA”)	86,811	81,535	6.5%
Asia/Pacific	64,599	51,362	25.8%
Americas	14,403	11,561	24.6%
Total International Operations Revenues before Reimbursements	$430,709	$391,749	9.9%

Revenues before reimbursements from our International Operations segment totaled $430.7 million in 2010, a 9.9% increase from $391.7 million in 2009. This 2010 revenue increase was due to the net positive impact of changes in currency exchange rates and case volumes, partially offset by changes in the mix of services provided and in the rates charged for those services. Compared to 2009, the U.S. dollar was weaker in 2010 against most major foreign currencies, resulting in a positive impact from exchange rate movements of $24.9 million on this segment’s revenues from 2009 to 2010. The improvement in Canada's revenue from 2009 to 2010 is entirely due to a positive impact from exchange rate movements. Excluding the positive impact of exchange rate fluctuations, International Operations revenues would have been $405.8 million in 2010, reflecting growth in revenues on a constant dollar basis of 3.6%.

International Operations unit volume, measured by cases received, increased 8.6% in 2010 compared to 2009. This increase primarily reflected increased case referrals during 2010 in all regions except Canada, as discussed below. Average revenue per claim decreased 5.0% from changes in the mix of services provided and in the rates charged for those services. The net increase in 2010 of high-frequency, low-severity claims, primarily in the U.K., CEMEA, and the Americas lowered the average revenue per claim in 2010, as discussed below.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our International Operations segment decreased to $27.8 million in 2010 from $31.0 million in 2009. This decrease in 2010 was due primarily to reduced out-of-pocket reimbursable expenses related to Canadian service agreements.

Case Volume Analysis

International Operations unit volumes by region for 2010 and 2009 were as follows:

	2010	2009	Variance
U.K.	171,067	139,933	22.2%
Canada	117,216	137,719	(14.9)%
CEMEA	144,501	120,620	19.8%
Asia/Pacific	109,310	101,029	8.2%
Americas	72,665	66,943	8.5%
Total International Operations Cases Received	614,759	566,244	8.6%

Overall, claims volume increased in each region except Canada. The 2010 increase in the U.K. was due primarily to an increase in weather-related activity. The decrease in Canada was due primarily to a sharp reduction in weather-related activity in the first half of 2010. The increase in CEMEA resulted primarily from growth in our high-frequency, low-severity claims management business in Belgium, Germany and Scandinavia. The increase in Asia/Pacific was due to weather-related activity in Australia. The increase in the Americas was due primarily to an increase in high frequency, low severity claims in Brazil. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, decreased to 66.6% in 2010 from 68.3% in 2009. The percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased in 2010 by $19.5 million, primarily due to the weaker U.S. dollar in 2010 compared to 2009. There was an average of 4,247 International Operations FTEs in 2010, down slightly from 4,266 in 2009.

Salaries and wages of International Operations segment personnel increased 6.8% to $239.3 million  in 2010 compared to $224.1 million in 2009, decreasing as a percent of revenues before reimbursements from 57.2% in 2009 to 55.6% in 2010. Payroll taxes and fringe benefits increased 10.1% to $47.8 million in 2010 compared to $43.4 million in 2009. These increases were primarily related to a weaker U.S. dollar during 2010.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of segment revenues before reimbursements from 23.1% in 2009 to 25.3% in 2010 and the dollar amount of these expenses increased by $18.3 million. The increase in 2010 was due primarily to the weaker U.S. dollar, the increased use of outsourced services to assist in servicing the increased volume of activity and $1.3 million of foreign exchange gains recognized in 2009.

BROADSPIRE SEGMENT

As disclosed in Note 3, “Goodwill and Intangible Assets,” to the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we recorded goodwill and intangible asset impairment charges related to our Broadspire segment totaling $10.8 million in 2010 and $140.9 million in 2009. These impairment charges have been excluded from Broadspire’s segment operating loss and are not included in the following discussion and analysis of Broadspire’s segment operating results.

Operating Loss

Our Broadspire segment recorded an operating loss of $(11.7) million, or (4.8)% of segment revenues before reimbursements in 2010 compared to an operating loss of $(1.6) million, or (0.6)% of segment revenues before reimbursements in 2009. Broadspire’s 2010 operating results were negatively impacted by declining workers' compensation case volumes, the weakened labor market in the U.S., the loss of a major customer at the end of 2009, and a $1.3 million charge resulting from the bankruptcy of a major customer in 2010.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management services, medical management for workers’ compensation, including vocational rehabilitation, and risk management information services provided to the U.S. self-insured or commercially insured marketplace. Broadspire revenues before reimbursements by major service line were as follows:

	2010	2009	Variance
	(In thousands)
Claim Management Services	$108,316	$127,923	(15.3)%
Medical Management Services	118,378	142,296	(16.8)%
Risk Management Information Services	18,802	18,431	2.0%
Total Broadspire Revenues before Reimbursements	$245,496	$288,650	(15.0)%

Broadspire segment revenues before reimbursements decreased 15.0% to $245.5 million in 2010 compared to $288.7 million in 2009. Unit volumes for the Broadspire segment, measured principally by cases received, increased 0.9% from 2009 to 2010. Offsetting the small increase in unit volumes was a 15.9% decrease from changes in the mix of services provided and in the rates charged for those services. The increase during 2010 of lower severity casualty claims reduced our average fee per claim during 2010. The net result of these factors was a 15.0% decrease in Broadspire segment revenues before reimbursements from 2009 to 2010.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $3.3 million in 2010, decreasing from $5.2 million in 2009. This decrease was primarily attributable to the declines in revenues before reimbursements.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2010 and 2009 were as follows:

	2010	2009	Variance
Workers’ Compensation	133,079	142,249	(6.4)%
Casualty	73,202	63,767	14.8%
Other	18,194	16,455	10.6%
Total Broadspire Cases Received	224,475	222,471	0.9%

The 2010 decline in workers' compensation claims reflected a continuing decline in reported workplace injuries in the U.S. primarily as a result of the continued overall lower level of employment due to the current economic climate, as well as the loss of a significant client discussed below. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. The significant increase in casualty claims in 2010 over 2009 is due to services provided in connection with a special project for one of our customers. While this project has continued into 2011, the extent to which our services related to this project will be needed in 2011 is currently uncertain. The 2010 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.

During December 2010, we were notified by a major client of our Broadspire segment that the client was in bankruptcy and would terminate its relationship with us during the first quarter of 2011. For 2010, revenues related to this client totaled approximately $9.7 million. In 2009, we were notified by a major client that the client would not renew its existing contract with us effective on the scheduled expiration of that contract in December 2009. Revenues related to this client in 2009 were $21.1 million.

Direct Compensation and Fringe Benefits

Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased to 59.3% in 2010, compared to 56.0% in 2009. This percentage increase primarily resulted from lower revenues as the actual amount of these expenses were 10.0% lower compared to 2009 as FTEs were reduced in an effort to control costs. Average FTEs totaled 1,977 in 2010, down from 2,243 in 2009.

Broadspire segment salaries and wages decreased 10.4%, to $120.9 million in 2010 from $135.0 million in 2009, reflecting the decline in FTEs in 2010. Payroll taxes and fringe benefits for our Broadspire segment totaled $24.8 million in 2010, decreasing 7.5% from 2009 expenses of $26.8 million, corresponding to the salaries and wages decreases, but partially offset by increased defined contribution retirement plan expense.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of segment revenues before reimbursements to 45.5% in 2010 from 44.6% in 2009. This percentage increase was primarily due to lower revenue, as total 2010 expenses were reduced 13.2% year-over-year. The reduction in 2010 expense was due primarily to lower office operating expenses in 2010 and the implementation of the RiskTech software, which allowed us to terminate an outsource arrangement with an information technology service provider.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2010 operating earnings of $47.7 million, increasing 263.0% from $13.1 million in 2009 with the related operating margin increasing from 16.0% in 2009 to 29.0% in 2010 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and Chapter 11 bankruptcy administration, primarily in the U.S.

Legal Settlement Administration revenues before reimbursements more than doubled to $164.2 million in 2010, compared to $82.0 million in 2009. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of securities class action and bankruptcy settlements. The growth in Legal Settlement Administration revenues is due primarily to the GCCF special project. Although we expect to continue to earn revenue from the GCCF special project in 2011, we expect the revenue and operating earnings from the project to be significantly less than they were in 2010.

At December 31, 2010, we had an estimated backlog of awarded projects totaling approximately $90.0 million, compared to approximately $55.0 million at December 31, 2009. Of the $90.0 million backlog at December 31, 2010, an estimated $75.0 million is expected to be included in revenues within the next twelve months.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $38.8 million in 2010, increasing from $32.1 million in 2009. The increase in 2010 was due primarily to the overall increase in activity in 2010, which required a significant amount of out-of-pocket reimbursable expenses. The nature and volume of work performed in our Legal Settlement Administration segment typically requires more incurred and reimbursable out-of-pocket expenditures than our other operating segments.

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

Direct Compensation and Fringe Benefits

Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, decreased to 33.3% in 2010, compared to 43.7% in 2009. The 2010 percentage decrease was primarily due to operating efficiencies achieved as a result of the increase in revenues. The increase in the 2010 dollar amount of these expenses was due primarily to higher incentive compensation expense and the increased number of FTEs in 2010. There was an average of 390 FTEs in 2010, compared to an average of 347 in 2009.
Legal Settlement Administration salaries and wages, including incentive compensation, increased 56.9% to $49.1 million in 2010 from $31.3 million in 2009. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $5.5 million in 2010, increasing 19.6% from 2009 costs of $4.6 million. This 2010 increase was primarily the result of increased payroll taxes and defined contribution plan contributions resulting from the higher incentive compensation expense and the increase in the number of FTEs in 2010 due to the special project.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related segment revenues before reimbursements to 37.7% in 2010 from 40.3% in 2009. The 2010 decrease was primarily due to operating efficiencies achieved as a result of the increase in revenues.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

U.S. PROPERTY & CASUALTY SEGMENT

Operating Earnings

Operating earnings for our U.S. Property & Casualty segment decreased from $22.6 million in 2008 to $18.7 million in 2009, representing an operating margin of 9.0% in 2009 compared to 10.4% in 2008. The decrease in 2009 was primarily due to a decrease in revenues as discussed below.

Revenues before Reimbursements

U.S. Property & Casualty revenues before reimbursements by major service line were as follows:

	2009	2008	Variance
	(In thousands)
Claims Field Operations	$140,022	$154,601	(9.4)%
Contractor Connection	16,329	11,799	38.4%
Technical Services	28,992	28,429	2.0%
Catastrophe Services	22,107	22,924	(3.6)%
Total U.S. Property & Casualty Revenues before Reimbursements	$207,450	$217,753	(4.7)%

U.S. Property & Casualty revenues before reimbursements decreased 4.7% to $207.5 million in 2009 compared to $217.8 million in 2008. This 2009 decrease was due primarily to a decrease in claims field operations driven by reduced property, vehicle and warranty services claims, partially offset by increases in revenues in our direct repair network, Contractor Connection, and in technical services, which primarily handles major commercial losses.

U.S. Property & Casualty’s 4.7% revenue decline from 2008 to 2009 was due to a 2.7% decrease from changes in the mix of services provided and in the rates charged for those services, and a 2.0% decrease in segment unit volume, measured principally by cases received.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our U.S. Property & Casualty segment were $10.0 million in 2009, decreasing from $11.2 million in 2008. The decrease in 2009 was due primarily to a decline in claims field operations cases received.

Case Volume Analysis

U.S. Property & Casualty unit volumes by underlying case category, as measured by cases received, for 2009 and 2008 were as follows:

	2009	2008	Variance
Property	117,407	121,240	(3.2)%
Casualty	67,182	68,495	(1.9)%
Vehicle	56,988	76,807	(25.8)%
Warranty Services	32,697	57,987	(43.6)%
Workers’ Compensation and Other	16,635	17,244	(3.5)%
Total Claims Field Operations	290,909	341,773	(14.9)%
Contractor Connection	125,839	86,157	46.1%
Technical Services	8,250	8,048	2.5%
Catastrophe Services	26,339	24,499	7.5%
Total U.S. Property & Casualty Cases Received	451,337	460,477	(2.0)%

The 2009 decrease in property and casualty claims was due primarily to lower industry-wide claims volumes, which have resulted in fewer claims referred to us from our clients. The 2009 decline in vehicle claims was due primarily to general economic conditions which we believe resulted in fewer miles driven and thus fewer claims, and also due to decisions by certain insurance companies to reduce adjuster involvement in handling vehicle-related claims. The 2009 decrease in warranty services claims resulted from the expiration of several long-running class action contracts.The 2009 decrease in workers’ compensation claims was due primarily to decreased referrals for outside investigations from insurance carriers and internal referrals from our Broadspire segment. The 2009 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks. The 2009 increase in technical services claims was due primarily to our continued expansion in this market by increasing the number of executive general adjusters that we employ and due to the resulting increase in market share. The 2009 increase in catastrophe services claims was due primarily to severe weather earlier in the year.

Direct Compensation and Fringe Benefits

U.S. Property & Casualty direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 61.0% in 2009 compared to 61.8% in 2008. This decrease in 2009 was due primarily to a reduction in FTEs and lower incentive compensation expense. There was an average of 1,619 FTEs (including 90 catastrophe adjusters) in 2009 compared to an average of 1,688 (including 132 catastrophe adjusters) in 2008. During the 2008 fourth quarter, we deployed over 300 catastrophe adjusters to the Gulf Coast region of the U.S. in response to hurricanes Dolly, Gustav and Ike.

U.S. Property & Casualty salaries and wages decreased 4.8%, to $106.6 million in 2009 from $112.0 million in 2008. The decrease in 2009 compared to 2008 was due primarily to the reduction in FTEs. Payroll taxes and fringe benefits for U.S. Property & Casualty totaled $19.9 million in 2009, decreasing 11.6% from 2008 expenses of $22.5 million. The decrease in 2009 compared to 2008 was due primarily to the reduction in FTEs, lower incentive compensation expense, and temporary reductions in planned contributions to defined contribution retirement plans.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

U.S. Property & Casualty expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of U.S. Property & Casualty revenues before reimbursements to 30.0% in 2009 from 27.9% in 2008. The increase in 2009 was primarily due to lower revenues in 2009 as these expenses tend to be more fixed in nature. In addition, the segment’s bad debt expense was $1.8 million lower in 2008 compared to 2009. In 2008, the segment collected a previously charged-off account receivable and also introduced an incentive compensation plan that included a focus on reducing outstanding accounts receivable balances.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

International Operations’ operating earnings decreased to $33.8 million in 2009, a decrease of 14.5% from 2008 operating earnings of $39.5 million for the reasons described below. This decline resulted in a slight decline in the operating margin from 8.9% in 2008 to 8.6% in 2009.
Revenues before Reimbursements

International Operations revenues before reimbursements by major region were as follows:

	2009	2008	Variance
	(In thousands)
U.K.	$125,921	$165,167	(23.8)%
Canada	121,370	119,405	1.6%
CEMEA	81,535	93,610	(12.9)%
Asia/Pacific	51,362	52,339	(1.9)%
Americas	11,561	13,535	(14.6)%
Total International Operations Revenues before Reimbursements	$391,749	$444,056	(11.8)%

Revenues before reimbursements from our International Operations segment totaled $391.7 million in 2009, an 11.8% decrease from the $444.1 million in 2008. This 2009 revenue decrease was due to the net negative impact of changes in currency exchange rates, case volumes, and changes in the mix of services provided and in the rates charged for those services. Compared to 2008, the U.S. dollar was stronger in 2009 against most major foreign currencies, resulting in a negative impact from exchange rate movements of $62.5 million on this segment’s revenues from 2008 to 2009. Excluding the negative impact of exchange rate fluctuations, International Operations revenues would have been $454.2 million in 2009, reflecting growth in revenues on a constant dollar basis of 2.3%.

Excluding the disposition of a Netherlands subsidiary in 2008, International Operations unit volume, measured principally by cases received, declined 5.8% in 2009 compared to 2008. This decline primarily reflected decreased case referrals during 2009 in the U.K. and Canada, partially offset by increases in case referrals in other major regions of our International Operations segment, as discussed below. Average revenue per claim increased 9.6% from changes in the mix of services provided and in the rates charged for those services. A net decrease in 2009 of high-frequency, low-severity claims primarily in Canada raised the average revenue per claim in 2009, as discussed below. The disposition of the Netherlands subsidiary in 2008 decreased revenues by $6.6 million, or 1.5%, in 2009 compared to 2008.

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

Case Volume Analysis

Excluding the impact of the 2008 disposition of the Netherlands subsidiary, International Operations unit volumes by region for 2009 and 2008 were as follows:

	2009	2008	Variance
U.K.	139,933	162,380	(13.8)%
Canada	137,719	165,613	(16.8)%
CEMEA	120,620	117,493	2.7%
Asia/Pacific	101,029	95,490	5.8%
Americas	66,943	60,380	10.9%
Total International Operations Cases Received	566,244	601,356	(5.8)%

The 2009 decrease in the U.K. was due primarily to a reduction of storm-related claims in 2009. The 2009 decrease in Canada was due primarily to a reduction in weather-related activity. The 2009 increase in CEMEA was due primarily to an increase in high-frequency, low severity claims in Scandinavia and Belgium. The changes in Asia-Pacific volumes were primarily due to high frequency, low severity claims activity in China and an increase in weather-related activity in Australia. The increase in the Americas was due primarily to an increase in high frequency, low severity claims in Brazil.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense including related payroll taxes and fringe benefits increased slightly to 68.3% in 2009 from 67.2% in 2008. This percentage increase in 2009 was primarily due to higher costs related to our U.K. defined benefit retirement plans in 2009. The dollar amount of these expenses decreased in 2009 by $30.8 million, due primarily to a stronger U.S. dollar in 2009, offset partially by the higher costs in the U.K. for defined benefit retirement plans. There was an average of 4,266 International Operations FTEs in 2009, up slightly from 4,217 in 2008.

Salaries and wages of International Operations segment personnel decreased 12.0% to $224.1 million in 2009 compared to $254.7 million in 2008, decreasing as a percent of revenues before reimbursements from 57.4% in 2008 to 57.2% in 2009. The decrease in these expenses in 2009 was primarily related to the stronger U.S. dollar during 2009. Payroll taxes and fringe benefits decreased slightly to $43.4 million in 2009 compared to $43.6 million in 2008 as the increased U.K. defined benefit retirement plan expense substantially offset the impact of a stronger U.S. dollar.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of segment revenues before reimbursements from 23.9% in 2008 to 23.1% in 2009. This percentage decrease in 2009 was due primarily to increased operational efficiencies which allowed us to service additional revenue when measured on a constant-dollar basis without adding an equivalent amount of these costs which are generally more fixed in nature. The dollar amount of these expenses decreased in 2009 by $15.8 million due primarily to a stronger U.S. dollar in 2009.

BROADSPIRE SEGMENT

Operating (Loss) Earnings

Our Broadspire segment recorded an operating loss of $(1.6) million, or (0.6)% of segment revenues before reimbursements in 2009 compared to operating earnings of $3.5 million, or 1.1% of segment revenues before reimbursements in 2008. Declining case volumes in 2009 and the weakened labor market in the U.S. negatively impacted Broadspire’s operating results.

Revenues before Reimbursements

Broadspire revenues before reimbursements by major service line were as follows:

	2009	2008	Variance
	(In thousands)
Claim Management Services	$127,923	$144,941	(11.7)%
Medical Management Services	142,296	146,179	(2.7)%
Risk Management Information Services	18,431	20,721	(11.1)%
Total Broadspire Revenues before Reimbursements	$288,650	$311,841	(7.4)%

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

The 2009 declines in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the overall decline in employment due to the then-current economic climate. The 2009 declines in casualty claims were primarily due to reductions in claims from our then-existing clients as a result of the overall industry-wide reduction in claims volume, partially offset by net new business gains. The 2009 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs.

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

Broadspire segment salaries and wages decreased 6.8%, to $135.0 million in 2009 from $144.8 million in 2008, reflecting the decline in FTEs and lower incentive compensation expense in 2009. Payroll taxes and fringe benefits for our Broadspire segment totaled $26.8 million in 2009, decreasing 12.4% from 2008 expenses of $30.6 million, reflecting the temporary reduction in planned contributions to defined contribution retirement plans in 2009, as well as lower levels of salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of segment revenues before reimbursements to 44.6% in 2009 from 42.6% in 2008. This percentage increase was primarily due to lower revenue, even though total 2009 expenses were reduced year-over-year due primarily to lower office operating expenses in 2009 and the implementation of the RiskTech software, which allowed us to terminate an outsource arrangement with an information technology service provider.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2009 operating earnings of $13.1 million, increasing 21.4% from $10.8 million in 2008 with the related operating margin increasing from 14.4% in 2008 to 16.0% in 2009 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements increased 9.5% to $82.0 million in 2009, compared to $74.9 million in 2008. The growth in revenues is due primarily to an increase in bankruptcy assignments received as a result of the then-current economic conditions.

At December 31, 2009 we had an estimated backlog of awarded projects totaling approximately $55.0 million, compared to $41.9 million at December 31, 2008.

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

Legal Settlement Administration salaries and wages, including incentive compensation, increased 1.0% to $31.3 million in 2009 from $31.0 million in 2008. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $4.6 million in 2009, increasing 4.5% from 2008 costs of $4.4 million. This 2009 increase was primarily the result of the increase in the number of FTEs in 2009.

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

EXPENSES AND GAINS EXCLUDED FROM SEGMENT OPERATING EARNINGS

 Income Taxes

Income tax provisions totaled $9.7 million, $2.6 million, and $11.6 million for 2010, 2009, and 2008, respectively. Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which may be subject to differing tax rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Our effective tax rate, including discrete items and adjustments related to uncertain tax positions, for financial reporting purposes was 25.2%, (2.3)%, and 26.0% for 2010, 2009, and 2008, respectively. After adjusting for the $10.8 million and $140.3 million non-deductible goodwill charges in 2010 and 2009, respectively, our effective tax rate was 19.7% in 2010 and 9.7% in 2009. The 2010 rate reflects the continuing tax benefit from the 2009 restructuring. The lower rate in 2009 was due to a one-time $3.3 million income tax benefit for foreign tax credits and $2.4 million in ongoing reduced foreign taxes as a result of the completion of an internal restructuring of certain of our international operations in the second quarter of 2009. Based on our 2011 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2011 to be in the 29% to 31% range.

Our most significant deferred tax asset is related to the unfunded liability of our defined benefit pension plans. The tax deduction for defined benefit pension plans generally occurs upon the timing of funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans are met, the deferred tax asset should be realized. In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have recorded a $4.8 million valuation allowance on certain net operating loss carryforwards in our international operations and a $5.5 million valuation allowance on certain foreign tax credits in our domestic operations. Management believes that it is more likely than not that we will realize our net deferred tax assets based on our forecast of future taxable income. Future changes in the valuation allowance should not affect our liquidity or our compliance with any existing debt covenants.

Net Corporate Interest Expense

Net corporate interest expense is comprised of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash and investments. Interest expense is also impacted by our interest rate swap agreements. Corporate interest expense totaled $15.7 million, $15.2 million, and $19.6 million for 2010, 2009, and 2008, respectively. The increase in interest expense in 2010 compared to 2009 was due primarily to higher levels of outstanding borrowings in 2010. The decrease in interest expense from 2008 to 2009 was due primarily to lower interest rates and lower levels of outstanding borrowings in 2009. Corporate interest income totaled $681,000, $1.1 million, and $2.0 million in 2010, 2009, and 2008, respectively. Corporate interest income decreased in 2010 compared to 2009 and 2008 primarily due to the overall decline in interest rates during 2010 and lower levels of available cash balances for investing during 2010.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense of customer-relationship intangible assets arising from our 2006 acquisitions of BMSI and Specialty Liability Services, Ltd. Amortization expense associated with these intangible assets totaled $6.0 million in 2010, 2009, and 2008, respectively. This amortization is included in SG&A expenses in our Consolidated Statements of Operations.

Stock Option Expense

Stock option expense, a component of stock-based compensation expense, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Most of our stock options were granted prior to 2005. Stock option expense of $761,000, $914,000, and $861,000 was recognized during 2010, 2009, and 2008, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our four operating segments and included in the determination of segment operating earnings.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs primarily represent pension costs or credits related to our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to our four operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs were a net expense of $6.7 million, $10.7 million, and $6.7 million in 2010, 2009 and 2008, respectively. These costs decreased in 2010 compared to 2009 due primarily to a $3.5 million decrease in U.S. defined benefit pension plan expense. These costs increased in 2009 compared to 2008 due primarily to a $12.1 million increase in U.S. defined benefit pension plan expense, partially offset by lower self-insurance expenses and lower incentive compensation expense for our CEO. Unallocated corporate and shared costs in 2008 also included a loss of approximately $900,000 on the sublease of a portion of a Legal Settlement Administration segment facility.

Other Gains and Expenses

On October 27, 2010, the independent arbitrator arbitrating the Broadspire Accounting Arbitration issued a decision and determination in connection therewith, which is described more fully in Note 3, "Goodwill and Intangible Assets," to the accompanying audited consolidated financial statements. As a result of this determination, we made payments to Platinum Equity, LLC ("Platinum") totaling $13.5 million during 2010, representing additional purchase price consideration for the acquisition of BMSI. We have accrued an additional $1.3 million representing interest on a portion of the additional purchase price consideration which we expect to be required to pay at the conclusion of a separate arbitration proceeding with Platinum, which is also more fully described in Note 3, "Goodwill and Intangible Assets," to the accompanying audited consolidated financial statements. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, the Company recorded additional goodwill impairment charges of $14.8 million in 2010. All but the interest portion of the charge is nondeductible for tax purposes.

Also, during 2010, we recorded a $4.0 million reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010 as such amount was not material for prior year restatement.

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

Other gains and expenses in 2010 consisted of restructuring and other costs that totaled $4.7 million before income taxes. Included in these costs are $2.7 million for a loss incurred on a separate phase of the partial sublease of our Broadspire facility in Plantation, Florida, and $2.0 million for severance costs related to reductions in administrative staff in the U.S.

Other gains and expenses in 2009 consisted of restructuring and other costs that totaled $4.1 million before income taxes. Included in the restructuring and other costs are a $1.8 million loss on the partial sublease of our Broadspire facility in Plantation, Florida, $1.8 million in professional fees related to the internal realignment of certain of our legal entities in the U.S. and internationally in 2008 and 2009, and approximately $500,000 in severance expense in our International Operations segment. This realignment did not impact the composition of our segments for financial reporting purposes.

Other gains and expenses in 2008 consisted of $3.3 million of pretax restructuring charges partially offset by a $2.5 million non-taxable gain on the sale of the Netherlands subsidiary. The $3.3 million restructuring charges consisted of $1.8 million for severance and other costs in our International Operations segment, $300,000 for severance costs in our U.S. Property and Casualty segment, and $1.2 million for professional fees incurred in connection with the internal realignment previously discussed.

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

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowing against the revolving credit portion of our credit agreement dated as of October 31, 2006, by and among the Company, Crawford & Company International, Inc., SunTrust Bank, as agent and a lender, and the other lenders party thereto (as amended, the "Credit Agreement"). We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At December 31, 2010, we were in compliance with all of the covenants in our Credit Agreement. The previously discussed impairment charges related to goodwill and an intangible asset in 2010 and 2009 did not impact this covenant compliance. In 2009 we entered into a fifth amendment to our Credit Agreement in order to extend the maturity date of the revolving credit facility and to obtain certain additional operational and financing flexibility. We entered into a sixth amendment to our Credit Agreement in the fourth quarter of 2010 to, among other items, obtain additional term loans in an aggregate principal amount of $50.0 million, which enabled us to make $50.0 million in accelerated contributions to the frozen U.S. defined benefit pension plan in December 2010 and January 2011.

In May 2010, the three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under our Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25% expired. In 2009, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates and future changes to the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than a component of the Company's accumulated other comprehensive loss. This amount was $1.6 million for the year ended December 31, 2010. In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. The swap effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap is reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expires on September 30, 2012.

We continue the ongoing monitoring of our customers’ ability to pay us for the services that we render to them. Based on historical results, we currently believe there is a low likelihood that write-offs of our existing accounts receivable will have a material impact on our financial results. However, if one or more of our key customers files bankruptcy or otherwise becomes unable to make required payments to us, or if overall economic conditions continue to deteriorate, we may need to make material provisions in the future to increase our allowance for accounts receivable. In December 2010, we were notified by a major client of our Broadspire segment that the client was in bankruptcy and would terminate its relationship with us during the first quarter of 2011. As a result, we increased our allowance for doubtful accounts by $1.3 million for all pre-petition accounts receivable of the client that are not expected to be recovered.

Our International Operations segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared to the other functional currencies in the locations in which we do business negatively impacted our revenues and operating earnings in 2009 compared to 2008, while 2010 saw a reversal of the strength of the U.S. dollar, which positively impacted our 2010 results. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our International Operations segment.

Continued high unemployment levels in the United States through 2010, have resulted in an industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 6.4% decrease in workers’ compensation claim referrals in 2010 compared to 2009. This trend may continue or stabilize depending on future employment levels or changes in workplace safety guidelines. In addition, we have seen a decade-long trend in the U.S. of a decline in the number of reported injuries in the workplace, which we attribute to the shift of the U.S. economy to service-related industries from manufacturing-related industries. This trend has lowered the occurrence of workers’ compensation claims.

At December 31, 2010, our working capital balance (current assets less current liabilities) was approximately $82.6 million, an increase of $15.8 million from the working capital balance at December 31, 2009. The primary causes of this increase at December 31, 2010 were a $32.4 million net increase in accounts receivable and unbilled revenues and a $23.2 million increase in cash and cash equivalents, partially offset by a $37.8 million increase in current liabilities. During 2010, we made cash contributions of $55.3 million and $6.5 million, respectively to our defined benefit pension plans in the U.S. and U.K., compared with $10.3 million and $4.8 million, respectively, in 2009. Cash and cash equivalents at the end of 2010 totaled $93.5 million, increasing $23.2 million from $70.4 million at the end of 2009. The increased cash balance reflects borrowings held at the end of 2010 that were used to make a $20 million contribution to the frozen U.S. defined benefit pension plan in January 2011.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $25.5 million in 2010, from $51.7 million in 2009 to $26.2 million in 2010. This decrease was due primarily to higher contributions to the Company's frozen U.S. defined benefit pension plan. The Company made $30.0 million of accelerated contributions to the Company's frozen U.S. defined benefit pension plan in 2010, which reduced operating cash flow. In 2010, we reduced the average DSO in billed and unbilled accounts receivable by 8.5 days. Our DSO was significantly influenced by the prompt payment terms of the special project in the Legal Settlement Administration segment. We expect our DSO to rise in 2011 as the special project winds down. Interest payments on our debt were $14.2 million in 2010, and tax payments, net of refunds, were $6.2 million in 2010.

Cash provided by operating activities decreased by $19.9 million in 2009, from $71.6 million in 2008 to $51.7 million in 2009. This decrease was due primarily to lower net income, and reductions in other current liabilities partially offset by continuing improvements in receivables management. In 2009, we reduced the average DSO in billed and unbilled accounts receivable by nearly 3 days. The 2009 cash flow from operations included $10.3 million in contributions to our frozen U.S. defined benefit pension plan. Interest payments on our debt were $14.3 million in 2009, and tax payments, net of refunds, were $10.3 million in 2009.

Cash Used in Investing Activities

Cash used in investing activities increased by $11.3 million in 2010, from $31.2 million in 2009 to $42.5 million in 2010. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $27.8 million in 2010 compared to $24.7 million in 2009. In addition, we incurred $14.8 million of additional purchase price consideration for the previous acquisition of BMSI. We forecast that our property and equipment additions in 2011, including capitalized software, will approximate $26.0 million.

Cash used in investing activities increased by $3.2 million in 2009, from $28.0 million in 2008 to $31.2 million in 2009. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $24.7 million in 2009 compared to $32.0 million in 2008. During 2009 we made cash payments for acquisitions of $6.3 million, primarily consisting of earnout payments due on the 2002 acquisition of Robertson and Company Group ("Robertson").

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $39.5 million in 2010. In 2010, we borrowed an additional $50.6 million in long-term debt, primarily in conjunction with the sixth amendment to our Credit Agreement in order to fund an aggregate of $50.0 million in accelerated contributions to our frozen U.S. defined benefit pension plan at the end of 2010 and beginning of 2011. We repaid a net of $8.8 million of short- and long-term borrowings and incurred $1.9 million of costs in connection with the sixth amendment to our Credit Agreement. Also in 2010, we used shares of our Class A common stock to settle $703,000 of withholding taxes owed on the issuance of restricted and performance shares.

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

The Company may be required to make additional annual debt repayments if the Company generates excess cash flows or fails to meet certain leverage ratios as defined in the Credit Agreement. The Company is not required to make any excess cash flow payments in 2011.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $20.3 million and $19.6 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $79.7 million and $80.4 million at December 31, 2010 and 2009, respectively. Our short-term debt obligations typically peak during the first quarter of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $31.2 million and $15.9 million in 2010 and 2009, respectively. Our average month-end short-term debt obligations were $19.9 million and $9.9 million in 2010 and 2009, respectively. At December 31, 2010 and 2009, the outstanding balances, excluding outstanding but undrawn letters of credit under our revolving line of credit facility were zero. Long-term borrowings outstanding, including current installments, totaled $223.3 million as of December 31, 2010, compared to $181.3 million at December 31, 2009. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions. During 2010 and 2011, we used $50.0 million of long-term borrowings to fund a portion of our obligations under our frozen U.S. defined benefit pension plan.

As disclosed in Note 4, “Short-Term and Long-Term Debt, Including Capital Leases,” to our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have three principal financial covenants in our Credit Agreement. Of the three financial covenants contained in our Credit Agreement, we believe the leverage ratio and fixed charge coverage ratio covenants are potentially the most restrictive. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Agreement as the ratio of consolidated total funded debt to earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”), of no more than (i) 3.50 to 1.00 from December 31, 2010 through March 31, 2012, (ii) 3.00 to 1.00 from June 30, 2012 through December 31, 2012, and (iii) 2.50 to 1.00 after March 31, 2013. At December 31, 2010, our actual leverage ratio was 2.47 to 1.00, compared to the maximum of 3.50 to 1.00 allowed by our Credit Agreement. As noted above, the maximum allowable leverage ratio remains at 3.50 to 1.00 for all of 2011. In order to make a dividend payment the leverage ratio (after giving pro forma effect to the dividend payment) cannot exceed 3.25 to 1.00 through March 31, 2012, at which time it follows the ratio specified in the covenant. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined in our Credit Agreement as the ratio of EBITDA to total fixed charges consisting of scheduled principal payments and interest payments, and restricted payments as defined in the Credit Agreement. The fixed charge coverage ratio must not be less than 1.50 to 1.00 for the four quarter period ending at the end of each fiscal quarter. At December 31, 2010, our actual fixed charge coverage ratio was 3.47 to 1.00, compared to the minimum of 1.50 to 1.00 allowed by our Credit Agreement. Based on our financial plans, we expect to remain in compliance with all required covenants throughout 2011. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2011 or other future periods do not meet our current projections, we could fail to remain in compliance with these or other financial covenants in our Credit Agreement.

Our compliance with the leverage ratio covenant is also sensitive to changes in our level of consolidated total funded debt, as defined in our Credit Agreement. In addition to short- and long-term borrowings, capital leases, and bank overdrafts, among other things, consolidated total funded debt includes letters of credit, the need for which can fluctuate based on our business requirements. An increase in borrowings under our Credit Agreement could negatively impact our leverage ratio, unless those increased borrowings are offset by a corresponding increase in our EBITDA. In addition, a reduction in EBITDA in the future could limit our ability to utilize available credit under the revolving credit facility contained in our Credit Agreement, which could negatively impact our ability to fund our current operations or make needed capital investments.

In December 2010, we entered into the sixth amendment to our Credit Agreement. The amendment increased the amount of the term loans by $50.0 million, and required the Company to use the proceeds to make an aggregate of $50.0 million in accelerated contributions to its frozen U.S. defined benefit plan in December 2010 and January 2011. The sixth amendment to the Credit Agreement also provided for certain upward adjustments to the maximum leverage ratio and increased the cap on non-speculative hedging agreements to $100.0 million from $50.0 million.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months. The most significant obligation we currently have which will become due after 12 months is the repayment of our Term Loan, which is required in October 2013. We currently intend to renegotiate our current, or enter into a new, credit facility by December 31, 2012. We expect that, if we enter into a new facility, we would use proceeds thereunder to repay amounts outstanding under the Credit Agreement and, along with funds generated from operations, provide financial flexibility beyond 2012. No assurances can be provided that we will be able to renegotiate or existing, or enter into a new credit facility in a timely manner, or as to the terms or requirements thereunder.

Contractual Obligations

As of December 31, 2010, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K)

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 7)	$50,422	$77,378	$48,667	$69,130	$245,597
Long-term debt, including current portions (Note 4)	2,600	219,975	—	—	222,575
Estimated interest rate swap settlements (Note 5)	913	491	—	—	1,404
Capital lease obligations (Note 4)	291	347	115	—	753
Total, before interest payments	54,226	298,191	48,782	69,130	470,329
Estimated interest payments for:
Term loan	11,634	22,859	9,362	—	43,855
Total contractual obligations	$65,860	$321,050	$58,144	$69,130	$514,184

Approximately $22.0 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements.

We are required to make substantial future payments on borrowings outstanding under our Credit Agreement, which payments will vary based on prevailing interest rates. Based on interest rates and borrowings at December 31, 2010, the preceding table shows estimated future interest payments over the remaining term of the term loan and revolving credit facility under our Credit Agreement, after considering the impact of required minimum quarterly principal payments on the term loan facility. The actual amounts of interest that we will ultimately pay will likely differ from the amounts presented above due to future changes in interest rates, which we are unable to predict, and possibly due to any accelerated principal payments that we may voluntarily make.

The Company may be required to make additional annual debt repayments if the Company generates excess cash flows and fails to meet certain leverage ratios as defined in the Credit Agreement. The Company is not required to make any excess cash flow payments in 2011.

At December 31, 2010, we had approximately $2.3 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. However, it is reasonably possible that a reduction in the range of $50,000 to $550,000 of unrecognized income tax benefits may occur within the next twelve months as a result of projected resolutions of income tax uncertainties.

Deferred income tax liabilities as of December 31, 2010 were approximately $17.1 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor defined benefit pension plans in the U.S. and U.K. Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. defined benefit pension plan. The aggregate deficit in the funded status of all of our defined benefit pension plans totaled $168.5 million and $216.3 million at the end of 2010 and 2009, respectively. The 2010 decrease in the funding deficit of our defined benefit pension plans primarily resulted from the additional contributions made in 2010. During 2010, we made contributions of $55.3 million and $6.5 million to our U.S. and U.K. defined benefit pension plans, respectively, including $30.0 million of accelerated contributions. In 2011, we made contributions of $20.0 million to our frozen U.S. defined benefit pension plan in January and expect to make contributions of $6.9 million to our U.K. defined benefit pension plan. We currently project no additional funding for our U.S. plan in 2011.

Our frozen U.S. defined benefit pension plan was underfunded by $117.6 million at December 31, 2010 based on an accumulated benefit obligation of $447 million. Based on current assumptions of 5.42% for the interest rate to discount plan liabilities and a cap of 8.00% for the expected long-term rate of return on the plan’s assets, we estimate that we will have to make the following annual minimum contributions over the next six years to our frozen U.S. defined benefit pension plan:

Year Funded	Estimated Minimum Funding Requirement
	(In thousands)
2011	$20,000	*
2012	12,600
2013	27,000
2014	19,000
2015	7,000
2016	500
* Contribution was made in January 2011.

The estimated annual minimum contributions in the above table are sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan increased by 1.00%, representing an increase in the expected return, our estimated cumulative minimum funding requirements for 2012 — 2016 would decrease by approximately $4.7 million. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan decreased by 1.00%, representing a decrease in the expected return, our estimated cumulative minimum funding requirements for 2012 through 2016 would increase by approximately $5.1 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan increased by 1.00%, representing an increase in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2012 through 2016 would decrease by approximately $30.9 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan decreased by 1.00%, representing a decrease in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2012 through 2016 would increase by approximately $32.0 million.

Commercial Commitments

As a component of our Credit Agreement, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2010, the total issued, but undrawn, letters of credit totaled approximately $20.3 million. These letters of credit expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$19,319	$1,000	$—	$—	$20,319

Off-Balance Sheet Arrangements

At December 31, 2010, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2010.

Income Taxes

Legislation enacted on November 6, 2009 contained a provision that allowed U.S. businesses with net operating losses (“NOLs”) in 2008 or 2009 to carry those losses back five years and obtain tax refunds. We filed a carryback claim for our 2008 U.S. NOL and received a $4.2 million tax refund in 2010. It is possible that cash outlays for income taxes may exceed income tax expense during the next three years as some deferred tax liabilities may enter into the determination of current taxable income.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes in our consolidated balance sheet as of December 31, 2010, compared to our consolidated balance sheet as of December 31, 2009, are as follows:

•	Unbilled revenues increased by $29.1 million due to increased revenue in the fourth quarter of 2010, primarily in our Legal Settlement Administration segment.

•
Noncurrent deferred income tax assets increased approximately $22.4 million primarily due to increases in tax credit carryforwards. Current deferred income tax liabilities increased by $17.1 million primarily due to temporary differences in revenue recognition for book and tax purposes.

•	Accounts payable increased approximately $18.1 million due to higher expenses resulting from increased revenue in the fourth quarter of 2010.

•
Accrued compensation and related costs increased approximately $19.7 million due to increased expense accruals in 2010 under various performance-based incentive compensation plans as a result of growth in revenues and operating earnings and reductions in DSO.

•
Deferred revenues decreased by $8.9 million. Substantially all of this decrease is in our Broadspire segment due to the completion of certain open claims assumed in the acquisition of BMSI, net of additional deferred revenues generated by new claims in 2010.

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

Based upon our historical averages, we close approximately 99% of all cases referred to us under lifetime claim service arrangements within five years from the date of referral. Also, within that five-year period, the percentage of claims remaining open in any one particular year has remained relatively consistent from period to period. Each quarter we evaluate our historical claim closing rates by type of claim and make adjustments as necessary. Any changes in estimates are recognized in the period in which they are determined.

As of December 31, 2010, deferred revenues related to lifetime claim handling arrangements approximated $52.7 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.5% to an increase of 1.8%, and has averaged 1.1%. A 1% change is a reasonable likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1%
decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.7 million, $1.8 million, and $1.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. If our average claim closing rates for lifetime claims increased by 1%, we would have recognized additional revenues of approximately $1.6 million, $1.9 million, and $1.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenues. These allowances are established by using historical write-off information intended to determine future loss expectations and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current industry conditions. Actual experience may differ significantly from historical or expected loss results. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2010 and 2009, our allowance for doubtful accounts totaled $10.5 million and $12.0 million, respectively, or approximately 6.9% and 7.9%, respectively, of gross billed receivables. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be required. If the allowance for doubtful accounts changed by 1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.5 million in each of 2010 and 2009, and $1.7 million in 2008.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2010. As discussed below, in 2010 and 2009 we recognized pretax impairment charges totaling $10.8 million and $140.9 million, respectively, related primarily to goodwill impairment charges in our Broadspire reporting unit and segment.

We perform an annual impairment analysis of goodwill in which we compare the carrying value of our reporting units to the estimated market value of those reporting units as determined by discounting future projected cash flows. We perform an interim impairment analysis when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. As discussed below, we recognized impairment charges during 2010 and 2009. The estimated market values of our reporting units are based upon certain assumptions made by us. The estimated market values of our reporting units are reconciled to the Company’s market value as determined by its stock price in order to validate the reasonableness of the estimated market values. The reasonableness of the implied control premium estimated from the reconciliation of the sum of the reporting units’ fair values to the overall company fair value is determined by evaluating it against publicly available information about control premiums in recent transactions. Except as discussed below, the estimated market value of all of our reporting units significantly exceeded the carrying values of the reporting units.

Due to declines in current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels had on Broadspire’s revenue, and the weakness in our stock prices, we recorded a noncash goodwill and intangible asset impairment charge of $140.9 million in 2009 and an additional charge of $10.8 million in 2010. At the time the additional purchase price payments for BMSI were made in 2010, we concluded that the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the additional goodwill resulting from the additional purchase price payments was immediately expensed as additional goodwill impairment charges. The $140.3 million goodwill impairment charge in 2009 is not deductible for income tax purposes. Approximately $2.5 million of the 2010 charge is related to interest and is therefore deductible for income tax purposes. The other intangible asset portion of the 2009 charge relates to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit and was $600,000 of the total charge. These impairment charges are not reflected in Broadspire’s segment operating loss. These impairment charges do not affect the Company’s liquidity or cash flows and have no effect on the Company’s compliance with the financial covenants under its Credit Agreement.

The first step of the goodwill impairment testing and measurement process involved estimating the fair value of the reporting unit using an internally prepared discounted cash flow analysis. The discount rate utilized in estimating the fair value of Broadspire in 2009 was 14%, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 3%. The results of step 1 of the process indicated potential impairment of the goodwill balance, as the carrying value of Broadspire exceeded its estimated fair value. As a result, we performed step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring the goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustments were made to the basis of any tangible asset or liability as a result of this process. We also updated our impairment review of other intangible assets, which identified no additional impairments at that time.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Effective January 1, 2009, we determined that almost all of the U.S. plan participants are inactive and accordingly, changed the amortization period for net gains and losses from the average remaining service period of active employees (7.8 years) to the average remaining life expectancy of the inactive participants (currently 23.7 years). This change in estimate reduced net periodic pension cost by $7.1 million in 2009 and is reflected in the 2009 expected net periodic pension costs amount as discussed above. Pension expense for 2010 and future years is also impacted by this change. Our U.K. defined benefit pension plans were closed to new employees prior to October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 9, “Retirement Plans,” of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

Investment objectives for the Company’s U.S. and U.K. pension plan assets are to:

•	Ensure availability of funds for payment of plan benefits as they become due;

•	Provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility, and protect the assets from erosion of purchasing power; and

•	Provide investment results that meet or exceed the plans' actuarially assumed long-term rate of return.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies contemplate the plans’ asset return requirements and risk tolerances changing over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves. In conjunction with our investment policies, during 2010, we rebalanced the U.S. target allocation mix to initiate our long-term goal to reallocate from an equity-weighted to a fixed-income weighted investment strategy.

The current rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liability at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which in recent years have experienced substantial volatility.

In addition to expense volatility, we are required to record mark-to-market adjustments to our balance sheet on an annual basis for the net funded status of our pension plans. These adjustments have fluctuated significantly over the past several years and, like our pension expense, are a result of the discount rate and value of our plan assets at the measurement date. The funded status of our plans also impacts our liquidity, as current funding laws in the U.S. require increasingly aggressive funding levels for our pension plans.

The major assumptions used in accounting for our defined benefit pension plans are the discount rate and the expected long-term return on plan assets. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years.

The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly-traded securities. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities.

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•	the types of investment classes in which we invest our pension plan assets and the expected return we can reasonably expect those investment classes to earn over time; and

•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2011 net periodic pension cost were lowered to 8.00% and 8.25% for the U.S. and U.K. plans, respectively.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2010, we recorded a decrease to equity through other comprehensive income ("OCI") of $0.7 million (net of tax) to reflect unrealized actuarial losses during 2010. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered. At December 31, 2009, we recorded a decrease to equity through OCI of $26.5 million (net of tax) attributable to our pension plans.

Cumulative unrecognized actuarial losses for all plans were $267.3 million through December 31, 2010, compared to $265.7 million through December 31, 2009. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2011 includes $10.5 million of amortization of these actuarial losses versus $10.8 million in 2010, $7.3 million in 2009 and $3.7 million in 2008.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2010 consolidated pretax income would have been approximately $2.1 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2010 consolidated pretax income would have been approximately $777,000.

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

Our effective tax rate, defined as our provision for income taxes divided by income (loss) before income taxes, for financial reporting purposes in 2010, 2009, and 2008 was 25.2%, (2.3)%, and 26.0%, respectively. In 2010, $8.3 million of the $10.8 million goodwill impairment charges that we recorded is not deductible for income tax purposes. In 2009, $140.3 million of the $140.9 million goodwill and intangible asset impairment charges that we recorded was not deductible for income tax purposes. In determining the following sensitivity to changes in our effective tax rate, we added this amount to our pretax results. If our effective tax rate used for financial reporting purposes changed by 1%, we would have recognized an increase or decrease to income tax expense of approximately $468,000, $275,000, and $438,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Our effective tax rate for financial reporting purposes is expected to range between 29% and 31% in 2011. This estimated tax rate range reflects enacted law as well as the impact of estimated discrete items that may affect our tax rate in 2011.

It is possible that future changes in the tax laws of jurisdictions in which we operate could have a significant impact on U.S.-based multinational companies such as our company. At this time we cannot predict the likelihood or details of any such changes or their specific potential impact on our company.

Self-Insured Risks

We self-insure certain insurable risks consisting primarily of professional liability, auto liability, employee medical, disability, and workers’ compensation. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the United States. Provisions for claims incurred under self-insured programs are made based on our estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to us, and the adverse developments on reported losses. These estimated liabilities are calculated based on historical claim payment experience, the expected life of the claims, and other factors considered relevant to the claims. The liabilities for claims incurred under our self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free rate for government issues of an appropriate duration. All other self-insured liabilities are undiscounted. Each quarter we evaluate the adequacy of the assumptions used in developing these estimated liabilities and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2010 and 2009, our estimated liabilities for self-insured risks totaled $33.4 million and $33.3 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. If the average discount rate we used to determine the present value of our self-insured workers’ compensation liabilities had changed by 1%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2010 would have been impacted by approximately $542,000, resulting in an increase or decrease to 2010 consolidated net income of approximately $336,000.

New Accounting Standards

See Note 1, “Significant Accounting and Reporting Policies,” of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption and effects, or expected effects on our results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating potential strategies, we evaluate the fundamentals of each market and the underlying accounting and business implications. To implement these strategies, we may enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that any of our efforts will be successful.

Derivative Instruments

We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and the covenants contained in our Credit Agreement in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. Our previous three-year interest rate swap agreement expired on May 31, 2010. In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. The swap effectively converts the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap will be reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expires on September 30, 2012.

At December 31, 2010, the fair value of the interest rate swap was a liability of $1,404,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months was approximately $913,000. During 2010 and 2009, the amount reclassified into earnings as an adjustment to interest expense was $1,593,000 and $4,425,000, respectively. The amount reclassified into earnings in 2008 was not material.

We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. We attempt to manage exposure to counterparty credit risk through requiring minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company believes there have been no material changes in the creditworthiness of the counterparties to the interest-rate swap agreements. For additional information regarding our interest rate swap, see Note 5, “Interest Rate Swap Agreements,” to the audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange

Our International Operations segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our International Operations segment were 41.8%, 40.4%, and 42.3% of total revenues before reimbursements for 2010, 2009, and 2008, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

In 2010, as part of a capitalization reorganization, our Canadian subsidiary repurchased some of its shares from us. The consideration included a Canadian dollar ("CAD") 35.3 million intercompany note. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD Cross Currency Basis Swap as an economic hedge to the CAD-denominated note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive U.S. 3-month LIBOR. The swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap will be recorded in the income statement over the life of the swap and will substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2010 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2010 by approximately $2.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rates

Both the term loan and the revolving credit facility under our Credit Agreement have variable rates of interest. These variable rates under the revolving credit facility are based on LIBOR or a Base Rate (as defined), at our option.

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. Beginning in May 2007, we began to use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2010 and December 31, 2009, if market interest rates had increased or decreased an average of 100 basis points, after considering the effect of our swaps, our pretax interest expense would have changed by $1.3 million and $907,000, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans’ respective measurement dates, which are used to value these obligations under SFAS 87 . If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $20.4 million at December 31, 2010. The impact of this change to 2010 consolidated pretax income would have been approximately $777,000.

Periodic pension cost for our defined benefit pension plans is impacted primarily by changes in long-term interest rates whereas interest expense for our variable-rate borrowings is impacted more directly by changes in short-term interest rates. To the extent changes in interest rates on our variable-rate borrowings move in the same direction as changes in the discount rates used for our defined benefit pension plans, changes in our interest expense on our borrowings would be offset to some degree by changes in our defined benefit pension cost. We are unable to quantify the extent of any such offset.

Credit Risk Related to Performing Certain Services for Our Clients

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31,	2010	2009	2008
	(In thousands, except per share amounts)
Revenues from Services:
Revenues before reimbursements	$1,030,417	$969,868	$1,048,582
Reimbursements	80,384	78,334	87,334
Total Revenues	1,110,801	1,048,202	1,135,916
Costs and Expenses:
Costs of services provided, before reimbursements	758,863	713,991	767,093
Reimbursements	80,384	78,334	87,334
Total costs of services	839,247	792,325	854,427
Selling, general, and administrative expenses	202,626	209,458	218,632
Corporate interest expense, net of interest income of $681, $1,063, and $1,994, respectively	15,002	14,166	17,622
Goodwill and intangible asset impairment charges	10,788	140,945	—
Restructuring and other costs	4,650	4,059	3,300
Total Costs and Expenses	1,072,313	1,160,953	1,093,981
Gain on disposals of businesses	—	—	2,512
Income (Loss) Before Income Taxes	38,488	(112,751)	44,447
Provision for Income Taxes	9,712	2,618	11,564
Net Income (Loss)	28,776	(115,369)	32,883
Less: Net Income Attributable to Noncontrolling Interests	448	314	624
Net Income (Loss) Attributable to Crawford & Company	$28,328	$(115,683)	$32,259
Earnings (Loss) Per Share:
Basic	$0.54	$(2.23)	$0.63
Diluted	$0.53	$(2.23)	$0.62
Weighted-Average Shares Used For:
Basic Earnings (Loss) Per Share	52,664	51,830	50,958
Diluted Earnings (Loss) Per Share	53,234	51,830	52,342
Cash Dividends Per Share:
Class A and Class B Common Stock	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31,	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$93,540	$70,354
Accounts receivable, less allowance for doubtful accounts of $10,516 and $11,983, respectively	142,521	139,215
Unbilled revenues, at estimated billable amounts	122,933	93,796
Prepaid expenses and other current assets	20,411	22,350
Total Current Assets	379,405	325,715
Property and Equipment:
Property and equipment	149,444	144,254
Less accumulated depreciation	(106,073)	(102,108)
Net Property and Equipment	43,371	42,146
Other Assets:
Goodwill	125,764	123,169
Intangible assets arising from business acquisitions, net	97,881	104,409
Capitalized software costs, net	55,204	50,463
Deferred income tax assets	91,930	69,504
Other noncurrent assets	27,119	27,499
Total Other Assets	397,898	375,044
TOTAL ASSETS	$820,674	$742,905

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31,	2010	2009
	(In thousands, except par value amounts)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$—	$32
Accounts payable	53,517	35,449
Accrued compensation and related costs	90,590	70,871
Self-insured risks	15,094	18,475
Income taxes payable	2,558	—
Deferred income taxes	17,146	—
Deferred rent	15,750	15,777
Other accrued liabilities	31,097	31,541
Deferred revenues	48,198	53,664
Mandatory Company contributions due to pension plan	20,000	25,000
Current installments of long-term debt and capital leases	2,891	8,189
Total Current Liabilities	296,841	258,998
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	220,437	173,061
Deferred revenues	30,048	33,524
Self-insured risks	18,274	14,824
Accrued pension liabilities, less current mandatory contributions	145,030	187,507
Other noncurrent liabilities	14,813	13,705
Total Noncurrent Liabilities	428,602	422,621
Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 28,002 and 27,355 shares issued and outstanding in 2010 and 2009, respectively	28,002	27,355
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,697 shares issued and outstanding in 2010 and 2009	24,697	24,697
Additional paid-in capital	32,348	29,570
Retained earnings	168,791	140,463
Accumulated other comprehensive loss	(164,322)	(165,403)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	89,516	56,682
Noncontrolling interests	5,715	4,604
Total Shareholders’ Investment	95,231	61,286
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$820,674	$742,905

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2010	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$28,776	$(115,369)	$32,883
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,599	31,010	30,331
Goodwill and intangible asset impairment charges	10,788	140,945	—
Deferred income taxes	2,710	463	247
Stock-based compensation costs	3,651	5,510	5,858
Loss on disposals of property and equipment	449	117	195
Gains on sales of businesses	—	—	(2,512)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(372)	27,193	6,785
Unbilled revenues, net	(28,384)	12,481	22,093
Accrued or prepaid income taxes	963	(7,782)	3,077
Accounts payable and accrued liabilities	35,861	(16,749)	20,493
Deferred revenues	(8,830)	(15,827)	(19,024)
Accrued retirement costs	(47,844)	(7,844)	(25,416)
Prepaid expenses and other operating activities	(2,200)	(2,484)	(3,425)
Net cash provided by operating activities	26,167	51,664	71,585
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(13,473)	(9,886)	(15,214)
Proceeds from disposals of property and equipment	51	135	662
Capitalization of computer software costs	(14,306)	(14,823)	(16,797)
Proceeds from sales of businesses	—	—	4,269
Additional purchase price consideration for previous acquisition	(14,803)	—	—
Payments for business acquisitions, net of cash acquired	—	(6,260)	(888)
Other investing activities	—	(335)	(68)
Net cash used in investing activities	(42,531)	(31,169)	(28,036)
Cash Flows from Financing Activities:
Shares used to settle withholding taxes under stock-based compensation plans	(703)	(1,903)	(20)
Proceeds from employee stock-based compensation plans	477	453	2,036
Increase in short-term borrowings	33,965	39,336	36,544
Payments on short-term borrowings	(33,960)	(57,622)	(48,296)
Proceeds from long-term borrowings	50,575	—	—
Payments on long-term debt and capital lease obligations	(8,760)	(2,400)	(2,484)
Capitalized loan costs	(1,856)	(4,145)	—
Dividends paid to noncontrolling interests	(218)	(274)	(610)
Net cash provided by (used in) financing activities	39,520	(26,555)	(12,830)
Effects of exchange rate changes on cash and cash equivalents	30	3,290	(8,450)
Increase (Decrease) in Cash and Cash Equivalents	23,186	(2,770)	22,269
Cash and Cash Equivalents at Beginning of Year	70,354	73,124	50,855
Cash and Cash Equivalents at End of Year	$93,540	$70,354	$73,124

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT,
NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Accumulated
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Investment
	(In thousands)
Balance at January 1, 2008	$25,935	$24,697	$19,057	$223,793	$(39,267)	$5,046	$259,261
Comprehensive loss:
Net income	—	—	—	32,259	—	624	32,883
Currency translation adjustments, net	—	—	—	—	(37,577)	(252)	(37,829)
Currency translations reclassified for disposal of business	—	—	—	—	(344)	—	(344)
Accrued retirement liabilities adjustment, net of $(46,253) tax	—	—	—	—	(80,639)	—	(80,639)
Interest-rate swap, net of $376 tax	—	—	—	—	(822)	—	(822)
Total comprehensive loss							(86,751)
Impact of adoption of new pension accounting guidance, net of $48 and $277 tax, respectively	—	—	—	94	492	—	586
Stock-based compensation costs	—	—	5,858	—	—	—	5,858
Shares issued in connection with stock-based compensation plans, net	593	—	1,443	—	—	—	2,036
Dividends paid to noncontrolling interests	—	—	—	—	—	(610)	(610)
Other equity transactions	(5)	—	(16)	—	—	—	(21)
Balance at December 31, 2008	26,523	24,697	26,342	256,146	(158,157)	4,808	180,359
Comprehensive loss:
Net (loss) income	—	—	—	(115,683)	—	314	(115,369)
Currency translation adjustments, net	—	—	—	—	17,344	(244)	17,100
Accrued retirement liabilities adjustment, net of $(8,682) tax	—	—	—	—	(26,521)	—	(26,521)
Interest-rate swaps, net of $1,147 tax	—	—	—	—	1,931	—	1,931
Total comprehensive loss							(122,859)
Stock-based compensation costs	—	—	5,510	—	—	—	5,510
Shares issued in connection with stock-based compensation plans, net	832	—	(2,282)	—	—	—	(1,450)
Dividends paid to noncontrolling interests	—	—	—	—	—	(274)	(274)
Balance at December 31, 2009	27,355	24,697	29,570	140,463	(165,403)	4,604	61,286
Comprehensive income:
Net income	—	—	—	28,328	—	448	28,776
Currency translation adjustments, net	—	—	—	—	1,307	287	1,594
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	594	594
Accrued retirement liabilities adjustment, net of $(1,018) tax	—	—	—	—	(709)	—	(709)
Interest-rate swap, net of $105 tax	—	—	—	—	483	—	483
Total comprehensive income							30,738
Stock-based compensation costs	—	—	3,651	—	—	—	3,651
Shares issued in connection with stock-based compensation plans, net	647	—	(873)	—	—	—	(226)
Dividends paid to noncontrolling interests	—	—	—	—	—	(218)	(218)
Balance at December 31, 2010	$28,002	$24,697	$32,348	$168,791	$(164,322)	$5,715	$95,231

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations and Industry Concentration

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

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

For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2010 and 2009, the liabilities of this deferred compensation plan were $9,503,000 and $8,570,000, respectively, and the values of the assets held in the related rabbi trust were $14,022,000 and $13,551,000, respectively. These liabilities and assets are included in Other Noncurrent Liabilities and Other Noncurrent Assets on the Company’s Consolidated Balance Sheets, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company’s consolidated financial statements, including both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company’s Shareholders’ Investment. On the Company’s Consolidated Statements of Operations, net income (or loss) is attributed to the controlling interests and the noncontrolling interests separately.

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

The U.S. Property & Casualty segment primarily serves the U.S. property and casualty insurance company market. The International Operations segment primarily serves the property and casualty insurance company markets outside of the U.S. The Broadspire segment serves the U.S. self-insurance marketplace. The Legal Settlement Administration segment serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.

 Both the U.S. Property & Casualty segment and the International Operations segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies. The Company’s Broadspire segment earns revenues by providing field investigation and claims evaluation of workers’ compensation and liability claims, initial loss reporting services for its clients' claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Legal Settlement Administration segment earns revenues by providing administration services related to settlements of securities cases, product liability cases, Chapter 11 bankruptcy noticing and distribution, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

 Fees for professional services are recognized in unbilled revenues at the time such services are rendered, at estimated collectible amounts. Substantially all unbilled revenues are billed within one year.

Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company’s fixed-fee service arrangements typically call for the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where the Company provides services for the life of the claim, the Company receives only one fee for the life of the claim, regardless of the ultimate duration of the claim. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on a historical evaluation of actual claim closing rates by major line of coverage.

 In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by the Company’s clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in the Company’s consolidated results of operations. The amounts of reimbursed expenses and related revenues from reimbursements offset each other in the Company’s consolidated statements of operations with no impact to its net income (loss).

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2010, time deposits with original maturities of less than three months totaling approximately $1,402,000 were in financial institutions outside the United States.

Accounts Receivable and Allowance for Doubtful Accounts

 The Company extends credit based on an evaluation of a client’s financial condition and, generally, collateral is not required. Accounts receivable are typically due upon receipt of the invoice and are stated on the Company’s Consolidated Balance Sheets at amounts due from clients net of an estimated allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates carrying value due to their short-term contractual stipulations.

 The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
	(In thousands)
Allowance for doubtful accounts, January 1	$11,983	$12,341	$16,552
Add/ (Deduct):
Provision (credit) to bad debt expense	2,288	(189)	(2,126)
Write-offs, net of recoveries	(3,648)	(701)	(974)
Currency translation and other changes	(107)	532	(1,077)
Adjustments for acquired and disposed businesses	—	—	(34)
Allowance for doubtful accounts, December 31	$10,516	$11,983	$12,341

For the years ended December 31, 2010, 2009, and 2008, the Company’s adjustments to revenues associated with client invoice adjustments totaled $2,669,000, $3,151,000, and $4,665,000, respectively.

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

 Subsequent to a business acquisition in which goodwill was recorded as an asset, post-acquisition accounting requires that goodwill be tested to determine whether there has been an impairment loss. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2010.

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

 For step 1 of goodwill impairment testing, the carrying value of each of the Company’s reporting units is compared to the estimated fair value of the reporting unit as determined utilizing an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The discount rate used reflects the Company’s assessment of a market participant’s view of the risks associated with the projected cash flows. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

 For impairment testing of indefinite-lived intangible assets, the carrying value is compared to the fair value, which represents the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset over its estimated remaining useful life. Long-lived assets are tested at the asset or asset group level that is determined to be the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment, including assets under capital leases, consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Land	$626	$603
Buildings and improvements	29,312	27,842
Furniture and fixtures	54,252	51,723
Data processing equipment	61,930	61,003
Automobiles and other	3,324	3,083
Total property and equipment	149,444	144,254
Less accumulated depreciation	(106,073)	(102,108)
Net property and equipment	$43,371	$42,146

Additions to property and equipment under capital leases totaled $545,000, $81,000, and $208,000 for 2010, 2009, and 2008, respectively. Additions to property and equipment that were funded directly by lessors totaled $875,000 and $100,000 for 2010 and 2009, respectively. There were no such additions in 2008.

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

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $14,741,000, $14,433,000, and $14,992,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has future economic benefits. Certain internal and external costs incurred during the application stage of development are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consists of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. At least annually, the Company evaluates capitalized software for impairment. Amortization expense for capitalized software was $9,424,000, $10,144,000, and $8,875,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Self-Insured Risks

The Company self insures certain insurable risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims payment experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2010 and 2009, accrued liabilities for self-insured risks totaled $33,368,000 and $33,299,000, respectively, including current liabilities of $15,094,000 and $18,475,000, respectively.

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

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which the Company operates, the ability of the Company to utilize net operating loss and tax credit carryforwards, and the Company’s accounting for any uncertain tax positions. See Note 8, “Income Taxes.”

Sales and Other Taxes

In certain jurisdictions, both in the U.S. and internationally, various governments and taxing authorities require the Company to assess and collect sales and other taxes, such as Value Added Taxes, on certain services that the Company renders and bills to its customers. The majority of the Company’s revenues are not currently subject to these types of taxes. The Company records these taxes on a net basis with amounts collected related to these pass-through taxes recorded as balance sheet transactions.

Net Income (Loss) Attributable to Crawford & Company per Common Share

Both classes of the Company’s common stock, Common Stock Class A ("CRDA") and Common Stock Class B ("CRDB"), share equally in the Company’s earnings for purposes of computing earnings per share (“EPS”).

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

The computations of basic and diluted net income (loss) attributable to Crawford & Company per common share were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	In thousands, except earnings (loss) per share
Net income (loss) attributable to Crawford & Company	$28,328		$(115,683)		$32,259
Weighted average common shares used to compute basic earnings (loss) per share	52,664		51,830		50,958
Dilutive effects of stock-based compensation plans	570	(a)	—	(b)	1,384	(a)
Weighted-average common share equivalents used to compute diluted earnings (loss) per share	53,234		51,830		52,342
Basic earnings (loss) per share	$0.54		$(2.23)		$0.63
Diluted earnings (loss) per share	$0.53		$(2.23)		$0.62
______________________

(a)
Weighted-average outstanding stock options to purchase approximately 1,844,000 and 1,944,000 shares of CRDA were excluded from the computations of diluted EPS for the years ended December 31, 2010 and December 31, 2008, respectively, because their inclusion would have been antidilutive based on the average price of CRDA during 2010 and 2008.

(b)
For the year ended December 31, 2009, the Company excluded from its loss per share calculations all common share equivalents because their inclusion would have been anti-dilutive. The weighted-average number of these common share equivalents for the year ended December 31, 2009 totaled approximately 842,000. Also excluded from the loss per share calculations were weighted-average stock options to purchase approximately 2,496,000 shares of CRDA, because their inclusion would have been anti-dilutive based on the average price of CRDA during 2009.

Foreign Currency

Realized net gains from foreign currency transactions totaled $746,000, $2,011,000, and $2,046,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results from operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments are included in comprehensive income (loss) in the Company’s Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss), and the accumulated translation adjustment is reported as a component of accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translations, the effective portions of the Company’s interest rate swaps, and accrued pension and retiree medical liability adjustments. The Company reports comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss). Ending accumulated balances for each item in accumulated other comprehensive loss included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss) were as follows:

	2010	2009	2008
	(In thousands)
Adjustments to retirement liabilities	$(265,166)	$(263,438)	$(228,235)
Tax benefit on retirement liabilities adjustments	94,043	93,025	84,343
Adjustments to retirement liabilities, net of tax	(171,123)	(170,413)	(143,892)
Effective portions of interest rate swaps, net of tax	(870)	(1,354)	(3,285)
Foreign currency translation adjustments	7,671	6,364	(10,980)
Total accumulated other comprehensive loss	$(164,322)	$(165,403)	$(158,157)

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3,980,000, $3,121,000, and $3,532,000, respectively, for the years ended December 31, 2010, 2009, and 2008.

Adoption of New Accounting Standards

Variable Interest Entities

On January 1, 2010, the Company adopted Accounting Standards Update ("ASU") 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended Accounting Standards Codification ("ASC") 810, "Consolidations," and other related guidance. ASU 2009-17 made certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. Based on the status of the entities that are evaluated for consolidation in the Company's consolidated financial statements, the adoption of ASU 2009-17 did not impact the Company’s results of operations, financial condition, or cash flows.

Fair Value Disclosures

On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," which amends ASC 820, "Fair Value Measurements and Disclosures," to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which was effective for the Company beginning January 1, 2011.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted ASC 810-10-65-1, "Consolidation-Overall-Transition and Open Effective Date Information," which revised the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet was eliminated. Net income (loss) encompasses the total income (loss) of all consolidated subsidiaries and there is separate disclosure on the face of the statements of operations of the attribution of that income (loss) between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amounts are accounted for as equity transactions. Any future issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. Upon adoption, ASC 810-10-65-1 was applied retroactively to all previous financial statements and increased Shareholders' Investment on January 1, 2009 by $4,808,000. The adoption of ASC 810-10-65-1 was not material to the Company's results of operations or cash flows.

Share-Based Payments As Participating Securities for Earnings Per Share Calculations

On January 1, 2009, the Company adopted ASC 260-10-45-60, "Earnings Per Share-Overall-Other Presentation Matters." Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and as such they are included in the computation of basic EPS using the two-class method. Upon adoption, all prior-period EPS data were adjusted retrospectively to conform to the provisions of ASC 260-10-45-60. The Company's grants of restricted shares of its Class A Common Stock made under its Executive Stock Bonus Plan provide for payment of nonforfeitable dividends, should any be declared and paid by the Company, during any vesting period for the restricted stock grants. As such, these unvested restricted stock grants are now considered participating securities and thus the two-class method of computing EPS applies to the Company. The impact of ASC 260-10-45-60 on the Company's basic and diluted EPS calculations of any time period depends upon the number of unvested restricted stock grants outstanding for the period. The adoption of this new guidance reduced basic EPS by $0.01 for the year ended December 31, 2008.

Pending Adoption of New Accounting Standards

Multiple-Deliverable Revenue Arrangements

On October 7, 2009, the FASB issued ASU 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

Stock-Based Compensation

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as liabilities. ASU 2010-13 was effective for the Company beginning on January 1, 2011. However, the adoption of ASU 2010-13 is not expected to change the Company’s current accounting for its stock-based compensation awards as equity awards since ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which substantial portions of the entity’s equity securities trade.

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

Acquisition of Specialty Liability Services Ltd.

In 2006, the Company’s U.K. subsidiary acquired all of the outstanding stock of Specialty Liability Services Ltd. (“SLS”). The purchase price paid at acquisition was $7,965,000, less $1,099,000 cash acquired. The purchase price was increased by $1,545,000 and $888,000 in 2009 and 2008, respectively, due to earnout payments in 2009 and 2008. At December 31, 2010, all contingent amounts related to the SLS acquisition have been determined and paid.

Other acquisitions made by the Company in 2010, 2009, and 2008 were not material.

3.	Goodwill and Intangible Assets

The goodwill recognized, fair values of assets acquired, liabilities assumed, and the net cash paid in 2010 and 2009 related to acquired businesses, including adjustments for prior acquisitions, were as follows:

	2010	2009
	(In thousands)
Goodwill acquired
For current year acquisitions:
U.S. Property & Casualty segment	$—	$1,000
International Operations segment	718
Adjustments for prior years’ acquisitions:
Broadspire segment	10,788
International Operations segment	—	1,545
Total goodwill	$11,506	$2,545
Fair values of tangible assets acquired	$890	$—
Fair values of liabilities assumed	$(288)	—
Earnout payment in accrued liabilities	$600	$1,391
Earnout payment paid from accrued liabilities	$791	$5,106
Cash paid, net of cash acquired	$14,803	$6,260

The 2010 adjustment for prior years' acquisitions is comprised of $14,803,000 paid as additional purchase price consideration for the purchase of Broadspire Management Services, Inc. ("BMSI"), less $4,015,000 recorded as a reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010 as such amount was not material for prior year restatement. See "Goodwill Impairment Charge" below for further discussion.

In October 2010, the Company obtained control of Claim Consulting - a Crawford Company Sp. z.o.o. ("Claim Consulting"), a company organized in Poland. The Company had acquired a noncontrolling interest in Claim Consulting in 2008. The Company began consolidating Claim Consulting from the date control was obtained. Obtaining control of Claim Consulting resulted in the recognition of $718,000 of additional goodwill, $890,000 of tangible assets, $288,000 of assumed liabilities and a $594,000 increase in noncontrolling interests.

The 2009 adjustment for prior years’ acquisitions was for an increase in the purchase price of SLS (see Note 2, "Dispositions and Acquisitions of Businesses") due to earnout payments. The earnout payment in 2009 was a payment to the seller of Robertson & Company Group, which was acquired by the Company's Australian subsidiary in 2002.

Goodwill Impairment Charge

On October 31, 2006, the Company completed its acquisition of BMSI from Platinum Equity, LLC ("Platinum") in an agreement referred to as the "Stock Purchase Agreement". The Company and Platinum were engaged in an arbitration regarding the application of the purchase price mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Any amounts payable resulting from the Accounting Arbitration were considered to be adjustments to the purchase price and would accrue interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith, and the

Company made a payment of $6,099,000 plus interest, for a total payment of $7,303,000 to Platinum. In addition, on October 27, 2010, the independent arbitrator issued a final decision and determination and required the Company to pay an additional $6,218,000 to Platinum. Interest of $1,282,000 has been accrued in Other Current Liabilities but payment of interest is pending resolution of the Legal Arbitration (as defined and discussed further in Note 14, "Contingencies"). Only the interest amounts of $2,486,000 are deductible for income tax purposes. Also, during 2010, we recorded a $4,015,000 reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010 as such amount was not material for prior year restatement.

The $10,788,000 net impairment charge is not reflected in Broadspire's segment operating loss in any period. This net impairment charge did not affect the Company’s liquidity and had no effect on the Company’s compliance with the financial covenants under its credit agreement in any period. As discussed below, all of the Broadspire segment goodwill was impaired in 2009 and the fair value of the segment did not support additional goodwill at the time these payments and adjustments were made.

In 2009, the Company recorded a noncash impairment charge of $140.9 million due to declines in then-current and forecasted operating results for the Company’s Broadspire segment and reporting unit, the impact that declining U.S. employment levels had on Broadspire’s revenue, and the weakness in the Company’s stock prices. This impairment charge is not deductible for income tax purposes and is not reflected in Broadspire’s segment operating loss in any period. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement in any period.

The first step of the goodwill impairment testing and measurement process involved estimating the fair value of Broadspire using an internally prepared discounted cash flow analysis. The discount rate utilized in 2009 to estimate the fair value of Broadspire was 14%, reflecting the Company’s assessment of a market participant’s view of the risks associated with Broadspire’s projected cash flows. The terminal growth rate used in the 2009 analysis was 3%. The results of step 1 of the process indicated potential impairment of the goodwill because the carrying value of Broadspire exceeded its estimated fair value. As a result, the Company then performed step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring the goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustments were made to the basis of any tangible asset or liability as a result of this process. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009:

	U.S. Property & Casualty	Broadspire	Legal Settlement Administration	International Operations	Total
	(In thousands)
Balance at December 31, 2008:
Goodwill	$9,647	$140,345	$16,236	$85,669	$251,897
Accumulated Impairment Losses	—	—	—	—	—
Net Goodwill	9,647	140,345	16,236	85,669	251,897
2009 Activity:
Goodwill for acquired businesses	1,000	—	—	1,545	2,545
Goodwill for disposed business	—	—	—	(29)	(29)
Foreign currency effects	—	—	—	9,101	9,101
Impairment	—	(140,345)	—	—	(140,345)
Balance at December 31, 2009:
Goodwill	10,647	140,345	16,236	96,286	263,514
Accumulated Impairment Losses	—	(140,345)	—	—	(140,345)
Net Goodwill	10,647	—	16,236	96,286	123,169
2010 Activity:
Goodwill for acquired businesses	—	10,788	—	718	11,506
Goodwill for disposed business	—	—	—	(282)	(282)
Foreign currency effects	—	—	—	2,159	2,159
Impairment	—	(10,788)	—	—	(10,788)
Balance at December 31, 2010:
Goodwill	10,647	151,133	16,236	98,881	276,897
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	$10,647	$—	$16,236	$98,881	$125,764

The following is a summary of intangible assets at December 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
Intangible assets subject to amortization:
December 31, 2010:
Customer Relationships	$89,387	$(25,003)	$—	$64,384	10.7 years
Technology-Based	4,100	(1,799)	—	2,301	5.2 years
Total	$93,487	$(26,802)	$—	$66,685	10.4 years
December 31, 2009:
Customer Relationships	$89,425	$(19,017)	$—	$70,408	11.7 years
Technology-Based	4,100	(1,360)	—	2,740	6.2 years
Total	$93,525	$(20,377)	$—	$73,148	11.4 years

Intangible assets not subject to amortization:
December 31, 2010:
Trademarks	$31,796	—	$(600)	$31,196
December 31, 2009:
Trademarks	$31,861	—	$(600)	$31,261

As a result of the Broadspire goodwill impairment noted above, the Company also performed impairment tests in 2010 and 2009 for its intangible assets arising from business acquisitions. As a result, the Company recorded a noncash intangible asset impairment charge of $600,000 during 2009. This intangible asset related to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit. This impairment charge is not reflected in Broadspire’s segment operating loss in any period. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement.

Amortization of intangible assets was $6,434,000, $6,433,000, and $6,464,000 for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, amortization expense for customer-relationship intangible assets in the amounts of $5,995,000, $5,994,000, and $6,025,000, respectively, were excluded from operating earnings (see Note 12, “Segment and Geographic Information”). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 5 to 15 years. At December 31, 2010, annual estimated aggregate amortization expense for intangible assets subject to amortization was $6,434,000 for 2011; $6,401,000 for 2012; and $6,375,000 for each year from 2013 through 2015.

4.	Short-Term and Long-Term Debt, Including Capital Leases

On October 31, 2006, the Company entered into a secured credit agreement with a syndication of lenders. This agreement has been amended six times since October 31, 2006 (as amended, the "Credit Agreement"). All amendments to the Company’s Credit Agreement have been accounted for as modifications of existing debt. The Credit Agreement provides for a maximum borrowing capacity of $360,000,000, comprised of (i) an initial term loan facility (the “term loan”) with an original principal amount of $210,000,000, (ii) a term loan in December 2010 with an original principal amount of $50,000,000 and (iii) a revolving credit facility in the principal amount of $100,000,000 with a swingline subfacility, a letter of credit subfacility, and a foreign currency sublimit.

At December 31, 2010 and 2009, a total of $222,575,000 and $180,675,000, respectively, was outstanding under the Credit Agreement. In addition, undrawn commitments under letters of credit totaling $20,319,000 and $19,569,000 were outstanding at December 31, 2010 and 2009, respectively, under the letters of credit subfacility of the Credit Agreement. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the unused balance of the revolving credit portion of the credit facility totaled $79,681,000 and $80,431,000 at

December 31, 2010 and 2009, respectively.

Short-term borrowings totaled $0 and $32,000 at December 31, 2010 and 2009, respectively.

Long-term debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Term loan facility, principal of $650 and interest payable quarterly, with balloon payment due October 2013	$222,575	$180,675
Other term loan payable to bank	—	161
Capital lease obligations	753	414
Total long-term debt and capital leases	223,328	181,250
Less: current installments	(2,891)	(8,189)
Total long-term debt and capital leases, less current installments	$220,437	$173,061

The Company’s capital leases are primarily comprised of leased automobiles and equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s interest rate hedge and amortization of capitalized loan origination costs, on the Company’s short-term and long-term borrowings was $15,683,000, $15,229,000, and $19,616,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Interest paid on the Company’s short-term and long-term borrowings was $14,193,000, $14,339,000, and $19,037,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010 and 2009, no borrowings were outstanding under the revolving credit facility (other than undrawn letters of credit). The term loan has a variable interest rate based on LIBOR (with a 2.0% floor), and at December 31, 2010 the interest rate on the term loan was 5.25%. See Note 5, “Interest Rate Swap Agreements,” for more on the Company’s effective rate of interest incurred on its outstanding borrowings.

Scheduled principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2010 are as follows:

	Payments Due by Period
	2011	2012-2013	2014-2015	2016 and Thereafter	Total
	(In thousands)
Long-term debt, including current portions	$2,600	$219,975	$—	$—	$222,575
Capital lease obligations	291	347	115	—	753
Total	$2,891	$220,322	$115	$—	$223,328

The term loan currently requires minimum principal repayments of $650,000 at the end of each calendar quarter with a final balloon payment due on October 30, 2013. Outstanding borrowings under the revolving credit facility are also due in full on October 30, 2013. Interest is payable quarterly on the term loan. For the revolving credit facility, interest is payable at least quarterly. Under the Company’s Credit Agreement, the Company may be required to make additional annual debt repayments if the Company generates excess cash flows and fails to comply with certain leverage ratios as defined in the Credit Agreement. During 2010, the Company made required quarterly repayments of $525,000 on the term loan, plus an excess cash flow payment of $5,875,000, related to results for the year ended December 31, 2009. The Company is not required to make any excess cash flow payments in 2011.

The Credit Agreement contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guaranties, mergers and consolidations, substantial asset sales, investments, loans, sales and leasebacks, dividends and distributions, and certain fundamental changes. Each of the direct and indirect domestic subsidiaries of the Company, and certain of its foreign subsidiaries, guarantee the obligations of the Company under the Credit Agreement. The Company’s and the subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their properties. In addition, the Credit Agreement requires the Company to meet certain financial tests.

In February 2009, the Company amended its Credit Agreement so that it could enhance certain operational and financial aspects of its business, including, among other things, undertaking an internal corporate realignment of certain of the Company’s operating subsidiaries and assets. A substantial portion of this realignment was completed in connection with the execution of this amendment. This corporate realignment did not impact the composition of the Company’s four operating segments. In addition, the amendment provided the Company with the ability to repurchase and retire, from time to time through December 2010, up to $25,000,000 of the outstanding term loan under the agreement. No additional repurchases or retirements were made in 2010 under this agreement.

In October 2009, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment affected the following changes to the Company’s Credit Agreement, among others: provided the Company the option to increase the revolving commitment amount or incur additional term loans under the Credit Agreement of up to a maximum of $50,000,000 in aggregate; extended the revolving credit termination date to October 30, 2013; modified the restricted payments basket; imposed a LIBOR floor of 2.0% on all LIBOR-based loans under the Credit Agreement; increased the applicable margin (as defined) and applicable commitment fee percentage; increased the unsecured indebtedness basket from $5,000,000 to $200,000,000, provided that 50% of the proceeds thereof are applied as a mandatory prepayment to the term loans and revolving loans, in that order under the Credit Agreement; and modified the maximum leverage ratio, defined as the ratio of consolidated debt to earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges (“EBITDA”).

In December 2010, the Company entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment"), which increased the amount of the term loan by $50,000,000, and required the Company to use the proceeds to fund $50,000,000 of its pension liabilities in December 2010 and January 2011. In addition, the Sixth Amendment affected the following changes to the Company's Credit Agreement, among others: increased the maximum Leverage Ratio to no more than (i) 3.50 to 1.00 through March 31, 2012, (ii) 3.00 to 1.00 from June 30, 2012 through December 31, 2012, and (iii) 2.50 to 1.00 from the fiscal quarter ending March 31, 2013 and thereafter; gave the Company the ability to obtain letters of credit in certain foreign currencies; and increased the cap on non-speculative hedging agreements to $100,000,000 from $50,000,000.

Under the Credit Agreement, the fixed charge coverage ratio, defined as the ratio of EBITDA to total fixed charges (consisting of scheduled principal payments and interest expense and restricted payments as defined in the Credit Agreement), must not be less than 1.50 to 1.00 for the four quarter period ending at the end of each fiscal quarter.

The covenants in the Credit Agreement also place certain restrictions on the Company’s ability to pay dividends to shareholders, including a $4,500,000 limit in any four quarter period if the Leverage Ratio is less than 3.25 to 1.00 but exceeds 2.25 to 1.00, and a $12,500,000 limit on dividend payments in any four quarter period if the leverage ratio is less than or equal to 2.25 to 1.00.

The Credit Agreement also provides for the Company and its consolidated subsidiaries to maintain a minimum net worth of at least the sum of (i) $150,000,000 plus (ii) 50% of the cumulative positive net income of the Company and its consolidated subsidiaries after the third quarter of 2006 plus (iii) any net proceeds from any underwritten public offering of any capital stock of the Company. Any non-cash adjustments after the third quarter of 2006 related to pension or other postretirement liabilities, goodwill and foreign currency translation are excluded from the determination of minimum net worth.

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

At December 31, 2010, the Company was in compliance with the financial covenants under the Credit Agreement. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Agreement. In such an event, the Company would need to obtain a waiver of the default or repay the outstanding indebtedness under the Credit Agreement. If the Company could not obtain a waiver on satisfactory terms, it could be required to renegotiate the Credit Agreement, or obtain other financing in order to repay all amounts due thereunder. Any such renegotiations, if successful, or any other financing, if completed, could result in less favorable terms, including higher interest rates, accelerated payments, and fees. No assurance can be provided that any necessary renegotiations or other financing arrangements could be completed in a timely manner, or at all.

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

In connection with the Fifth Amendment to the Company’s Credit Agreement, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, any future changes in the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. The pretax amount in accumulated other comprehensive loss at the time the hedge was discontinued was $2,652,000 and was $1,593,000 at December 31, 2009. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. As of December 31, 2010, all amounts had been reclassified from accumulated other comprehensive loss into earnings and the associated liability was reduced to zero upon expiration and settlement of the swap agreement.

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

At December 31, 2010, the fair value of the interest rate swap was a liability of $1,404,000 and the amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months was approximately $913,000.

The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the table below:

	Loss Recognized in Other Comprehensive Loss (“OCL”) on Derivative — Effective Portion		Loss Reclassified from Accumulated OCL into Income — Effective Portion(1)
Year Ended December 31,	2010	2009	2010	2009
	(In thousands)
Cash Flow Hedging Relationship:
Interest rate hedge	$1,826	$400	$821	$—
Interest Rate Swap Discontinued as a Cash Flow Hedge	$—	$947	$1,593	$4,425
______________________

(1)	The losses reclassified from accumulated other comprehensive loss into income (effective portion) are reported in Net Corporate Interest Expense on the Company’s Consolidated Statements of Operations.

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the years ended December 31, 2010, 2009 or 2008.

The balances and changes in accumulated other comprehensive loss related to the effective portions of the Company’s interest rate hedges for the year ended December 31, 2010 and 2009 were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
	(In thousands)
Amount in accumulated other comprehensive loss at beginning of period for effective portion of interest rate hedge, net of tax	$(1,354)	$(3,285)
Loss reclassified into income, net of tax	1,555	2,776
Loss recognized during period, net of tax	(1,072)	(845)
Amount in accumulated other comprehensive loss at end of period for effective portion of interest rate hedge, net of tax	$(871)	$(1,354)

The Company’s interest rate swap agreements contain a provision providing that if the Company is in default under its Credit Agreement (see Note 4, "Short-Term and Long-Term Debt, Including Capital Leases"), the Company may also be deemed to be in default under its interest rate swap agreements. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the interest rate swap agreements at values determined at the time of default. At December 31, 2010, no such default existed, and the Company had no assets posted as collateral under its interest rate swap agreements.

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

		Fair Value Measurements at
		December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Money market funds(1)	$16,093	$16,093	$—	$—
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap(2)	(1,404)	—	(1,404)	—
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Consolidated Balance Sheets as Cash and Cash Equivalents.

(2)
The fair value of the interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contracts and the forward interest rate curve adjusted for the Company’s credit risk. $913,000 of the fair value of the hedge instrument is included in Other Accrued Liabilities and $491,000 of the fair value of the hedge instrument is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets, based upon the term of the hedged item.

Fair Value Disclosures

The fair value of accounts payable and short-term borrowings approximates their carrying value due to the short-term nature of the instruments. The Company estimates the fair value of its term note payable based on a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. The fair value of the Company’s variable-rate long-term debt approximates carrying value at December 31, 2010.

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

	2010	2009	2008
	(In thousands)
Office space	$42,661	$44,069	$46,501
Automobiles	7,820	7,978	9,651
Computers and equipment	667	728	646
Total operating leases	$51,148	$52,775	$56,798

At December 31, 2010, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2011	$50,422
2012	42,366
2013	35,012
2014	27,585
2015	21,082
2016 and Thereafter	69,130
Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective February 9, 2010, the Company entered into a 10-year operating lease agreement for the lease of approximately 64,000 square feet of office space in Sunrise, Florida, primarily for our Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Included in the future minimum lease payments noted above are total lease payments of $11,670,000 related to this lease. Additionally, the Company is responsible for certain real estate taxes and other expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its corporate headquarters. The lease commenced on January 1, 2011 and was amended in January 2011 to include approximately 88,000 square feet. Included in the future minimum lease payments noted above are total lease payments of $17,670,000 related to the amended lease. Additionally, the Company is responsible for certain real estate taxes and operating expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $27,839,000 related to this lease. Additionally, the Company is responsible for certain property operating expenses, which are excluded from the table above. Leasehold improvements totaling $4,921,000 were funded by the lessor.

Included in the acquired commitments of BMSI was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments of $47,107,000 related to this Plantation, Florida lease. A majority of this office space is subleased at December 31, 2010. Under executed sublease arrangements at December 31, 2010 between the Company and sublessors, as described below, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2011	$2,689
2012	3,240
2013	3,299
2014	1,896
2015	1,448
2016-2021	9,397
Total minimum sublease payments to be received	$21,969

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

In 2009 and 2010, the Company entered into separate sublease agreements with another sublessor to sublease three of the four floors of our other leased building in Plantation, Florida. The subleases are for the remaining term of the Company’s lease on this building (expiring December 2021). This sublessor also had an option to lease the remaining space which expired unexercised. The Company recognized pretax losses of $2,663,000 and $1,810,000 on these subleases, which is included in "Restructuring and Other Costs" in the Company's Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

8.	Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	2010	2009	2008
	(In thousands)
U.S.	$12,018	$(146,898)	$6,190
Foreign	26,470	34,147	38,257
Income (loss) before taxes	$38,488	$(112,751)	$44,447

The provision for income taxes consisted of the following:

	2010	2009	2008
	(In thousands)
Current:
U.S. federal and state	$1,748	$(4,769)	$(166)
Foreign	5,254	6,924	11,483
Deferred:
U.S. federal and state	1,689	(823)	766
Foreign	1,021	1,286	(519)
Provision for income taxes	$9,712	$2,618	$11,564

Net cash payments for income taxes were $6,173,000, $10,301,000, and $7,975,000 in 2010, 2009, and 2008, respectively.

The provision for income taxes is reconciled to the federal statutory rate of 35% as follows:

	2010	2009	2008
	(In thousands)
Federal income taxes at statutory rate	$13,471	$(39,642)	$15,338
State income taxes, net of federal benefit	186	562	(223)
Foreign taxes	(5,600)	(4,400)	(2,110)
Credits	(2,577)	(4,074)	(3,468)
Goodwill & intangible asset impairments	2,906	49,191	—
Other	1,326	981	2,027
Provision for income taxes	$9,712	$2,618	$11,564

The Company does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. At December 31, 2010, such undistributed earnings totaled $71,142,000. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Accrued compensation	$11,360	$10,061
Accrued pension liabilities	94,755	93,838
Self-insured risks	13,215	13,303
Deferred revenues	14,611	18,598
Tax credit carryforwards	54,166	23,055
Net operating loss carryforwards	22,119	19,443
Other	—	1,773
Gross deferred income tax assets	210,226	180,071
Accounts receivable allowance	4,874	5,693
Prepaid pension cost	31,162	16,559
Unbilled revenues	24,383	15,233
Depreciation and amortization	59,986	58,948
Tax accruals and reserves	2,165	2,638
Other post-retirement benefits	798	863
Other	1,581	—
Gross deferred income tax liabilities	124,949	99,934
Net deferred income tax assets before valuation allowance	85,277	80,137
Valuation allowance	(10,493)	(9,640)
Net deferred income tax assets	$74,784	$70,497
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in deferred income tax liabilities	$16,858	$—
Current deferred income tax liabilities included in deferred income tax liabilities	(34,004)	—
Current deferred income tax assets included in deferred income tax assets	—	24,900
Current deferred income tax liabilities included in deferred income tax assets	—	(23,907)
Long-term deferred income tax assets included in deferred income tax assets	199,241	165,670
Long-term deferred income tax liabilities included in deferred income tax assets	(107,311)	(96,166)
Net deferred income tax assets	$74,784	$70,497

At December 31, 2010, the Company had deferred tax assets related to net operating loss carryforwards of $22,119,000. An estimated $6,502,000 of the deferred tax asset will not expire, and $15,617,000 will expire over the next 20 years if not utilized by the Company. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. At December 31, 2010, the Company has a $4,813,000 valuation allowance related to certain net operating loss carryforwards generated in its international operations. The remaining net operating loss deferred tax asset of $17,306,000 is expected to be fully utilized by the Company.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at January 1, 2008	$3,625
Additions based on tax provisions related to the current year	305
Additions for tax positions of prior years	18
Settlements	87
Lapses of applicable statutes of limitation	(682)
Balance at December 31, 2008	3,353
Additions based on tax provisions related to the current year	634
Changes in judgments or facts	(254)
Additions for tax positions of prior years	138
Settlements	(89)
Lapses of applicable statutes of limitation	(875)
Balance at December 31, 2009	2,907
Changes in judgments or facts	(130)
Additions for tax positions of prior years	(13)
Settlements	(48)
Lapses of applicable statutes of limitation	(411)
Balance at December 31, 2010	$2,305

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2010, 2009, and 2008, the Company recorded net interest income related to unrecognized tax benefits of $16,000, $248,000, and $29,000, respectively. Total accrued interest expense at December 31, 2010, 2009, and 2008, was $635,000, $651,000, and $899,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2010, 2009, and 2008 were $1,753,000, $2,215,000, and $2,455,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business globally and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing authorities throughout the world, including jurisdictions such as Canada, the United Kingdom, and the United States. With few exceptions, the Company is no longer subject to income tax examinations for years before 2004.

It is reasonably possible that a reduction in a range of $50,000 to $550,000 of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax uncertainties.

9.	Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company’s defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company’s defined benefit pension plans. A fixed number of U.S. employees, retirees, and eligible dependents are covered under a frozen post-retirement medical benefits plan. In addition, the Company sponsors two frozen nonqualified, unfunded defined benefit pension plans for certain employees and retirees.

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The Company’s cost for defined contribution plans totaled $21,537,000, $18,944,000, and $25,350,000 in 2010, 2009, and 2008, respectively. During 2009, the Company temporarily suspended Company contributions for certain defined contribution plans in the U.S.

The Company sponsors defined benefit pension plans in the U.S. and U.K. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan. The Company’s U.K. defined benefit pension plans were closed to new participants prior to October 31, 1997, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the plan was closed. Benefits payable under the Company’s U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on the frozen U.S. plan after December 31, 2002.

Benefits payable under the U.K. plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid from the U.K. plans are also subject to adjustments for the effects of inflation. In January 2011 the Company made a $20,000,000 contribution to its U.S. defined benefit pension plan. The Company expects to make contributions of approximately $6,900,000 to its U.K. defined benefit pension plans in 2011.

Certain other employees located in the Netherlands, Norway, and Germany (referred to herein as the “other international plans”) have retirement benefits that are accounted for as defined benefit pension plans under U.S. GAAP.

External trusts are maintained to hold assets of the Company’s defined benefit pension plans in the U.S. and U.K. The Company’s funding policy is to make cash contributions in amounts at least sufficient to meet regulatory funding requirements and, in certain instances, to make contributions in excess thereof if such contributions would otherwise be in accordance with the Company's capital allocation plans. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not recorded on the Company’s Consolidated Balance Sheets. Instead, the funded or unfunded status of the Company’s defined benefit pension plans are recorded on the Company’s Consolidated Balance Sheets based on the projected benefit obligations less the fair values of the plans’ assets.

The reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

	December 31,
	2010	2009
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$641,308	$537,712
Service cost	2,514	2,073
Interest cost	36,098	36,221
Employee contributions	679	768
Actuarial loss	38,300	91,798
Benefits paid	(32,431)	(32,277)
Foreign currency effects	(6,974)	5,013
End of measurement period	679,494	641,308
Fair Value of Plans’ Assets:
Beginning of measurement period	425,034	354,455
Actual return on plans’ assets	59,068	80,243
Employer contributions	64,015	17,795
Employee contributions	679	768
Benefits paid	(32,431)	(32,277)
Foreign currency effects	(5,406)	4,050
End of measurement period	510,959	425,034
Unfunded Status	$(168,535)	$(216,274)

Due to the frozen status of the U.S. plan and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefits obligations are not materially different.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

	2010	2009
	(In thousands)
Long-term accrued pension liability — U.S. plan	$97,622	$133,912
Long-term accrued pension liability — U.K. plans	44,410	54,905
Long-term accrued pension liability — other international plans	2,997	(1,310)
Pension obligations included in other noncurrent liabilities	3,209	3,450
Mandatory Company contributions in current liabilities	20,000	25,000
Pension obligations included in current liabilities	297	316
Accumulated other comprehensive loss, before income taxes	(265,166)	(263,438)

The following tables set forth the 2010 and 2009 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis.

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain at beginning of 2009	$(230,912)	$2,677
Amortization of net loss (gain) during 2009	7,543	(376)
Net loss arising during 2009	(41,957)	—
Currency translation for 2009	(413)	—
Net unrecognized actuarial (loss) gain at end of 2009	(265,739)	2,301
Amortization of net loss (gain) during 2010	10,815	(209)
Net loss arising during 2010	(15,023)	—
Currency translation for 2010	2,689	—
Net unrecognized actuarial (loss) gain at end of 2010	$(267,258)	$2,092

Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2011 for the U.S. and U.K. plans are $10,490,000 ($6,914,000 net of tax).

Net periodic benefit cost (credit) related to the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008 included the following components:

	2010	2009	2008
	(In thousands)
Service cost	$2,514	$2,073	$2,506
Interest cost	36,098	36,221	34,749
Expected return on assets	(35,684)	(30,212)	(41,981)
Amortization of intangible asset	45	241	236
Amortization of actuarial loss	10,770	7,302	3,703
Net periodic benefit cost (credit)	$13,743	$15,625	$(787)

Benefit cost for the U.S. defined benefit pension plan no longer includes service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Year	Expected Benefit Payments
(In thousands)
2011	$33,810
2012	35,023
2013	36,144
2014	37,328
2015	38,330
2016 — 2020	204,013

Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plan:	2010	2009
Discount rate used to compute benefit obligations	5.42%	5.88%
Discount rate used to compute periodic benefit cost	5.88%	6.70%
Expected long-term rates of return on plan’s assets	8.50%	8.50%

U.K. Defined Benefit Plans:	2010	2009
Discount rate used to compute benefit obligations	5.30%	5.70%
Discount rate used to compute periodic benefit cost	5.70%	7.30%
Expected long-term rates of return on plans’ assets	8.50%	8.50%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. Because of the reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets described below, the expected long-term rates of return on plan assets assumption used to determine 2011 net periodic pension cost were lowered to 8.00% and 8.25% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

The plans’ asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. defined benefit pension plans, were as follows:

	U.S. Plan		U.K. Plans
	2010	2009	2010	2009
Equity securities	51.6%	67.0%	66.0%	66.3%
Fixed income investments	45.1%	30.9%	33.7%	33.5%
Cash	3.3%	2.1%	0.3%	0.2%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

Investment objectives for the Company’s U.S. and U.K. pension plan assets are to ensure availability of funds for payment of plan benefits as they become due; provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility; protect the assets from erosion of purchasing power; and provide investment results that meet or exceed the plans' actuarially assumed long-term rate of return.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies recognize that the plans’ asset return requirements and risk tolerances will change over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves.

The fair value of the U.S. Plan and the U.K. Plans’ pension assets at December 31, 2010, by asset category, was as follows:

		U.S. Plan Assets
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$10,746	$10,746	$—	$—
Equity Securities:
U.S.	113,537	35,568	77,969	—
International	56,309	2,796	53,513	—
Fixed Income Securities:
U.S.	138,135	—	138,135	—
International	10,329	—	10,329	—
TOTAL	$329,056	$49,110	$279,946	$—

		U.K. Plans Assets
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$429	$429	$—	$—
Equity Securities:
U.S.	16,697	16,697	—	—
International	91,772	91,772	—	—
Fixed Income Securities	55,464	55,464	—	—
TOTAL	$164,362	$164,362	$—	$—

See Note 6, "Fair Value," for a definition of the fair value hierarchy.

10.    Common Stock

The Company's two classes of stock have essentially identical rights, except that shares of CRDA generally do not have any voting rights. Under the Company’s Articles of Incorporation, the Board of Directors may pay higher (but not lower) cash dividends on CRDA than on CRDB. As described in Note 11, "Stock-Based Compensation," certain shares of CRDA are issued with restrictions under executive compensation plans.

As disclosed in Note 4, "Short-Term and Long-Term Debt, Including Capital Leases," the Company’s Credit Agreement contains restrictions on dividends and distributions.

In April 1999, the Company’s Board of Directors authorized a discretionary share repurchase program for an aggregate of 3,000,000 shares of CRDA and CRDB. Through December 31, 2010, the Company has reacquired 2,150,876 shares of CRDA and 143,261 shares of CRDB at an average cost of $10.99 and $12.21 per share, respectively, under this program. No shares have been repurchased since 2004 under this program.

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

11.    Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and members of its board of directors. Only shares of CRDA can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation costs, estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at any date equals at least the portion of the grant-date value of an award that is vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $3,651,000, $5,510,000 and $5,858,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,070,000, $1,709,000, and $1,801,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the United States or the applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

During 2010, 2009 and 2008, the Company recognized no adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. The Company’s stock option plans have been approved by shareholders, although the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2010, 2009, and 2008, compensation expense of $225,000, $418,000 and $469,000, respectively, was recognized for employee stock option awards.

Historically, stock options granted to members of the Company’s Board of Directors typically were fully vested on grant date with a typical life of ten years. For the year ended December 31, 2008, compensation expense of $28,000 was recognized for directors’ stock options. No stock options were granted to employees or members of the Board of Directors in 2010 or 2009.

A summary of option activity as of December 31, 2010, and changes during 2010, 2009, and 2008, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2007	3,007	$8.10	4.7 years	$—
Granted	274	4.40
Exercised	(184)	7.03
Forfeited or expired	(369)	12.87
Outstanding at December 31, 2008	2,728	7.16	4.7 years	$2,008
Granted	—	—
Exercised	(3)	4.40
Forfeited or expired	(331)	10.18
Outstanding at December 31, 2009	2,394	6.74	3.3 years	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(714)	6.61
Outstanding at December 31, 2010	1,680	$6.80	3.4 years	$—
Vested at December 31, 2010	1,592	$6.93	3.2 years	$—
Exercisable at December 31, 2010	1,592	$6.93	3.2 years	$—

No stock options were granted in 2009 or 2010. The intrinsic value of all outstanding stock options at December 31, 2010 and 2009 was zero since the per share market price of CRDA was less than the exercise price of all outstanding stock options. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2008 was $2.55. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $611,000. The options exercised in 2009 had no intrinsic value. No options were exercised in 2010. The total fair value of stock options vesting during the years ended December 31, 2010, 2009, and 2008 was $236,000, $484,000, and $365,000, respectively.

At December 31, 2010, there was $72,000 of unrecognized compensation cost related to unvested stock options for employee stock option awards. This cost is being recognized on a straight-line basis and will be fully recognized by April 2011. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted and the grant-date fair values were fully expensed on grant date.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted-average assumptions:

2008
Expected dividend yield	—%
Expected volatility	48%
Risk-free interest rate	3.9%
Expected term of options	8 years

A dividend yield of zero was used in 2008 since the Company had not paid any cash dividends to shareholders since August 2006. The expected volatility of the price of CRDA was based on historical realized volatility. The risk-free interest rate was the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

Performance-Based Stock Grants

Performance share grants are made to key employees of the Company. Such employees are eligible to earn shares of CRDA upon the achievement of certain individual and corporate objectives. Grants of performance shares are made at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have lapsed. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA shares but not paid to holders of unvested/unissued performance grants. Compensation expense for each vesting tranche in the award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2010, and changes in 2010, 2009, and 2008, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	1,149,311	$5.20
Granted	1,217,300	4.02
Vested	(1,063,754)	4.66
Forfeited or unearned	(139,690)	4.80
Nonvested at December 31, 2008	1,163,167	4.49
Granted	452,826	5.68
Vested	(542,063)	4.45
Forfeited or unearned	(15,424)	5.33
Nonvested at December 31, 2009	1,058,506	4.86
Granted	430,000	2.97
Vested	(1,017,063)	4.48
Forfeited or unearned	(33,765)	5.12
Nonvested at December 31, 2010	437,678	3.91

The total fair value of the 1,017,063, the 542,063, and the 1,063,754 performance shares that vested in 2010, 2009, and 2008 was $4,559,000, $2,412,000, and $4,957,000, respectively.

Compensation expense recognized for all performance shares totaled $2,300,000, $3,514,000, and $4,481,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of December 31, 2010, there was an estimated $814,000 of unearned compensation cost for all nonvested performance shares. All of this unearned compensation cost is expected to be fully recognized by the end of 2012.

Restricted Shares

The Company’s Board of Directors may elect to issue restricted shares of CRDA in lieu of, or in addition to, cash payments to certain key employees. Employees receiving these shares have restrictions on the ability to sell the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. For grants of restricted shares of CRDA, vested and unvested shares issued are eligible to receive nonforfeitable dividends if dividends are declared by the Company’s Board of Directors. The grant-date fair value of a restricted share of CRDA is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

A summary of the status of the Company’s restricted shares of CRDA as of December 31, 2010, and changes during 2010, 2009, and 2008, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	75,136	$5.82
Granted	233,000	3.85
Vested	(126,868)	4.25
Nonvested at December 31, 2008	181,268	4.39
Granted	153,804	4.49
Vested	(259,172)	4.25
Nonvested at December 31, 2009	75,900	4.98
Granted	127,616	2.57
Vested	(166,866)	3.20
Forfeited or unearned	(11,450)	2.62
Nonvested at December 31, 2010	25,200	5.62

Compensation expense recognized for all restricted shares for the years ended December 31, 2010, 2009, and 2008 was $597,000, $1,080,000, and $515,000, respectively. As of December 31, 2010, there was $147,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized in 2011.

Employee Stock Purchase Plans

The Company has three employee stock purchase plans: the U.S. Plan, the U.K. Plan, and the International Plan. The U.S. Plan is also available to eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands. The International Plan is for eligible employees located in certain other countries who are not covered by the U.S. Plan or the U.K. Plan. All plans are compensatory. The International Plan was opened for eligible employees of our Australian operations in July 2010.

For the U.S., U.K. and International plans, the requisite service period is the period of time over which the employees contribute to the plans through payroll withholdings. For purposes of recognizing compensation expense, estimates are made for the total withholdings expected over the entire withholding period. The market price of a share of stock at the beginning of the withholding period is then used to estimate the total number of shares that will be purchased using the total estimated withholdings. Compensation cost is recognized ratably over the withholding period.

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of CRDA to eligible employees. Participating employees can elect to have up to $21,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends each June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

Since the U.S. Plan involves a look-back option, the calculation of compensation cost is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of CRDA. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one-year option to purchase 85% of a share of CRDA. This value is adjusted to reflect the effect of any estimated dividends that the employee will not receive during the life of the option component.

During the years ended December 31, 2010 and 2009, a total of 226,512 and 136,874 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at purchase prices of $2.09 and $3.11, respectively. At December 31, 2010, an estimated 311,000 shares will be purchased under the U.S. Plan in 2011. During the years ended December 31, 2010, 2009, and 2008, compensation expense of $406,000, $372,000, and $270,000, respectively, was recognized for the U.S. Plan.

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

For purposes of calculating the compensation expense for shares issuable under the U.K. Plan, the fair value of a share option is equal to 15% (the employee discount) of the market price of a share of CRDA at the beginning of the withholding period. No adjustment is made to reflect the effect of any estimated dividends that the employees will not receive during the life of the share option since employees are credited with interest by a third party on their withholdings during the withholding period.

At December 31, 2010, an estimated 1,072,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price for a share of CRDA under the U.K. Plan ranges from $1.87 to $5.05, and based on the price of CRDA at December 31, 2010, no shares will be purchased in 2011. For the years ended December 31, 2010, 2009, and 2008, compensation cost of $130,000, $124,000, and $94,000, respectively, was recognized for the U.K. Plan. During 2009 and 2008, a total of 2,478 shares and 3,568 shares, respectively, of CRDA were issued under the U.K. Plan. No shares were issued under the U.K. plan in 2010.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $25,000 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends each June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. The first purchase period under the International Plan began on July 1, 2010.

12.    Segment and Geographic Information

The Company’s four reportable operating segments are organized based upon the nature of services and/or geographic areas served and include: U.S. Property & Casualty which serves the U.S. property and casualty insurance company market, International Operations which serves the property and casualty insurance company markets outside of the U.S., Broadspire which serves the U.S. self-insurance marketplace, and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets. The Company’s four reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and CODM to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from segment operating earnings.

Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior periods are adjusted to reflect the current allocation process.

In the normal course of its business, the Company sometimes pays for certain out-of-pocket expenses that are reimbursed by its clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in the Company’s consolidated results of operations. However, in evaluating segment revenues, Company management excludes these reimbursements from segment revenues.

Financial information as of and for the years ended December 31, 2010, 2009, and 2008 covering the Company’s reportable segments was as follows:

	U.S. Property & Casualty	International Operations	Broadspire	Legal Settlement Administration	Total
	(In thousands)
2010
Revenues before reimbursements	$190,029	$430,709	$245,496	$164,183	$1,030,417
Operating earnings (loss)	11,512	34,894	(11,712)	47,661	82,355
Depreciation and amortization(1)	1,256	7,603	2,902	2,630	14,391
Assets	49,723	328,591	135,019	81,848	595,181
2009
Revenues before reimbursements	$207,450	$391,749	$288,650	$82,019	$969,868
Operating earnings (loss)	18,727	33,786	(1,602)	13,130	64,041
Depreciation and amortization(1)	1,198	6,769	3,169	2,581	13,717
Assets	52,995	315,170	142,556	55,227	565,948
2008
Revenues before reimbursements	$217,753	$444,056	$311,841	$74,932	$1,048,582
Operating earnings	22,614	39,517	3,526	10,814	76,471
Depreciation and amortization(1)	993	7,291	3,525	2,911	14,720
Assets	65,243	303,134	305,655	56,275	730,307
______________________

(1)	Excludes amortization expense of customer-relationship intangible assets.

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

	2010	2009	2008
	(In thousands)
U.S. Property & Casualty
Claims Field Operations	$124,346	$140,022	$154,601
Contractor Connection	20,174	16,329	11,799
Technical Services	30,172	28,992	28,429
Catastrophe Services	15,337	22,107	22,924
	$190,029	$207,450	$217,753
Broadspire
Claims Management Services	$108,316	$127,923	$144,941
Medical Management Services	118,378	142,296	146,179
Risk Management Information Services	18,802	18,431	20,721
	$245,496	$288,650	$311,841

Capital expenditures for the years ended December 31, 2010, 2009 and 2008 are shown in the following table:

	2010	2009	2008
	(In thousands)
U.S. Property & Casualty	$2,380	$2,763	$794
International Operations	6,412	6,296	10,111
Broadspire	9,197	9,938	14,918
Legal Settlement Administration	6,280	690	1,430
Corporate	3,510	5,022	4,758
Total capital expenditures	$27,779	$24,709	$32,011

The total of the Company’s reportable segments’ revenues reconciled to total consolidated revenues for the years ended December 31, 2010, 2009, and 2008 was as follows:

	2010	2009	2008
	(In thousands)
Segments’ revenues before reimbursements	$1,030,417	$969,868	$1,048,582
Reimbursements	80,384	78,334	87,334
Total consolidated revenues	$1,110,801	$1,048,202	$1,135,916

The Company’s reportable segments’ total operating earnings reconciled to consolidated income (loss) before income taxes for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(In thousands)
Operating earnings of all reportable segments	$82,355	$64,041	$76,471
Unallocated corporate/shared costs and credits, net	(6,671)	(10,714)	(6,728)
Goodwill and intangible asset impairment charges	(10,788)	(140,945)	—
Net corporate interest expense	(15,002)	(14,166)	(17,622)
Amortization of customer-relationship intangibles	(5,995)	(5,994)	(6,025)
Stock option expense	(761)	(914)	(861)
Other gains and expenses, net	(4,650)	(4,059)	(788)
Income (loss) before income taxes	$38,488	$(112,751)	$44,447

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2010 and 2009 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the International Operations segment, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

	2010	2009
	(In thousands)
Assets of reportable segments	$595,181	$565,948
Corporate assets:
Cash and cash equivalents	44,424	21,290
Unallocated allowances on receivables	(2,949)	(1,695)
Property and equipment	9,458	11,473
Capitalized software costs, net	48,438	43,081
Assets of deferred compensation plan	14,022	13,551
Capitalized loan costs	6,931	6,621
Deferred tax assets	91,930	70,497
Prepaid assets and other current assets	12,853	10,868
Other noncurrent assets	386	1,271
Total corporate assets	225,493	176,957
Total assets	$820,674	$742,905

 The Company’s most significant international operations are in the U.K. and Canada, as presented in the following table:

	U.K.	Canada	Other	Total
	(In thousands)
2010
Revenues before reimbursements	$134,072	$130,824	$165,813	$430,709
Long-lived assets	55,654	36,684	32,994	125,332
2009
Revenues before reimbursements	125,921	121,370	144,458	391,749
Long-lived assets	62,089	35,442	25,026	122,557
2008
Revenues before reimbursements	165,167	119,405	159,484	444,056
Long-lived assets	60,212	31,311	17,921	109,444

Substantially all international revenues were derived from the insurance company market.

13.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $205,371,000 and $242,334,000 at December 31, 2010 and 2009, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $406,958,000 and $578,821,000 at December 31, 2010 and 2009, respectively.

14.    Contingencies

As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2010, the aggregate amount committed under the facility was $20,319,000.

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

As previously disclosed, on October 31, 2006, the Company completed its acquisition of BMSI from Platinum. BMSI and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s acquisition of BMSI. Pursuant to the Stock Purchase Agreement, Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its consolidated financial statements.

Separately, the Company has asserted claims for damages from Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement, which claims are in arbitration (the "Legal Arbitration"). Any damages awarded by the arbitration panel in connection with the Legal Arbitration are limited by the Stock Purchase Agreement to $15.0 million. The Company expects this arbitration to be completed in 2011 but is unable to determine any possible outcome of this arbitration. Any recovery resulting from the Legal Arbitration could result in a gain and will be recorded in the period in which the settlement is reached.

In 2003, BMSI acquired NATLSCO, Inc. from a wholly-owned subsidiary of Lumbermens Mutual Casualty Company (“LMC”). BMSI assumed certain obligations to service and administer a population of claims outstanding at the 2003 acquisition date. Liquidity to support these casualty claims operations for the foreseeable future was provided by cash infused by LMC at the 2003 acquisition date, and a receivable held in trust, which has and will continue to be distributed to Broadspire in accordance with a trust agreement through August 2012. Broadspire received total distributions from this trust of $1,812,000 during 2010, $2,272,000 during 2009, and $4,693,000 during 2008. Broadspire’s revenues from LMC totaled $7,261,000 for 2010, $9,071,000 for 2009, and $10,710,000 for 2008. Accounts receivable from LMC included in accounts receivable in the Company’s Consolidated Balance Sheets were approximately $850,000 and $955,000 at December 31, 2010 and 2009, respectively.

15.    Restructuring Activities and Other Charges

In 2010, the Company recorded pretax restructuring charges of $1,987,000 for severance costs related to reductions in administrative staff and $2,663,000 on the partial sublease of our Broadspire facility in Plantation, Florida (see Note 7, “Commitments Under Operating Leases”).

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

16.    Subsequent Events

On February 1, 2011, the Board of Directors declared a quarterly dividend of $0.02 per share on CRDA and $0.02 per share on CRDB payable on March 22, 2011 to shareholders of record as of the close of business on March 7, 2011.

In February 2011, we entered into a U.S. dollar and Canadian dollar ("CAD") Cross Currency Basis Swap as an economic hedge to a CAD34.7 million intercompany note payable by our Canadian subsidiary to the U.S. parent. The swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap will be recorded in the income statement over the life of the swap and will substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

Management’s Statement on Responsibility for Financial Reporting

The management of Crawford & Company is responsible for the integrity and objectivity of the financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, using informed judgments and estimates where appropriate.

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

The Audit Committee of the Board of Directors, comprised solely of outside directors, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. The independent registered public accounting firm, Ernst & Young LLP, was selected by the Audit Committee of the Board of Directors. Both the internal auditors and Ernst & Young LLP have unrestricted access to the Audit Committee allowing open discussion, without management present, on the quality of financial reporting and the adequacy of accounting, disclosure and financial reporting controls.

/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and
Chief Executive Officer

/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President
and Chief Financial Officer

/s/ W. Forrest Bell
W. Forrest Bell
Vice President, Corporate
Controller, and Chief
Accounting Officer

March 4, 2011

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company’s internal control over financial reporting. The reports of Ernst & Young LLP are contained in Item 8 of this Annual Report on Form 10-K.

/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and
Chief Executive Officer

/s/ W. Bruce Swain, Jr.
W. Bruce Swain, Jr.
Executive Vice President
and Chief Financial Officer

/s/ W. Forrest Bell
W. Forrest Bell
Vice President, Corporate
Controller, and Chief
Accounting Officer

March 4, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Crawford & Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 4, 2011

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2010 Quarterly Period	First	Second	Third	Fourth(3)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$236,266	$238,151	$254,523	$301,477	$1,030,417
Reimbursements	15,787	17,835	23,587	23,175	80,384
Total revenues:	252,053	255,986	278,110	324,652	1,110,801
Total cost of services	192,333	194,259	208,759	243,896	839,247
Income (loss) before income taxes	3,953	(1,646)	15,276	20,905	38,488
U.S. Property & Casualty operating earnings (loss)(1)	5,096	3,271	3,597	(452)	11,512
International Operations operating earnings(1)	6,552	7,321	7,811	13,210	34,894
Broadspire operating loss(1)	(2,333)	(1,772)	(659)	(6,948)	(11,712)
Legal Settlement Administration operating earnings(1)	3,283	5,566	10,968	27,844	47,661
Unallocated corporate and shared costs, net	(141)	(1,384)	(826)	(4,320)	(6,671)
Net corporate interest expense	(4,137)	(3,672)	(3,923)	(3,270)	(15,002)
Stock option expense	(204)	(187)	(195)	(175)	(761)
Amortization of customer-relationship intangible assets	(1,500)	(1,499)	(1,497)	(1,499)	(5,995)
Goodwill and intangible asset impairment charges	—	(7,303)	—	(3,485)	(10,788)
Other losses	(2,663)	(1,987)	—	—	(4,650)
Income taxes	(893)	(865)	(2,180)	(5,774)	(9,712)
Net income attributable to noncontrolling interests	(6)	(16)	(106)	(320)	(448)
Net income (loss) attributable to Crawford & Company	$3,054	$(2,527)	$12,990	$14,811	$28,328
Earnings (loss) per share — basic(2)	$0.06	$(0.05)	$0.25	$0.28	$0.54
Earnings (loss) per share — diluted(2)	$0.06	$(0.05)	$0.24	$0.28	$0.53

2009 Quarterly Period	First	Second	Third	Fourth(4)	Full Year
Revenues from services:
Revenues before reimbursements	$236,083	$249,664	$245,752	$238,369	$969,868
Reimbursements	14,200	21,979	23,105	19,050	78,334
Total revenues:	250,283	271,643	268,857	257,419	1,048,202
Total cost of services	189,362	205,863	202,510	194,590	792,325
Income (loss) before income taxes	4,133	(86,274)	(37,559)	6,949	(112,751)
U.S. Property & Casualty operating earnings(1)	6,161	6,201	4,768	1,597	18,727
International Operations operating earnings(1)	7,406	8,471	7,462	10,447	33,786
Broadspire operating (loss) earnings(1)	(1,954)	(606)	(1,171)	2,129	(1,602)
Legal Settlement Administration operating earnings(1)	1,527	4,287	4,097	3,219	13,130
Unallocated corporate and shared costs, net	(1,976)	(5,294)	(878)	(2,566)	(10,714)
Net corporate interest expense	(3,485)	(3,640)	(3,126)	(3,915)	(14,166)
Stock option expense	(233)	(197)	(266)	(218)	(914)
Amortization of customer-relationship intangible assets	(1,498)	(1,496)	(1,500)	(1,500)	(5,994)
Goodwill and intangible asset impairment charges	—	(94,000)	(46,945)	—	(140,945)
Income taxes	(1,120)	(1,615)	(1,841)	1,958	(2,618)
Other losses	(1,815)	—	—	(2,244)	(4,059)
Net loss (income) attributable to noncontrolling interests	69	(235)	(110)	(38)	(314)
Net income (loss) attributable to Crawford & Company	$3,082	$(88,124)	$(39,510)	$8,869	$(115,683)
Earnings (loss) per share — basic(2)	$0.06	$(1.70)	$(0.76)	$0.17	$(2.23)
Earnings (loss) per share — diluted(2)	$0.06	$(1.70)	$(0.76)	$0.17	$(2.23)

__________________

(1)
This is a segment financial measure representing earnings (loss) before income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses and certain unallocated overhead corporate and shared costs. See Note 12, “Segment and Geographic Information,” to the audited consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)
During the fourth quarter of 2010, the Company recorded an additional net $3.5 million goodwill impairment charge related in part to additional consideration paid for the purchase of BMSI. See Note 3, “Goodwill and Intangible Assets", to the audited consolidated financial statements contained in this Item 8.

(4)
During the fourth quarter of 2009, the Company recognized pretax charges of $2,244,000 for restructuring expenses and a sublease agreement. See Note 15, “Restructuring Activities and Other Charges”, to the audited consolidated financial statements contained in this Item 8.

ITEM 9A.    CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act, designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2010.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

(b) Management’s Report on Internal Control over Financial Reporting

The report of management of the Registrant regarding internal control over financial reporting is included in Item 8, "Report of Management on Internal Control over Financial Reporting.”

(c) Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, "Report of Independent Registered Public Accounting Firm.”

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, "Executive Officers," “Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance—Director Compensation,” and “Report of the Nominating/Corporate Governance/Compensation Committee of the Board of Directors on Executive Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the caption “Ratification of Independent Auditors — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements — December 31, 2010, 2009, and 2008

2.  Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in Note 1 to the Consolidated Financial Statements in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010, and is incorporated herein by reference.

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

10.1*	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Document

10.2*	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.3*
Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.4*	Crawford & Company Non-Employee Director Stock Plan (incorporated by reference to Appendix C of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10.5*
Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6*
Crawford & Company 1996 Employee Stock Purchase Plan, as amended, (incorporated by reference to Appendix A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 4, 2010).

10.7*
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

10.9*
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

10.11*
Crawford & Company Executive Stock Bonus Plan, as amended and restated March 1, 2008 (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).

10.12*
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

10.14*	Crawford & Company U.K. ShareSave Scheme, as amended (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 4, 2010).
10.15*	Crawford & Company International Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10.16*
Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.17*
Crawford & Company Short-Term Incentive Plan adopted February 27, 2008 under the terms of the Registrant’s 2007 Management Team Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18*
Change of Control and Severance Agreement between Thomas W. Crawford and the Registrant, dated February 1, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005).

10.19*
Employment Agreement between Thomas W. Crawford and the Registrant, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009).

10.20*
Change of Control and Severance Agreement between Kevin B. Frawley and the Registrant, dated February 23, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

10.21*
Terms of Employment Agreement between Allen W. Nelson and the Registrant, dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

Exhibit No.	Document

10.22*
Employment Agreement by and between the Registrant and Jeffrey T. Bowman, dated August 7, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.23*
Terms of Employment Agreement between W. Bruce Swain and the Registrant, dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.24*
Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, executed September 19, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.25*
Amendment to Crawford & Company, The Garden City Group, Inc., Employment Agreement for David A. Isaac, dated March 26, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

10.26*
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

10.32*
Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.33*
Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.34*
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

Exhibit No.	Document

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

10.43
Sixth Amendment to Credit Agreement, dated as of December 17, 2010, by and among the Registrant, Crawford & Company International, Inc., SunTrust Bank, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010).

10.44*	Director Compensation Summary Term Sheet (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.

_____________
*    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 4, 2011	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 4, 2011	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 4, 2011	/s/ W. Bruce Swain, Jr.
W. BRUCE SWAIN, JR., Executive Vice President-Finance (Principal Financial Officer)

Date	March 4, 2011	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	March 4, 2011	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	March 4, 2011	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	March 4, 2011	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 4, 2011	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	March 4, 2011	/s/ Russel L. Honoré
RUSSEL L. HONORÉ, Director

Date	March 4, 2011	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	March 4, 2011	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 4, 2011
CLARENCE H. RIDLEY, Director

Date	March 4, 2011	/s/ E. Jenner Wood, III
E. JENNER WOOD, III , Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.