Form 10-Q
period 2011-03-31
CRAWFORD & CO
filed 2011-05-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of April 29, 2011 was as follows:

Class A Common Stock, $1.00 par value: 28,782,546
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2011

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010	3

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010	6

	Condensed Consolidated Statements of Shareholders' Investment, Noncontrolling Interests, and Comprehensive Income (Loss) (unaudited) as of and for the three-month periods ended March 31, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Report of Independent Registered Public Accounting Firm	17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

Signatures		34
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:

Revenues before reimbursements	$285,038	$236,266
Reimbursements	19,070	15,787

Total Revenues	304,108	252,053

Costs and Expenses:

Costs of services provided, before reimbursements	206,942	176,546
Reimbursements	19,070	15,787
Total costs of services	226,012	192,333

Selling, general, and administrative expenses	55,996	48,967

Corporate interest expense, net of interest income of $219 and $103, respectively	4,136	4,137

Loss on sublease	—	2,663

Total Costs and Expenses	286,144	248,100

Income Before Income Taxes	17,964	3,953

Provision for Income Taxes	6,037	893

Net Income	11,927	3,060

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(220)	6

Net Income Attributable to Shareholders of Crawford & Company	$12,147	$3,054
Earnings Per Share:
Basic	$0.23	$0.06
Diluted	$0.23	$0.06

Weighted-Average Shares Used For:
Basic Earnings Per Share	53,081	52,387
Diluted Earnings Per Share	53,504	52,915

Cash Dividends per Share:
Class A and Class B Common Stock	$0.02	$—
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	March 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$46,732	$93,540
Accounts receivable, less allowance for doubtful accounts of $11,578 and $10,516, respectively	167,832	142,521
Unbilled revenues, at estimated billable amounts	129,606	122,933
Prepaid expenses and other current assets	21,914	20,411
Total Current Assets	366,084	379,405

Property and Equipment:
Property and equipment	152,223	149,444
Less accumulated depreciation	(108,633)	(106,073)
Net Property and Equipment	43,590	43,371

Other Assets:
Goodwill	126,982	125,764
Intangible assets arising from business acquisitions, net	98,609	97,881
Capitalized software costs, net	55,540	55,204
Deferred income tax assets	90,968	91,930
Other noncurrent assets	26,197	27,119
Total Other Assets	398,296	397,898

TOTAL ASSETS	$807,970	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands except par value amounts)

		*
	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$14,000	$—
Accounts payable	46,649	53,517
Accrued compensation and related costs	72,406	90,590
Self-insured risks	15,669	15,094
Income taxes payable	5,411	2,558
Deferred income taxes	17,439	17,146
Deferred rent	15,539	15,750
Other accrued liabilities	38,048	31,097
Deferred revenues	50,640	48,198
Mandatory contributions due to pension plan	—	20,000
Current installments of long-term debt and capital leases	2,785	2,891
Total Current Liabilities	278,586	296,841

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	219,829	220,437
Deferred revenues	29,323	30,048
Self-insured risks	15,313	18,274
Accrued pension liabilities, less current mandatory contributions	142,395	145,030
Other noncurrent liabilities	15,433	14,813
Total Noncurrent Liabilities	422,293	428,602

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,782 and 28,002 shares issued and outstanding, respectively	28,782	28,002
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding	24,697	24,697
Additional paid-in capital	30,286	32,348
Retained earnings	179,869	168,791
Accumulated other comprehensive loss	(161,605)	(164,322)
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	102,029	89,516

Noncontrolling interests	5,062	5,715
Total Shareholders’ Investment	107,091	95,231

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$807,970	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$11,927	$3,060
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	7,723	7,592
Stock-based compensation	370	777
Loss on disposals of property and equipment, net	8	18
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(24,484)	(13,962)
Unbilled revenues, net	(6,192)	(5,877)
Accrued or prepaid income taxes	3,113	3,486
Accounts payable and accrued liabilities	(17,845)	(10,316)
Deferred revenues	1,741	3,079
Accrued retirement costs	(24,296)	(11,056)
Prepaid expenses and other operating activities	(2,285)	(602)
Net cash used in operating activities	(50,220)	(23,801)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(3,683)	(2,035)
Proceeds from disposals of property and equipment	16	17
Capitalization of computer software costs	(2,615)	(3,645)
Payments for business acquisitions, net of cash acquired	(2,625)	—
Net cash used in investing activities	(8,907)	(5,663)

Cash Flows From Financing Activities:
Cash dividends paid	(1,069)	—
Shares used to settle withholding taxes under stock-based compensation plans	(1,652)	(703)
Increases in short-term borrowings	16,148	16,378
Payments on short-term borrowings	(144)	(688)
Payments on long-term debt and capital lease obligations	(713)	(6,438)
Other financing activities	(6)	(39)
Net cash provided by financing activities	12,564	8,510

Effects of exchange rate changes on cash and cash equivalents	(245)	(1,106)

Decrease in cash and cash equivalents	(46,808)	(22,060)
Cash and cash equivalents at beginning of year	93,540	70,354
Cash and cash equivalents at end of period	$46,732	$48,294
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT,
 NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Comprehensive income (loss) — Note 3	—	—	—	12,147	2,717	14,864	(653)	14,211
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	$28,782	$24,697	$30,286	$179,869	$(161,605)	$102,029	$5,062	$107,091

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2010	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 3	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	$27,767	$24,697	$29,232	$143,517	$(165,689)	$59,524	$4,562	$64,086

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the Company's condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
In the first quarter of 2011, the Company realigned two of its reportable segments by moving the Canada and Latin America/Caribbean operations from the former International Operations segment to the new Americas segment. In addition, the Company's former U.S. Property & Casualty segment is now included in the new Americas segment. The results of the former U.S. Property & Casualty segment will no longer be reported separately. The remaining operations in the former International Operations segment will now be called “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP”. EMEA/AP will continue to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia). The results of the former International Operations segment will no longer be reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments does not have any impact on previously reported consolidated financial results.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2011 and December 31, 2010, the liabilities of the deferred compensation plan were $9,493,000 and $9,503,000, respectively, and the values of the assets held in the related rabbi trust were $14,143,000 and $14,022,000, respectively. These liabilities and assets are included in Other Noncurrent Liabilities and Other Noncurrent Assets on the Company's Condensed Consolidated Balance Sheets, respectively.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Adoption of New Accounting Standards
Fair Value Disclosures
On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which were effective for the Company beginning January 1, 2011.
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows.
Multiple-Deliverable Revenue Arrangements
 On October 7, 2009, the FASB issued ASU 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation is no longer permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
Stock-Based Compensation
 In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as liabilities. ASU 2010-13 was effective for the Company beginning on January 1, 2011. However, the adoption of ASU 2010-13 did not change the Company’s current accounting for its stock-based compensation awards as equity awards since ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which the entity’s equity securities trade.

3. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31, 2011
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income (Loss)	$12,147	$(220)	$11,927
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss)	885	(433)	452
Interest rate swap agreement, net of taxes:
Loss reclassified into income	146	—	146
Loss recognized during period	(41)	—	(41)
Amortization of cost of retirement plans, net of taxes	1,727	—	1,727
Total Comprehensive Income (Loss)	$14,864	$(653)	$14,211

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2010
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$3,054	$6	$3,060
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(1,573)	(9)	(1,582)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	679	—	679
Loss recognized during period	(926)	—	(926)
Amortization of cost of retirement plans, net of taxes	1,534	—	1,534
Total Comprehensive Income (Loss)	$2,768	$(3)	$2,765

4. Net Income Attributable to Shareholders of Crawford & Company per Common Share
Both classes of the Company’s common stock, Common Stock Class A (“CRDA”) and Common Stock Class B (“CRDB”), share equally in the Company’s earnings for purposes of computing earnings per share (“EPS”).
The computations of basic and diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
(in thousands, except earnings per share)	March 31, 2011	March 31, 2010
Net income attributable to shareholders of Crawford & Company	$12,147	$3,054
Weighted average common shares used to compute basic earnings per share	53,081	52,387
Dilutive effect of shares issuable under stock-based compensation plans	423	528
Weighted-average common share equivalents used to compute diluted earnings per share	53,504	52,915
Basic earnings per share	$0.23	$0.06
Diluted earnings per share	$0.23	$0.06
Weighted-average outstanding stock options to purchase approximately 1,538,000 and 2,241,000 shares of CRDA were excluded from the computations of diluted EPS for the three months ended March 31, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. In addition, performance stock grants of approximately 677,000 shares of CRDA were excluded from the computation of EPS for the quarter ended March 31, 2011 because the expected performance conditions had not been met as of March 31, 2011. Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have been achieved. The performance goals for 226,000 of these performance stock grants are expected to be achieved at the end of 2011.
During the three months ended March 31, 2011, a total of 59,000 additional shares of restricted stock were issued, and 721,000 shares were issued for vested performance stock shares.

5. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. At March 31, 2011 and December 31, 2010, the fair value of the Company's interest rate swap was a liability of $1,235,000 and $1,404,000, respectively. The amount of gain/loss recognized in income/expense for the ineffective portion excluded from any effectiveness testing was not material for the three months ended March 31, 2011 and 2010. The pretax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to March 31, 2011 is approximately $879,000. The notional amount of the swap was reduced from $90,000,000 to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap agreement and believes the risk of nonperformance by such party is minimal.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Loss Recognized in
	Other Comprehensive Loss		Loss Reclassified from
	(“OCL”) on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Three Months Ended March 31,	2011	2010	2011	2010
Cash Flow Hedging Relationship:
Interest rate hedge	$67	$1,591	$236	$—
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	—	1,000
___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in Net Corporate Interest Expense in the Company’s Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(871)	$(1,354)
Loss reclassified into income, net of tax	146	679
Loss recognized during period, net of tax	(41)	(926)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(766)	$(1,601)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable by our Canadian subsidiary to the U.S. parent. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in Selling, General and Administrative Expenses in the Company’s Condensed Consolidated Statements of Operations over the term of the swap and is expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not totally offset changes in the value of the intercompany note as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At March 31, 2011 the fair value of the cross currency basis swap was a liability of $1,691,000.The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
The Company’s swap agreements contain provisions providing that if the Company is in default under its Credit Agreement, the Company may also be deemed to be in default under its swap agreements. If there was such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At March 31, 2011, no such default existed, and the Company had no assets posted as collateral under its swap agreements.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2011
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,094	$2,094	$—	$—
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	(1,235)	—	(1,235)	—
Derivative not designated as hedging instrument:
Cross currency basis swap (3)	(1,691)	—	(1,691)	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. Approximately $879,000 of the fair value of the hedge instrument is included in Other Accrued Liabilities and $356,000 of the fair value of the hedge instrument is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet, based upon the term of the hedged item.

(3)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. Approximately $599,000 of the fair value of the instrument is included in Other Accrued Liabilities and $1,092,000 of the fair value of the instrument is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet.

Fair Value Disclosures
The fair values of accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of these instruments.
The carrying value of the Company’s term note payable was $221,925,000 at March 31, 2011. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on trading activity for the term note and estimates provided by the administrative agent under its credit facility. At March 31, 2011, the Company estimated the value of its term note payable to be approximately $223,313,000.

7. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and March 31, 2011 and 2010 included the following components:

	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
Service cost	$634	$620
Interest cost	8,828	9,069
Expected return on assets	(10,178)	(8,987)
Amortization of transition asset	11	11
Amortization of actuarial loss	2,701	2,657
Net periodic benefit cost	$1,996	$3,370

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three-month period ended March 31, 2011, the Company made contributions of $20,000,000 and $1,708,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $10,000,000 and $1,230,000, respectively, for the comparable period in 2010.

8. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2011, the Company estimates that its effective annual income tax rate for 2011 will be approximately 28% to 30% before considering discrete items.

9. Segment Information
In the first quarter of 2011, the Company realigned two of its reportable segments by moving the Canada and Latin America/Caribbean operations from the former International Operations segment to the new Americas segment. In addition, the Company's former U.S. Property & Casualty segment is now included in the new Americas segment. The results of the former U.S. Property & Casualty segment will no longer be reported separately. The remaining operations in the former International Operations segment will now be called “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP”. EMEA/AP will continue to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia). The results of the former International Operations segment will no longer be reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments does not have any impact on previously reported consolidated financial results. Financial information for the three months ended March 31, 2011 and 2010 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
Revenues:
Americas	$85,317	$84,869
EMEA/AP	79,775	68,776
Broadspire	59,796	61,963
Legal Settlement Administration	60,150	20,658
Total Segment Revenues before Reimbursements	285,038	236,266
Reimbursements	19,070	15,787
Total Revenues	$304,108	$252,053

Operating Earnings (Loss):
Americas	$3,114	$6,849
EMEA/AP	7,152	4,813
Broadspire	(3,160)	(2,333)
Legal Settlement Administration	16,998	3,283
Total Segment Operating Earnings	24,104	12,612

Deduct:
Unallocated corporate and shared costs, net	(350)	(155)
Loss on sublease	—	(2,663)
Net corporate interest expense	(4,136)	(4,137)
Amortization of customer-relationship intangible assets	(1,499)	(1,500)
Stock option expense	(155)	(204)
Income before Income Taxes	$17,964	$3,953
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
Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period results are adjusted to reflect the current allocation methods.
Revenue by major service line in the U.S. and by area for other regions for the Americas segment and by major service line for the Broadspire segment is shown in the following table. It is not practicable to provide revenue by service line for the EMEA/AP segment. Legal Settlement Administration considers all of its revenue to be derived from one service line.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
Americas
Claims Field Operations	$28,295	$33,169
Contractor Connection	5,879	5,508
Technical Services	8,520	7,250
Catastrophe Services	5,388	3,234
Subtotal U.S. Property & Casualty	$48,082	$49,161
Canada--all service lines	34,498	32,309
Latin America/Caribbean--all service lines	2,737	3,399
Total Americas	$85,317	$84,869

Broadspire
Claims Management Services	$25,437	$27,071
Medical Management Services	29,887	30,221
Risk Management Information Services	4,472	4,671
Total Broadspire	$59,796	$61,963

10. Commitments and Contingencies
The Company’s and its subsidiary guarantors’ obligations under the Credit Agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s Credit Agreement, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2011, the aggregate committed amount of letters of credit outstanding under the Credit Agreement was $20,319,000.
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
As previously disclosed, on October 31, 2006, the Company completed its acquisition of Broadspire Management Services, Inc. (“BMSI”) from Platinum Equity, LLC (“Platinum”). BMSI and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s acquisition of BMSI. Pursuant to the agreement under which the Company acquired BMSI (the “Stock Purchase Agreement”), Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its condensed consolidated financial statements.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Separately, the Company has asserted claims for damages from Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement, which claims are in arbitration (the "Legal Arbitration"). Any damages awarded by the arbitration panel in connection with the Legal Arbitration are limited by the Stock Purchase Agreement to approximately $16.0 million. The Company expects this arbitration to be completed in 2011 but is unable to determine any possible outcome of this arbitration. Any recovery resulting from the Legal Arbitration would result in a gain and will be recorded in the period in which the settlement is reached.

11. Loss on Sublease
During October 2009, the Company entered into a sublease agreement with respect to a portion of a leased office building in Plantation, Florida, that was utilized by its Broadspire operations. At that time, the Company realized a pretax loss of $1,810,000 on that phase of the sublease. This sublease agreement provided the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. In February 2010, the Company recognized a pretax loss of approximately $2,663,000 on that phase of the sublease, which is included in Loss on Sublease on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. For the space subleased in February 2010, the Company expects to receive approximately $9,318,000 in additional sublease payments from the sublessor over the life of the sublease. This sublease loss is not reported within the operating results for the Broadspire segment, but instead is reported as a corporate charge. As a result of the subleases, during the first quarter of 2010, the Company relocated its Broadspire operations in Broward County, Florida to another leased building. This sublessor of the Plantation lease also had an option to lease the remaining space which expired unexercised. The Company is determining its future needs for this space.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of shareholders' investment, noncontrolling interests, and comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2010, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests, and comprehensive income (loss), and cash flows for the year then ended (not presented herein) and in our report dated March 4, 2011, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification ASC 810, Consolidation) and FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (codified in FASB Accounting Standards Codification ASC 260, Earnings Per Share).
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 5, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, projections regarding payments under existing earnout agreements, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	declines in the volume of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in overall employment levels and associated workplace injury rates in the U.S.,

•	unfavorable outcomes in any current or future legal proceedings, including our various arbitration proceedings relating to the acquisition of Broadspire Management Services, Inc,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with any applicable debtor or other covenant in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	our failure to complete the implementation of RiskTech on schedule, and

•	impairment of goodwill or our other indefinite-lived intangible assets.
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2011 contained in Item 1 of this Quarterly Report on Form 10-Q and 2) our Annual Report on Form 10-K for the year ended December 31, 2010. The financial results of our international subsidiaries comprising our Americas and EMEA/AP segments, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively.
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. In the first quarter of 2011, the Company realigned two of its reportable segments by moving the Canada and Latin America/Caribbean operations from the former International Operations segment to the new Americas segment. In addition, the Company's former U.S. Property & Casualty segment is now included in the new Americas segment. The results of the former U.S. Property & Casualty segment will no longer be reported separately. The remaining operations in the former International Operations segment will now be called “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP”. EMEA/AP will continue to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia). The results of the former International Operations segment will no longer be reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments does not have any impact on previously reported consolidated financial results.
Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company markets in Europe, including the U.K., the Middle East, Africa, and Asia Pacific, including Australia and New Zealand. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.
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
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. Either of these factors will usually lead the insurance industry to transition to a hard market. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase, sometimes quite dramatically. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. During 2010 and into 2011, the insurance industry underwriting cycle could be characterized as a soft market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 20.6% for the three months ended March 31, 2011 compared with the same period of 2010. The increase in revenues for the quarter was primarily due to increases in our Legal Settlement Administration and EMEA/AP segments. The increases in these segments were partially offset by a revenue decline in our Broadspire segment.
Excluding the impact of foreign currency translation, consolidated revenues before reimbursements during the first quarter of 2011 were 19.8% higher than revenues in the first quarter of 2010. Revenues in our Americas segment decreased by 2.1% on a constant dollar basis in the first quarter of 2011 compared with the first quarter of 2010. Revenues in our EMEA/AP segment increased by 16.4% on a constant dollar basis in the first quarter of 2011 compared with the first quarter of 2010.
Consolidated net income for the three months ended March 31, 2010 included a pretax charge of $2.7 million, or $2.0 million after income tax, for the loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida.
Selling, General, and Administrative (“SG&A”) expenses were 14.4% higher in the quarter ended March 31, 2011 compared with the same period of 2010. The increase was due primarily to $1.9 million in higher expenses associated with our professional indemnity self-insured risks, a $1.5 million increase in bad debt expense, a $1.4 million increase in professional fees, the majority of which was associated with the implementation of Broadspire's RiskTech claims system, severance costs in Canada and Brazil and higher incentive compensation costs.
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
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is based on statutory rates in effect in each of the jurisdictions where we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
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
Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income attributable to Crawford & Company and net income attributable to Crawford & Company, were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2011	March 31, 2010	% Change

Revenues:
Americas	$85,317	$84,869	0.5%
EMEA/AP	79,775	68,776	16.0%
Broadspire	59,796	61,963	(3.5)%
Legal Settlement Administration	60,150	20,658	191.2%
Total revenues, before reimbursements	285,038	236,266	20.6%
Reimbursements	19,070	15,787	20.8%
Total Revenues	$304,108	$252,053	20.7%

Direct Compensation & Fringe Benefits:
Americas	$56,006	$53,969	3.8%
% of related revenues before reimbursements	65.6%	63.6%
EMEA/AP	52,617	48,051	9.5%
% of related revenues before reimbursements	66.0%	69.9%
Broadspire	34,714	37,179	(6.6)%
% of related revenues before reimbursements	58.1%	60.0%
Legal Settlement Administration	19,644	10,076	95.0%
% of related revenues before reimbursements	32.7%	48.8%
Total	$162,981	$149,275	9.2%
% of Revenues before reimbursements	57.2%	63.2%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$26,197	$24,051	8.9%
% of related revenues before reimbursements	30.8%	28.3%
EMEA/AP	20,006	15,912	25.7%
% of related revenues before reimbursements	25.0%	23.1%
Broadspire	28,242	27,117	4.1%
% of related revenues before reimbursements	47.2%	43.8%
Legal Settlement Administration	23,508	7,299	222.1%
% of related revenues before reimbursements	39.0%	35.3%
Total before reimbursements	97,953	74,379	31.7%
% of Revenues before reimbursements	34.4%	31.5%
Reimbursements	19,070	15,787	20.8%
Total	$117,023	$90,166
% of Revenues	38.5%	35.8%

Operating Earnings (Loss):
Americas	$3,114	$6,849	(54.5)%
% of related revenues before reimbursements	3.6%	8.1%
EMEA/AP	7,152	4,813	48.6%
% of related revenues before reimbursements	9.0%	7.0%
Broadspire	(3,160)	(2,333)	(35.4)%
% of related revenues before reimbursements	(5.3)%	(3.8)%
Legal Settlement Administration	16,998	3,283	417.8%
% of related revenues before reimbursements	28.3%	15.9%

Deduct:
Unallocated corporate and shared costs, net	(350)	(155)	125.8%
Loss on sublease	—	(2,663)	nm
Net corporate interest expense	(4,136)	(4,137)	—%
Amortization of customer-relationship intangible assets	(1,499)	(1,500)	(0.1)%
Stock option expense	(155)	(204)	(24.0)%
Pretax Income	17,964	3,953	354.4%
Provision for income taxes	(6,037)	(893)	576.0%
Net Income	11,927	3,060	289.8%
Less: Net (loss) income attributable to noncontrolling interests	(220)	6	nm
Net income attributable to shareholders of Crawford & Company	$12,147	$3,054	297.7%

nm = not meaningful

AMERICAS
Operating earnings for our Americas segment decreased from $6.8 million, or 8.1% of revenues before reimbursements, in the first quarter of 2010, to $3.1 million, or 3.6% of revenues before reimbursements, in the first quarter of 2011. The decline in Americas operating earnings was primarily due to lower revenue in U.S. claim field operations and in Brazil, higher costs in the U.S. due to the increased use of outside contractors and higher bad debt expense.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network, technical services, and catastrophe services. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2011	March 31, 2010	Variance
Claims Field Operations	$28,295	$33,169	(14.7)%
Contractor Connection	5,879	5,508	6.7%
Technical Services	8,520	7,250	17.5%
Catastrophe Services	5,388	3,234	66.6%
Subtotal U.S. Property & Casualty	$48,082	$49,161	(2.2)%
Canada--all service lines	34,498	32,309	6.8%
Latin America/Caribbean--all service lines	2,737	3,399	(19.5)%
Total Revenues before Reimbursements	$85,317	$84,869	0.5%
The overall revenue decrease in the first quarter of 2011 in U.S. Property & Casualty was due to a decline in Claims Field Operations revenues caused by reduced property, casualty, vehicle and warranty services claims. These reductions were partially offset by increases in revenues from our direct repair network, Contractor Connection, and in Technical Services and Catastrophe Services. Technical Services revenues increased as a result of an increase in the number of cases received and an increase in the severity and difficulty of the cases currently being handled. Catastrophe revenues increased due primarily to increased revenues from U.S. catastrophe adjusters working weather related claims in Australia and from assistance provided to our Legal Settlement Administration segment in connection with a special project.
The overall revenue increase in the first quarter of 2011 in Canada was due to the net positive impact of changes in currency exchange rates as revenue in local currency was flat compared to 2010. The mix of cases received also changed in the quarter resulting in flat revenue growth in local currency despite an increase in the number of cases received compared to 2010. The change in mix is the result of a decline in volume of certain higher margin claims resulting from certain legislative changes implemented in Canada last year, offset by increases in lower margin weather-related claims.
Revenue in Latin America and the Caribbean decreased in the first quarter of 2011 primarily due to a decline in revenues in Brazil as a result of the turnover in key management personnel. The turnover in key management personnel resulted in fewer cases referred to us during the transition.
For the three months ended March 31, 2011 compared to the same period during 2010, the U.S. dollar weakened against most foreign currencies in Canada, Latin America and the Caribbean, increasing revenues before reimbursements by 2.7%. Also contributing to the overall 0.5% revenue increase in the first quarter of 2011 compared with the same period in 2010 was an overall slightly favorable change in the mix of services provided and in the rates charged for those services, despite the unfavorable change in mix in Canada, which we believe increased revenues by approximately 0.3%. The favorable impact of the weakened U.S dollar and change in mix was offset by a 2.5% decline in segment unit volume, measured principally by cases received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment increased to $3.8 million for the three months ended March 31, 2011, from $3.4 million for the three months ended March 31, 2010.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2011	March 31, 2010	Variance
Claims Field Operations	54,385	62,288	(12.7)%
Contractor Connection	49,647	45,649	8.8%
Technical Services	1,899	1,846	2.9%
Catastrophe Services	2,783	4,339	(35.9)%
Subtotal U.S. Property & Casualty	108,714	114,122	(4.7)%
Canada--all service lines	30,288	25,342	19.5%
Latin America/Caribbean--all service lines	14,567	18,011	(19.1)%
Total Americas Cases Received	153,569	157,475	(2.5)%
The 2011 decrease in claims from Claims Field Operations was due primarily to lower industry-wide claims volumes, which have resulted in fewer claims referred to us from our clients and the trend for insurance companies to use Contractor Connection for high-frequency, low-severity claims and Technical Services for high-severity claims. The 2011 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. The 2011 decrease in catastrophe services was due to a reduction in weather-related events in the U.S. Technical Services claims increased in 2011 due primarily to an increase in adjusters, new accounts and a shift of high-severity claims from Claims Field Operations.
The 2011 increase in cases in Canada was due to an increase in weather-related activity. The 2011 decrease in cases in Latin America and the Caribbean was due primarily to the turnover of key management personnel and pricing constraints in Brazil.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 65.6% in the first quarter of 2011 compared with 63.6% in the comparable 2010 quarter.
These percentage increases were primarily due to lower utilization of our employees in the first three months of 2011 compared with the comparable period of 2010. There was an average of 2,813 full-time equivalent employees (including 92 catastrophe adjusters) in this segment during the first three months of 2011, compared with an average of 3,038 employees (including 72 catastrophe adjusters) during the comparable 2010 period.
Americas salaries and wages totaled $46.3 million and $44.5 million for the three months ended March 31, 2011 and 2010, respectively. The overall increase in the 2011 first quarter compared with the same period in 2010 was primarily a result of severance costs in Brazil and Canada as well as a weaker U.S. dollar in the 2011 quarter compared to 2010. Payroll taxes and fringe benefits for Americas totaled $9.7 million and $9.5 million in the first quarter of 2011 and 2010, respectively. The overall increase was due to a weaker U.S. dollar in 2011 compared to 2010.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $26.2 million, or 30.8% of segment revenues before reimbursements, for the quarter ended March 31, 2011, compared to $24.1 million, or 28.3% of segment revenues before reimbursements, for the comparable quarter of 2010. This increase was primarily due to the increased use of outside contractors and higher bad debt expense in the U.S. and a weaker U.S. dollar in 2011 compared to 2010.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $7.2 million, or 9.0% of revenues before reimbursements, for the three months ended March 31, 2011, compared with 2010’s first quarter operating earnings of $4.8 million, or 7.0% of revenues before reimbursements.
Revenues before Reimbursements
Substantially all EMEA/AP revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2011	March 31, 2010	Variance
United Kingdom (“U.K.”)	$36,739	$33,345	10.2%
Continental Europe, Middle East, Africa (“CEMEA”)	22,782	21,946	3.8%
Asia/Pacific	20,254	13,485	50.2%
Total EMEA/AP Revenues before Reimbursements	$79,775	$68,776	16.0%
For the three months ended March 31, 2011 compared to the same period during 2010, the U.S. dollar was slightly stronger against most other major EMEA/AP foreign currencies, reducing revenues before reimbursements by 0.4%. EMEA/AP unit volume, measured by cases received, increased 26.5% in the quarter ended March 31, 2011 compared with the same period in 2010. The overall increase for the quarter was primarily due to increases in case referrals during 2011 in the U.K., CEMEA and Asia/Pacific. Average revenue per claim decreased 10.1% during the three months ended March 31, 2011, due to changes in the mix of services provided and in the rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $6.8 million for the three months ended March 31, 2011, from $5.1 million in the comparable 2010 period. The increase was primarily due to increased expenses incurred to handle the increase in weather-related events, primarily in the U.K. and Australia.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2011	March 31, 2010	Variance
U.K.	55,883	46,877	19.2%
CEMEA	41,495	35,770	16.0%
Asia/Pacific	40,183	26,069	54.1%
Total EMEA/AP Cases Received	137,561	108,716	26.5%
Overall, claims volume remained high around the world. The 2011 increase in the U.K. was due primarily to an increase in weather-related activity.
The 2011 increase in CEMEA resulted primarily from growth in our claims management business in Belgium, Germany, Italy, South Africa, and Scandinavia.
The increase in Asia/Pacific was due to an increase in high-frequency, low-value claims in China, Singapore, and Malaysia, and a significant increase in weather-related claims in Australia and Thailand.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 66.0% for the three months ended March 31, 2011, compared with 69.9% for the comparable period in 2010. This percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased for the three-months ended March 31, 2011 to $52.6 million, from $48.1 million in the same period in 2010. The increase in the dollar amount was primarily due to an increase in the number of full-time equivalent employees. There was an average of 3,019 full-time equivalent employees in this segment in the first three months of 2011 compared with an average of 2,655 in the comparable 2010 period.
Salaries and wages of EMEA/AP segment personnel increased to $44.2 million for the three months ended March 31, 2011, from $39.4 million in the comparable 2010 period, primarily resulting from the increase in the average number of full-time equivalent employees. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $8.4 million for the first quarter ended March 31, 2011, respectively, compared with $8.7 million for the same period in 2010. This year-to-date decrease was primarily due to reduced U.K. pension expense.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 25.0% of EMEA/AP revenues before reimbursements for the three months ended March 31, 2011, up from 23.1% for the comparable period in 2010. The dollar amount of these expenses increased in the 2011 quarter to $20.0 million from $15.9 million in the first quarter of 2010 primarily due to the increased use of temporary assistance during the 2011 quarter as a result of the increase in the number of cases received.

BROADSPIRE
Our Broadspire segment reported an operating loss of $3.2 million for the first quarter of 2011, compared with an operating loss of $2.3 million in the first quarter of 2010. This decline was primarily due to lower revenues resulting from lower U.S. employment levels.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2011	March 31, 2010	Variance
Claims Management Services	$25,437	$27,071	(6.0)%
Medical Management Services	29,887	30,221	(1.1)%
Risk Management Information Services	4,472	4,671	(4.3)%
Total Broadspire Revenues before Reimbursements	$59,796	$61,963	(3.5)%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 16.3% from the 2010 first quarter to the 2011 first quarter. The increase in cases received in the first quarter of 2011 compared to the same period in 2010 is due to services provided in connection with a special project for one of our clients. Revenues for the special project are at a much lower rate than some of our other service lines. As a result, the increase in cases received has been more than offset by a shift in mix of services provided. The combined result of these factors was a 3.5% decrease in Broadspire segment revenues before reimbursements for the first quarter of 2011 compared with the comparable period of 2010.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $0.9 million for the three months ended March 31, 2011, increasing from $0.7 million in the comparable 2010 period.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2011	March 31, 2010	Variance
Workers’ Compensation	32,131	32,169	(0.1)%
Casualty	22,018	14,544	51.4%
Other	5,174	4,304	20.2%
Total Broadspire Cases Received	59,323	51,017	16.3%
The 2011 decline in workers’ compensation claims reflected a continuing decline in reported workplace injuries in the U.S., primarily as a result of the continued overall lower level of employment due to the current economic climate, as well as the loss of a significant client. The U.S. market has experienced a decline in reported workplace injuries over the past decade resulting in a loss in revenue from our existing customer base. While U.S. employment levels are improving, the improvement has not yet translated into higher claim volumes. The significant increase in casualty claims in the first quarter of 2011 over the same period of 2010 is due to services provided in connection with a special project for one of our clients. The 2011 increases in other claims were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 60.0% for the quarter ended March 31, 2010 to 58.1% in the 2011 first quarter. This percentage decrease primarily resulted from a reduction in the average number of full-time equivalent employees. Average full-time equivalent employees in this segment totaled 1,862 in the first three months of 2011, down from 2,062 in the comparable 2010 period, due to reduced claims volume.
Broadspire segment salaries and wages totaled $28.1 million for the three months ended March 31, 2011, decreasing 7.6% from $30.4 million in the comparable 2010 period. Payroll taxes and fringe benefits for the Broadspire segment totaled $6.6 million in the three months ended March 31, 2011, decreasing 2.9% from 2010 expenses of $6.8 million for the same comparable period. These 2011 decreases were primarily the result of the reduction in the number of full-time equivalent employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 47.2% for the three months ended March 31, 2011, compared with 43.8% in the comparable 2010 period. The amount of these expenses increased 4.1% for the three months ended March 31, 2011, respectively, compared with the same period in 2010. The increase in 2011 is due to the increased use of outside contractors in connection with the special project discussed above, the use of outside consultants in connection with the implementation of Broadspire's new claims system and increased vendor fees for Medical Management Services.

LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $17.0 million for the three months ended March 31, 2011, increasing from $3.3 million in the comparable 2010 period. The related segment operating margin increased from 15.9% for the three months ended March 31, 2010 to 28.3% in the comparable 2011 period. While the core businesses of this segment continued to perform well, the revenue increases described above were primarily the result of a special project that began in the summer of 2010. It is our expectation that we will continue work on this special project until the expected end date of August 2013. We expect the special project to remain active through the remainder of 2011, but not at the same level as we experienced in the 2011 first quarter.

Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements increased 191.2% to $60.2 million for the three months ended March 31, 2011 compared with $20.7 million for the comparable 2010 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At March 31, 2011, we had a backlog of projects awarded totaling approximately $110.0 million, compared with $50.7 million at March 31, 2010. Of the $110.0 million backlog at March 31, 2011, an estimated $84.0 million is expected to be recognized as revenues over the remainder of 2011.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the first quarter were $7.6 million in 2011 and $6.6 million in 2010.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 32.7% in the three months ended March 31, 2011 compared with 48.8% in the comparable 2010 period. The dollar amount of these expenses increased to $19.6 million for the first quarter of 2011 compared with $10.1 million for the comparable 2010 period, due primarily to increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of full-time equivalent employees in 2011. There was an average of 516 full-time equivalent employees in this segment in the first three months of 2011, compared with an average of 351 in the comparable 2010 period.
Legal Settlement Administration salaries and wages totaled $17.3 million for the quarter ended March 31, 2011, increasing 103.5%, from $8.5 million in the comparable 2010 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.3 million for the three months ended March 31, 2011, compared with $1.6 million for the comparable 2010 period.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of related revenues before reimbursements to 39.0% for the three months ended March 31, 2011 from 35.3% for the comparable 2010 period. The dollar amount of these expenses increased to $23.5 million for the first quarter of 2011 compared with $7.3 million for the comparable 2010 period, due primarily to the need for outsourced service providers to assist with the special project in 2011.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2011, we estimate that our effective annual income tax rate for 2011 will be approximately 28% to 30% before considering discrete items.
The provision for income taxes on consolidated income totaled $6.0 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in 2011 compared with 2010 was due primarily to to the overall increase in income, fluctuations in the mix of income earned in the jurisdictions in which the Company operates, and discrete items.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $4.4 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively. Interest income totaled $219,000 and $103,000 for the three months ended March 31, 2011 and 2010, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million for the first quarter of each of 2011 and 2010. This amortization is included in SG&A expenses in our unaudited Condensed Consolidated Statements of Operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $155,000 was recognized during the three months ended March 31, 2011, compared with $204,000 for the comparable period in 2010.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2011 and 2010, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our CEO and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $350,000 for the three months ended March 31, 2011 and $155,000 for the comparable period in 2010. Our U.S. defined benefit pension plan expense was $804,000 for the three months ended March 31, 2011, compared with $1.8 million for the same period of 2010. In addition, unallocated self-insurance expenses were $567,000 higher in the three months ended March 31, 2011 compared with the same period in 2010, due primarily to higher professional indemnity expenses in 2011 compared with 2010.
Loss on Sublease
During the first three months of 2010, the Company recorded a pretax charge of $2.7 million for a loss incurred on the sublease of the Broadspire facility in Plantation, Florida and the relocation of those operations to Sunrise, Florida, as described in more detail in Note 11 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2011, our working capital balance (current assets less current liabilities) was approximately $87.5 million, an increase of $4.9 million from the working capital balance at December 31, 2010. Our cash and cash equivalents were $46.7 million at March 31, 2011, compared with $93.5 million at December 31, 2010.
Cash Used in Operating Activities
Cash used in operating activities was $50.2 million for the three months ended March 31, 2011, compared with $23.8 million for the comparable period of 2010. During the first three months of 2011, we made cash contributions of $20 million and $1.7 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $10.0 million and $1.2 million, respectively, for the same period in 2010. Also contributing to the increase in cash used in operating activities in the 2011 period was a $30.7 million increase in accounts receivable and unbilled revenue due to the increases in revenue in our Legal Settlement Administration and EMEA/AP segments. The Company's operating cash needs typically peak during the first quarter and decline during the balance of the year, due in part to annual payments made in the first quarter of each year to fund defined contribution retirement plans and incentive compensation plans.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and for capitalized software, was $8.9 million in the three months ended March 31, 2011, compared with cash used in investing activities of $5.7 million in the comparable period of 2010. In addition, we paid $2.6 million to acquire the net assets of two companies in the first quarter of 2011.

Cash Provided by Financing Activities
Cash provided by financing activities was $12.6 million for the three months ended March 31, 2011, compared with $8.5 million for the comparable period of 2010. In the first quarter of 2011, we reinstated a quarterly dividend of $0.02 per common share, for a total of $1.1 million paid during the first quarter. Over the first quarter of 2011, we increased our short-term borrowings and book overdraft by $16.0 million, made our quarterly payment on our long-term debt of $650,000 and paid $1,652,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2010, we made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable, and paid $700,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
The Company may be required to make additional debt repayments if the Company generates excess cash flows or fails to meet certain leverage ratios as defined in the credit agreement. The Company is not required to make any excess cash flow payments in 2011.
Other Matters Concerning Liquidity and Capital Resources
As a component of our Credit Agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $20.3 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $65.7 million at March 31, 2011. Our short-term debt obligations typically peak during the first quarter of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. At March 31, 2011 and 2010, the outstanding balances under our revolving line of credit facility were $14.0 million and $13.9 million, respectively. Long-term borrowings outstanding, including current installments and capital leases, totaled $222.6 million as of March 31, 2011, compared with $223.3 million at December 31, 2010. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
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
Financial Condition
Other significant changes in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2011, compared with our Consolidated Balance Sheet as of December 31, 2010, were as follows:
•Cash and cash equivalents decreased $46.8 million, or $46.6 million net of currency exchange.
•Accounts receivable and unbilled revenues increased $32.0 million, or $30.7 million net of currency exchange impacts. This increase was primarily due to the revenue increases in our Legal Settlement Administration and EMEA/AP segments.
•Short-term borrowings increased $14.0 million.
•Accrued compensation and related costs decreased by $18.2 million due to the payment of annual incentive compensation and the funding of various defined contribution retirement plans.
Off-Balance Sheet Arrangements
At March 31, 2011, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2010.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2011 is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
None as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraphs 3 and 4 of Note 10, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 6. Exhibits
See Index to Exhibits on page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 5, 2011	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2011	/s/ W. Bruce Swain
W. Bruce Swain
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

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated May 5, 2011

99.2	First Quarter 2011 Earnings Conference Call Presentation, to be presented May 6, 2011

101	XBRL Documents