Form 10-Q
period 2011-06-30
CRAWFORD & CO
filed 2011-08-08
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of July 29, 2011 was as follows:

Class A Common Stock, $1.00 par value: 29,063,480
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2011

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2011 and 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2011 and 2010	4

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	7

	Condensed Consolidated Statements of Shareholders' Investment, Noncontrolling Interests, and Comprehensive Income (Loss) (unaudited) as of and for the three-month and six-month periods ended June 30, 2011 and 2010	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II. Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	37

Signatures		38
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
Revenues:

Revenues before reimbursements	$291,713	$238,151
Reimbursements	22,369	17,835

Total Revenues	314,082	255,986

Costs and Expenses:

Costs of services provided, before reimbursements	210,773	176,424
Reimbursements	22,369	17,835
Total costs of services	233,142	194,259

Selling, general, and administrative expenses	57,163	50,411

Corporate interest expense, net of interest income of $192 and $193, respectively	4,118	3,672

Restructuring and other costs	—	1,987

Goodwill impairment charge	—	7,303

Total Costs and Expenses	294,423	257,632

Income (Loss) Before Income Taxes	19,659	(1,646)

Provision for Income Taxes	6,005	865

Net Income (Loss)	13,654	(2,511)

Less: Net Income Attributable to Noncontrolling Interests	185	16

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$13,469	$(2,527)

Earnings (Loss) Per Share:
Basic	$0.25	$(0.05)
Diluted	$0.25	$(0.05)

Weighted-Average Shares Used to Compute:
Basic Earnings (Loss) Per Share	53,485	52,619
Diluted Earnings (Loss) Per Share	53,940	52,619

Cash Dividends Per Share:
Class A and Class B Common Stock	$0.02	$—
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Revenues:

Revenues before reimbursements	$576,751	$474,417
Reimbursements	41,439	33,622

Total Revenues	618,190	508,039

Costs and Expenses:

Costs of services provided, before reimbursements	417,715	352,970
Reimbursements	41,439	33,622
Total costs of services	459,154	386,592

Selling, general, and administrative expenses	113,159	99,378

Corporate interest expense, net of interest income of $411 and $296, respectively	8,254	7,809

Restructuring and other costs	—	4,650

Goodwill impairment charge	—	7,303

Total Costs and Expenses	580,567	505,732

Income Before Income Taxes	37,623	2,307

Provision for Income Taxes	12,042	1,758

Net Income	25,581	549

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(35)	22

Net Income Attributable to Shareholders of Crawford & Company	$25,616	$527

Earnings Per Share:
Basic	$0.48	$0.01
Diluted	$0.48	$0.01

Weighted-Average Shares Used to Compute:
Basic Earnings Per Share	53,284	52,504
Diluted Earnings Per Share	53,764	52,949

Cash Dividends Per Share:
Class A and Class B Common Stock	$0.04	$—
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	June 30, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$37,206	$93,540
Accounts receivable, less allowance for doubtful accounts of $14,597 and $10,516, respectively	185,026	142,521
Unbilled revenues, at estimated billable amounts	136,726	122,933
Prepaid expenses and other current assets	21,363	20,411
Total Current Assets	380,321	379,405

Property and Equipment:
Property and equipment	155,994	149,444
Less accumulated depreciation	(111,944)	(106,073)
Net Property and Equipment	44,050	43,371

Other Assets:
Goodwill	129,872	125,764
Intangible assets arising from business acquisitions, net	97,180	97,881
Capitalized software costs, net	56,056	55,204
Deferred income tax assets	90,022	91,930
Other noncurrent assets	25,962	27,119
Total Other Assets	399,092	397,898

TOTAL ASSETS	$823,463	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands except par value amounts)

		*
	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$484	$—
Accounts payable	42,958	53,517
Accrued compensation and related costs	83,683	90,590
Self-insured risks	16,943	15,094
Income taxes payable	8,976	2,558
Deferred income taxes	17,212	17,146
Deferred rent	15,292	15,750
Other accrued liabilities	36,660	31,097
Deferred revenues	51,605	48,198
Mandatory contributions due to pension plan	4,200	20,000
Current installments of long-term debt and capital leases	2,942	2,891
Total Current Liabilities	280,955	296,841

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	217,589	220,437
Deferred revenues	29,098	30,048
Self-insured risks	13,491	18,274
Accrued pension liabilities, less current mandatory contributions	134,845	145,030
Other noncurrent liabilities	15,906	14,813
Total Noncurrent Liabilities	410,929	428,602

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,795 and 28,002 shares issued and outstanding, respectively	28,795	28,002
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding	24,697	24,697
Additional paid-in capital	31,419	32,348
Retained earnings	192,268	168,791
Accumulated other comprehensive loss	(150,862)	(164,322)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	126,317	89,516

Noncontrolling interests	5,262	5,715
Total Shareholders’ Investment	131,579	95,231

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$823,463	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$25,581	$549
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	15,856	15,155
Goodwill impairment charge	—	7,303
Stock-based compensation	1,483	1,436
Loss on disposals of property and equipment, net	4	137
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(33,696)	(12,753)
Unbilled revenues, net	(7,564)	(12,600)
Accrued or prepaid income taxes	5,604	(837)
Accounts payable and accrued liabilities	(17,780)	(6,617)
Deferred revenues	1,996	(4,826)
Accrued retirement costs	(22,985)	(14,311)
Prepaid expenses and other operating activities	(1,705)	(2,268)
Net cash used in operating activities	(33,206)	(29,632)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(6,175)	(4,973)
Proceeds from disposals of property and equipment	40	31
Capitalization of computer software costs	(5,766)	(7,249)
Payments for business acquisitions, net of cash acquired	(6,874)	—
Net cash used in investing activities	(18,775)	(12,191)

Cash Flows From Financing Activities:
Cash dividends paid	(2,139)	—
Shares used to settle withholding taxes under stock-based compensation plans	(1,645)	(703)
Increases in short-term borrowings	15,268	22,108
Payments on short-term borrowings	(14,144)	(2,688)
Payments on long-term debt and capital lease obligations	(3,422)	(7,053)
Other financing activities	20	(39)
Net cash (used in) provided by financing activities	(6,062)	11,625

Effects of exchange rate changes on cash and cash equivalents	1,709	(1,922)

Decrease in cash and cash equivalents	(56,334)	(32,120)
Cash and cash equivalents at beginning of year	93,540	70,354
Cash and cash equivalents at end of period	$37,206	$38,234
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT,
NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Comprehensive income (loss) — Note 4	—	—	—	12,147	2,717	14,864	(653)	14,211
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	28,782	24,697	30,286	179,869	(161,605)	102,029	5,062	107,091

Comprehensive income — Note 4	—	—	—	13,469	10,743	24,212	200	24,412
Cash dividends paid	—	—	—	(1,070)	—	(1,070)	—	(1,070)
Stock-based compensation	—	—	1,113	—	—	1,113	—	1,113
Common stock activity, net	13	—	20	—	—	33	—	33

Balance at June 30, 2011	$28,795	$24,697	$31,419	$192,268	$(150,862)	$126,317	$5,262	$131,579

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2010	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 4	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	27,767	24,697	29,232	143,517	(165,689)	59,524	4,562	64,086

Comprehensive (loss) income — Note 4	—	—	—	(2,527)	(1,650)	(4,177)	276	(3,901)
Stock-based compensation	—	—	659	—	—	659	—	659
Common stock activity, net	—	—	—	—	—	—	—	—

Balance at June 30, 2010	$27,767	$24,697	$29,891	$140,990	$(167,339)	$56,006	$4,838	$60,844

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world's largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. Other than voting rights, the Company's two classes of stock have essentially identical rights, except that the Board of Directors may pay greater or equal (but not lesser) cash dividends on the Class A Common Stock than on the Class B Common Stock. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
In the first quarter of 2011, the Company realigned two of its reportable segments by moving the Canada and Latin America/Caribbean operations from the former International Operations segment to the new Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment is also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. The remaining operations of the former International Operations segment are now called “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP”. EMEA/AP continues to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity (“VIE”) of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2011 and December 31, 2010, the liabilities of the deferred compensation plan were $9,451,000 and $9,503,000, respectively, and the values of the assets held in the related rabbi trust were $14,263,000 and $14,022,000, respectively. These liabilities and assets are included in Other Noncurrent Liabilities and Other Noncurrent Assets, respectively,

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on the Company's Condensed Consolidated Balance Sheets.

2. Adoption of New Accounting Standards
Fair Value Disclosures
On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers of assets measured under Levels 1 and 2 of the fair value hierarchy into and out of such levels and separate disclosures about purchases, sales, issuances, and settlements relating to assets measured using Level 3 within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which were effective for the Company beginning January 1, 2011.
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows.
Multiple-Deliverable Revenue Arrangements
On October 7, 2009, the FASB issued ASU 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation is no longer permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
Stock-Based Compensation
In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as a liability. ASU 2010-13 was effective for the Company beginning on January 1, 2011. However, the adoption of ASU 2010-13 did not change the Company’s accounting for its stock-based compensation awards as equity since ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which the entity’s equity securities trade.

3. Pending Adoption of Recently Issued Accounting Standards
Fair Value Measurement
On May 12, 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amends ASC 820, "Fair Value Measurement" to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for the Company beginning January 1, 2012 and are required to be applied prospectively, with early adoption not permitted.
Since ASU 2011-04 is a disclosure-only standard, its adoption will not affect the Company's results of operations, financial condition, or cash flows.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income
On June 16, 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which amends ASC 220, "Comprehensive Income," requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in shareholders' equity has been eliminated. The new requirements will not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation will not change and will continue to be based on net income. As a result, the presentation of other comprehensive income will be broadly aligned with IFRS. The amendment will be effective for the Company beginning January 1, 2012, and is required to be applied retrospectively, with early adoption permitted. The Company anticipates adopting ASU 2011-05 on January 1, 2012 using two separate statements of net income and other comprehensive income.

4. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30, 2011
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$13,469	$185	$13,654
Other Comprehensive Income (Loss):
Net foreign currency translation gain	9,143	15	9,158
Interest rate swap agreement, net of taxes:
Loss reclassified into income	140	—	140
Loss recognized during period	(267)	—	(267)
Amortization of cost of retirement plans, net of taxes	1,727	—	1,727
Total Comprehensive Income	$24,212	$200	$24,412

	Three Months Ended June 30, 2010
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net (Loss) Income	$(2,527)	$16	$(2,511)
Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(4,205)	260	(3,945)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	367	—	367
Gain recognized during period	214	—	214
Amortization of cost of retirement plans, net of taxes	1,974	—	1,974
Total Comprehensive (Loss) Income	$(4,177)	$276	$(3,901)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30, 2011
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income (Loss)	$25,616	$(35)	$25,581
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss)	10,028	(418)	9,610
Interest rate swap agreement, net of taxes:
Loss reclassified into income	286	—	286
Loss recognized during period	(308)	—	(308)
Amortization of cost of retirement plans, net of taxes	3,454	—	3,454
Total Comprehensive Income (Loss)	$39,076	$(453)	$38,623

	Six Months Ended June 30, 2010
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$527	$22	$549
Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(5,778)	251	(5,527)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,046	—	1,046
Loss recognized during period	(712)	—	(712)
Amortization of cost of retirement plans, net of taxes	3,508	—	3,508
Total Comprehensive (Loss) Income	$(1,409)	$273	$(1,136)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share
Both classes of the Company’s common stock share equally in the Company’s earnings for purposes of computing earnings (loss) per share (“EPS”).
The computations of basic and diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended		Six months ended
(in thousands, except earnings (loss) per share)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) attributable to shareholders of Crawford & Company	$13,469	$(2,527)	$25,616	$527
Weighted-average common shares used to compute basic earnings (loss) per share	53,485	52,619	53,284	52,504
Dilutive effect of shares issuable under stock-based compensation plans	455	—	480	445
Weighted-average common share equivalents used to compute diluted earnings (loss) per share	53,940	52,619	53,764	52,949
Basic earnings (loss) per share	$0.25	$(0.05)	$0.48	$0.01
Diluted earnings (loss) per share	$0.25	$(0.05)	$0.48	$0.01
For the three months ended June 30, 2010, weighted-average common share equivalents of 355,000 were not included in the calculation of diluted loss per share since the Company recorded a net loss. The inclusion of these shares would have been anti-dilutive.
Weighted-average outstanding stock options to purchase approximately 1,111,000 and 1,742,000 shares of CRDA were excluded from the computation of diluted EPS for the three months ended June 30, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. Weighted-average outstanding stock options to purchase approximately 1,388,000 and 1,992,000 shares of CRDA were excluded from the computation of diluted EPS for the six months ended June 30, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive based on the average price of CRDA during those periods. In addition, performance stock grants to award approximately 1,015,000 and 746,000 shares of CRDA were excluded from the computation of EPS for the respective periods because the expected performance conditions had not been met as of June 30, 2011 and 2010, respectively. Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for approximately 338,000 of these performance stock grants are expected to be achieved at the end of 2011.
During the three months ended June 30, 2011, a total of 5,000 additional shares of CRDA restricted stock were issued and 8,000 shares of CRDA were issued under the U.K. ShareSave scheme. No shares were issued during the three months ended June 30, 2010. During the six months ended June 30, 2011, a total of 64,000 additional shares of CRDA restricted stock were issued, 721,000 shares of CRDA were issued for vested performance stock shares, and 8,000 shares of CRDA were issued under the U.K. ShareSave scheme. During the six months ended June 30, 2010, 58,000 additional shares of CRDA restricted stock were issued and 354,000 shares of CRDA were issued for vested performance shares. These shares are included in the weighted-average common shares used to compute basic earnings (loss) per share in the table above.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. At June 30, 2011 and December 31, 2010, the fair value of the Company's interest rate swap was a liability of $1,441,000 and $1,404,000, respectively. The amount of gain/loss recognized in income/expense for the ineffective portion excluded from any effectiveness testing was not material for the three months or six months ended June 30, 2011 or 2010. The pretax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to June 30, 2011 is approximately $961,000. The notional amount of the swap was reduced from $90,000,000 to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap agreement and believes the risk of nonperformance by such party is minimal.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	(Loss) Gain Recognized in
	Accumulated Other		Loss Reclassified from
	Comprehensive Loss (“OCL”) on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Three Months Ended June 30,	2011	2010	2011	2010
Cash Flow Hedging Relationship:
Interest rate hedge	$(431)	$346	$(226)	$—
Interest rate swap discontinued as a cash flow hedge	$—	$—	$—	$(593)
			Loss Reclassified from
	Loss Recognized in Accumulated		Accumulated OCL into Income -
(in thousands)	OCL on Derivative - Effective Portion		Effective Portion (1)
Six Months Ended June 30,	2011	2010	2011	2010
Cash Flow Hedging Relationship:
Interest rate hedge	$(498)	$(1,245)	$(462)	$—
Interest rate swap discontinued as a cash flow hedge	$—	$—	$—	$(1,593)
___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in Net Corporate Interest Expense in the Company’s Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(766)	$(1,601)	$(871)	$(1,354)
Loss reclassified into income, net of tax	140	367	286	1,046
(Loss) gain recognized during period, net of tax	(267)	214	(308)	(712)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(893)	$(1,020)	$(893)	$(1,020)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to us by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in Selling, General and Administrative Expenses in the Company’s Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset changes in

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not totally offset changes in the value of the intercompany note as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At June 30, 2011, the fair value of the cross currency basis swap was a liability of $1,985,000. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
The Company’s swap agreements contain provisions providing that if the Company is in default under its credit agreement, the Company may also be deemed to be in default under its swap agreements. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At June 30, 2011, no such default existed. Further, at such date the Company had no assets posted as collateral under its swap agreements.

7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2011
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$95	$95	$—	$—
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	$(1,441)	$—	$(1,441)	$—
Derivative not designated as a hedging instrument:
Cross currency basis swap (3)	$(1,985)	$—	$(1,985)	$—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as Cash and Cash Equivalents.

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward interest rate curve adjusted for the Company’s credit risk. Approximately $961,000 of the fair value of the interest rate swap is included in Other Accrued Liabilities and $480,000 is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet, based upon the term of the hedged item.

(3)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for interest rates adjusted for the Company’s credit risk. Approximately $604,000 of the fair value of the cross currency basis swap is included in Other Accrued Liabilities and $1,381,000 of the fair value is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheet.

Fair Value Disclosures
The fair values of accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of these instruments.
The carrying value and fair value of the Company’s term note payable were $219,275,000 and $220,097,000, respectively, at June 30, 2011. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on trading activity for the term note and estimates provided by the administrative agent under its credit facility.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2011 and 2010 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$665	$584	$1,299	$1,204
Interest cost	8,940	8,898	17,768	17,967
Expected return on assets	(10,308)	(8,801)	(20,486)	(17,788)
Amortization of transition asset	12	11	23	22
Amortization of actuarial loss	2,740	2,766	5,441	5,423
Net periodic benefit cost	$2,049	$3,458	$4,045	$6,828
For the three-month period ended June 30, 2011, the Company made contributions of $0 and $1,750,000 respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $5,100,000 and $1,884,000, respectively, for the comparable periods in 2010. For the six-month period ended June 30, 2011, the Company made contributions of $20,000,000 and $3,458,000 respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $15,100,000 and $3,114,000, respectively, for the comparable periods in 2010.

9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2011, the Company estimates that its effective annual income tax rate for 2011 will be approximately 31% before considering discrete items.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Segment Information
Financial information for the three months and six months ended June 30, 2011 and 2010 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income (loss) before income taxes, the most directly comparable GAAP financial measure, is presented below. Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings exclude income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from segment operating earnings. Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period results are adjusted to conform to the current allocation methods.
As discussed in Note 1, the results of prior periods have been revised to conform to the current presentation of our reportable segments.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Americas	$95,732	$82,299	$181,049	$167,168
EMEA/AP	87,271	70,406	167,046	139,182
Broadspire	57,910	61,180	117,706	123,143
Legal Settlement Administration	50,800	24,266	110,950	44,924
Total Segment Revenues before Reimbursements	291,713	238,151	576,751	474,417
Reimbursements	22,369	17,835	41,439	33,622
Total Revenues	$314,082	$255,986	$618,190	$508,039

Operating Earnings (Loss):
Americas	$10,195	$5,251	$13,309	$12,100
EMEA/AP	7,627	5,263	14,779	10,076
Broadspire	(3,099)	(1,772)	(6,259)	(4,105)
Legal Settlement Administration	14,758	5,566	31,756	8,849
Total Segment Operating Earnings	29,481	14,308	53,585	26,920

Deduct:
Unallocated corporate and shared costs, net	(4,043)	(1,306)	(4,393)	(1,461)
Restructuring and other costs	—	(1,987)	—	(4,650)
Goodwill impairment charge	—	(7,303)	—	(7,303)
Net corporate interest expense	(4,118)	(3,672)	(8,254)	(7,809)
Amortization of customer-relationship intangible assets	(1,519)	(1,499)	(3,018)	(2,999)
Stock option expense	(142)	(187)	(297)	(391)
Income (Loss) before Income Taxes	$19,659	$(1,646)	$37,623	$2,307
Intersegment transactions are not material for any period presented.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by major service line in the U.S. and by area for other regions of the Americas segment, and by major service line for the Broadspire segment is shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. Legal Settlement Administration considers all of its revenues to be derived from one service line.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Americas
Claims Field Operations	$30,598	$31,225	$58,670	$63,402
Contractor Connection	6,029	4,617	11,908	10,125
Technical Services	8,424	7,455	16,944	14,705
Catastrophe Services	10,014	3,578	15,625	7,804
Subtotal U.S. Property & Casualty	55,065	46,875	103,147	96,036
Canada--all service lines	36,322	31,853	70,820	64,162
Latin America/Caribbean--all service lines	4,345	3,571	7,082	6,970
Total Americas	$95,732	$82,299	$181,049	$167,168

Broadspire
Claims Management Services	$24,362	$26,675	$49,799	$53,746
Medical Management Services	29,273	29,760	59,160	59,981
Risk Management Information Services	4,275	4,745	8,747	9,416
Total Broadspire	$57,910	$61,180	$117,706	$123,143

11. Commitments and Contingencies
The Company’s and its subsidiary guarantors’ obligations under the credit agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s credit agreement, the Company maintains a letter of credit facility to satisfy certain of its contractual requirements. At June 30, 2011, the aggregate committed amount of letters of credit outstanding under the credit agreement was $20,069,000.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its condensed consolidated financial statements.
Separately, the Company and Platinum were previously engaged in an arbitration regarding the application of the purchase price mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Amounts payable resulting from the Accounting Arbitration were considered to be adjustments to the purchase price and accrued interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith, and the Company made a payment of $6,099,000 plus interest, for a total payment of $7,303,000 to Platinum. In addition, on October 27, 2010, this independent arbitrator issued a final decision and determination and required the Company to pay an additional $6,218,000 to Platinum. Interest of $1,282,000 for the Accounting Arbitration was accrued in Other Current Liabilities, and was settled with the Legal Arbitration (as defined and discussed further below). All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7,303,000 for the three months and six months ended June 30, 2010. All but the interest portion of the charge was nondeductible for tax purposes.
The Company also asserted claims for damages from Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement (the "Legal Arbitration"). On July 25, 2011, the panel arbitrating the Legal Arbitration issued its final decision, which will result in the Company recognizing a pretax gain of $6,967,000 ($5,840,000, net of tax) in the third quarter of 2011. Portions of the award are considered to be adjustments to the purchase price.

12. Restructuring and Other Costs
During the second quarter of 2010, the Company recorded a pretax charge of $1,987,000 for severance costs related to reductions in administrative staff. For the six months ended June 30, 2010, the total restructuring and other costs were$4,650,000, which included these severance costs plus a pretax loss of approximately $2,663,000 on the Plantation sublease recorded in the first quarter of 2010, discussed below.
In October 2009, the Company entered into a sublease agreement with respect to a portion of a leased office building in Plantation, Florida, that was utilized by its Broadspire operations. At that time, the Company realized a pretax loss of $1,810,000 on that phase of the sublease. This sublease agreement provided the sublessor with options to sublease all or a portion of the remainder of the building at various dates in 2010. In February 2010, the Company recognized a pretax loss of approximately $2,663,000 on a second phase of the sublease, which is included in Restructuring and other costs on the Company’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2010. This sublease loss is not reported within the operating results for the Broadspire segment, but instead is reported as a corporate charge. As a result of the subleases, during the first quarter of 2010, the Company relocated its Broadspire operations in Broward County Florida to another leased building. The sublessor of the Plantation lease also had an option to lease the remaining space which expired unexercised.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of shareholders' investment, noncontrolling interests, and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.
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
August 8, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements are included throughout this report and relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, discussions regarding our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	continued lower than historical volumes of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	renewal of existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	our failure to complete the implementation of RiskTech on schedule, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2011 and 2010 contained in Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2010. The financial results of our international subsidiaries included in our Americas and EMEA/AP segments, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. In the first quarter of 2011, the Company realigned two of its reportable segments by moving the Canada and Latin America/Caribbean operations from the former International Operations segment to the new Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment is also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. The remaining operations of the former International Operations segment are now called “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP.” EMEA/AP continues to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.
Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company markets in Europe, including the U.K., the Middle East, Africa, and Asia Pacific. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.
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
We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on claims in the period the claim is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific claim assignment will be earned in subsequent periods. Industry-wide claims volume in general varies depending upon the insurance underwriting cycle.
In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during periods in which a soft market exists, insurance companies usually concentrate on growing their premium base by increasing the number of policies in-force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claim volumes may not increase.
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. For the past several years and continuing through 2011, the insurance industry underwriting cycle could be characterized as being in a soft market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future.
We are also impacted by decisions insurance companies and other clients may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters or contracted to other third party administrators, whether or not associated with insurance companies. Our ability to grow our market share in a highly fragmented and competitive market is primarily dependent on our ability to deliver superior quality service and effective sales efforts.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 22.5% and 21.6% (18.8% and 19.3% in constant dollars) for the three months and six months ended June 30, 2011, respectively, compared with the same periods of 2010. The increases in revenues for the quarter and six-month periods were primarily due to revenue increases in our Legal Settlement Administration, Americas, and EMEA/AP segments. The increases in revenues in these segments were partially offset by revenue declines in our Broadspire segment.
Excluding the impact of foreign currency translation, revenues before reimbursements by segment and in total were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
Americas	$92,863	$82,299	12.8%	$175,915	$167,168	5.2%
EMEA/AP	81,456	70,406	15.7%	161,348	139,182	15.9%
Broadspire	57,910	61,180	(5.3)%	117,706	123,143	(4.4)%
Legal Settlement Administration	50,800	24,266	109.3%	110,950	44,924	147.0%
Total Revenues before Reimbursements on a Constant Dollar Basis	$283,029	$238,151	18.8%	$565,919	$474,417	19.3%
Excluding the goodwill impairment charge of $7.3 million and the restructuring and other costs of $2.0 million in the second quarter of 2010 related to the Broadspire segment, which are described more fully in Notes 11 and 12, respectively, to the accompanying unaudited condensed consolidated financial statements, net income attributable to Crawford & Company was $5.5 million for the three months ended June 30, 2010, compared with $13.5 million for the same period in 2011. Excluding the goodwill impairment charge of $7.3 million and the restructuring and other costs of $4.7 million in the first six months of 2010, net income attributable to Crawford & Company was $10.2 million for the 2010 period, compared with $25.6 million for the same period in 2011. Including the goodwill impairment and restructuring and other charges, the net loss attributable to Crawford & Company was $2.5 million and $527,000 for the quarter and six months ended June 30, 2010, respectively.
During the second quarter of 2010, the Company recorded a pretax charge of $2.0 million related to administrative staff reductions. For the six months ended June 30, 2010, the total restructuring and other costs were $4.7 million, which included the administrative staff reductions plus a pretax loss of approximately $2.7 million related to the sublease of the Broadspire facility in Plantation, Florida and the related relocation of those operations to Sunrise, Florida, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements.
Selling, General, and Administrative (“SG&A”) expenses were 13.4% and 13.9% higher in the quarter and six months ended June 30, 2011, respectively, compared with the same periods of 2010. The increases were primarily due to higher expenses associated with our professional indemnity self-insured risks, an increase in bad debt expense, an increase in professional fees, the majority of which were associated with the implementation of Broadspire's RiskTech claims system, higher severance costs in Canada and Brazil, and higher incentive compensation costs.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP financial measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings excluding income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, certain other gains and expenses, and certain unallocated corporate and shared costs–all for reasons described below. Net income or loss attributable to noncontrolling interests has also been removed from operating earnings.
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is based on statutory rates in effect in each of the jurisdictions in which we provide services, and vary throughout the world. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense relates to non-cash amortization expense of customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
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
Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income (loss) and net income (loss) attributable to shareholders of Crawford & Company, were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues:
Americas	$95,732	$82,299	$181,049	$167,168
EMEA/AP	87,271	70,406	167,046	139,182
Broadspire	57,910	61,180	117,706	123,143
Legal Settlement Administration	50,800	24,266	110,950	44,924
Total revenues, before reimbursements	291,713	238,151	576,751	474,417
Reimbursements	22,369	17,835	41,439	33,622
Total Revenues	$314,082	$255,986	$618,190	$508,039

Direct Compensation & Fringe Benefits:
Americas	$57,844	$52,640	$113,850	$106,609
% of related revenues before reimbursements	60.4%	64.0%	62.9%	63.8%
EMEA/AP	57,491	47,976	110,108	96,027
% of related revenues before reimbursements	65.9%	68.1%	65.9%	69.0%
Broadspire	34,396	35,396	69,110	72,575
% of related revenues before reimbursements	59.4%	57.9%	58.7%	58.9%
Legal Settlement Administration	19,017	10,740	38,661	20,816
% of related revenues before reimbursements	37.4%	44.3%	34.8%	46.3%
Total	$168,748	$146,752	$331,729	$296,027
% of Revenues before reimbursements	57.8%	61.6%	57.5%	62.4%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$27,693	$24,408	$53,890	$48,459
% of related revenues before reimbursements	29.0%	29.6%	29.7%	29.0%
EMEA/AP	22,153	17,167	42,159	33,079
% of related revenues before reimbursements	25.4%	24.4%	25.3%	23.8%
Broadspire	26,613	27,556	54,855	54,673
% of related revenues before reimbursements	46.0%	45.0%	46.6%	44.4%
Legal Settlement Administration	17,025	7,960	40,533	15,259
% of related revenues before reimbursements	33.5%	32.8%	36.6%	34.0%
Total before reimbursements	93,484	77,091	191,437	151,470
% of Revenues before reimbursements	32.0%	32.4%	33.2%	31.9%
Reimbursements	22,369	17,835	41,439	33,622
Total	$115,853	$94,926	$232,876	$185,092
% of Revenues	36.9%	37.1%	37.7%	36.4%

Operating Earnings (Loss):
Americas	$10,195	$5,251	$13,309	$12,100
% of related revenues before reimbursements	10.6%	6.4%	7.4%	7.2%
EMEA/AP	7,627	5,263	14,779	10,076
% of related revenues before reimbursements	8.7%	7.5%	8.8%	7.2%
Broadspire	(3,099)	(1,772)	(6,259)	(4,105)
% of related revenues before reimbursements	(5.4)%	(2.9)%	(5.3)%	(3.3)%
Legal Settlement Administration	14,758	5,566	31,756	8,849
% of related revenues before reimbursements	29.1%	22.9%	28.6%	19.7%

Deduct:
Unallocated corporate and shared costs, net	(4,043)	(1,306)	(4,393)	(1,461)
Restructuring and other costs	—	(1,987)	—	(4,650)
Goodwill impairment charge	—	(7,303)	—	(7,303)
Net corporate interest expense	(4,118)	(3,672)	(8,254)	(7,809)
Amortization of customer-relationship intangible assets	(1,519)	(1,499)	(3,018)	(2,999)
Stock option expense	(142)	(187)	(297)	(391)
Pretax Income (Loss)	19,659	(1,646)	37,623	2,307
Provision for income taxes	(6,005)	(865)	(12,042)	(1,758)
Net Income (Loss)	13,654	(2,511)	25,581	549
Less: Net income (loss) attributable to noncontrolling interests	185	16	(35)	22
Net income (loss) attributable to shareholders of Crawford & Company	$13,469	$(2,527)	$25,616	$527

AMERICAS
Operating earnings for our Americas segment increased from $5.3 million, or 6.4% of revenues before reimbursements, in the second quarter of 2010, to $10.2 million, or 10.6% of revenues before reimbursements, in the second quarter of 2011. For the six months ended June 30, segment operating earnings increased from $12.1 million, or 7.2% of revenues before reimbursements, in 2010 to $13.3 million, or 7.4% of revenues before reimbursements, in 2011. The increase in Americas operating earnings was primarily due to increased weather-related activity in the second quarter.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
Claims Field Operations	$30,598	$31,225	(2.0)%	$58,670	$63,402	(7.5)%
Contractor Connection	6,029	4,617	30.6%	11,908	10,125	17.6%
Technical Services	8,424	7,455	13.0%	16,944	14,705	15.2%
Catastrophe Services	10,014	3,578	179.9%	15,625	7,804	100.2%
Subtotal U.S. Property & Casualty	55,065	46,875	17.5%	103,147	96,036	7.4%
Canada--all service lines	36,322	31,853	14.0%	70,820	64,162	10.4%
Latin America/Caribbean--all service lines	4,345	3,571	21.7%	7,082	6,970	1.6%
Total Revenues before Reimbursements	$95,732	$82,299	16.3%	$181,049	$167,168	8.3%
The overall revenue increase in the second quarter and first six months of 2011 in U.S. Property & Casualty was primarily due to an increase in weather-related activity. The decline in Claims Field Operations revenues was caused by a shift in mix toward low-severity claims. This decline was more than offset by increases in revenues from our direct repair network, Contractor Connection, and from Technical Services and Catastrophe Services. Technical Services revenues increased as a result of an increase in the number of cases received, primarily due to the increase in weather-related activity and an increase in the severity and difficulty of the cases currently being handled. Catastrophe revenues increased primarily due to increased revenues from U.S. catastrophe adjusters working weather-related claims in the U.S. and Australia and from assistance provided to our Legal Settlement Administration segment in connection with a special project.
The overall revenue increase in Canada for both the second quarter and first six months of 2011 was due to the net positive impact of changes in currency exchange rates and the increase in the number of cases received. Revenues in local currency were up approximately 6% and 3% for the second quarter and first six months of 2011, respectively, compared with the same periods in the prior year. The mix of cases received also changed. The change in mix was the result of a decline in volume of certain higher margin claims resulting from certain legislative changes implemented in Canada last year, offset by increases in lower margin appraisal and weather-related claims.
Revenues in Latin America and the Caribbean increased approximately 13% in local currency in the second quarter of 2011 and decreased approximately 4% in local currency in the first six months of 2011 compared with the same periods in 2010. The increase in the second quarter of 2011 is primarily due to growth in Technical Services in Brazil, while the decline for the six-month period is due to management turnover in Brazil in the first quarter of 2011.
For the three months and six months ended June 30, 2011 compared with the same periods during 2010, the U.S. dollar weakened against most foreign currencies in Canada, Latin America and the Caribbean, increasing revenues before reimbursements by 3.5% and 3.1%, respectively. Revenues were also favorably impacted by segment unit volume, measured principally by cases received, which increased by 14.4% and 5.4% for the quarter and six months, respectively, compared with the same periods in 2010. Offsetting the weaker U.S. dollar and the increases in segment unit volume was an overall slightly unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 1.6% and 0.2%, respectively.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment increased to $3.8 million for the three months ended June 30, 2011 from $3.6 million for the three months ended June 30, 2010. Reimbursements for the six-

month periods increased to $7.6 million for the six months ended June 30, 2011 from $7.0 million for the six months ended June 30, 2010.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
Claims Field Operations	66,548	59,522	11.8%	119,972	117,723	1.9%
Contractor Connection	33,795	28,768	17.5%	70,834	62,997	12.4%
Technical Services	1,978	1,854	6.7%	3,877	3,700	4.8%
Catastrophe Services	15,074	6,677	125.8%	18,818	15,103	24.6%
Subtotal U.S. Property & Casualty	117,395	96,821	21.2%	213,501	199,523	7.0%
Canada--all service lines	32,146	26,765	20.1%	62,434	52,107	19.8%
Latin America/Caribbean--all service lines	14,017	19,329	(27.5)%	28,584	37,340	(23.4)%
Total Americas Cases Received	163,558	142,915	14.4%	304,519	288,970	5.4%
The 2011 increase in cases from Claims Field Operations was primarily due to an increase in weather-related events in the U.S. The 2011 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. The 2011 increase in Catastrophe Services cases was due to an increase in weather-related events in the U.S. Technical Services cases increased in 2011 primarily due to an increase in adjusters, new accounts, a shift of high-severity cases from Claims Field Operations and weather-related events.
The 2011 increase in cases in Canada was due to an increase in appraisal claims and weather-related activity. The 2011 decrease in cases in Latin America and the Caribbean was primarily due to the turnover of key management personnel in Brazil in the first quarter as well as the loss of high-volume, low-severity affinity programs.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 60.4% in the second quarter of 2011 compared with 64.0% in the comparable 2010 quarter. For the six-month period ended June 30, 2011, Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 62.9%, decreasing from 63.8% in the comparable 2010 period.
These percentage decreases were primarily due to higher utilization of our employees in the first six months of 2011 compared with the related 2010 period as a result of the increase in weather-related activity. The dollar amount of these expenses increased in the 2011 three-month period to $57.8 million from $52.6 million in the comparable 2010 period, and for the 2011 six-month period to $113.9 million from $106.6 million in the comparable 2010 period. Approximately $1.8 million and $3.3 million of the increases in direct compensation and fringe benefits for the three months and six months ended June 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates. There was an average of 2,821 full-time equivalent employees (including 134 catastrophe adjusters) in this segment during the first six months of 2011, compared with an average of 2,979 employees (including 68 catastrophe adjusters) during the comparable 2010 period.
Americas salaries and wages totaled $49.3 million and $44.5 million for the three months ended June 30, 2011 and 2010, respectively. For the first six months of 2011 and 2010, Americas salaries and wages totaled $95.5 million and $89.1 million, respectively. In addition to the impact of exchange rates, the increases in salaries and wages in the 2011 second quarter and year-to-date period compared with the same periods in 2010 were a result of the increased use of catastrophe adjusters to assist with the weather-related activity in 2011. Payroll taxes and fringe benefits for Americas totaled $8.5 million and $8.1 million in the second quarter of 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, payroll taxes and fringe benefits for Americas totaled $18.4 million and $17.5 million, respectively. The overall increase in payroll taxes and fringe benefits aligned with the increased salaries and wages costs.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $27.7 million, or 29.0% of segment revenues before reimbursements, for the quarter ended June 30, 2011, compared with $24.4 million, or 29.6% of segment revenues before reimbursements, for the comparable quarter of 2010. For the six-month period ended June 30, 2011, these expenses were $53.9 million, or 29.7% of segment revenues before reimbursements, compared with $48.5 million, or 29.0% of segment revenues before reimbursements, in the comparable 2010 period. Approximately $0.8 million and $1.5 million of the increases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and six months ended June 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily due to the increased use of outside contractors and third party software resulting from the increased weather-related activity and higher bad debt expense in the U.S. and Canada.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $7.6 million, or 8.7% of revenues before reimbursements, for the three months ended June 30, 2011 compared with 2010 second quarter operating earnings of $5.3 million, or 7.5% of revenues before reimbursements. Operating earnings for the six months ended June 30, 2011 increased to $14.8 million, or 8.8% of revenues before reimbursements, from $10.1 million, or 7.2% of revenues before reimbursements, in the comparable period of 2010. The increase in EMEA/AP operating earnings was primarily due to increased weather-related activity in the second quarter of 2011.
Revenues before Reimbursements
Substantially all EMEA/AP revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
United Kingdom (“U.K.”)	$39,848	$32,260	23.5%	$76,587	$65,605	16.7%
Continental Europe, Middle East, Africa (“CEMEA”)	24,185	22,856	5.8%	46,967	44,802	4.8%
Asia/Pacific	23,238	15,290	52.0%	43,492	28,775	51.1%
Total EMEA/AP Revenues before Reimbursements	$87,271	$70,406	24.0%	$167,046	$139,182	20.0%
For the three and six months ended June 30, 2011 compared with the same periods during 2010, the U.S. dollar was weaker against most other major EMEA/AP foreign currencies, increasing revenues before reimbursements by 8.3% and 4.1%, respectively. EMEA/AP unit volume, measured by cases received, increased 13.8% and 20.2% in the quarter and six months ended June 30, 2011 compared with the same periods in 2010. The overall increase for the quarter was primarily due to increases in case referrals during 2011 in CEMEA and Asia/Pacific. The overall increase for the six months was primarily due to increases in case referrals during 2011 in the U.K., CEMEA, and Asia/Pacific. Changes in case referrals are discussed below. Average revenue per claim increased 1.9% during the three months ended June 30, 2011 but declined 4.3% for the six months ended June 30, 2011, compared with the same periods in 2010 due to changes in the mix of services provided and in the rates charged for those services.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $10.5 million and $17.3 million for the three months and six months ended June 30, 2011, from $5.8 million and $10.9 million in the comparable 2010 periods. The increase was primarily due to increased expenses incurred to handle the increase in weather-related events, primarily in the U.K. and Australia.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
U.K.	41,011	42,230	(2.9)%	96,894	89,107	8.7%
CEMEA	40,232	36,308	10.8%	81,727	72,078	13.4%
Asia/Pacific	40,253	28,246	42.5%	80,436	54,315	48.1%
Total EMEA/AP Cases Received	121,496	106,784	13.8%	259,057	215,500	20.2%
Overall, case volume remained high around the world. The increase in the U.K. for the six months ended June 30, 2011 compared with the same period in 2010 was primarily due to an increase in weather-related claims in the first quarter of 2011. The increase in weather-related claims did not continue into the second quarter of 2011, resulting in a decrease in cases received in the U.K. in the second quarter of 2011 compared with the same period in 2010.
The 2011 increase in CEMEA cases resulted primarily from growth in our claims management business in Belgium, Germany, Italy, South Africa, and Scandinavia.
The increase in Asia/Pacific cases was due to an increase in high-frequency, low-value claims in China, Singapore, and Malaysia, and a significant increase in weather-related claims in Australia and Thailand.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 65.9% for both the three months and six months ended June 30, 2011, compared with 68.1% and 69.0%, respectively, for the comparable periods in 2010. These percentage decreases primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased for the three-month period to $57.5 million in 2011 from $48.0 million in 2010, and for the six-month period to $110.1 million in 2011, from $96.0 million in 2010. Approximately $3.7 million and $3.4 million of the increases in direct compensation and fringe benefits for the three months and six months ended June 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily due to an increase in the number of full-time equivalent employees needed to handle the additional activity. There was an average of 3,091 full-time equivalent employees in this segment in the first six months of 2011 compared with an average of 2,694 in the comparable 2010 period.
Salaries and wages of EMEA/AP segment personnel increased to $48.3 million for the three months ended June 30, 2011 from $39.3 million in the comparable 2010 period. For the six-month periods, salaries and wages of EMEA/AP segment personnel increased to $92.5 million in 2011 from $78.6 million in 2010. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $9.2 million and $17.6 million for the second quarter and six months ended June 30, 2011, respectively, compared with $8.7 million and $17.4 million for the same periods in 2010. These 2011 period increases were primarily due to the increase in the number of employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 25.4% and 25.3% of EMEA/AP revenues before reimbursements for the three months and six months ended June 30, 2011, respectively, up from 24.4% and 23.8%, respectively, for the comparable periods in 2010. The dollar amount of these expenses increased in the 2011 second quarter to $22.2 million from $17.2 million in the second quarter of 2010 and from $33.1 million in the six-month period ended June 30, 2010 to $42.2 million for the comparable period in 2011. Approximately $1.5 million and $1.7 million of the increases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and six months ended June 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily due to the increased use of temporary personnel during 2011 as a result of the increases in the number of cases received.

BROADSPIRE
As previously disclosed in the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company recorded a goodwill impairment charge of $7.3 million during the second quarter of 2010 related to our Broadspire segment. Substantially all of this impairment charge was not deductible for income tax purposes and is not reflected in the Broadspire segment operating loss. It is also not included in the following discussion and analysis of Broadspire segment operating results.

Our Broadspire segment reported an operating loss of $3.1 million for the second quarter of 2011, compared with an operating loss of $1.8 million in the second quarter of 2010. For the six months ended June 30, 2011, Broadspire's operating loss was $6.3 million, compared with $4.1 million for the comparable period in 2010. These declines were primarily due to lower revenues resulting from weak U.S. employment levels.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
Claims Management Services	$24,362	$26,675	(8.7)%	$49,799	$53,746	(7.3)%
Medical Management Services	29,273	29,760	(1.6)%	59,160	59,981	(1.4)%
Risk Management Information Services	4,275	4,745	(9.9)%	8,747	9,416	(7.1)%
Total Broadspire Revenues before Reimbursements	$57,910	$61,180	(5.3)%	$117,706	$123,143	(4.4)%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 7.7% from the 2010 second quarter to the 2011 second quarter and increased 11.7% for the six months ended June 30, 2011 compared with the same period in 2010. The increase in cases received in 2011 compared with the same periods in 2010 is primarily due to services provided in connection with a special project for one of our clients. Revenues for the special project are at a much lower rate than some of our other service lines. In addition, we are seeing a lengthening in the duration of certain workers' compensation claims, and we are also experiencing changes in the mix of claims we are handling, with a higher percentage of less complex, lower-value claims. The combined result of these factors was a 5.3% and 4.4% decrease in Broadspire segment revenues before reimbursements for the second quarter and six months of 2011, respectively, compared with the comparable periods of 2010.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million and $1.9 million for the three months and six months ended June 30, 2011, increasing from $0.8 million and $1.5 million in the comparable 2010 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2011	June 30, 2010	Variance	June 30, 2011	June 30, 2010	Variance
Workers’ Compensation	34,067	32,138	6.0%	66,319	64,307	3.1%
Casualty	16,188	14,806	9.3%	37,734	29,350	28.6%
Other	5,278	4,595	14.9%	10,452	8,899	17.5%
Total Broadspire Cases Received	55,533	51,539	7.7%	114,505	102,556	11.7%
The 2011 increase in workers’ compensation cases is primarily a result of growth in medical-only claims from existing customers as well as new business. Medical-only claims typically have a much lower per claim fee than lost time claims. The significant increase in casualty cases in 2011 over the same periods of 2010 is due to services provided in connection with a special project for one of our clients. The 2011 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased from 57.9% for the 2010 second quarter to 59.4% in the 2011 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements decreased slightly from 58.9% in 2010 to 58.7% in 2011. These changes in the percent of related revenues before reimbursements are primarily a result of lower revenues, as the actual amount of these expenses were lower compared with the same periods in 2010 primarily due to the decrease in the number of employees. Average full-time equivalent employees in this segment totaled 1,846 in the first six months of 2011, down from 2,031 in the comparable 2010 period.
Broadspire segment salaries and wages totaled $28.8 million and $56.9 million for the three months and six months ended June 30, 2011, respectively, decreasing 2.4% and 5.2%, respectively, from $29.5 million and $60.0 million, respectively, in the comparable 2010 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.6 million and $12.2 million in the three months and six months ended June 30, 2011, respectively, decreasing 5.1% and 3.2%, respectively, from 2010 expenses of $5.9 million and $12.6 million for the comparable periods. These 2011 decreases were primarily the result of the reduction in the number of full-time equivalent employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 46.0% and 46.6%, respectively, for the three months and six months ended June 30, 2011, compared with 45.0% and 44.4%, respectively, in the comparable 2010 periods. The amount of these expenses decreased 3.4% for the three months ended June 30, 2011 and were unchanged for the six months ended June 30, 2011 compared with the same periods in 2010, respectively. The decrease in the 2011 second quarter compared with the 2010 second quarter is due to reductions in expenses in response to the lower revenues.

LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $14.8 million and $31.8 million for the three months and six months ended June 30, 2011, respectively, increasing from $5.6 million and $8.8 million in the comparable 2010 periods, respectively. The related segment operating margin increased from 22.9% for the three months ended June 30, 2010 to 29.1% in the comparable 2011 period, and from 19.7% for the six months ended June 30, 2010 to 28.6% in the comparable 2011 period. The revenue and operating earnings increases were the result of a special project that began in the summer of 2010. We anticipate working on this special project until the expected end date of August 2013. We expect the special project to remain active through the remainder of 2011, but not at the same level as we experienced in the first six months of 2011.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements increased 109.3% to $50.8 million for the three months ended June 30, 2011 compared with $24.3 million for the comparable 2010 period. For the six-month period ended June 30, 2011, Legal Settlement Administration revenues before reimbursements increased 147.0% to $111.0 million, compared with $44.9 million for the same period in 2010. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At June 30, 2011 we had a backlog of projects awarded totaling approximately $75.2 million, compared with $56.5 million at June 30, 2010. Of the $75.2 million backlog at June 30, 2011, an estimated $55.1 million is expected to be recognized as revenues over the remainder of 2011.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the second quarter were $7.0 million in 2011 and $7.6 million in 2010. Reimbursements for the six months ended June 30 were $14.6 million in 2011 and $14.2 million in 2010.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 37.4% in the three months ended June 30, 2011 compared with 44.3% in the comparable 2010 period. For the six-month period ended June 30, 2011, these expenses as a percent of revenues before reimbursements were 34.8%, compared with 46.3% in the same 2010 period. The dollar amount of these expenses increased in an amount consistent with revenue increases to $19.0 million and $38.7 million, respectively, for the second quarter and six months of 2011 compared with $10.7 million and $20.8 million, respectively, for the comparable 2010 periods, primarily due to increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of full-time equivalent employees in 2011. There was an average of 539 full-time equivalent employees in this segment in the first six months of 2011, compared with an average of 355 in the comparable 2010 period.
Legal Settlement Administration salaries and wages totaled $17.4 million and $34.7 million, respectively, for the quarter and six months ended June 30, 2011, increasing 83.2% and 92.8% respectively, from $9.5 million and $18.0 million, respectively, in the comparable 2010 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.6 million and $4.0 million, for the three months and six months ended June 30, 2011, respectively, compared with $1.2 million and $2.8 million, respectively, for the comparable 2010 periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits increased as a percent of related revenues before reimbursements to 33.5% and 36.6% for the three months and six months ended June 30, 2011 from 32.8% and 34.0%, respectively, for the comparable 2010 periods. The dollar amount of these expenses increased to $17.0 million and $40.5 million, respectively, for the second quarter and first six months of 2011 compared with $8.0 million and $15.3 million, respectively, for the comparable 2010 periods as a result of the increase in revenues.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2011, we estimate that our effective annual income tax rate for 2011 will be approximately 31% before considering discrete items.
The provision for income taxes on consolidated income totaled $12.0 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in 2011 compared with 2010 was primarily due to the overall increase in income, fluctuations in the mix of income earned in the jurisdictions in which the Company operates, and discrete items.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $4.3 million and $3.9 million for the three months ended June 30, 2011 and 2010, respectively. Interest income totaled $192,000 and $193,000 for the three months ended June 30, 2011 and 2010, respectively. Corporate interest expense totaled $8.7 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively. Interest income totaled $411,000 and $296,000 for the six months ended June 30, 2011 and 2010, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. (“SLS”). Amortization expense associated with these intangible assets totaled approximately $1.5 million and $3.0 million for the second quarter and first six months, respectively, of each of 2011 and 2010. This amortization is included in SG&A expenses in our unaudited Condensed Consolidated Statements of Operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $142,000 and $297,000 was recognized during the three months and six months ended June 30,

2011, respectively, compared with $187,000 and $391,000 for the comparable periods in 2010, respectively.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2011 and 2010, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $4.0 million and $4.4 million for the three months and six months ended June 30, 2011, respectively, and $1.3 million and $1.5 million for the comparable periods in 2010. Our U.S. defined benefit pension plan expense was $1.1 million and $2.1 million lower for the three months and six months ended June 30, 2011, respectively, compared with the same periods of 2010. Offsetting the lower U.S. defined benefit pension plan expense were unallocated self-insurance expenses which were $1.6 million higher in the three months ended June 30, 2011 and $2.2 million higher in the six months ended June 30, 2011, respectively, compared with the same periods in 2010, primarily due to higher professional indemnity expenses, certain unallocated legal costs which were $1.5 million higher in the three and six months ended June 30, 2011 compared with the same periods in 2010, incentive compensation costs which were $400,000 and $700,000 higher in the three and six months ended June 30, 2011 compared with the same periods in 2010, and an increase in our bad debt expense of $300,000 for the six months ended June 30, 2011 compared with the same period in 2010.
Restructuring and Other Costs
During the second quarter of 2010, the Company recorded a pretax charge of $2.0 million for severance costs related to reductions in administrative staff. For the six months ended June 30, 2010, the total restructuring and other costs was $4.7 million, which included these severance costs plus a pretax loss of approximately $2.7 million on the Plantation sublease, as described in more detail in Note 12 to the accompanying unaudited condensed consolidated financial statements.
Goodwill Impairment Charge
On July 30, 2010, the independent arbitrator arbitrating the Broadspire arbitration issued a decision and contingent determination in connection therewith, which is described more fully in Note 11 to the accompanying unaudited condensed consolidated financial statements. The Company made a payment of $6.1 million, plus interest, on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7.3 million in the second quarter ended June 30, 2010. All but the interest portion of the charge was nondeductible for tax purposes.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2011, our working capital balance (current assets less current liabilities) was approximately $99.4 million, an increase of $16.8 million from the working capital balance at December 31, 2010. Our cash and cash equivalents were $37.2 million at June 30, 2011, compared with $93.5 million at December 31, 2010.
Cash and cash equivalents totaled $37.2 million as of June 30, 2011, consisting of $5.5 million held in the U.S. and $31.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $33.2 million for the six months ended June 30, 2011, compared with $29.6 million for the comparable period of 2010. During the first six months of 2011, we made cash contributions of $20.0 million and $3.5 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $15.1 million and $3.1 million, respectively, for the same period in 2010. Also contributing to the increase in cash used in operating activities in the 2011 period was a $41.3 million increase in accounts receivable and unbilled revenues compared with an increase of $25.4 million in 2010.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment, capitalized software, and payments for business acquisitions was $18.8 million in the six months ended June 30, 2011 compared with cash used in investing activities of $12.2 million in the comparable period of 2010. The increase is primarily due to $6.9 million paid to acquire the net assets of three companies in the first six months of 2011.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $6.1 million for the six months ended June 30, 2011 compared with $11.6 million provided by financing activities for the comparable period of 2010. We reinstated a quarterly dividend of $0.02 per common share in 2011, and have paid $2.1 million in dividends in the first six months of 2011. During 2011, we increased our short-term borrowings and book overdraft by $1.1 million, made payments totaling $3.3 million on our term note payable ($2.0 million of this was a voluntary additional principal payment), and paid $1.6 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2010, we made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable and paid $703,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
The Company could be required to make additional debt repayments under its credit agreement if the Company generates certain excess cash flows (as defined in the credit agreement) or fails to comply with certain leverage ratios as required by the credit agreement. The Company does not expect to be required to make any excess cash flow payments in 2011.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $20.1 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $79.9 million at June 30, 2011. At June 30, 2011 and December 31, 2010, the outstanding balances, excluding outstanding but undrawn letters of credit under our revolving line of credit facility were zero. Long-term borrowings outstanding, including current installments and capital leases, totaled $220.5 million as of June 30, 2011 compared with $223.3 million at December 31, 2010. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
We believe our current financial resources, together with funds expected to be generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.
Future Dividend Payments
Our Board of Directors makes dividend decisions each quarter based in part on an assessment of current and projected earnings and cash flows. The Company's desire or ability to pay future dividends could be impacted by many factors, including the funding requirements of our defined benefit pension plans, required or planned repayments of outstanding borrowings, future levels of cash expected to be generated by our operating activities, planned alternative uses of cash, and restrictions under the covenants contained in our credit agreement. In the event the Company declares and pays a cash dividend to holders of Class B common stock, it is required to declare and pay a cash dividend to holders of Class A common stock that may be greater than or equal to (but not lesser than) the dividend declared and paid on the Class B Common Stock.
Financial Condition
Other significant changes in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2011, compared with our Condensed Consolidated Balance Sheet as of December 31, 2010, were as follows:

•	Cash and cash equivalents decreased $56.3 million, or $58.0 million net of currency exchange.

•
Accounts receivable and unbilled revenues increased $56.3 million, or $41.3 million net of currency exchange impacts. This increase was primarily due to an increase in the average number of days of revenue outstanding.

•	Income taxes currently payable increased $6.4 million due to the increased net income.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $11.9 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

•	Self-insured risks decreased $2.9 million primarily due to decreases in reserves required for long-term professional indemnity and workers' compensation claims.
Off-Balance Sheet Arrangements
At June 30, 2011, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraphs 3 and 4 of Note 11, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

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

Crawford & Company (Registrant)

Date:	August 8, 2011	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2011	/s/ W. Bruce Swain
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

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated August 8, 2011

99.2	Second Quarter 2011 Earnings Conference Call Presentation, presented August 8, 2011

101	XBRL Documents