Form 10-Q
period 2011-09-30
CRAWFORD & CO
filed 2011-11-07
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2011 was as follows:

Class A Common Stock, $1.00 par value: 29,076,345
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2011

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2011 and 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2011 and 2010	4

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	7

	Condensed Consolidated Statements of Shareholders' Investment, Noncontrolling Interests, and Comprehensive Income (Loss) (unaudited) as of and for the three-month and nine-month periods ended September 30, 2011 and 2010	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

Signatures		39
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
Revenues:

Revenues before reimbursements	$282,967	$254,523
Reimbursements	25,252	23,587

Total Revenues	308,219	278,110

Costs and Expenses:

Costs of services provided, before reimbursements	211,577	185,172
Reimbursements	25,252	23,587
Total costs of services	236,829	208,759

Selling, general, and administrative expenses	53,615	50,152

Corporate interest expense, net of interest income of $204 and $163, respectively	4,142	3,923

Arbitration award	(6,992)	—

Total Costs and Expenses	287,594	262,834

Income Before Income Taxes	20,625	15,276

Provision for Income Taxes	5,295	2,180

Net Income	15,330	13,096

Less: Net Income Attributable to Noncontrolling Interests	34	106

Net Income Attributable to Shareholders of Crawford & Company	$15,296	$12,990

Earnings Per Share - Basic:
Class A Common Stock	$0.29	$0.25
Class B Common Stock	$0.28	$0.25

Earnings Per Share -Diluted:
Class A Common Stock	$0.28	$0.24
Class B Common Stock	$0.28	$0.24

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,019	28,092
Class B Common Stock	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,897	28,609
Class B Common Stock	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.03	$—
Class B Common Stock	$0.02	$—
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Revenues:

Revenues before reimbursements	$859,718	$728,940
Reimbursements	66,691	57,209

Total Revenues	926,409	786,149

Costs and Expenses:

Costs of services provided, before reimbursements	629,292	538,142
Reimbursements	66,691	57,209
Total costs of services	695,983	595,351

Selling, general, and administrative expenses	166,774	149,530

Corporate interest expense, net of interest income of $615 and $459, respectively	12,396	11,732

Arbitration award and special charges	(6,992)	4,650

Goodwill impairment charge	—	7,303

Total Costs and Expenses	868,161	768,566

Income Before Income Taxes	58,248	17,583

Provision for Income Taxes	17,337	3,938

Net Income	40,911	13,645

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1)	128

Net Income Attributable to Shareholders of Crawford & Company	$40,912	$13,517

Earnings Per Share - Basic:
Class A Common Stock	$0.77	$0.26
Class B Common Stock	$0.76	$0.26

Earnings Per Share - Diluted:
Class A Common Stock	$0.76	$0.25
Class B Common Stock	$0.75	$0.25

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,733	27,903
Class B Common Stock	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,420	28,384
Class B Common Stock	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.07	$—
Class B Common Stock	$0.06	$—
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

		*
	September 30, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$68,034	$93,540
Accounts receivable, less allowance for doubtful accounts of $13,749 and $10,516, respectively	179,024	142,521
Unbilled revenues, at estimated billable amounts	133,424	122,933
Prepaid expenses and other current assets	23,040	20,411
Total Current Assets	403,522	379,405

Property and Equipment:
Property and equipment	155,876	149,444
Less accumulated depreciation	(112,900)	(106,073)
Net Property and Equipment	42,976	43,371

Other Assets:
Goodwill	127,756	125,764
Intangible assets arising from business acquisitions, net	95,326	97,881
Capitalized software costs, net	59,289	55,204
Deferred income tax assets	88,952	91,930
Other noncurrent assets	27,052	27,119
Total Other Assets	398,375	397,898

TOTAL ASSETS	$844,873	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited
(In thousands except par value amounts)

		*
	September 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$21,749	$—
Accounts payable	41,324	53,517
Accrued compensation and related costs	81,599	90,590
Self-insured risks	17,607	15,094
Income taxes payable	9,499	2,558
Deferred income taxes	17,077	17,146
Deferred rent	14,764	15,750
Other accrued liabilities	36,104	31,097
Deferred revenues	50,454	48,198
Mandatory contributions due to pension plan	8,600	20,000
Current installments of long-term debt and capital leases	2,971	2,891
Total Current Liabilities	301,748	296,841

Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	217,005	220,437
Deferred revenues	28,623	30,048
Self-insured risks	11,236	18,274
Accrued pension liabilities, less current mandatory contributions	127,799	145,030
Other noncurrent liabilities	14,198	14,813
Total Noncurrent Liabilities	398,861	428,602

Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,072 and 28,002 shares issued and outstanding, respectively	29,072	28,002
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding	24,697	24,697
Additional paid-in capital	32,922	32,348
Retained earnings	206,198	168,791
Accumulated other comprehensive loss	(153,638)	(164,322)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	139,251	89,516
Noncontrolling interests	5,013	5,715
Total Shareholders’ Investment	144,264	95,231

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$844,873	$820,674
*    derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$40,911	$13,645
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	23,804	22,780
Goodwill impairment charge	—	7,303
Arbitration award	(6,992)	—
Stock-based compensation	2,709	2,959
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(30,179)	(30,513)
Unbilled revenues, net	(6,654)	(24,647)
Accrued or prepaid income taxes	6,308	(1,589)
Accounts payable and accrued liabilities	(23,309)	11,821
Deferred revenues	566	(4,459)
Accrued retirement costs	(22,313)	(17,557)
Prepaid expenses and other operating activities	(2,449)	(4,853)
Net cash used in operating activities	(17,598)	(25,110)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(9,326)	(8,003)
Proceeds from disposals of property and equipment	84	40
Capitalization of computer software costs	(11,963)	(10,671)
Additional purchase price consideration for previous acquisition	—	(7,303)
Cash received in arbitration award	4,913	—
Payments for business acquisitions, net of cash acquired	(6,874)	—
Net cash used in investing activities	(23,166)	(25,937)

Cash Flows From Financing Activities:
Cash dividends paid	(3,505)	—
Shares used to settle withholding taxes under stock-based compensation plans	(1,653)	(703)
Proceeds from employee stock-based compensation plans	588	530
Increases in short-term borrowings	59,252	34,939
Payments on short-term borrowings	(36,432)	(2,718)
Payments on long-term debt and capital lease obligations	(4,145)	(7,516)
Other financing activities	(41)	(218)
Net cash provided by financing activities	14,064	24,314

Effects of exchange rate changes on cash and cash equivalents	1,194	(1,428)
Decrease in cash and cash equivalents	(25,506)	(28,161)
Cash and cash equivalents at beginning of year	93,540	70,354
Cash and cash equivalents at end of period	$68,034	$42,193
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT,
NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Comprehensive income (loss) — Note 4	—	—	—	12,147	2,717	14,864	(653)	14,211
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	28,782	24,697	30,286	179,869	(161,605)	102,029	5,062	107,091
Comprehensive income — Note 4	—	—	—	13,469	10,743	24,212	200	24,412
Cash dividends paid	—	—	—	(1,070)	—	(1,070)	—	(1,070)
Stock-based compensation	—	—	1,113	—	—	1,113	—	1,113
Common stock activity, net	13	—	20	—	—	33	—	33

Balance at June 30, 2011	28,795	24,697	31,419	192,268	(150,862)	126,317	5,262	131,579
Comprehensive income (loss) — Note 4	—	—	—	15,296	(2,776)	12,520	(12)	12,508
Cash dividends paid	—	—	—	(1,366)	—	(1,366)	—	(1,366)
Stock-based compensation	—	—	1,226	—	—	1,226	—	1,226
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(237)	(237)
Common stock activity, net	277	—	277	—	—	554	—	554

Balance at September 30, 2011	$29,072	$24,697	$32,922	$206,198	$(153,638)	$139,251	$5,013	$144,264

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2010	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Comprehensive income (loss) — Note 4	—	—	—	3,054	(286)	2,768	(3)	2,765
Stock-based compensation	—	—	777	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Common stock activity, net	412	—	(1,115)	—	—	(703)	—	(703)

Balance at March 31, 2010	27,767	24,697	29,232	143,517	(165,689)	59,524	4,562	64,086
Comprehensive (loss) income — Note 4	—	—	—	(2,527)	(1,650)	(4,177)	276	(3,901)
Stock-based compensation	—	—	659	—	—	659	—	659

Balance at June 30, 2010	27,767	24,697	29,891	140,990	(167,339)	56,006	4,838	60,844
Comprehensive income — Note 4	—	—	—	12,990	3,412	16,402	126	16,528
Stock-based compensation	—	—	1,523	—	—	1,523	—	1,523
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(179)	(179)
Common stock activity, net	233	—	244	—	—	477	—	477

Balance at September 30, 2010	$28,000	$24,697	$31,658	$153,980	$(163,927)	$74,408	$4,785	$79,193

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world's largest independent provider of claims management solutions to the risk management and insurance industry as well as self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock have substantially identical rights, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. In the first quarter of 2011, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former International Operations segment to the newly-created Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment are now also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. The remaining operations of the former International Operations segment are now called the “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP” segment. EMEA/AP continues to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity (“VIE”) of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compensation plan. At September 30, 2011 and December 31, 2010, the liabilities of the deferred compensation plan were $9,600,000 and $9,503,000, respectively, and the values of the assets held in the related rabbi trust were $14,383,000 and $14,022,000, respectively. These liabilities and assets are included in "Other Noncurrent Liabilities" and "Other Noncurrent Assets," respectively, on the Company's Condensed Consolidated Balance Sheets.

2. Adoption of New Accounting Standards
Fair Value Disclosures
On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers of assets measured under Levels 1 and 2 of the fair value hierarchy into and out of such levels and separate disclosures about purchases, sales, issuances, and settlements relating to assets measured using Level 3 within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the activity of purchases, sales, issuance, and settlements, if any, within Level 3, which were effective for the Company beginning January 1, 2011.
Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows.
Multiple-Deliverable Revenue Arrangements
On October 7, 2009, the FASB issued ASU 2009-13, "Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force" which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on relative selling prices of the deliverables (i.e., the relative-selling-price method). The use of the residual method of allocation is no longer permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.
Stock-Based Compensation
In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the 1) entity’s functional currency, 2) functional currency of the foreign operation for which the employee provides services, and 3) payroll currency of the employee. Under the previous guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company did not classify any of its stock-based compensation as a liability. ASU 2010-13 was effective for the Company beginning on January 1, 2011. The adoption of ASU 2010-13 did not change the Company’s accounting for its stock-based compensation awards as equity since ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which the entity’s equity securities trade.

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
Goodwill
On September 15, 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment." ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment will be effective for the Company beginning January 1, 2012, with early adoption permitted. The Company anticipates early adoption of ASU 2011-08 for its 2011 goodwill impairment test.

4. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30, 2011
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$15,296	$34	$15,330
Other Comprehensive Income (Loss):
Net foreign currency translation loss	(4,861)	(46)	(4,907)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	141	—	141
Gain recognized during period	217	—	217
Amortization of cost of retirement plans, net of taxes	1,727	—	1,727
Total Comprehensive Income (Loss)	$12,520	$(12)	$12,508

	Three Months Ended September 30, 2010
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$12,990	$106	$13,096
Other Comprehensive Income:
Net foreign currency translation gain	1,884	20	1,904
Interest rate swap agreement, net of taxes:
Loss reclassified into income	359	—	359
Loss recognized during period	(585)	—	(585)
Amortization of cost of retirement plans, net of taxes	1,754	—	1,754
Total Comprehensive Income	$16,402	$126	$16,528

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30, 2011
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income (Loss)	$40,912	$(1)	$40,911
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss)	5,167	(464)	4,703
Interest rate swap agreement, net of taxes:
Loss reclassified into income	427	—	427
Loss recognized during period	(91)	—	(91)
Amortization of cost of retirement plans, net of taxes	5,181	—	5,181
Total Comprehensive Income (Loss)	$51,596	$(465)	$51,131

	Nine Months Ended September 30, 2010
	Attributable to	Attributable to
	Shareholders of	Noncontrolling
(in thousands)	Crawford & Company	Interests	Total
Net Income	$13,517	$128	$13,645
Other Comprehensive Income:
Net foreign currency translation (loss) gain	(3,894)	271	(3,623)
Interest rate swap agreement, net of taxes:
Loss reclassified into income	1,405	—	1,405
Loss recognized during period	(1,297)	—	(1,297)
Amortization of cost of retirement plans, net of taxes	5,262	—	5,262
Total Comprehensive Income	$14,993	$399	$15,392

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations, however, the undistributed earnings for each period are allocated to each class on a proportionate basis. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the three months ended September 30, 2011, the Board of Directors declared a higher dividend on CRDA than on CRDB. Because the two-class method may yield different earnings per share when the dividends are different, a more detailed calculation is presented.
The computations of basic and diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$7,525	$6,405	$6,913	$6,077	$20,116	$17,291	$7,170	$6,347
Dividends paid	872	494	—	—	2,023	1,482	—	—
	8,397	6,899	6,913	6,077	22,139	18,773	7,170	6,347
Denominator:
Weighted-average common shares outstanding	29,019	24,697	28,092	24,697	28,733	24,697	27,903	24,697
Earnings per share - basic	$0.29	$0.28	$0.25	$0.25	$0.77	$0.76	$0.26	$0.26

Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$7,628	$6,302	$6,972	$6,018	$20,336	$17,071	$7,228	$6,289
Dividends paid	872	494	—	—	2,023	1,482	—	—
	8,500	6,796	6,972	6,018	22,359	18,553	7,228	6,289
Denominator:
Number of shares used in basic earnings per share computation	29,019	24,697	28,092	24,697	28,733	24,697	27,903	24,697
Weighted-average effect of dilutive securities	878	—	517	—	687	—	481	—
	29,897	24,697	28,609	24,697	29,420	24,697	28,384	24,697
Earnings per share - diluted	$0.28	$0.28	$0.24	$0.24	$0.76	$0.75	$0.25	$0.25
The following details the shares excluded from the denominator in the above computation of diluted EPS for CRDA because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Stock options excluded due to the options' respective exercise prices being greater than the average market price during the period	968	1,712	1,354	1,898
Performance stock grants excluded because performance conditions had not been met (1)	722	1,002	722	1,002
(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for the grants as of September 30, 2011 are expected to be achieved in 2012 and

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2013, provided certain earnings targets are met.
The following table details additional shares issued for the three months and nine months ended September 30, 2011 and September 30, 2010. These shares are included in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
CRDA issued under non-employee director stock plan	4	6	69	50
CRDA issued under the Employee Stock Purchase Plan	241	227	241	227
CRDA issued under the U.K. ShareSave Scheme	9	—	16	—
CRDA issued for vested performance shares	21	3	742	371
CRDA issued under the stock option plan	2	—	2	—

6. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. At September 30, 2011 and December 31, 2010, the fair value of the Company's interest rate swap was a liability of $862,000 and $1,404,000, respectively. The amount of gain/loss recognized in income/expense for the ineffective portion excluded from any effectiveness testing was not material for the three months or nine months ended September 30, 2011 or 2010. The pretax amount expected to be reclassified from accumulated other comprehensive loss into earnings during the twelve months subsequent to September 30, 2011 is approximately $862,000 and is included in "Other Accrued Liabilities" in the accompanying unaudited Condensed Consolidated Balance Sheets. The notional amount of the swap was reduced from $90,000,000 to $85,000,000 on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap agreement and believes the risk of nonperformance by such party is minimal.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Gain (Loss) Recognized in
	Accumulated Other		Loss Reclassified from
	Comprehensive Loss (“OCL”) on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Three Months Ended September 30,	2011	2010	2011	2010
Cash Flow Hedging Relationship:
Interest rate hedge	$351	$(943)	$(228)	$(579)

	Loss Recognized in Accumulated		Loss Reclassified from
	OCL on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Nine Months Ended September 30,	2011	2010	2011	2010
Cash Flow Hedging Relationship:
Interest rate hedge	$(147)	$(2,188)	$(690)	$(579)
Interest rate swap discontinued as a cash flow hedge	$—	$—	$—	$(1,593)
___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate Interest Expense" in the Company’s unaudited Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(893)	$(1,020)	$(871)	$(1,354)
Loss reclassified into income, net of tax	141	359	427	1,405
Gain (loss) recognized during period, net of tax	217	(585)	(91)	(1,297)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(535)	$(1,246)	$(535)	$(1,246)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, General and Administrative Expenses" in the Company’s unaudited Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. Changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At September 30, 2011, the fair value of the cross currency basis swap was a net asset of $989,000, with $165,000 included in "Other Accrued Liabilities" and $1,154,000 included in "Other Noncurrent Assets" in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
The Company’s swap agreements contain provisions providing that if the Company is in default under its credit agreement, the Company may also be deemed to be in default under its swap agreements. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At September 30, 2011, no such default existed. Further, at such date the Company had no assets posted as collateral under its swap agreements.

7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2011
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$45	$45	$—	$—
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	$(862)	$—	$(862)	$—
Derivative not designated as a hedging instrument:
Cross currency basis swap (3)	$989	$—	$989	$—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheet as "Cash and Cash Equivalents."

(2)	The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the swap

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and the forward interest rate curve adjusted for the Company’s credit risk.

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
Both the carrying value and fair value of the Company’s term note payable under its credit facility were approximately $218,625,000 at September 30, 2011. The Company’s term note payable is held by a small number of lenders, and thus it trades infrequently. The Company estimates the fair value of its term note payable based on trading activity for the term note and estimates provided by the administrative agent under its credit facility.

8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2011 and 2010 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$668	$564	$1,967	$1,768
Interest cost	8,949	8,832	26,717	26,799
Expected return on assets	(10,317)	(8,734)	(30,803)	(26,522)
Amortization of transition asset	12	11	35	33
Amortization of actuarial loss	2,743	2,746	8,184	8,169
Net periodic benefit cost	$2,055	$3,419	$6,100	$10,247

For the three-month period ended September 30, 2011, the Company made contributions of $0 and $1,767,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $5,100,000 and $1,695,000, respectively, for the comparable periods in 2010. For the nine-month period ended September 30, 2011, the Company made contributions of $20,000,000 and $5,225,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $20,200,000 and $4,809,000, respectively, for the comparable periods in 2010.

9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2011, the Company estimates that its effective annual income tax rate for 2011 will be approximately 28% to 30% before considering discrete items.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Segment Information
Financial information for the three months and nine months ended September 30, 2011 and 2010 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below. Operating earnings is the primary financial performance measure used by the Company’s senior management and CODM to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from income before income taxes computed in accordance with GAAP since operating earnings exclude net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, arbitration awards, special charges, goodwill impairment charges, and certain unallocated corporate and shared costs. Net income or loss attributable to noncontrolling interests has been removed from segment operating earnings. Segment operating earnings include allocations of certain corporate overhead and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period results are adjusted to conform to the current allocation methods.
As discussed in Note 1, the results of prior periods have been revised to conform to the current presentation of our reportable segments.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Americas	$94,651	$85,673	$275,700	$252,841
EMEA/AP	86,970	68,725	254,016	207,907
Broadspire	58,855	61,683	176,561	184,826
Legal Settlement Administration	42,491	38,442	153,441	83,366
Total Segment Revenues before Reimbursements	282,967	254,523	859,718	728,940
Reimbursements	25,252	23,587	66,691	57,209
Total Revenues	$308,219	$278,110	$926,409	$786,149

Operating Earnings (Loss):
Americas	$6,780	$6,232	$20,089	$18,332
EMEA/AP	5,686	5,133	20,465	15,209
Broadspire	(2,925)	(659)	(9,184)	(4,764)
Legal Settlement Administration	10,781	10,968	42,537	19,817
Total Segment Operating Earnings	20,322	21,674	73,907	48,594

Add (Deduct):
Unallocated corporate and shared costs, net	(956)	(783)	(5,349)	(2,244)
Arbitration award and special charges	6,992	—	6,992	(4,650)
Goodwill impairment charge	—	—	—	(7,303)
Net corporate interest expense	(4,142)	(3,923)	(12,396)	(11,732)
Amortization of customer-relationship intangible assets	(1,513)	(1,497)	(4,531)	(4,496)
Stock option expense	(78)	(195)	(375)	(586)
Income before Income Taxes	$20,625	$15,276	$58,248	$17,583
Intersegment transactions are not material for any period presented.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by major service line in the U.S. and by area for other regions of the Americas segment, and by major service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. Legal Settlement Administration considers all of its revenues to be derived from one service line.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Americas
Claims Field Operations	$28,808	$31,159	$87,478	$94,561
Contractor Connection	5,971	4,930	17,879	15,055
Technical Services	8,002	7,989	24,946	22,694
Catastrophe Services	12,888	4,601	28,513	12,405
Subtotal U.S. Property & Casualty	55,669	48,679	158,816	144,715
Canada--all service lines	34,728	33,342	105,548	97,504
Latin America/Caribbean--all service lines	4,254	3,652	11,336	10,622
Total Americas	$94,651	$85,673	$275,700	$252,841

Broadspire
Claims Management Services	$25,080	$26,900	$74,879	$80,646
Medical Management Services	29,787	29,929	88,947	89,910
Risk Management Information Services	3,988	4,854	12,735	14,270
Total Broadspire	$58,855	$61,683	$176,561	$184,826

11. Commitments and Contingencies
The Company’s and its subsidiary guarantors’ obligations under the Company's credit agreement are secured by liens on all of their respective personal property and mortgages over certain of their owned and leased properties.
As part of the Company’s credit agreement, the Company maintains a letter of credit facility to satisfy certain of its contractual requirements. At September 30, 2011, the aggregate committed amount of letters of credit outstanding under the credit agreement was $20,069,000.
In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may in the future bring, actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering service to clients. The majority of these known claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and any self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable exposures, none of which are expected to have a material adverse effect on the Company's financial condition or results of operations.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

12. Arbitration Award, Special Charges, and Goodwill Impairment Charge
The Company and Platinum were previously engaged in an arbitration regarding the application of the purchase price adjustment mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Amounts payable resulting from the Accounting Arbitration were considered to be adjustments to the purchase price and accrued interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith, and the Company made a payment of $6,099,000 plus interest, for a total payment of $7,303,000 to Platinum. In addition, on October 27, 2010, this independent arbitrator issued a final decision and determination and required the Company to pay an additional $6,218,000 to Platinum. Interest of $1,282,000 for amounts paid pursuant to the Accounting Arbitration was accrued in "Other Accrued Liabilities", and was settled with the Legal Arbitration (as defined and discussed further below). Because all of the goodwill in the Broadspire segment was previously impaired, the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7,303,000 for the nine months ended September 30, 2010. All but the interest portion of the charge was nondeductible for tax purposes.
The Company also asserted claims for damages against Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement (the "Legal Arbitration"). On July 25, 2011, the panel arbitrating the Legal Arbitration issued its final decision, which resulted in the Company recognizing a pretax arbitration award of $6,992,000 ($5,855,000, net of tax) in the third quarter of 2011. Portions of the award are considered to be adjustments to the purchase price.
For the nine months ended September 30, 2010, the Company recorded restructuring and other costs of $4,650,000, which included $1,987,000 in severance costs related to reductions in administrative staff plus a pretax loss of approximately $2,663,000 on a sublease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of shareholders' investment, noncontrolling interests, and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
November 7, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements relate to, among other things, discussions regarding reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements contained or incorporated by reference in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	continued lower than historical volumes of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	our failure to complete the implementation of RiskTech on schedule, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2011 and 2010 contained in Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2010. The financial results of our international subsidiaries included in our Americas and EMEA/AP segments, other than subsidiaries in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. In the first quarter of 2011, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former International Operations segment to the newly-created Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment are now also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. The remaining operations of the former International Operations segment are now called the “Europe, Middle East, Africa, Asia Pacific” or “EMEA/AP” segment. EMEA/AP continues to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. The changes were implemented to more closely align the segments with the current management reporting structure. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.
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
The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. We are also impacted by decisions insurance companies and other clients may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters or contracted to other third party administrators, whether or not associated with insurance companies. Accordingly, we are limited in our ability to predict case volumes that may be referred to us in the future. In addition, our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 11.2% and 17.9% (6.2% and 14.7% in constant dollars) for the three months and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. The increases in revenues for the quarter and nine-month periods were primarily due to revenue increases in our Legal Settlement Administration, Americas, and EMEA/AP segments. The increases in revenues in these segments were partially offset by revenue declines in our Broadspire segment.
Excluding the impact of foreign currency translation, revenues before reimbursements by segment and in total were as follows:

	Three Months Ended			Nine Months Ended
( in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
Americas	$92,031	$85,673	7.4%	$267,941	$252,841	6.0%
EMEA/AP	76,962	68,725	12.0%	238,114	207,907	14.5%
Broadspire	58,855	61,683	(4.6)%	176,561	184,826	(4.5)%
Legal Settlement Administration	42,491	38,442	10.5%	153,441	83,366	84.1%
Total Revenues before Reimbursements on a Constant Dollar Basis	$270,339	$254,523	6.2%	$836,057	$728,940	14.7%
Excluding the arbitration award of $7.0 million ($5.9 million after tax) in the three months ended September 30, 2011, net income attributable to Crawford & Company was $9.4 million, compared with $13.0 million for the same period in 2010. Excluding the arbitration award in 2011 and the goodwill impairment charge of $7.3 million ($6.8 million after tax) and the special charges of $4.7 million ($2.9 million after tax) in the first nine months of 2010, net income attributable to Crawford & Company was $35.0 million for the nine months ended September 30, 2011, compared with $23.2 million for the same period in 2010. Including the arbitration award, special charges, and the goodwill impairment charge, net income attributable to Crawford & Company was $40.9 million and $13.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. See Note 12 to the accompanying unaudited condensed consolidated financial statements for further descriptions of the arbitration award, special charges, and goodwill impairment charge.
Selling, General, and Administrative (“SG&A”) expenses were 6.9% and 11.5% higher in the quarter and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. The increase for the quarter was primarily due to the following: a $0.8 million increase in professional fees, the majority of which were associated with the implementation of Broadspire's RiskTech claims system, a $0.5 million increase in direct compensation costs, $0.4 million in professional fees incurred in the Platinum legal arbitration discussed elsewhere herein, and a $0.4 million increase in travel and entertainment expenses. The increase for the nine months was primarily due to the following: $1.2 million in higher expenses associated with our professional indemnity self-insured risks, a $2.0 million increase in bad debt expense, a $3.4 million increase in professional fees, the majority of which were associated with the implementation of Broadspire's RiskTech claims system, a $3.3 million increase in direct compensation costs primarily due to higher incentive compensation costs, $1.9 million in professional fees incurred in the Platinum legal arbitration, and a $1.4 million increase in travel and entertainment expenses.
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
Certain other gains and expenses may arise from events (such as gains on sales of businesses and real estate, expenses related to restructurings, arbitration awards, special charges, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Unallocated corporate and shared costs represent expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.
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
Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income and net income attributable to shareholders of Crawford & Company, were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:
Americas	$94,651	$85,673	$275,700	$252,841
EMEA/AP	86,970	68,725	254,016	207,907
Broadspire	58,855	61,683	176,561	184,826
Legal Settlement Administration	42,491	38,442	153,441	83,366
Total revenues, before reimbursements	282,967	254,523	859,718	728,940
Reimbursements	25,252	23,587	66,691	57,209
Total Revenues	$308,219	$278,110	$926,409	$786,149

Direct Compensation & Fringe Benefits:
Americas	$58,524	$53,824	$172,374	$160,433
% of related revenues before reimbursements	61.8%	62.8%	62.5%	63.5%
EMEA/AP	56,940	46,019	167,048	142,046
% of related revenues before reimbursements	65.5%	67.0%	65.8%	68.3%
Broadspire	34,115	35,391	103,225	107,966
% of related revenues before reimbursements	58.0%	57.4%	58.5%	58.4%
Legal Settlement Administration	16,976	13,631	55,637	34,447
% of related revenues before reimbursements	40.0%	35.5%	36.3%	41.3%
Total	$166,555	$148,865	$498,284	$444,892
% of Revenues before reimbursements	58.9%	58.5%	58.0%	61.0%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$29,347	$25,617	$83,237	$74,076
% of related revenues before reimbursements	31.0%	29.9%	30.2%	29.2%
EMEA/AP	24,344	17,573	66,503	50,652
% of related revenues before reimbursements	28.0%	25.5%	26.1%	24.4%
Broadspire	27,665	26,951	82,520	81,624
% of related revenues before reimbursements	47.0%	43.7%	46.7%	44.2%
Legal Settlement Administration	14,734	13,843	55,267	29,102
% of related revenues before reimbursements	34.6%	36.0%	36.0%	34.9%
Total before reimbursements	96,090	83,984	287,527	235,454
% of Revenues before reimbursements	34.0%	33.0%	33.4%	32.3%
Reimbursements	25,252	23,587	66,691	57,209
Total	$121,342	$107,571	$354,218	$292,663
% of Revenues	39.4%	38.7%	38.2%	37.2%

Operating Earnings (Loss):
Americas	$6,780	$6,232	$20,089	$18,332
% of related revenues before reimbursements	7.2%	7.3%	7.3%	7.3%
EMEA/AP	5,686	5,133	20,465	15,209
% of related revenues before reimbursements	6.5%	7.5%	8.1%	7.3%
Broadspire	(2,925)	(659)	(9,184)	(4,764)
% of related revenues before reimbursements	(5.0)%	(1.1)%	(5.2)%	(2.6)%
Legal Settlement Administration	10,781	10,968	42,537	19,817
% of related revenues before reimbursements	25.4%	28.5%	27.7%	23.8%

Add/(Deduct):
Unallocated corporate and shared costs, net	(956)	(783)	(5,349)	(2,244)
Arbitration award and special charges	6,992	—	6,992	(4,650)
Goodwill impairment charge	—	—	—	(7,303)
Net corporate interest expense	(4,142)	(3,923)	(12,396)	(11,732)
Amortization of customer-relationship intangible assets	(1,513)	(1,497)	(4,531)	(4,496)
Stock option expense	(78)	(195)	(375)	(586)
Pretax Income	20,625	15,276	58,248	17,583
Provision for income taxes	(5,295)	(2,180)	(17,337)	(3,938)
Net Income	15,330	13,096	40,911	13,645
Less: Net income (loss) attributable to noncontrolling interests	34	106	(1)	128
Net income attributable to shareholders of Crawford & Company	$15,296	$12,990	$40,912	$13,517

AMERICAS
Operating earnings for our Americas segment increased from $6.2 million, or 7.3% of revenues before reimbursements, in the third quarter of 2010, to $6.8 million, or 7.2% of revenues before reimbursements, in the third quarter of 2011. For the nine months ended September 30, segment operating earnings increased from $18.3 million, or 7.3% of revenues before reimbursements, in 2010 to $20.1 million, or 7.3% of revenues before reimbursements, in 2011. The increase in Americas operating earnings was primarily due to increased weather-related activity in 2011.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
Claims Field Operations	$28,808	$31,159	(7.5)%	$87,478	$94,561	(7.5)%
Contractor Connection	5,971	4,930	21.1%	17,879	15,055	18.8%
Technical Services	8,002	7,989	0.2%	24,946	22,694	9.9%
Catastrophe Services	12,888	4,601	180.1%	28,513	12,405	129.9%
Subtotal U.S. Property & Casualty	55,669	48,679	14.4%	158,816	144,715	9.7%
Canada--all service lines	34,728	33,342	4.2%	105,548	97,504	8.2%
Latin America/Caribbean--all service lines	4,254	3,652	16.5%	11,336	10,622	6.7%
Total Revenues before Reimbursements	$94,651	$85,673	10.5%	$275,700	$252,841	9.0%
For the three months and nine months ended September 30, 2011 compared with the same periods during 2010, the U.S. dollar weakened against most foreign currencies in Canada, Latin America and the Caribbean, increasing revenues before reimbursements by 3.1% and 3.0%, respectively. Revenues were also favorably impacted by segment unit volume, measured principally by cases received, which increased by 10.4% and 7.1% for the quarter and nine months, respectively, compared with the same periods in 2010. Offsetting the weaker U.S. dollar and the increases in segment unit volume was an overall slightly unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 3.0% and 1.1%, in the three months and nine months ended September 30, 2011, respectively.
The overall revenue increase in the third quarter and first nine months of 2011 in U.S. Property & Casualty was primarily due to an increase in claims due to weather-related activity. The decline in Claims Field Operations revenues was caused by a shift in mix toward lower-revenue, low-severity claims. This decline was more than offset by increases in revenues from our direct repair network, Contractor Connection, and from Technical Services and Catastrophe Services. Contractor Connection revenues increased due to the ongoing expansion of our contractor network and to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks. Technical Services revenues increased as a result of an increase in the number of cases received. Catastrophe revenues increased primarily due to increased revenues from U.S. catastrophe adjusters working weather-related claims in the U.S. and Australia and from assistance provided to our Legal Settlement Administration segment in connection with a special project.
The overall revenue increase in Canada for the third quarter of 2011 was primarily due to a weaker U.S. dollar. The overall revenue increase in Canada for the first nine months of 2011 was primarily due to the increase in the number of cases received. Revenues in local currency decreased approximately 2.5% for the third quarter and increased approximately 1.1% for the first nine months of 2011, compared with the same periods in the prior year. The mix of cases received negatively impacted revenues during the quarter and nine months. The change in mix was the result of a decline in volume of certain higher margin claims resulting from certain legislative changes implemented in Canada last year, offset by increases in lower margin appraisal and weather-related claims.
Revenues in Latin America and the Caribbean increased approximately 5.8% in local currency in the third quarter of 2011 and decreased approximately 0.6% in local currency in the first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 is primarily due to weather-related activity in Brazil.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment increased to $5.0 million for the three months ended September 30, 2011 from $3.9 million for the three months ended September 30, 2010. Reimbursements for the nine-month periods increased to $12.6 million for the nine months ended September 30, 2011 from $10.9 million for the nine months ended September 30, 2010.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
Claims Field Operations	66,097	61,393	7.7%	185,838	179,116	3.8%
Contractor Connection	34,901	31,759	9.9%	105,735	94,756	11.6%
Technical Services	2,880	1,762	63.5%	6,988	5,462	27.9%
Catastrophe Services	21,347	6,906	209.1%	40,165	22,009	82.5%
Subtotal U.S. Property & Casualty	125,225	101,820	23.0%	338,726	301,343	12.4%
Canada--all service lines	34,423	34,714	(0.8)%	96,857	86,821	11.6%
Latin America/Caribbean--all service lines	11,412	18,381	(37.9)%	39,996	55,721	(28.2)%
Total Americas Cases Received	171,060	154,915	10.4%	475,579	443,885	7.1%
The 2011 increase in Claims Field Operations cases for both the three-month and nine-month periods was primarily due to an increase in weather-related events in the U.S. The 2011 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks, which we expect to continue. Technical Services cases increased for both the three-month and nine-month periods in 2011 primarily due to an increase in new accounts, a shift of high-severity cases from Claims Field Operations and an increase in weather-related activity. The 2011 increase in Catastrophe Services cases was due to an increase in weather-related events in the U.S. Much of the increase in cases received for the quarter ended September 30, 2011 in Technical and Catastrophe Services occurred late in the quarter as a result of Hurricane Irene. We expect to recognize the revenue from those cases in the fourth quarter of 2011.
The 2011 increase in cases in Canada for the nine months ended September 30, 2011 was due to an increase in appraisal claims and weather-related activity . The 2011 third quarter cases were essentially flat compared with 2010. The 2011 decrease in cases in Latin America and the Caribbean in both periods was primarily due to the turnover of key management personnel in Brazil in the first quarter as well as the loss of high-volume, low-severity affinity programs that were taken in-house by a client.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are a significant source of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 61.8% in the third quarter of 2011 compared with 62.8% in the comparable 2010 quarter. For the nine-month period ended September 30, 2011, Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 62.5%, decreasing from 63.5% in the comparable 2010 period.
These percentage decreases were primarily due to higher utilization of our employees in the first nine months of 2011 compared with the related 2010 period as a result of the increase in claims resulting from increased weather-related activity. The dollar amount of these expenses increased in the 2011 three-month period to $58.5 million from $53.8 million in the comparable 2010 period, and for the 2011 nine-month period to $172.4 million from $160.4 million in the comparable 2010 period. Approximately $1.7 million and $5.0 million of the increases in direct compensation and fringe benefits for the three months and nine months ended September 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates. There was an average of 2,843 full-time equivalent employees (including 166 catastrophe adjusters) in this segment during the first nine months of 2011, compared with an average of 2,928 employees (including 71 catastrophe adjusters) during the comparable 2010 period.
Americas salaries and wages totaled $50.4 million and $46.3 million for the three months ended September 30, 2011 and 2010, respectively. For the first nine months of 2011 and 2010, Americas salaries and wages totaled $145.9 million and $135.4 million, respectively. In addition to the impact of exchange rates, the increases in salaries and wages in the three and nine months ended September 30, 2011 compared with the same periods in 2010 were a result of the increased use of more catastrophe adjusters to assist with the weather-related claims activity in 2011. Payroll taxes and fringe benefits for Americas totaled $8.1 million and $7.5 million in the third quarter of 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, payroll taxes and fringe benefits for Americas totaled $26.5 million and $25.0 million, respectively. The overall increase in payroll taxes and fringe benefits aligned with the increased salaries and wages.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $29.3 million, or 31.0% of segment revenues before reimbursements, for the quarter ended September 30, 2011, compared with $25.6 million, or 29.9% of segment revenues before reimbursements, for the comparable quarter of 2010. For the nine-month period ended September 30, 2011, these expenses were $83.2 million, or 30.2% of segment revenues before reimbursements, compared with $74.1 million, or 29.2% of segment revenues before reimbursements, in the comparable 2010 period. Approximately $0.8 million and $2.4 million of the increases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and nine months ended September 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily due to the increased use of outside contractors, higher travel costs and higher usage charges for third party software resulting from the increased weather-related activity, partially offset by approximately $1.0 million of dividend income received from a company in Chile in which we have a minority ownership interest. The dividend resulted from work performed in response to the 2010 earthquake in Chile.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $5.7 million, or 6.5% of revenues before reimbursements, for the three months ended September 30, 2011 compared with 2010 third quarter operating earnings of $5.1 million, or 7.5% of revenues before reimbursements. Operating earnings for the nine months ended September 30, 2011 increased to $20.5 million, or 8.1% of revenues before reimbursements, from $15.2 million, or 7.3% of revenues before reimbursements, in the comparable period of 2010. The increase in EMEA/AP operating earnings was primarily due to increased cases from weather-related activity in 2011, particularly in the U.K. and Australia.
Revenues before Reimbursements
Substantially all EMEA/AP revenues are derived from the property and casualty insurance company market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
United Kingdom (“U.K.”)	$36,655	$32,200	13.8%	$113,242	$97,805	15.8%
Continental Europe, Middle East, Africa (“CEMEA”)	23,789	19,987	19.0%	70,756	64,789	9.2%
Asia/Pacific	26,526	16,538	60.4%	70,018	45,313	54.5%
Total EMEA/AP Revenues before Reimbursements	$86,970	$68,725	26.5%	$254,016	$207,907	22.2%
For the three and nine months ended September 30, 2011 compared with the same periods during 2010, the U.S. dollar was weaker against most other major EMEA/AP foreign currencies, increasing revenues before reimbursements by 14.5% and 7.7%, respectively. EMEA/AP unit volume, measured by cases received, increased 3.1% and 14.7% in the quarter and nine months ended September 30, 2011 compared with the same periods in 2010. The overall increase for the quarter was due to increases in case referrals during 2011 primarily in Asia/Pacific. The overall increase for the nine months was primarily due to increases in case referrals during 2011 in CEMEA and Asia/Pacific. Changes in case referrals are discussed below. Average revenue per case received increased 8.9% during the three months ended September 30, 2011, contributing to the increase in revenues, but declined 0.2% for the nine months ended September 30, 2011 due to the mix of cases received. The segment continued to recognize revenue in the quarter ended September 30, 2011 from cases received earlier in the year which resulted from weather-related events and the previously disclosed special project.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $9.4 million and $26.7 million for the three months and nine months ended September 30, 2011, from $6.1 million and $17.0 million in the comparable 2010 periods. The increase was primarily due to changes in foreign exchange rates and to increased expenses incurred to handle the increase in weather-related cases, primarily in the U.K. and Australia.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
U.K.	31,380	38,382	(18.2)%	128,274	127,489	0.6%
CEMEA	37,435	37,096	0.9%	119,162	109,174	9.1%
Asia/Pacific	37,144	27,255	36.3%	117,580	81,570	44.1%
Total EMEA/AP Cases Received	105,959	102,733	3.1%	365,016	318,233	14.7%
Cases received in the U.K. for the nine months ended September 30, 2011 compared with the same period in 2010 was essentially flat. The decrease in cases received in the third quarter of 2011 compared with the same period in 2010 was due to a decline in weather-related case activity.
The 2011 increase in CEMEA cases resulted primarily from growth in our claims management business in Belgium, Germany, Italy, South Africa, and Scandinavia. Italy received a large volume of high-frequency, low-severity cases and Belgium and Germany received a large volume of cases for a special project in the first quarter of 2011 contributing to the year-to-date increase.
The increase in Asia/Pacific cases was due to an increase in high-frequency, low-severity cases in China, Singapore, and Malaysia, and a significant increase in weather-related cases in Australia and Thailand.
We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related claims and the occurrence of natural and man-made disasters, which are significant sources of claims for us and are generally not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 65.5% and 65.8% for the three months and nine months ended September 30, 2011, respectively, compared with 67.0% and 68.3%, respectively, for the comparable periods in 2010. These percentage decreases primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased for the three-month period to $56.9 million in 2011 from $46.0 million in 2010, and for the nine-month period to $167.0 million in 2011, from $142.0 million in 2010. Approximately $6.4 million and $9.7 million of the increases in direct compensation and fringe benefits for the three months and nine months ended September 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily due to an increase in the number of full-time equivalent employees needed to handle the additional activity. There was an average of 3,121 full-time equivalent employees in this segment in the first nine months of 2011 compared with an average of 2,736 in the comparable 2010 period.
Salaries and wages of EMEA/AP segment personnel increased to $47.4 million for the three months ended September 30, 2011 from $37.7 million in the comparable 2010 period. For the nine-month periods, salaries and wages of EMEA/AP segment personnel increased to $139.9 million in 2011 from $116.4 million in 2010. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $9.5 million and $27.1 million for the third quarter and nine months ended September 30, 2011, respectively, compared with $8.3 million and $25.6 million for the same periods in 2010. These 2011 period increases were primarily due to the increase in the number of employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 28.0% and 26.1% of EMEA/AP revenues before reimbursements for the three months and nine months ended September 30, 2011, respectively, up from 25.5% and 24.4%, respectively, for the comparable periods in 2010. The dollar amount of these expenses increased in the 2011 third quarter to $24.3 million from $17.6 million in the third quarter of 2010 and from $50.7 million in the nine-month period ended September 30, 2010 to $66.5 million for the comparable period in 2011. Approximately $2.6 million and $4.4 million of the increases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and nine months ended September 30, 2011, respectively, compared with the same respective periods in 2010, were due to changes in exchange rates, with the remainder of the increases primarily resulting from expenses that were necessary to handle the increased claims activity. The 2011 nine-month period also had approximately $1.5 million of higher bad debt expense compared to the same period in 2010.

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
Our Broadspire segment is closely correlated with the U.S. economy and continues to be affected by lower workplace-related claims volumes reflecting the high level of U.S. unemployment. Broadspire reported an operating loss of $2.9 million for the third quarter of 2011, compared with an operating loss of $0.7 million in the third quarter of 2010. For the nine months ended September 30, 2011, Broadspire's operating loss was $9.2 million, compared with $4.8 million for the comparable period in 2010.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management for workers’ compensation, vocational rehabilitation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
Claims Management Services	$25,080	$26,900	(6.8)%	$74,879	$80,646	(7.2)%
Medical Management Services	29,787	29,929	(0.5)%	88,947	89,910	(1.1)%
Risk Management Information Services	3,988	4,854	(17.8)%	12,735	14,270	(10.8)%
Total Broadspire Revenues before Reimbursements	$58,855	$61,683	(4.6)%	$176,561	$184,826	(4.5)%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 0.5% from the 2010 third quarter to the 2011 third quarter and increased 7.3% for the nine months ended September 30, 2011 compared with the same period in 2010. The increase in cases received in 2011 compared with the same periods in 2010 is primarily due to services provided in connection with a special project for one of our clients. Revenues for the special project are at a much lower rate than some of our other service lines. In addition, we are seeing a lengthening in the duration of certain workers' compensation claims, and we are also experiencing changes in the mix of claims we are handling, with a higher percentage of less complex, lower-value claims. The combined result of these factors was a 4.6% and 4.5% decrease in Broadspire segment revenues before reimbursements for the third quarter and nine months of 2011, respectively, compared with the comparable periods of 2010.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $0.9 million and $2.8 million for the three months and nine months ended September 30, 2011, compared with $0.9 million and $2.4 million in the comparable 2010 periods.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2011	September 30, 2010	Variance	September 30, 2011	September 30, 2010	Variance
Workers’ Compensation	36,518	33,995	7.4%	102,317	98,302	4.1%
Casualty	17,098	20,694	(17.4)%	54,935	50,044	9.8%
Other	6,096	4,750	28.3%	16,548	13,649	21.2%
Total Broadspire Cases Received	59,712	59,439	0.5%	173,800	161,995	7.3%
The 2011 increase in workers’ compensation cases is primarily a result of growth in medical-only claims from existing customers as well as new business. Medical-only claims typically have a much lower per claim fee than lost time claims. The significant increase in casualty cases in the 2011 nine-month period over the same period of 2010 is due to services provided in connection with a special project for one of our clients. That project began in the third quarter of 2010 and the decline for the three months ended September 30, 2011 compared to the same period of 2010 is due to the large number of claims received in 2010 at the inception of the project. The 2011 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. We cannot predict the future trend of case volumes as they are generally dependent on the timing and extent of job creation in the U.S. and the occurrence of casualty-related events which are not subject to accurate forecasting.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased from 57.4% for the 2010 third quarter to 58.0% in the 2011 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements increased slightly from 58.4% in 2010 to 58.5% in 2011. These changes in the percent of related revenues before reimbursements are primarily a result of lower revenues, as the actual amount of these expenses were lower compared with the same periods in 2010 primarily due to the decrease in the number of employees. Average full-time equivalent employees in this segment totaled 1,830 in the first nine months of 2011, down from 1,998 in the comparable 2010 period.
Broadspire segment salaries and wages totaled $28.6 million and $85.5 million for the three months and nine months ended September 30, 2011, respectively, decreasing 3.7% and 4.7%, respectively, from $29.7 million and $89.7 million, respectively, in the comparable 2010 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.5 million and $17.7 million in the three months and nine months ended September 30, 2011, respectively, decreasing 3.5% and 3.3%, respectively, from 2010 expenses of $5.7 million and $18.3 million for the comparable periods. These 2011 decreases were primarily the result of the reduction in the number of full-time equivalent employees.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 47.0% and 46.7%, respectively, for the three months and nine months ended September 30, 2011, compared with 43.7% and 44.2%, respectively, in the comparable 2010 periods. The amount of these expenses increased 2.6% and 1.1% for the three months and nine months ended September 30, 2011, respectively. The primary reason for the increase is due to costs incurred in connection with the conversion to a new claims system. In addition, the Broadspire segment has increased costs from the use of temporary personnel in certain areas.

LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $10.8 million and $42.5 million for the three months and nine months ended September 30, 2011, respectively, compared with $11.0 million and $19.8 million in the comparable 2010 periods, respectively. The related segment operating margin decreased from 28.5% for the three months ended September 30, 2010 to 25.4% in the comparable 2011 period, and increased from 23.8% for the nine months ended September 30, 2010 to 27.7% in the comparable 2011 period. The revenue and operating earnings increases in the nine months ended September 30, 2011 were the result of a special project that began in the summer of 2010. The revenue increase for the three months ended September 30, 2011 compared with the same period in 2010 is also due to the special project. The higher revenue did not result in higher operating earnings in the 2011 three month period due to the nature of the work performed. We anticipate working on this special project until the expected end date of August 2013. We expect the special project to remain active through 2011 and into 2012, although at a reduced rate as this project continues to wind down.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements increased 10.5% to $42.5 million for the three months ended September 30, 2011 compared with $38.4 million for the comparable 2010 period. For the nine-month period ended September 30, 2011, Legal Settlement Administration revenues before reimbursements increased 84.1% to $153.4 million, compared with $83.4 million for the same period in 2010. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At September 30, 2011 we had a backlog of projects awarded totaling approximately $72.5 million, compared with $75.0 million at September 30, 2010. Of the $72.5 million backlog at September 30, 2011, an estimated $36.4 million is expected to be recognized as revenues over the remainder of 2011.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the third quarter were $10.0 million in 2011 and $12.7 million in 2010. Reimbursements for the nine months ended September 30 were $24.6 million in 2011 and $26.9 million in 2010.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 40.0% in the three months ended September 30, 2011 compared with 35.5% in the comparable 2010 period. For the nine-month period ended September 30, 2011, these expenses as a percent of revenues before reimbursements were 36.3%, compared with 41.3% in the same 2010 period. The dollar amount of these expenses increased in an amount consistent with revenue increases to $17.0 million and $55.6 million, respectively, for the third quarter and nine months of 2011 compared with $13.6 million and $34.4 million, respectively, for the comparable 2010 periods.
Legal Settlement Administration salaries and wages totaled $15.3 million and $50.0 million, respectively, for the quarter and nine months ended September 30, 2011, increasing 24.4% and 65.0% respectively, from $12.3 million and $30.3 million, respectively, in the comparable 2010 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.7 million and $5.6 million, for the three months and nine months ended September 30, 2011, respectively, compared with $1.3 million and $4.1 million, respectively, for the comparable 2010 periods. The foregoing increases in the 2011 periods were due to increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of full-time equivalent employees in 2011. There was an average of 542 full-time equivalent employees in this segment in the first nine months of 2011, compared with an average of 370 in the comparable 2010 period.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 34.6% and 36.0% for the three months and nine months ended September 30, 2011 compared with 36.0% and 34.9%, respectively, for the comparable 2010 periods. The dollar amount of these expenses increased to $14.7 million and $55.3 million, respectively, for the third quarter and first nine months of 2011 compared with $13.8 million and $29.1 million, respectively, for the comparable 2010 periods as a result of the increase in revenues.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2011, we estimate that our effective annual income tax rate for 2011 will be approximately 28% to 30% before considering discrete items.
The provision for income taxes on consolidated income totaled $17.3 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in 2011 compared with 2010 was primarily due to the overall increase in income, fluctuations in the mix of income earned in the jurisdictions in which the Company operates, and discrete items.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $4.3 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively. Interest income totaled $204,000 and $163,000 for the three months ended September 30, 2011 and 2010, respectively. Corporate interest expense totaled $13.0 million and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income totaled $615,000 and $459,000 for the nine months ended September 30, 2011 and 2010, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. . Amortization expense associated with these intangible assets totaled approximately $1.5 million and $4.5 million for the third quarter and first nine months, respectively, of each of 2011 and 2010. This amortization is included in SG&A expenses in our unaudited Condensed Consolidated Statements of Operations.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss. Stock option expense of $78,000 and $375,000 was recognized during the three months and nine months ended September 30, 2011, respectively, compared with $195,000 and $586,000 for the comparable periods in 2010, respectively.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2011 and 2010, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $1.0 million and $5.3 million for the three months and nine months ended September 30, 2011, respectively, and $0.8 million and $2.2 million for the comparable periods in 2010. Our U.S. defined benefit pension plan expense was $1.1 million and $3.1 million lower for the three months and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. Unallocated self-insurance expenses were $0.8 million lower in the three months ended September 30, 2011 and $2.4 million higher in the nine months ended September 30, 2011, respectively, compared with the same periods in 2010, primarily due to changes in professional indemnity expenses. Certain unallocated legal costs associated with the Platinum arbitration proceedings were $0.4 million and $1.9 million higher in the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Compensation costs were $500,000 and $700,000 higher in the three and nine months ended September 30, 2011 compared with the same periods in 2010 Bad debt expense was $200,000 and $500,000 higher for the three and nine months ended September 30, 2011, respectively, compared with the same period in 2010.
Arbitration Award and Special Charges
In addition to the arbitration proceeding discussed below, the Company asserted claims for damages against Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement (the "Legal Arbitration"). On July 25, 2011, the panel arbitrating the Legal Arbitration issued its final decision, which resulted in the Company recognizing a pretax arbitration award of $7.0 million ($5.9 million, net of tax) in the third quarter of 2011. Portions of the award are considered to be adjustments to the purchase price.
For the nine months ended September 30, 2010, the Company recorded restructuring and other costs of $4.7 million, which included a $2.0 million pretax loss in severance costs related to reductions in administrative staff plus a pretax loss of $2.7 million on a sublease.

Goodwill Impairment Charge
On July 30, 2010, the independent arbitrator arbitrating the Broadspire arbitration issued a decision and contingent determination in connection therewith, which is described more fully in Note 12 to the accompanying unaudited condensed consolidated financial statements. The Company made a payment of $6.1 million plus $1.2 million interest on August 6, 2010, to Platinum in connection therewith representing additional purchase price consideration for the October 31, 2006 acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the Company recorded an additional goodwill impairment charge of $7.3 million in the nine months ended September 30, 2010. All but the interest portion of the charge was nondeductible for tax purposes.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2011, our working capital balance (current assets less current liabilities) was approximately $101.8 million, an increase of $19.2 million from the working capital balance at December 31, 2010. Our cash and cash equivalents were $68.0 million at September 30, 2011, compared with $93.5 million at December 31, 2010.
Cash and cash equivalents as of September 30, 2011 consisted of $10.1 million held in the U.S. and $57.9 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $17.6 million for the nine months ended September 30, 2011, compared with $25.1 million for the comparable period of 2010. The primary reason for the reduction in cash used in operating activities was due to the additional available cash resulting from higher net income during 2011. During the first nine months of 2011, we made cash contributions of $20.0 million and $5.2 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $20.2 million and $4.8 million, respectively, for the same period in 2010.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment, capitalized software, and payments for business acquisitions was $23.2 million in the nine months ended September 30, 2011 compared with $25.9 million in the comparable period of 2010. The 2010 period included $7.3 million of additional purchase price consideration paid to Platinum based on the completion of the related arbitration, and the 2011 period included $4.9 million cash received as a final settlement of the additional arbitration proceedings. Both amounts are further discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements.
Cash Provided by Financing Activities
Cash provided by financing activities was $14.1 million for the nine months ended September 30, 2011 compared with $24.3 million for the comparable period of 2010. We reinstated a quarterly dividend in 2011 and have paid $3.5 million in dividends in the first nine months of 2011. During 2011, we increased our short-term borrowings and book overdraft by $22.8 million, made payments totaling $4.0 million on our term note payable ($2.0 million of this was a voluntary additional principal payment), and paid $1.7 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2010, we made a mandatory excess cash flow payment of $5.9 million to reduce the balance outstanding on our term note payable and paid $703,000 of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.

The Company could be required to make additional principal repayments under its credit agreement if the Company generates certain excess cash flows (as defined in the credit agreement) or fails to comply with certain leverage ratios as required by the credit agreement. The Company is not required to make any excess cash flow payments through the end of 2011.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit agreement, we maintain a committed $100.0 million revolving credit line with a syndicate of lenders in order to meet seasonal working capital requirements and other financing needs that may arise. This revolving credit line expires on October 30, 2013. As a component of this credit line, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $20.1 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $79.9 million at September 30, 2011. At September 30, 2011 the outstanding balance, excluding outstanding but undrawn letters of credit under our revolving line of credit facility was $20.0 million, compared with zero at December 31, 2010. Long-term borrowings outstanding, including current installments and capital leases, totaled $220.0 million as of September 30, 2011 compared with $223.3 million at December 31, 2010. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
Future Dividend Payments
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
Financial Condition
Other significant changes in our unaudited Condensed Consolidated Balance Sheet as of September 30, 2011, compared with our Condensed Consolidated Balance Sheet as of December 31, 2010, were as follows:

•
Cash and cash equivalents decreased $25.5 million, or $26.7 million net of currency exchange, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below as well as cash contributions to the U.S. and U.K. defined benefit pension plans.

•
Accounts receivable and unbilled revenues increased $47.0 million, or $36.8 million net of currency exchange impacts. This increase was primarily due to an increase in the average number of days of revenue outstanding.

•	Income taxes currently payable increased $6.9 million due to the increased net income.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $16.2 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

•	Self-insured risks decreased $4.5 million primarily due to decreases in reserves required for long-term professional indemnity and workers' compensation claims.
Off-Balance Sheet Arrangements
At September 30, 2011, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
We also maintain funds in various trust accounts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying unaudited condensed consolidated balance sheets. We have concluded that we do not have a material off-balance sheet risk related to these funds.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010.

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
See Index to Exhibits on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 7, 2011	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2011	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Employment Agreement, dated July 1, 2011, by and among the Registrant, The Garden City Group and David A. Isaac (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2011)

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated November 7, 2011

99.2	Third Quarter 2011 Earnings Conference Call Presentation, presented November 7, 2011

101	XBRL Documents