Form 10-K
period 2011-12-31
CRAWFORD & CO
filed 2012-03-02
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $159,920,615 as of June 30, 2011, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock that may be deemed beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each of the Registrant's classes of common stock, as of February 29, 2012, was:
Class A Common Stock — $1.00 Par Value — 29,095,588 Shares
Class B Common Stock — $1.00 Par Value — 24,697,172 Shares

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its annual shareholders’ meeting to be held May 9, 2012, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2011

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company and its subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the statements and documents incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. You should not place undue reliance on any forward-looking statements. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events.

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless approved by the holders of 75% of the Class A Common Stock, voting as a class.

DESCRIPTION OF SERVICES

The Company has four operating segments: Americas, which serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP, which serves the property and casualty insurance company markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand); Broadspire, which serves the U.S. self-insured marketplace; and Legal Settlement Administration, which serves the securities, bankruptcy and other legal settlements markets, primarily in the U.S.

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2011	2010	2009
Americas	31.8%	32.5%	35.0%
EMEA/AP	30.2%	27.8%	26.7%
Broadspire	20.9%	23.8%	29.8%
Legal Settlement Administration	17.1%	15.9%	8.5%
	100.0%	100.0%	100.0%

Financial results from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2011, 2010, and 2009 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2011 and 2010, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2011, 2010 and 2009, respectively.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under U.S. generally accepted accounting principles (“GAAP”), these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income (loss) or operating earnings (loss), management does not necessarily believe it is informative or beneficial to include these amounts in expenses and revenues, respectively. As a result, unless otherwise indicated, revenue amounts for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying consolidated financial statements.

AMERICAS.  Substantially all of the Company's Americas segment revenues are derived from the insurance company market. The Company’s Americas segment provides claims management services in the U.S., Canada, Latin America, and the Caribbean, mainly to insurance companies. These insurance companies customarily manage their own claims administration function, but often rely upon third-party service providers for the various services which the Company provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.

Americas services are provided through six major service lines: U.S. Claims Field Operations, Contractor ConnectionSM, U.S. Technical Services, U.S. Catastrophe Services, Canada (all service lines), and Latin America/Caribbean (all service lines). U.S. Claims Field Operations, Contractor Connection, U.S. Technical Services, and U.S. Catastrophe Services make up the Company's U.S. Property & Casualty ("U.S. P&C") operations.

Insured Risk Categories

Claims administration services offered by our Americas segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories, or major types of loss, used by insurance companies. These major risk categories are:

•
Property — losses caused by physical damage to commercial or residential real property and certain types of personal property. Such losses include those arising from fire, windstorm, or hail damage to commercial and residential property; burglary, robbery or theft of personal property; and damage to property under inland marine coverage.

•	Catastrophe — all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions.

•	Workers’ Compensation — claims arising under state and federal workers’ compensation laws.

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•	Affinity — all types of high-frequency, low-severity claims related to consumer products.

U.S. Claims Field Operations

U.S. Claims Field Operations is the largest service line of the Company's U.S. P&C operations. Services provided by U.S. Claims Field Operations include property claims management, casualty claims management, vehicle services, Crawford Central and ClaimsAlertSM.

Property Claims Management — Property claims management services are designed to service all types of residential or commercial property losses, and include property claims management, contents services, and investigation services. Upon assignment, the Company assembles a team of claims professionals, consultants, and project management specialists, as needed, to evaluate and, if appropriate, settle a claim, and prevent further loss. The Company maintains an extensive network of property and general adjusters in order to service these assignments efficiently, regardless of location. The Company has designed its service standards to deliver quality service on every assignment.

Casualty Claims Management— Casualty claims management services include a comprehensive menu of services including: claim adjudication, from initial investigation through settlement; on-scene accident investigation; expert testimony and deposition support; medical and vocational consulting for litigation support; medical bill review; subrogation and recovery services; commercial transportation services; mass tort services; and liability management services.

Vehicle Services — Vehicle services offers a comprehensive suite of services, including vehicle damage appraisal, heavy equipment appraisal, and vehicle condition inspection for all vehicle classes, from private automobiles to tanker trucks or other specialty equipment.

Crawford Central — Crawford Central provides a comprehensive, custom tailored claims experience that incorporates a designated in-house claim examination team. Crawford Central services include: first notice of loss and claim intake at a single location; multi-state licensed examiners/adjusters; triage and determination of optimum handling methodology; client dedicated examiners; centralized tracking, coverage analysis, and review of work product by qualified claims professionals; desk adjustments of smaller losses; trust fund capability and loss reporting; and rapid response and solutions to unanticipated claims volume.

ClaimsAlert — ClaimsAlert is a centralized claim intake center that receives and processes claims, 24-hours a day, 7 days a week. Upon notification by phone, fax, e-mail or on-line submission, claim assignments are quickly processed and electronically routed to the appropriate Crawford branch office or client location. Services include: claim intake and customer service support; overflow claim intake during peak periods; a nationwide special event catastrophe support center; short notice, high volume call center support; and other customized programs tailored to client needs.

Contractor Connection

Crawford Contractor Connection is the largest independently managed contractor network in the industry, with more than 4,000 credentialed residential and commercial contractors in the U.S. and Canada. Contractor Connection offers a cost-effective solution for the insurance and consumer industries. This innovative service solution for high-frequency, low-severity claims optimizes the time and work process needed to resolve property claims. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers. All network contractors are required to provide a workmanship warranty. The Contractor Connection five point quality assurance program uses performance management tools to track timeline, efficiency and customer satisfaction, all with a goal of delivering a consistent high level of customer satisfaction aligned with the insurance carrier focus on policy holder retention.

U.S. Technical Services

Our U.S. Technical Services line is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to evaluate and assess damages under extreme conditions. Our technical adjusting staff function as strategic loss managers, offering the security and confidence that every aspect of loss management will be planned, organized and executed at levels necessary to meet industry, technical and regulatory standards.

U.S. Catastrophe Services

Our U.S. Catastrophe Services line is an independent adjusting resource for insurance claims management in response to natural or man-made disasters. A catastrophe, as defined by the insurance industry, is a disaster that causes a certain dollar amount of damage, generally a minimum of $25 million in insured damage. Individual insurance companies may have their own definitions, and may declare a catastrophe based on the anticipated loss to their policyholders in the impacted area. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of every catastrophic event for our clients. In cases of catastrophe, an insurance company may want to establish special claims processing centers, 24-hour emergency hotlines, and send additional, specially trained claims adjusters to the catastrophe scene. These “catastrophe teams” generally arrive as soon as possible and stay as long as they are needed. In the aftermath of any catastrophic event, insurers and insured expect fast, responsive service.

Canada

The services provided by our Canadian operations are comparable in scope and offerings to the services provided by U.S. Claims Field Operations, U.S. Technical Services and U.S. Catastrophe Services. Canadian services include: national claims; accident benefits; catastrophe; audit; technical; marine and transportation; risk management; healthcare management; and class action.

Latin America/Caribbean

Crawford's Latin America/Caribbean operations provide a full suite of claims management services. These services in large part are comparable in scope and offerings to the services provided by U.S. Claims Field Operations, U.S. Technical Services and U.S. Catastrophe Services. In addition, our Latin America/Caribbean operations provide affinity claims management.

EMEA/AP.  The Company’s EMEA/AP revenues are derived primarily from the insurance company and third-party administration markets. In the insurance company market, EMEA/AP provides field investigation and evaluation of property and casualty insurance claims. Revenues for EMEA/AP are reported for three regions: the U.K.; Continental Europe, the Middle East and Africa (“CEMEA”); and Asia-Pacific. The major elements of EMEA/AP claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. P&C operations. These services are generally classified by the underlying risk categories, or major types of loss, used by insurance companies. The major risk categories and primary related services offered by the Company are described below:

•
Property and Casualty — loss adjusting services for property (volume and major incident as described above), general liability, employer’s liability, professional indemnity for directors and officers, and product liability services.

•	Third-Party Administration — third-party administration services provided to the self-insured or commercially insured marketplace, including claims and risk management services.

•	Household and Commercial — claims handling services, including management of suppliers.

•	Oil, Energy & Engineering — loss adjusting services for oil, gas, petrochemicals and other energy risks, utilities and mining industries risks, and marine and off-shore risks.

•	Environmental Pollution — cost-containment and claims management services with respect to environmental related losses.

•
Construction — loss adjusting services under contractors’ all risk, engineering all risk, and contractors’ liability coverages. Additionally, the Company evaluates machinery breakdown claims and provides peripheral services including plant valuation and loss prevention surveys.

•	Catastrophe — organizing major loss teams to provide claims management and cost containment services.

•	Class Action — handling all administrative functions related to product liability.

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

BROADSPIRE.  Broadspire is a leading third-party administrator to employers and insurance companies, offering a comprehensive integrated platform of workers’ compensation and liability claims management as well as medical management services. Through this segment, the Company serves clients in the self-insured or commercially insured marketplace by providing them with a complete range of claims and risk management services. In addition to field investigation and claims evaluation, Broadspire also offers initial loss reporting services, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation and Liability Claim Management; Medical Management; and Risk Management Information Services.

Workers' Compensation and Liability Claims Management

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

Broadspire is in the process of implementing RiskTech®, a proprietary claims management system embedded with client instructions, jurisdictional rules and regulations, and Broadspire’s service standards. RiskTech is a rules-based system designed specifically to control claims quality and consistency.

Broadspire also provides e-Triage®, a proprietary web-based application that addresses core problems such as inconsistency in claim practices and failure to identify complex files early in the life of a claim. e-Triage combines the latest evidence-based research in medical, psychosocial and economic risk factors to determine how to best help an employee back to health and productivity.

Medical Management

Medical Management — Broadspire’s case managers proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in the most cost-effective method. Medical management services include:

•	field nurses and vocational experts, as well as telephonic nurses;

•	a professional team with extensive experience and credentials;

•	proprietary cost containment programs aimed at controlling medical costs;

•	access to current information about treatment, healthcare and rehabilitative techniques;

•	proactive management that focuses on abilities and results;

•	system integration with claim examiners;

•	on-site physician advisors and on-line medical resources; and

•	AAHCC/URAC accreditation.

Disability — Broadspire offers Integrated Productivity & Analytics (IP&A), a full suite of disability and absence management services. To complement workers' compensation, auto and general liability claims administration and associated medical management services, Broadspire has programs for:

•	short-term disability administration;

•	long-term disability administration;

•	family medical leave clarification; and

•	absence and leave administration.

The IP&A disability services focus on helping employees return to health and productivity as quickly as possible. Our IP&A strategy includes technology and a clinical approach to help employees return to work.

Risk Management Information Services

Risk Sciences Group, Inc. (“RSG”), a wholly-owned subsidiary of the Company that reports through the Broadspire segment, is a leading risk management information systems (“RMIS”) software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers. RSG’s software, DmitriSM is designed for corporate risk managers to consolidate disparate workers' compensation, property and liability claims data to allow them to more accurately analyze and manage their losses and their risk to exposures. Dmitri presents clients with the ability to manage their program and drive their spending intelligently. As a pure web application, the system makes information available to clients on any Internet accessible device, 24 hours a day, seven days a week. Application components include claims administration, exposures, OSHA reporting, policy and property management. Data consolidation and validation services are core to every solution. RSG consolidates data from multiple sources into a single repository and applies proprietary data validation routines.

Insured Risk Categories

The claims administration services offered by the Broadspire segment are provided to clients pursuant to similar underlying insured risk categories as our Americas segment. Major risk categories serviced by the Broadspire segment are:

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

LEGAL SETTLEMENT ADMINISTRATION.  The Company provides legal settlement administration services related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Company as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly-owned subsidiary of the Company. An executive team, including attorneys with class action, bankruptcy and mass tort litigation experience, guides each project initiative. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers solutions in three core areas:

•	Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants to expedite high-volume class action settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy under Chapter 11.

•	GCG Communications — legal notice programs for successful case administration.

Information Technologies ("IT") — A cornerstone of GCG’s success lies in its case-customizable proprietary software. Engineered and maintained by GCG’s dedicated IT team, GCG’s information management and claims settlement processing technologies are designed to sustain the highest level of data integrity in legal administration and claims management. GCG deploys quality assurance tools and techniques to check and balance its output, and its claims processing systems allow for immediate access to case details at any level.

In October 2011, GCG acquired Settlement Services, Inc. ("SSI"), which specializes in administering labor and employment class action settlements. The acquisition strengthens GCG's expansion into this growing area of class action settlement administration.

Additional financial information regarding each of the Company’s segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 12, “Segment and Geographic Information,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

Revenues and operating earnings from the Legal Settlement Administration operating segment are project based, and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. For the year ended December 31, 2011, the Company's previously disclosed special project, the Gulf Coast Claims Facility, accounted for more than 10% of the revenues of the Company on a consolidated basis. Also as previously disclosed, this project continues to wind down, and we currently expect revenues and operating earnings therefrom to decline significantly from 2011 levels through the first half of 2012, and to thereafter continue to decline through the currently expected project end date of August 2013, although no assurances of timing of the project end date and, therefore, continued revenues, can be provided.

In addition, in each of the years ended December 31, 2011 and 2010, the Company's EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our revenues on a consolidated basis. The services provided to this customer vary on a country-by-country basis, and are covered by the terms of various contractual arrangements. We believe that the loss of this customer would likely result in materially lower revenues and operating earnings within the EMEA/AP segment, and possibly for the Company as a whole.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company’s intellectual property portfolio is an important asset which it seeks to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. The Company owns a number of active trademark applications and registrations, which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse affect on our business, however the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

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

In addition to large insurance companies and insurance brokerage firms, the Company competes with a substantial number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company’s or may, in certain markets, have local knowledge which provides them a competitive advantage. The Company does not believe that these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and large number of geographically dispersed offices provide the Company with an overall competitive advantage in securing business from both U.S. and international clients. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions.

EMPLOYEES

At December 31, 2011, the total number of full-time equivalent employees ("FTEs") was 8,691. In addition, the Company has available a significant number of temporary employees and independent contractors, as and when the demand for services requires, primarily as a result of catastrophic events. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions. The Company generally considers its relations with its employees to be good.

In addition to technical training through Crawford Educational Services, the Company also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

BACKLOG

At December 31, 2011 and 2010, our Legal Settlement Administration segment had an estimated backlog of projects awarded totaling approximately $64.0 million and $90.0 million, respectively. Additional information regarding this backlog is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.”

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission ("SEC") on our website, www.crawfordandcompany.com via a link to a third-party website with SEC filings. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Copies of the Company’s annual report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

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

In prior years we experienced declines in the volume of cases referred to us for many of our service lines and are unable to determine future trends in case volumes. Because we depend on case volumes for our revenues, a decline may result in a reduction of revenue.

In 2011, we experienced an increase in the volume of cases referred to us, primarily resulting from weather-related events around the world. Prior to 2011 and for a number of reasons, we experienced declines in the volume of cases referred to us for many of our service lines associated with the property, casualty and self-insurance industry. In addition, the continued high unemployment rate as compared to recent historical periods has resulted in significant decreases in case referrals in the Broadspire segment. Because we depend on case volume for revenue streams, future reductions in case referrals for any reason may adversely impact our results of operations and financial condition. We are unable to predict case volumes for a number of reasons, including the following:

•	changes in the degree to which property and casualty insurance carriers outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

•	the occurrence and length of a “hard” insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates in the U.S. could impact the number of total claims;

•
the growth of alternative risk programs and changes in the level of use of independent third-party administrators such as us, as opposed to in-house programs or administrators affiliated with brokers or insurance carriers;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of cases for us, are generally not subject to accurate forecasting;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

If our case volume referrals further decline for any of the foregoing, or any other reason, our revenues may decline, which could materially adversely affect our financial condition and results of operations.

Our U.S. and U.K. defined benefit pension plans are significantly underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing and investing requirements.

At the end of the most recent measurement periods for our defined benefit pension plans, our projected benefit obligations were underfunded by $137.7 million. The Pension Protection Act of 2006 (the “Act”) (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires us to make substantial contributions to our frozen U.S. defined benefit pension plan over the next five years in order for us to meet the “Funding Target Liability” as defined in the Act. Failure to meet the Funding Target Liability could result in the imposition of fines, penalties or plan disqualification. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Continued volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension funds, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition. During 2011, we made contributions of $20.0 million and $22.8 million to our U.S. and U.K. defined benefit pension plans, respectively. In 2010, we made contributions of $55.3 million and $6.5 million to our U.S. and U.K. defined benefit pension plans, respectively.

While we intend to comply with our future funding requirements through the use of cash from operations, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, or proceeds from debt or equity offerings. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

Continued effects from the ongoing global economic weakness, including continued economic uncertainty, could further negatively affect our business, results of operations, and financial condition.

The ongoing global economic weakness affected, among other things, the banking system, financial markets, general economic development, employment levels and, to a lesser extent, some of our insurance company clients. The effects of this ongoing global economic weakness have significantly impacted our business, including reducing case volumes and revenues. There could be a number of other follow-on effects from the ongoing global economic weakness on our business, including: insolvency of key clients; the inability of our clients to obtain credit or to otherwise be able to pay us for the services that we render; counterparty failures negatively impacting our and our clients’ treasury operations; increased expense or inability to obtain financing for our operations; and requirements for us to further materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. We cannot predict the further extent to which any of the foregoing may impact our business, results of operations or financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, dated December 8, 2011, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto (the “Credit Facility”). The Credit Facility contains customary representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. The covenants become more restrictive in the future and, if we do not maintain compliance with the covenant requirements, we will be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations.

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

Our Broadspire segment currently utilizes multiple claims adjudication software platforms for collection of client data. Broadspire has begun the process of consolidating these platforms into RiskTech, our proprietary claims management system. The achievement of further operational efficiencies, including reduced costs of maintaining multiple claims platforms, depends upon the successful integration of remaining claims platforms into RiskTech. The Company cannot guarantee that it will complete the scheduled integration on time, or that, once completed, the integrated platform will provide the expected benefits. Failure to achieve targeted integration goals may adversely affect our results of operations.

We are subject to insurance underwriting market cycle risks. We may not be able to identify new revenue sources not directly tied to this cycle and therefore may remain subject to its risks.

We are currently in a soft insurance underwriting market cycle, however, the insurance industry has in the past, and may in the future go through a hard market cycle. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, excluded coverages, reservation of rights letters and unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share. In softer insurance markets, when insurance premium and deductible levels are generally in decline, industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours.

We try to mitigate this risk exposure through the development and marketing of services that are not affected by the insurance underwriting cycle. However, there can be no assurance that our mitigation efforts will be effective with respect to eliminating or reducing underwriting market risk. To the extent we cannot effectively minimize the risk through diversification, our financial condition and results of operations could be materially adversely impacted in future hard market cycles.

We may not be able to develop or acquire necessary IT resources to support and grow our business. Our failure to do this could materially adversely affect our business, results of operations and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These IT resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these IT resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop, acquire replacement resources or identify new technology resources necessary to support and grow our business. Any failure to do so, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations and financial condition.

We currently, and from time to time in the future may, outsource a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations and financial condition.

We currently, and from time to time in the future may, outsource significant portions of our internal business functions o third-party providers. Third-party service providers may not comply on a timely basis with all of our requirements, or may not provide us with an acceptable level of service. In addition, our reliance on third-party providers to provide service to us could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations, either of which could damage our relationships with our customers. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Our failure to successfully outsource any material portion of our business functions could materially adversely affect our business, results of operations and financial condition.

 We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. The unauthorized access to and alteration and disclosure of this data, whether as a result of criminal conduct, advances in computer hacking or otherwise, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.

While we have implemented measures to prevent security breaches and cyber incidents, and although we maintain cyber and crime insurance, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could negatively affect those operations or our business as a whole.

Our international operations face political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face, among other risks, the risk of discriminatory regulation, nationalization or expropriation of assets, changes in both domestic and foreign laws regarding trade and investment abroad, potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

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

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varied scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than us in terms of annual revenues and total assets, and may be more able to devote significant resources to advertising, marketing and price competition. In addition, we also compete with a significant number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are generally lower than ours, or may, in certain markets, have local knowledge that provides them with a competitive advantage. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with us. We have also encountered increased pricing pressures from both our clients and competitors, and we expect this trend to continue. In the event we are not able to successfully compete in the markets in which we operate, we could experience a material adverse effect on our results of operations, cash flows or financial position.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients’ needs for adjusters.

Our catastrophe revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can place strains on the capacity of our catastrophe adjusters. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period for various reasons, any of which can materially impact our financial condition and results of operations.

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

Changes in income tax rates or laws could have a material adverse impact on our financial results.

We are subject to income tax in the U.S. and in numerous other jurisdictions in which we generate taxable income. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. Conversely, decreases in income tax rates could reduce the carrying amount of our deferred tax assets, which could also reduce our after-tax income. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form these proposals will become laws or otherwise impact us, several of the proposals being considered, if enacted into law, could have a material adverse impact on our tax expense and/or cash flow.

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

The Company's EMEA/AP and Legal Settlement Administration segments have derived a significant portion of their revenue from single customers. The loss of either or both of these customers would likely result in materially lower revenues and operating earnings for the impacted segments.

For the years ended December 31, 2011 and 2010, our EMEA/AP segment derived in excess of 10% of its revenue from a single customer. The services provided to this customer vary on a country-by-country basis, and are covered by the terms of various contractual arrangements. Should this customer elect to cease its business relationship with us entirely, such event would likely result in materially lower revenues and operating earnings of the EMEA/AP segment. The Legal Settlement Administration segment derived in excess of 50% of its revenue in 2011 and 2010 from a single customer related to a previously disclosed special project. This project continues to wind down, and we currently expect revenues and operating earnings therefrom to decline significantly from 2011 levels through the first half of 2012, and to thereafter continue to decline through the currently expected project end date of August 2013, although no assurances of timing of the project end date and, therefore, continued revenues, can be provided.

Continued operating losses in our Broadspire segment could trigger an impairment of the value of its indefinite-lived, trade name intangible asset.

As a result of the continued weakness in the operating results for our Broadspire reportable segment, the indefinite-lived intangible asset consisting of the Broadspire trade name, with a carrying value of $29.1 million, is exposed to potential impairment. Further impairments in this, or any other, reportable segment would have a material adverse effect on our reported results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2011, the Company owned a building in Tucker, Georgia where part of its information technology facility is located. It also owned an office in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2011, the Company leased over 400 other office locations for use by one or more of its segments under various leases with varying terms. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable to the Company.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange (NYSE) under the symbols “CRDA” and “CRDB,” respectively. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRDA and CRDB, as reported on the New York Stock Exchange:

2011	First	Second	Third	Fourth
CRDA — High	$3.47	$5.60	$5.48	$4.73
CRDA — Low	$2.44	$3.21	$3.73	$3.30
CRDB — High	$4.92	$7.66	$8.23	$7.11
CRDB — Low	$3.41	$4.64	$4.94	$4.82

2010	First	Second	Third	Fourth
CRDA — High	$3.34	$3.30	$2.55	$2.68
CRDA — Low	$2.47	$2.43	$1.95	$2.03
CRDB — High	$4.45	$4.71	$3.41	$3.70
CRDB — Low	$3.10	$3.16	$2.37	$2.38

During the year ended December 31, 2011, we declared and paid cash dividends of $0.10 per share and $0.08 per share on CRDA and CRDB, respectively. We did not declare or pay any dividends on either class of our common stock in 2010. In addition, during the quarter ending March 31, 2012, we declared cash dividends of $0.03 per share on CRDA and $0.02 per share on CRDB, which dividends are payable to shareholders of record at the close of business on March 7, 2012. Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility. The covenants in our Credit Facility limit dividend payments to shareholders. See Note 4, “Short-Term and Long-Term Debt, Including Capital Leases” to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

During 2011 or 2010, we did not repurchase any shares of CRDA or CRDB under our discretionary 1999 share repurchase program authorized by the Board of Directors. As of December 31, 2011, we have the availability to purchase up to 705,863 additional shares under the program, which has no expiration date.

The number of record holders of the Company’s stock as of December 31, 2011: CRDA — 2,807 and CRDB — 549.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31,	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,125,355	$1,030,417	$969,868	$1,048,582	$975,143
Reimbursements	86,007	80,384	78,334	87,334	76,135
Total Revenues	1,211,362	1,110,801	1,048,202	1,135,916	1,051,278
Total Costs of Services	917,929	839,247	792,325	854,427	809,375
Americas Operating Earnings (1)	19,851	20,748	29,394	28,766	8,678
EMEA/AP Operating Earnings (1)	28,421	24,828	23,401	32,999	22,781
Broadspire Operating (Loss) Earnings (1)	(11,434)	(11,712)	(1,602)	3,526	3,141
Legal Settlement Administration Operating Earnings (1)	51,307	47,661	13,130	10,814	10,727
Unallocated Corporate and Shared Costs	(9,555)	(5,841)	(10,996)	(6,362)	(7,862)
Goodwill and Intangible Asset Impairment Charges	—	(10,788)	(140,945)	—	—
Net Corporate Interest Expense	(15,911)	(15,002)	(14,166)	(17,622)	(17,326)
Stock Option Expense	(450)	(761)	(914)	(861)	(1,191)
Amortization of Customer-Relationship Intangible Assets	(6,177)	(5,995)	(5,994)	(6,025)	(6,025)
Special Charges and Credits	2,379	(4,650)	(4,059)	(788)	8,824
Income Taxes	(12,739)	(9,712)	(2,618)	(11,564)	(5,396)
Net Income Attributable to Noncontrolling Interests	(288)	(448)	(314)	(624)	(235)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$45,404	$28,328	$(115,683)	$32,259	$16,116
Earnings (Loss) Per CRDB Share (2):
Basic	$0.84	$0.54	$(2.23)	$0.63	$0.32
Diluted	$0.83	$0.53	$(2.23)	$0.62	$0.32
Current Assets	$369,486	$379,405	$325,715	$348,357	$382,752
Total Assets	$811,658	$820,674	$742,905	$895,248	$902,782
Current Liabilities	$286,414	$296,841	$258,998	$288,996	$309,484
Long-Term Debt, Less Current Installments	$211,983	$220,437	$173,061	$181,206	$183,449
Total Debt	$214,187	$223,328	$181,282	$196,856	$215,313
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	$133,472	$89,516	$56,682	$175,551	$254,215
Total Capital	$347,659	$312,844	$237,964	$372,407	$469,528
Current Ratio	1.3:1	1.3:1	1.3:1	1.2:1	1.2:1
Total Debt to Total Capital Ratio	61.6%	71.4%	76.2%	52.9%	45.9%
Return on Average Shareholders’ Investment	40.7%	38.8%	(99.6)%	15.0%	6.9%
Cash Provided by Operating Activities	$36,676	$26,167	$51,664	$71,585	$23,428
Cash Used in Investing Activities	$(34,933)	$(42,531)	$(31,169)	$(28,036)	$(19,087)
Cash (Used in) Provided By Financing Activities	$(17,964)	$39,520	$(26,555)	$(12,830)	$(17,333)
Shareholders’ Equity Per Diluted Share	$2.46	$1.68	$1.09	$3.35	$5.02
Cash Dividends Per Share:
CRDA	$0.10	$—	$—	$—	$—
CRDB	$0.08	$—	$—	$—	$—
Weighted-Average Shares and Share-Equivalents:
Basic	53,517	52,664	51,830	50,958	50,532
Diluted	54,246	53,234	51,830	52,342	50,659
______________________

(1)
This is a segment financial measure calculated in accordance with Accounting Standards Codification Topic 280, and representing segment earnings (loss) before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, goodwill and intangible asset impairment charges, income taxes, and net income attributable to noncontrolling interests.

(2)
Earnings per share for CRDA and CRDB were the same for years 2007 - 2010. In 2011, a higher per share dividend was declared on CRDA than CRDB, impacting the earnings per share calculation according to generally accepted accounting principles. As a result, unless otherwise indicated, references to earnings per share refer to CRDB, which is a more dilutive presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this report. As described in Note 1, “Significant Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, financial results from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2011, 2010, and 2009 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2011 and 2010, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2011, 2010 and 2009, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless approved by the holders of 75% of the Class A Common Stock, voting as a class.

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. In the first quarter of 2011, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former International Operations segment to the newly-created Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment are now also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. Americas serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. The remaining operations of the former International Operations segment are now called the “Europe, Middle East, Africa, Asia-Pacific” or “EMEA/AP” segment. EMEA/AP continues to include all operations in the U.K., continental Europe, the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. EMEA/AP serves the property and casualty insurance company markets in Europe, including the U.K., the Middle East, Africa, and Asia-Pacific. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.

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

Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and evaluation of their claims, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay their claims.

We also perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are generally referred to by us as class action services.

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. We are also impacted by decisions insurance companies and other clients may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters or contracted to other third-party administrators, whether or not associated with insurance companies. Accordingly, we are limited in our ability to predict case volumes in any period. In addition, our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

We generally earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on claims in the period the claim is assigned to us, although sometimes a portion or substantially all of the revenue generated by a specific claim assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are generally not subject to accurate forecasting.

In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during periods in which a soft market exists, insurance companies usually concentrate on growing their premium base by increasing the number of policies in force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claim volumes may not increase.

A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. For the past several years and continuing through 2011, the insurance industry underwriting cycle could be characterized as being in a soft market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future or the timing of when the market may harden in the future.

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

Results of Operations

Executive Summary

Net income attributable to Crawford & Company was $45.4 million in 2011, compared with net income of $28.3 million in 2010 and a net loss of $115.7 million in 2009. During 2011, we recorded a total pretax credit of $2.4 million in special charges and credits, consisting of a gain of $7.0 million related to the final settlement of an arbitration award (discussed below), partially offset by a $3.4 million write-off of deferred financing costs related to the repayment of our then-outstanding Term Loan B and $1.2 million in severance expense related to the Broadspire segment. The Company also recorded a tax benefit of $5.5 million related to a change in the valuation allowance for foreign tax credits. The after-tax impact on net income was $8.5 million. Net income (loss) for 2010 and 2009 included goodwill and intangible asset impairment charges of $10.8 million and $140.9 million, respectively. Consolidated net income for 2010 also included restructuring and other costs of $4.7 million, or approximately $2.9 million after tax, consisting of $2.0 million in severance costs for administrative staff reductions and $2.7 million related to the sublease of a Broadspire facility in Plantation, Florida. In 2009, we incurred a loss on the partial sublease of that Broadspire facility and other restructuring costs totaling $4.1 million, or approximately $2.6 million after income tax. The 2009 net loss was reduced by certain foreign tax benefits totaling $5.7 million as a result of an internal restructuring of certain of the Company’s international operations.

Operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased substantially for Legal Settlement Administration in 2011 and 2010 compared with 2009 resulting from a special project, and improved in our EMEA/AP segment in 2011 compared with 2010 primarily resulting from weather-related events in Asia-Pacific. Our Broadspire segment saw a sharp increase in its operating loss from 2009 to 2010 as a result of declining case volumes and the loss of a significant customer. This operating loss continued in 2011. Operating earnings for our Americas segment declined from 2009 to 2010 primarily due to lower revenue resulting from fewer weather-related events in 2010 and declined in 2011 compared with 2010 due to an unfavorable shift in the mix of cases received as well as higher costs incurred to service claims from Hurricane Irene.

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in our consolidated results of operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income (loss) or operating earnings (loss). A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying statements of operations.

Compared with 2010, our consolidated revenues before reimbursements were higher in 2011 due primarily to the Legal Settlement Administration segment's engagement in a special project, which began in the third quarter of 2010. This project continues to wind down, and we currently expect revenues and operating earnings therefrom to decline significantly from 2011 levels through the first half of 2012, and to thereafter continue to decline through the currently expected project end date of August 2013, although no assurances of timing of the project end date and, therefore, continued revenues, can be provided. EMEA/AP segment revenues increased due primarily to weather-related claim surges in our Asia-Pacific operating region. Americas segment revenues were higher in 2011 due primarily to an increase in weather-related cases resulting from the severe weather experienced in the U.S. Broadspire segment revenues decreased in 2011, primarily due to the reduced number of workers’ compensation cases as a result of lower U.S. employment levels and the bankruptcy of a significant client at the end of 2010.

Selling, general and administrative ("SG&A") expenses were 9.3% higher in 2011 than in 2010 but 3.3% lower in 2010 than in 2009. The increase from 2010 to 2011 was primarily due to the following: a $6.1 million increase in professional fees, the majority of which were associated with the implementation of Broadspire's RiskTech claims system, $1.1 million in professional fees incurred in the arbitration discussed elsewhere herein, a $3.5 million increase in direct compensation costs primarily due to higher incentive compensation costs, $1.1 million in higher expenses associated with our professional indemnity self-insured risks, $1.8 million unfavorable variance in currency translation adjustments on our U.S./Canadian cross-currency swap and U.S./Canadian intercompany debt, and a $1.7 million increase in travel and entertainment expenses. The decrease from 2009 to 2010 was primarily due to lower expenses associated with our professional indemnity self-insured risks and lower expenses resulting from the termination in 2009 of a computer systems hosting contract.

Operating Earnings (Loss) of our Operating Segments

We believe that a discussion and analysis of the operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 12, “Segment and Geographic Information," to the accompanying audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our segment operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests.

Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income or loss, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income tax expense is calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense is a non-cash expense for customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

Special charges and credits may arise from events (such as expenses related to restructurings, arbitration awards, debt refinancings, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and special charges and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income (loss) and net income (loss) attributable to shareholders of Crawford & Company, were as follows:

				% Change From Prior Year
Year Ended December 31,	2011	2010	2009	2011	2010
	(In thousands, except percentages)
Revenues Before Reimbursements:
Americas	$357,716	$334,940	$340,262	6.8%	(1.6)%
EMEA/AP	340,246	285,798	258,937	19.1%	10.4%
Broadspire	234,775	245,496	288,650	(4.4)%	(15.0)%
Legal Settlement Administration	192,618	164,183	82,019	17.3%	100.2%
Total, before reimbursements	1,125,355	1,030,417	969,868	9.2%	6.2%
Reimbursements	86,007	80,384	78,334	7.0%	2.6%
Total Revenues	$1,211,362	$1,110,801	$1,048,202	9.1%	6.0%
Direct Compensation & Fringe Benefits:
Americas	$227,099	$213,598	$217,829	6.3%	(1.9)%
% of related revenues before reimbursements	63.5%	63.8%	64.0%
EMEA/AP	222,236	191,435	177,033	16.1%	8.1%
% of related revenues before reimbursements	65.3%	67.0%	68.4%
Broadspire	136,235	145,685	161,786	(6.5)%	(10.0)%
% of related revenues before reimbursements	58.0%	59.3%	56.0%
Legal Settlement Administration	72,010	54,596	35,859	31.9%	52.3%
% of related revenues before reimbursements	37.4%	33.3%	43.7%
Total	$657,580	$605,314	$592,507	8.6%	2.2%
% of Revenues before reimbursements	58.4%	58.7%	61.1%
Expenses Other than Direct Compensation & Fringe
Benefits:
Americas	$110,766	$100,594	$93,039	10.1%	8.1%
% of related revenues before reimbursements	31.0%	30.0%	27.4%
EMEA/AP	89,589	69,535	58,503	28.8%	18.9%
% of related revenues before reimbursements	26.3%	24.3%	22.6%
Broadspire	109,974	111,523	128,466	(1.4)%	(13.2)%
% of related revenues before reimbursements	46.9%	45.5%	44.6%
Legal Settlement Administration	69,301	61,926	33,030	11.9%	87.5%
% of related revenues before reimbursements	36.0%	37.7%	40.3%
Total, before reimbursements	379,630	343,578	313,038	10.5%	9.8%
% of Revenues before reimbursements	33.7%	33.3%	32.3%
Reimbursements	86,007	80,384	78,334	7.0%	2.6%
Total	$465,637	$423,962	$391,372	9.8%	8.3%
% of Revenues	38.4%	38.2%	37.3%
Segment Operating Earnings (Loss):
Americas	$19,851	$20,748	$29,394	(4.3)%	(29.4)%
% of related revenues before reimbursements	5.5%	6.2%	8.6%
EMEA/AP	28,421	24,828	23,401	14.5%	6.1%
% of related revenues before reimbursements	8.4%	8.7%	9.0%
Broadspire	(11,434)	(11,712)	(1,602)	2.4%	(631.1)%
% of related revenues before reimbursements	(4.9)%	(4.8)%	(0.6)%
Legal Settlement Administration	51,307	47,661	13,130	7.6%	263.0%
% of related revenues before reimbursements	26.6%	29.0%	16.0%
Deduct:
Unallocated corporate and shared costs	(9,555)	(5,841)	(10,996)	63.6%	(46.9)%
Goodwill and intangible asset impairment charges	—	(10,788)	(140,945)	nm	nm
Net corporate interest expense	(15,911)	(15,002)	(14,166)	6.1%	5.9%
Stock option expense	(450)	(761)	(914)	(40.9)%	(16.7)%
Amortization of customer-relationship intangibles	(6,177)	(5,995)	(5,994)	3.0%	—%
Special charges and credits	2,379	(4,650)	(4,059)	(151.2)%	14.6%
Income (loss) before income taxes	58,431	38,488	(112,751)	51.8%	134.1%
Income taxes	(12,739)	(9,712)	(2,618)	31.2%	271.0%
Net income (loss)	45,692	28,776	(115,369)	58.8%	124.9%
Less: Net income attributable to noncontrolling interests	288	448	314	(35.7)%	42.7%
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$45,404	$28,328	$(115,683)	60.3%	124.5%
_________________
nm = not meaningful

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment decreased from $20.7 million in 2010 to $19.9 million in 2011, representing an operating margin of 5.5% in 2011 compared with 6.2% in 2010. The decrease in 2011 was primarily due to declines in operating earnings in Canada and Latin America.

Revenues before Reimbursements

Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2011	2010	Variance
	(In thousands)
U.S. Claims Field Operations	$113,487	$121,488	(6.6)%
Contractor Connection	22,678	20,174	12.4%
U.S. Technical Services	32,186	30,187	6.6%
U.S. Catastrophe Services	37,648	17,864	110.7%
Subtotal U.S. Property & Casualty	205,999	189,713	8.6%
Canada—all service lines	136,177	130,824	4.1%
Latin America/Caribbean—all service lines	15,540	14,403	7.9%
Total Revenues before Reimbursements	$357,716	$334,940	6.8%

For the year ended December 31, 2011 compared with the year ended December 31, 2010, the U.S. dollar weakened against most foreign currencies in Canada, Latin America and the Caribbean, increasing revenues before reimbursements by 2.3%. Revenues were also favorably impacted by segment unit volume, measured principally by cases received, which increased by 6.6% during this period. Offsetting the weaker U.S. dollar and the increases in segment unit volume was an overall unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 2.1% in 2011 compared with 2010.

The overall revenue increase in U.S. Property & Casualty was primarily due to an increase in cases due to weather-related activity. The decline in U.S. Claims Field Operations revenues was caused by a shift in mix toward lower-revenue, low-severity cases. This decline was offset by increases in revenues from our direct repair network, Contractor Connection, and from U.S. Technical Services and U.S. Catastrophe Services. Contractor Connection revenues increased due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. U.S. Technical Services revenues increased as a result of an increase in the number of cases received. U.S. Catastrophe Services revenues increased primarily due to increased revenues from U.S. catastrophe adjusters working weather-related cases in the U.S. and Australia.

The overall revenue increase in Canada was primarily due to a weaker U.S. dollar. Revenues in local currency decreased approximately 1.3% for the year compared with the prior year. The mix of cases received negatively impacted revenues during the year. The change in mix was the result of a decline in volume of certain higher margin cases resulting from certain legislative changes implemented in Canada last year, offset by increases in lower margin appraisal and weather-related cases.

Revenues in Latin America and the Caribbean increased approximately 2.2% in local currency. The increase in 2011 is primarily due to a change in the mix of cases received discussed below.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Americas operations were $16.6 million in 2011, increasing from $14.6 million in 2010. The increase in 2011 was due primarily to increases in billable expenses related to catastrophe cases.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2011 and 2010 were as follows:

Year Ended December 31,	2011	2010	Variance
U.S. Claims Field Operations	232,449	228,326	1.8%
Contractor Connection	132,343	127,699	3.6%
U.S. Technical Services	9,466	7,068	33.9%
U.S. Catastrophe Services	52,982	25,538	107.5%
Subtotal U.S. Property & Casualty	427,240	388,631	9.9%
Canada—all service lines	137,678	117,216	17.5%
Latin America/Caribbean—all service lines	51,509	72,665	(29.1)%
Total Americas Cases Received	616,427	578,512	6.6%

The 2011 increase in U.S. Claims Field Operations cases was primarily due to an increase in weather-related events. The 2011 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks, which we expect to continue. U.S. Technical Services cases increased in 2011 primarily due to an increase in new accounts, a shift of high-severity cases from U.S. Claims Field Operations and an increase in weather-related activity. The 2011 increase in U.S. Catastrophe Services cases was due to an increase in weather-related events in the U.S.

The 2011 increase in cases in Canada was due to an increase in appraisal cases and weather-related activity. The 2011 decrease in cases in Latin America and the Caribbean was primarily due to the loss of high-volume, low-severity affinity programs that were taken in-house by a client.

Direct Compensation and Fringe Benefits

Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 63.5% in 2011 compared with 63.8% in 2010. This decrease in 2011 was due primarily to an increase in revenues as expenses increased 6.3%. There was an average of 2,844 full-time equivalent employees ("FTEs") (including 172 catastrophe adjusters) in 2011 compared with an average of 2,901 (including 68 catastrophe adjusters) in 2010.

Americas salaries and wages increased 6.6%, to $192.6 million in 2011 from $180.7 million in 2010. Approximately $5.1 million of the increase was due to changes in exchange rates. In addition, the increase was a result of the increased use of catastrophe adjusters to assist with the weather-related claims activity in 2011 and to higher incentive compensation expense. Incentive compensation is variable and is primarily tied to growth in revenues and operating earnings and to reductions in a days-sales-outstanding ("DSO") measure for accounts receivable. Payroll taxes and fringe benefits for Americas totaled $34.5 million in 2011, increasing 4.9% from 2010 expenses of $32.9 million. The increase in 2011 compared with 2010 aligned with the increased salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Americas expenses other than reimbursements, direct compensation and fringe benefits increased 10.1%, from $100.6 million in 2010 to $110.8 million in 2011. Approximately $2.4 million of the increase was due to changes in exchange rates, with the remainder of the increase primarily due to the outsourcing of vehicle services cases, higher travel costs and higher usage charges for third-party software resulting from the increased weather-related activity, and higher HST taxes in Canada as a result of new legislation. These expenses increased as a percent of Americas revenues before reimbursements to 31.0% in 2011 from 30.0% in 2010.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings increased to $28.4 million in 2011, an increase of 14.5% from 2010 operating earnings of $24.8 million for the reasons described below. The operating margin declined from 8.7% in 2010 to 8.4% in 2011.

Revenues before Reimbursements

Substantially all EMEA/AP segment revenues are earned from the property and casualty insurance company market. Revenues before reimbursements by major region were as follows:

Year Ended December 31,	2011	2010	Variance
	(In thousands)
United Kingdom ("U.K.")	$149,209	$134,388	11.0%
Continental Europe, Middle East, Africa (“CEMEA”)	95,599	86,811	10.1%
Asia-Pacific	95,438	64,599	47.7%
Total EMEA/AP Revenues before Reimbursements	$340,246	$285,798	19.1%

Revenues before reimbursements from our EMEA/AP segment totaled $340.2 million in 2011, a 19.1% increase from $285.8 million in 2010. This 2011 revenue increase was due to the net positive impact of changes in currency exchange rates, increased case volumes, and changes in the mix of services provided and in the rates charged for those services. Compared with 2010, the U.S. dollar was weaker in 2011 against most major foreign currencies, resulting in a positive impact from exchange rate movements of $19.5 million, or 6.8%, on this segment’s revenues from 2010 to 2011. Excluding the positive impact of exchange rate fluctuations, EMEA/AP revenues would have been $320.8 million in 2011, reflecting growth in revenues on a constant dollar basis of 12.2%.

EMEA/AP unit volume, measured by cases received, increased 11.2% in 2011 compared with 2010. This increase primarily reflected increased case referrals during 2011 as discussed below. Average revenue per claim increased 1.0% from changes in the mix of services provided and in the rates charged for those services. U.K. revenue increased despite a decline in case volume due primarily to higher revenue from its Contractor Connection operations and changes in the product mix.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $35.2 million in 2011 from $23.7 million in 2010. This increase in 2011 was due primarily to changes in foreign exchange rates and to increased expenses incurred to handle the increase in natural disaster and weather-related cases, primarily in Australia.

Case Volume Analysis

EMEA/AP unit volumes by region for 2011 and 2010 were as follows:

Year Ended December 31,	2011	2010	Variance
U.K.	159,294	171,067	(6.9)%
CEMEA	156,972	144,501	8.6%
Asia-Pacific	156,293	109,310	43.0%
Total EMEA/AP Cases Received	472,559	424,878	11.2%

The decrease in the U.K. was primarily due to a decrease in weather-related activity from 2010 to 2011. The increase in CEMEA was primarily due to high-frequency, low-severity cases in Belgium, Italy, Germany, and South Africa. The increase in Asia-Pacific was primarily due to weather-related activity in Australia and to high-frequency, low-severity claims activity in China, Malaysia, and Singapore, due to growth in automobile markets.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, decreased to 65.3% in 2011 from 67.0% in 2010. The percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased in 2011 by $30.8 million. Approximately $12.1 million of the increase was due to changes in exchange rates, with the remainder of the increase primarily due to an increase in the number of FTEs needed to handle the increased activity. There was an average of 3,114 EMEA/AP FTEs in 2011, an increase from 2,775 in 2010.

Salaries and wages of EMEA/AP segment personnel increased 18.6% to $186.6 million in 2011 compared with $157.4 million in 2010, decreasing as a percent of revenues before reimbursements from 55.1% in 2010 to 54.8% in 2011. Payroll taxes and fringe benefits increased 4.7% to $35.6 million in 2011 compared with $34.0 million in 2010. These increases were primarily due to the increase in the number of employees and changes in exchange rates.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 24.3% in 2010 to 26.3% in 2011 and the dollar amount of these expenses increased by $20.1 million. Approximately $5.2 million of the increase was due to changes in exchange rates, with the remainder of the increase primarily resulting from the increased use of outside contractors and other expenses that were necessary to handle the increased claims activity.

BROADSPIRE SEGMENT

As disclosed in Note 3, “Goodwill and Intangible Assets,” to the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we recorded goodwill and intangible asset impairment charges related to our Broadspire segment totaling $10.8 million in 2010 and $140.9 million in 2009. These impairment charges have been excluded from the Broadspire segment operating loss and are not included in the following discussion and analysis of Broadspire segment operating results.

Operating Loss

Our Broadspire segment is closely correlated with the U.S. economy and continues to be affected by less workplace-related claims reflecting the slow level of job creation by U.S. employers. Broadspire recorded an operating loss of $11.4 million, or (4.9)% of segment revenues before reimbursements in 2011, compared with an operating loss of $11.7 million, or (4.8)% of segment revenues before reimbursements, in 2010.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers’ compensation and liability claim management, medical management services, such as medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2011	2010	Variance
	(In thousands)
Workers' Compensation and Liability Claims Management	$100,039	$108,316	(7.6)%
Medical Management	118,205	118,378	(0.1)%
Risk Management Information Services	16,531	18,802	(12.1)%
Total Broadspire Revenues before Reimbursements	$234,775	$245,496	(4.4)%

Broadspire segment revenues before reimbursements decreased 4.4% to $234.8 million in 2011 compared with $245.5 million in 2010. Unit volumes for the Broadspire segment, measured principally by cases received, decreased 1.6% from 2010 to 2011. In addition to the decline in volume, revenue also declined 2.8% from changes in the mix of services provided and in the rates charged for those services. Revenues for a special project for one of our clients are charged at a lower rate than some of our other service lines. In addition, we are experiencing a lengthening in the duration of certain workers' compensation cases, and we are also experiencing changes in the mix of cases we are handling, with a higher percentage of less complex, lower-value cases. The combined result of these factors was a 4.4% decrease in Broadspire segment revenues before reimbursements from 2010 to 2011.

During December 2010, we were notified by a major client of our Broadspire segment that the client was in bankruptcy and would terminate its relationship with us during the first quarter of 2011. This termination occurred as expected. For 2010, revenues related to this client totaled approximately $9.7 million.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $3.7 million in 2011, increasing from $3.3 million in 2010. This increase was primarily attributable to higher travel expenses incurred by our medical field case management personnel.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2011 and 2010 were as follows:

Year Ended December 31,	2011	2010	Variance
Workers’ Compensation	130,449	132,002	(1.2)%
Casualty	68,243	74,341	(8.2)%
Other	22,239	18,194	22.2%
Total Broadspire Cases Received	220,931	224,537	(1.6)%

The 2011 decrease in workers’ compensation cases was primarily due to the loss of a major client discussed above and the lack of job creation among U.S. employers. The decrease in casualty cases in 2011 compared with 2010 was due to services provided in connection with a special project for one of our clients. That project began in the third quarter of 2010 and the decline for 2011 compared with 2010 was due to the large number of cases received in 2010 at the inception of the project. The 2011 increases in other cases were primarily due to increases in medical management services resulting from employers that added such services to their workers' compensation and disability management programs.

Direct Compensation and Fringe Benefits

Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 58.0% in 2011, compared with 59.3% in 2010. This percentage decrease primarily resulted from changes to the systems platforms that allowed for a redesign of the operating model which improved claim handling efficiency. Average FTEs totaled 1,817 in 2011, down from 1,977 in 2010.

Broadspire segment salaries and wages decreased 6.4%, to $113.2 million in 2011 from $120.9 million in 2010, reflecting the decline in FTEs in 2011. Payroll taxes and fringe benefits for our Broadspire segment totaled $23.0 million in 2011, decreasing 7.3% from 2010 expenses of $24.8 million, corresponding to the salaries and wages decreases.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements to 46.9% in 2011 from 45.5% in 2010. This percentage increase was primarily due to lower revenue, as total 2011 expenses declined by $1.5 million.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2011 operating earnings of $51.3 million, increasing 7.6% from $47.7 million in 2010 with the related operating margin decreasing from 29.0% in 2010 to 26.6% in 2011 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and bankruptcy claim administration, primarily in the U.S. Legal Settlement Administration revenues before reimbursements increased 17.3% to $192.6 million in 2011, compared with $164.2 million in 2010. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of projects awarded. The growth in Legal Settlement Administration revenues was due primarily to a special project. This project continues to wind down, and we currently expect revenues and operating earnings therefrom to decline significantly from 2011 levels through the first half of 2012, and to thereafter continue to decline through the currently expected project end date of August 2013, although no assurances of timing of the project end date and, therefore, continued revenues, can be provided.

At December 31, 2011, we had an estimated backlog of awarded projects totaling approximately $64.0 million, compared with approximately $90.0 million at December 31, 2010. Of the $64.0 million backlog at December 31, 2011, an estimated $58.8 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $30.5 million in 2011, decreasing from $38.8 million in 2010. The decrease in 2011 was primarily due to the start up of the special project work in 2010, which required a significant amount of out-of-pocket reimbursable expenses, which did not continue into 2011.

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, increased to 37.4% in 2011, compared with 33.3% in 2010. There was an average of 542 FTEs in 2011, compared with an average of 390 in 2010.

Legal Settlement Administration salaries and wages, including incentive compensation, increased 32.0% to $64.8 million in 2011 from $49.1 million in 2010. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $7.2 million in 2011, increasing 30.9% from 2010 costs of $5.5 million. This 2011 increase was primarily the result of increases in incentive compensation and commission expenses, merit pay increases and an increase in the number of FTEs in 2011 due to the special project.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and fringe benefits decreased as a percent of related segment revenues before reimbursements to 36.0% in 2011 from 37.7% in 2010. During 2011, a larger portion of the workload was fulfilled by Legal Settlement Administration FTEs rather than utilizing outsourced services. As a result, 2011 expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were lower as a percent of related segment revenues before reimbursements as compared with 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment decreased from $29.4 million in 2009 to $20.7 million in 2010, representing an operating margin of 6.2% in 2010 compared with 8.6% in 2009. The decrease in 2010 was primarily due to a decrease in revenues as discussed below.

Revenues before Reimbursements

Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2010	2009	Variance
	(In thousands)
U.S. Claims Field Operations	$121,488	$131,740	(7.8)%
Contractor Connection	20,174	16,329	23.5%
U.S. Technical Services	30,187	28,992	4.1%
U.S. Catastrophe Services	17,864	30,270	(41.0)%
Subtotal U.S. Property & Casualty	189,713	207,331	(8.5)%
Canada—all service lines	130,824	121,370	7.8%
Latin America/Caribbean—all service lines	14,403	11,561	24.6%
Total Revenues before Reimbursements	$334,940	$340,262	(1.6)%

Americas revenues before reimbursements decreased 1.6% to $334.9 million in 2010 compared with $340.3 million in 2009. The 8.5% decline in U.S. Property & Casualty from 2009 to 2010 was due primarily to a decrease in segment unit volume, measured principally by cases received. The decrease in segment unit volume was due primarily to a decrease in U.S. Claims Field Operations driven by reduced property, vehicle and warranty services cases in 2010, and declines in U.S. Catastrophe Services resulting from an overall decrease in weather-related events in 2010. These reductions were partially offset by increases in revenues in our direct repair network, Contractor Connection, and from U.S. Technical Services, which primarily handles major commercial losses. The increase in U.S. Technical Services revenues despite the decline in cases received, as discussed below, is due to increased severity and difficulty in the mix of cases received, resulting in increased revenues.

The improvement in Canada's revenue from 2009 to 2010 is entirely due to a positive impact from exchange rate movements. On a constant dollar basis, Canada's revenue declined by 2.0% and would have been $118.9 million.

Approximately $1.5 million of the increase in Latin America/Caribbean revenue was due to the weaker U.S. dollar in 2010, with the remaining $1.3 million due to an increase in cases, particularly with high-frequency, low-severity cases in Brazil.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment were $14.6 million in 2010, decreasing from $20.8 million in 2009. This decrease in 2010 was due primarily to reduced out-of-pocket reimbursable expenses related to Canadian service agreements.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2010 and 2009 were as follows:

Year Ended December 31,	2010	2009	Variance
U.S. Claims Field Operations	228,326	258,212	(11.6)%
Contractor Connection	127,699	98,402	29.8%
U.S. Technical Services	7,068	8,250	(14.3)%
U.S. Catastrophe Services	25,538	59,036	(56.7)%
Subtotal U.S. Property & Casualty	388,631	423,900	(8.3)%
Canada—all service lines	117,216	137,719	(14.9)%
Latin America/Caribbean—all service lines	72,665	66,943	8.5%
Total Americas Cases Received	578,512	628,562	(8.0)%

The 2010 decrease in U.S. Property & Casualty cases was due primarily to lower industry-wide claims volumes, which resulted in fewer cases referred to us from our clients. This included a reduction in vehicle cases due primarily to general economic conditions which we believe resulted in fewer miles driven and thus fewer cases, and also due to decisions by certain insurance companies to reduce third-party adjuster involvement in handling vehicle-related claims. The 2010 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and due to the trend of insurance carriers moving high-frequency, low-severity property claims directly to repair networks. The 2010 decrease in U.S. Technical Services cases was due primarily to decreases in weather-related cases. The 2010 decrease in U.S. Catastrophe Services cases was due primarily to decreases in weather-related claims and also to a reduction in warranty services claims which resulted from the expiration of several long-running class action contracts, which were not replaced by new, similar claims.

The decrease in Canada was due primarily to a sharp reduction in weather-related activity in the first half of 2010. A net decrease in 2010 of high-frequency, low-severity cases in Canada raised the average revenue per claim in 2010. The increase in the Americas was due primarily to an increase in high-frequency, low-severity cases in Brazil.

Direct Compensation and Fringe Benefits

Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 63.8% in 2010 compared with 64.0% in 2009. This decrease in 2010 was due primarily to a reduction in FTEs and lower incentive compensation expense. There was an average of 2,901 FTEs (including 68 catastrophe adjusters) in 2010 compared with an average of 3,201 (including 90 catastrophe adjusters) in 2009.

Americas salaries and wages decreased 2.7%, to $180.7 million in 2010 from $185.8 million in 2009. The decrease in 2010 compared with 2009 was due primarily to the reduction in FTEs and lower incentive compensation expense. Payroll taxes and fringe benefits for Americas totaled $32.9 million in 2010, increasing 2.8% from 2009 expenses of $32.0 million. The increase in 2010 compared with 2009 was due primarily to higher defined contribution retirement plan expense.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Americas expenses other than reimbursements, direct compensation and fringe benefits increased to $100.6 million in 2010 from $93.0 million in 2009 and increased as a percent of Americas revenues before reimbursements to 30.0% in 2010 from 27.4% in 2009. Approximately $3.5 million of the increase in 2010 was due to the weaker dollar, with the remainder primarily due to lower revenues in 2010 as these expenses tend to be more fixed in nature.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings increased to $24.8 million in 2010, an increase of 6.1% from 2009 operating earnings of $23.4 million for the reasons described below. The operating margin declined from 9.0% in 2009 to 8.7% in 2010.

Revenues before Reimbursements

EMEA/AP revenues before reimbursements by major region were as follows:

Year Ended December 31,	2010	2009	Variance
	(In thousands)
U.K.	$134,388	$126,040	6.6%
CEMEA	86,811	81,535	6.5%
Asia-Pacific	64,599	51,362	25.8%
Total EMEA/AP Revenues before Reimbursements	$285,798	$258,937	10.4%

Revenues before reimbursements from our EMEA/AP segment totaled $285.8 million in 2010, a 10.4% increase from $258.9 million in 2009. This 2010 revenue increase was due to the net positive impact of changes in currency exchange rates and case volumes, partially offset by changes in the mix of services provided and in the rates charged for those services. Compared with 2009, the U.S. dollar was weaker in 2010 against most major foreign currencies, resulting in a positive impact from exchange rate movements of $11.5 million on this segment’s revenues from 2009 to 2010. Excluding the positive impact of exchange rate fluctuations, EMEA/AP revenues would have been $274.3 million in 2010, reflecting growth in revenues on a constant dollar basis of 5.9%.

EMEA/AP unit volume, measured by cases received, increased 17.5% in 2010 compared with 2009. This increase primarily reflected increased case referrals during 2010 in all regions, as discussed below. Average revenue per claim decreased 11.6% from changes in the mix of services provided and in the rates charged for those services. The net increase in 2010 of high-frequency, low-severity cases, primarily in the U.K. and CEMEA, lowered the average revenue per claim in 2010, as discussed below.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $23.7 million in 2010 from $20.2 million in 2009. This increase in 2010 was due primarily to a weaker U.S. dollar in 2010.

Case Volume Analysis

EMEA/AP unit volumes by region for 2010 and 2009 were as follows:

Year Ended December 31,	2010	2009	Variance
U.K.	171,067	139,933	22.2%
CEMEA	144,501	120,620	19.8%
Asia-Pacific	109,310	101,029	8.2%
Total EMEA/AP Cases Received	424,878	361,582	17.5%

The 2010 increase in the U.K. was due primarily to an increase in weather-related activity. The increase in CEMEA resulted primarily from growth in our high-frequency, low-severity claims management business in Belgium, Germany and Scandinavia. The increase in Asia-Pacific was due to weather-related activity in Australia.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense including related payroll taxes and fringe benefits decreased to 67.0% in 2010 from 68.4% in 2009. This percentage decrease primarily reflected increased utilization of our staff as a result of the increase in the number of cases received. The dollar amount of these expenses increased in 2010 by $14.4 million, due primarily to a weaker U.S. dollar in 2010 compared with 2009. There was an average of 2,775 EMEA/AP FTEs in 2010, compared with 2,688 in 2009.

Salaries and wages of EMEA/AP segment personnel increased 8.1% to $157.4 million in 2010 compared with $145.6 million in 2009, decreasing as a percent of revenues before reimbursements from 56.2% in 2009 to 55.1% in 2010. Payroll taxes and fringe benefits increased 8.3% to $34.0 million in 2010 compared with $31.4 million in 2009. These increases were primarily related to a weaker U.S. dollar during 2010.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 22.6% in 2009 to 24.3% in 2010 and the dollar amount of these expenses increased by $11.0 million. The increase in 2010 was due primarily to the weaker U.S. dollar and to the increased use of outsourced services to assist in servicing the increased volume of activity.

BROADSPIRE SEGMENT

Operating Loss

Our Broadspire segment recorded an operating loss of $11.7 million, or (4.8)% of segment revenues before reimbursements in 2010 compared with an operating loss of $1.6 million, or (0.6)% of segment revenues before reimbursements in 2009. Broadspire's 2010 operating results were negatively impacted by declining workers' compensation case volumes, the weakened labor market in the U.S., the loss of a major customer at the end of 2009, and a $1.3 million charge resulting from the loss of a major customer in 2010.

Revenues before Reimbursements

Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2010	2009	Variance
	(In thousands)
Workers' Compensation and Liability Claims Management	$108,316	$127,923	(15.3)%
Medical Management	118,378	142,296	(16.8)%
Risk Management Information Services	18,802	18,431	2.0%
Total Broadspire Revenues before Reimbursements	$245,496	$288,650	(15.0)%

Broadspire segment revenues before reimbursements decreased 15.0% to $245.5 million in 2010 compared with $288.7 million in 2009. Unit volumes for the Broadspire segment, measured principally by cases received, increased 0.9% from 2009 to 2010. Offsetting the small increase in unit volumes was a 15.9% decrease from changes in the mix of services provided and in the rates charged for those services. The increase during 2010 of lower severity casualty cases reduced our average fee per case during 2010. The net result of these factors was a 15.0% decrease in Broadspire segment revenues before reimbursements from 2009 to 2010.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $3.3 million in 2010, decreasing from $5.2 million in 2009. This decrease was primarily attributable to the declines in revenues before reimbursements.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2010 and 2009 were as follows:

Year Ended December 31,	2010	2009	Variance
Workers’ Compensation	133,079	142,249	(6.4)%
Casualty	73,202	63,767	14.8%
Other	18,194	16,455	10.6%
Total Broadspire Cases Received	224,475	222,471	0.9%

The 2010 declines in workers’ compensation cases reflected a continuing decline in reported workplace injuries in the U.S primarily as a result of the continued overall level of employment due to the then-current economic climate, as well as the loss of a significant client discussed below. The significant increase in casualty cases in 2010 over 2009 was due to services provided in connection with a special project for one of our customers. The 2010 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs. In 2009, we were notified by a major client that the client would not renew its existing contract with us effective on the scheduled expiration of that contract in December 2009. Revenues related to this client in 2009 were $21.1 million.

Direct Compensation and Fringe Benefits

Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, increased to 59.3% in 2010 compared with 56.0% in 2009. This percentage increase primarily resulted from lower revenues as the actual amount of these expenses were 10.0% lower compared with 2009 as FTEs were reduced in an effort to control costs. Average FTEs totaled 1,977 in 2010, down from 2,243 in 2009.

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

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements to 45.5% in 2010 from 44.6% in 2009. This percentage increase was primarily due to lower revenue, as total 2010 expenses were reduced 13.2% year-over-year. The reduction in 2010 expense was due primarily to lower office operating expenses in 2010 and the implementation of the RiskTech software, which allowed us to terminate an outsource arrangement with an information technology service provider.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2010 operating earnings of $47.7 million, increasing 263.0% from $13.1 million in 2009 with the related operating margin increasing from 16.0% in 2009 to 29.0% in 2010 for the reasons discussed below.

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements more than doubled to $164.2 million in 2010, compared with $82.0 million in 2009. The growth in Legal Settlement Administration revenues was due primarily to a special project.

At December 31, 2010 we had an estimated backlog of awarded projects totaling approximately $90.0 million, compared with approximately $55.0 million at December 31, 2009.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $38.8 million in 2010, increasing from $32.1 million in 2009. The increase in 2010 was due primarily to the overall increase in activity in 2010, which required a significant amount of out-of-pocket reimbursable expenses.

Direct Compensation and Fringe Benefits

Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, decreased to 33.3% in 2010 compared with 43.7% in 2009. The 2010 percentage decrease was primarily due to operating efficiencies achieved as a result of the increase in revenues. The increase in the 2010 dollar amount of these expenses was due primarily to higher incentive compensation expense and the increased number of FTEs in 2010. There was an average of 390 FTEs in 2010, compared with an average of 347 in 2009.

Legal Settlement Administration salaries and wages, including incentive compensation, increased 56.6% to $49.1 million in 2010 from $31.3 million in 2009. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $5.5 million in 2010, increasing 19.6% from 2009 costs of $4.6 million. This 2010 increase was primarily the result of increased payroll taxes and defined contribution plan contributions resulting from the higher incentive compensation expense and the increase in the number of FTEs in 2010 due to the special project.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation and fringe benefits decreased as a percent of related segment revenues before reimbursements to 37.7% in 2010 from 40.3% in 2009. The 2010 decrease was primarily due to operating efficiencies achieved as a result of the increase in revenues.

EXPENSES AND GAINS EXCLUDED FROM SEGMENT OPERATING EARNINGS

 Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $12.7 million, $9.7 million, and $2.6 million for 2011, 2010, and 2009, respectively. Our effective tax rate, including discrete items and adjustments related to uncertain tax positions, for financial reporting purposes was 21.8%, 25.2%, and (2.3)% for 2011, 2010, and 2009, respectively. After adjusting for the $10.8 million and $140.3 million non-deductible goodwill charges in 2010 and 2009, respectively, our effective tax rate would have been 19.7% in 2010 and 9.7% in 2009. The 2011 and 2010 rates reflect the continuing tax benefit from the 2009 international restructuring. The lower rate in 2009 was due to a one-time $3.3 million income tax benefit for foreign tax credits and $2.4 million in ongoing reduced foreign taxes as a result of the completion of an internal restructuring of certain of our international operations in the second quarter of 2009. Based on our 2012 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2012 to be in the 29% to 31% range before considering any discrete items.

Our most significant deferred tax asset is related to the unfunded liability of our defined benefit pension plans. The tax deduction for defined benefit pension plans generally occurs upon the timing of funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans are met, the deferred tax asset should be realized. In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have recorded a $4.5 million valuation allowance on certain net operating loss carryforwards in our international operations. In 2011, we determined that we no longer needed a $5.5 million valuation allowance on certain foreign tax credits in our domestic operations, and we have reduced our tax expense accordingly. Management believes that it is more likely than not that we will realize our net deferred tax assets based on our forecast of future taxable income. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash and investments. Corporate interest expense totaled $16.9 million, $15.7 million, and $15.2 million for 2011, 2010, and 2009, respectively. The increase in interest expense in 2011 compared with 2010 and in 2010 compared with 2009 was due primarily to higher levels of outstanding borrowings. Corporate interest income totaled $1.0 million, $0.7 million, and $1.1 million in 2011, 2010, and 2009, respectively. Corporate interest income increased in 2011 compared with 2010 due to an increase in available cash balances. Corporate interest income decreased from 2009 to 2010 primarily due to lower levels of available cash balances for investing during 2010.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship and finite lived trade name intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. ("BMSI") and Specialty Liability Services, Ltd. and our 2011 acquisition of Settlement Services, Inc. Amortization expense associated with these intangible assets totaled $6.2 million in 2011, and $6.0 million in each of 2010 and 2009, respectively. This amortization is included in SG&A expenses in our Consolidated Statements of Operations.

Stock Option Expense

Stock option expense, a component of stock-based compensation expense, is comprised of non-cash expenses related to stock options granted and stock purchases under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Most of our stock options were granted prior to 2005. Stock option expense of $450,000, $761,000, and $914,000 was recognized during 2011, 2010, and 2009, respectively. Stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to the appropriate operating segment and included in the determination of segment operating earnings.

Unallocated Corporate and Shared Costs

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs represent costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs were $9.6 million, $5.8 million, and $11.0 million in 2011, 2010 and 2009, respectively. These costs increased in 2011 compared with 2010 due primarily to a $1.6 million increase in our self-insured liabilities, a $1.8 million increase in the fair value of the liability related to our U.S./Canada cross-currency swap, an increase of $1.9 million in unallocated legal costs associated with the Platinum arbitration proceedings, an increase of $0.5 million in compensation costs, and an increase of $1.5 million in professional fees. These increases were partially offset by a $3.7 million decrease in our U.S. defined benefit plan expense. These costs decreased in 2010 compared with 2009 due primarily to a $3.5 million decrease in U.S. defined benefit pension plan expense and $1.1 million decrease in our self-insured liabilities, primarily professional indemnity expenses.

Goodwill and Intangible Asset Impairment Charges

On October 27, 2010, the independent arbitrator arbitrating a portion of the matters relating to our acquisition of BMSI (the "Broadspire Accounting Arbitration") issued a decision and determination in connection therewith, which is described more fully in Note 3, "Goodwill and Intangible Assets," to the accompanying audited consolidated financial statements. As a result of this determination, we made payments to Platinum Equity, LLC ("Platinum") totaling $13.5 million during 2010, representing additional purchase price consideration for the acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment does not support additional goodwill. Accordingly, we recorded additional goodwill impairment charges of $14.8 million in 2010. All but the interest portion of the charge was nondeductible for tax purposes.

Also during 2010, we recorded a $4.0 million reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010 as such amount was not material for prior year restatement.

Due to declines in then-current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels have had on Broadspire’s revenue, and the weakness in our stock prices, we recorded noncash goodwill and other intangible asset impairment charges of $140.9 million in 2009. The $140.3 million goodwill impairment charge was not deductible for income tax purposes. The intangible asset portion of the charge relates to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit and was $600,000 of the total charge.

Special Charges and Credits

Special charges and credits in 2011 consisted of three items. In addition to the Accounting Arbitration discussed above, we had asserted claims for damages against Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement (the "Legal Arbitration"). On July 25, 2011, the panel arbitrating the Legal Arbitration issued a final decision, resulting in our recognizing a pretax arbitration award of $7.0 million ($5.9 million, net of tax). Portions of the award are considered to be adjustments of the purchase price. We also recorded a $3.4 million write-off of deferred financing costs related to the repayment of our then-outstanding Term Loan B and $1.2 million in severance expense related to the Broadspire segment.

Special charges and credits in 2010 consisted of restructuring and other costs that totaled $4.7 million before income taxes. Included in these costs are $2.7 million for a loss incurred on a separate phase of the partial sublease of our Broadspire facility in Plantation, Florida, and $2.0 million for severance costs related to reductions in administrative staff in the U.S.

Other gains and expenses in 2009 consisted of restructuring and other costs that totaled $4.1 million before income taxes. Included in the restructuring and other costs are a $1.8 million loss on the partial sublease of our Broadspire facility in Plantation, Florida, $1.8 million in professional fees and approximately $500,000 in severance expense related to the internal realignment of certain of our legal entities in the U.S. and internationally in 2008 and 2009.

Liquidity, Capital Resources, and Financial Condition

We continue to evaluate current and forecasted economic conditions and their potential implications for us, including, among other things, estimating the fair value of our financial instruments, asset impairments, liquidity, compliance with our debt covenants, cash funding requirements under our defined benefit pension plans, and relationships with our financing agreement counterparties and customers.

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

On December 8, 2011, we entered into a senior secured credit agreement (the "Credit Facility") with Crawford & Company Risk Services Investments Limited, a limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of the Company (the "UK Borrower"), Crawford & Company (Canada) Inc., a corporation incorporated under the laws of Canada and a wholly-owned subsidiary of the Company (the "Canadian Borrower"), and Crawford & Company (Australia) Pty. Ltd., a proprietary limited company organized in Australia and a wholly-owned subsidiary of the Company (the "Australian Borrower" and, together with the UK Borrower and the Canadian Borrower, the "Foreign Borrowers"), as borrowers (the Foreign Borrowers together with the Company, the "Borrowers"), the lenders party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Australian Security Trustee, and UK Security Trustee for the lenders, Bank of America, N.A., as Syndication Agent, RBS Citizens, N.A., as Documentation Agent, and Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners.

The Credit Facility consists of a $325.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower and $15.0 million for borrowings by the Australian Borrower. Subject to satisfaction of certain conditions precedent, the Credit Facility provides that the Borrowers have the option, exercisable from time to time and subject to the receipt of additional commitments from existing or new lenders, to increase the revolving loan commitments under the Credit Facility by up to $100.0 million. The Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on December 8, 2016.

At the closing of the Credit Facility, we borrowed $248.3 million in long-term debt under the Credit Facility, consisting of approximately $237.0 million in the U.S. and $11.3 million in Australia. These borrowings were used to, among other things, repay amounts outstanding under our then-existing credit agreement, which was then terminated (the "Terminated Credit Agreement"). Additionally, letters of credit in an aggregate face amount of $18.1 million under the Terminated Credit Agreement were deemed issued and outstanding under the Credit Facility. Borrowings and letter of credit obligations incurred under the Credit Facility may be used for working capital and general corporate purposes.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on our leverage ratio (as defined in the Credit Facility), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.75% to 2.50% and for Base Rate loans ranges from 0.75% to 1.50%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one month interest period plus 1.0%.

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio (each as defined in the Credit Facility). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

The obligations of the Borrowers under the Credit Facility are guaranteed by each of our existing domestic subsidiaries and certain existing material foreign subsidiaries that are disregarded entities for U.S. income tax purposes (each a "Disregarded Foreign Entity"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Foreign Borrowers are also guaranteed. In addition, the Borrowers' obligations under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and the Guarantors, including, without limitation, intellectual property, 100% of our capital stock in the Guarantors' present and future domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock issued by any present and future first-tier material foreign subsidiary of the Company or any Guarantor. In addition, the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowings under the Credit Facility. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At December 31, 2011, we were in compliance with all of the covenants in our Credit Facility.

In May 2010, the three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under our Terminated Credit Agreement on an initial notional amount of $175.0 million of our floating-rate debt to a fixed rate of 5.25% expired. In 2009, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates and future changes to the fair value of this swap agreement were recorded by us as an expense adjustment rather than a component of our accumulated other comprehensive loss. This amount was $1.6 million for the year ended December 31, 2010. In November 2009, we entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. The swap effectively converted the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of our floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. We designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced to $85.0 million on March 31, 2011 to match the expected repayment of our outstanding debt. The swap expires on September 30, 2012. As a result of entering the Credit Facility, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates and future changes to the fair value of this swap agreement are recorded as an expense adjustment rather than a component of our accumulated other comprehensive loss. Such amount was insignificant at December 31, 2011. Because it is still probable that the forecasted transactions that were hedged will occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. At December 31, 2011, the fair value of the interest rate swap was a liability of $667,000, with the entire amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months.

We continue the ongoing monitoring of our customers’ ability to pay us for the services that we render to them. Based on historical results, we currently believe there is a low likelihood that write-offs of our existing accounts receivable will have a material impact on our financial results. However, if one or more of our key customers files bankruptcy or otherwise becomes unable to make required payments to us, or if overall economic conditions deteriorate, we may need to make material provisions in the future to increase our allowance for accounts receivable. In December 2010, we were notified by a major client of our Broadspire segment that the client was in bankruptcy and would terminate its relationship with us during the first quarter of 2011. As a result, we increased our allowance for doubtful accounts by $1.3 million for all pre-petition accounts receivable of the client that are not expected to be recovered.

The operations of our Americas and EMEA/AP segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in the locations in which we do business negatively impacted our revenues and operating earnings in 2009, while 2010 and 2011 saw a reversal of the strength of the U.S. dollar, which positively impacted our 2010 and 2011 results. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our Americas and EMEA/AP segments.

The continued high level of unemployment in the U.S. has resulted in a further industry-wide reduction in the number of employment-related claim referrals, such as workers’ compensation claims. Our Broadspire segment has been negatively impacted by this, resulting in a 1.2% decrease in workers’ compensation claim referrals in 2011 compared with 2010. We are unable to predict future claim referral trends, which will be dependent upon, among other things, future employment levels and changes in workplace safety guidelines. In addition, we continue to experience a decade-long trend in the U.S. of a decline in the number of reported injuries in the workplace, which we attribute to the shift of the U.S. economy to service-related industries from manufacturing-related industries. This trend has also significantly contributed to the reduction in the occurrence of workers’ compensation claims, and this may continue to occur in future periods.

At December 31, 2011, our working capital balance (current assets less current liabilities) was approximately $83.1 million, compared with $82.6 million at December 31, 2010. Cash and cash equivalents at the end of 2011 totaled $77.6 million, compared with $93.5 million at the end of 2010. The decreased cash balance reflects borrowings held at the end of 2010 that were used to make a $20 million contribution to the frozen U.S. defined benefit pension plan in January 2011.

Cash and cash equivalents as of December 31, 2011 consisted of $16.4 million held in the U.S. and $61.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $10.5 million in 2011, from $26.2 million in 2010 to $36.7 million in 2011. This increase was due primarily to an improvement in net working capital balances in 2011, primarily due to lower pension contributions. In 2011, the average DSO in billed and unbilled accounts receivable increased by 7.7 days. Our DSO in 2010 was significantly influenced by the prompt payment terms of the special project in the Legal Settlement Administration segment; DSO began to rise during 2011 as the special project continued to wind down. Interest payments on our debt were $14.1 million in 2011, and tax payments, net of refunds, were $14.2 million in 2011.

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

Cash Used in Investing Activities

Cash used in investing activities decreased by $7.6 million in 2011, from $42.5 million in 2010 to $34.9 million in 2011. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $29.9 million in 2011 compared with $27.8 million in 2010. We forecast that our property and equipment additions in 2012, including capitalized software, will approximate $28.2 million.

Cash used in investing activities increased by $11.4 million in 2010, from $31.2 million in 2009 to $42.5 million in 2010. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $27.8 million in 2010 compared with $24.7 million in 2009. In addition, we incurred $14.8 million of additional purchase price consideration for the previous acquisition of BMSI.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $18.0 million in 2011. We paid quarterly cash dividends totaling $4.9 million. In 2011, we borrowed an additional $248.3 million in long-term debt under the Credit Facility, consisting of approximately $237.0 million in the U.S. and $11.3 million in Australia. We borrowed $59.8 million in short-term borrowings during the year for working capital needs, and we repaid a total of $316.0 million in short-term and long-term borrowings. We incurred $3.7 million of loan costs in connection with the Credit Facility. Also in 2011, we used shares of our Class A common stock to settle $1.7 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash provided by financing activities was $39.5 million in 2010. In 2010, we borrowed an additional $50.6 million in long-term debt in order to fund an aggregate of $50.0 million in accelerated contributions to our frozen U.S. defined benefit pension plan at the end of 2010 and beginning of 2011. We repaid a net of $8.8 million of short- and long-term borrowings and incurred $1.9 million of costs in connection with the sixth amendment to our Terminated Credit Agreement. Also in 2010, we used shares of our Class A common stock to settle $0.7 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

We maintain a committed $325.0 million revolving credit facility in order to meet seasonal working capital requirements and other financing needs that may arise. The Credit Facility expires on December 8, 2016. As a component of our Credit Facility we maintain a letter of credit facility to satisfy certain contractual obligations. Including $18.9 million and $20.3 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $95.0 million and $79.7 million at December 31, 2011 and 2010, respectively. Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $43.6 million and $31.2 million in 2011 and 2010, respectively. Our average month-end short-term debt obligations were $15.3 million and $19.9 million in 2011 and 2010, respectively. At December 31, 2011, the outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $1.8 million. We did not have any borrowings outstanding under any revolving credit facility as of December 31, 2010. Long-term borrowings outstanding, including current installments, totaled $212.4 million as of December 31, 2011, compared with $223.3 million at December 31, 2010. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions. During 2010 and 2011, we used $50.0 million of long-term borrowings to fund a portion of our obligations under our frozen U.S. defined benefit pension plan.

As disclosed in Note 4, “Short-Term and Long-Term Debt, Including Capital Leases,” to our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”). This ratio must not be greater than (i) for any fiscal quarter ending on or before December 31, 2012, 3.25 to 1.00, or (ii) for any fiscal quarter ending thereafter, 3.00 to 1.00. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income tax expense to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2011, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2012. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2012 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

Our compliance with the leverage ratio covenant is also sensitive to changes in our level of consolidated total funded debt, as defined in our Credit Facility. In addition to short- and long-term borrowings, capital leases, and bank overdrafts, among other things, consolidated total funded debt includes letters of credit, the need for which can fluctuate based on our business requirements. An increase in borrowings under our Credit Facility could negatively impact our leverage ratio, unless those increased borrowings are offset by a corresponding increase in our EBITDA. In addition, a reduction in EBITDA in the future could limit our ability to utilize available credit under the Credit Facility, which could negatively impact our ability to fund our current operations or make needed capital investments.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Contractual Obligations

As of December 31, 2011, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K)

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$50,346	$75,791	$46,299	$53,485	$225,921
Long-term debt, including current portions (Note 4)	—	—	211,130	—	211,130
Estimated derivative settlements (Note 5)	716	—	—	—	716
Capital lease obligations (Note 4)	410	638	215	—	1,263
Total, before interest payments	51,472	76,429	257,644	53,485	439,030
Estimated interest payments under Credit Facility	10,000	12,500	9,100	—	31,600
Total contractual obligations	$61,472	$88,929	$266,744	$53,485	$470,630

Approximately $19.3 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, “Commitments under Operating Leases” to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2011, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2011, we had approximately $1.8 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. However, it is reasonably possible that a reduction in a range of $250,000 to $950,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2011 were approximately $122.0 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor defined benefit pension plans in the U.S. and U.K. Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. defined benefit pension plan. The aggregate deficit in the funded status of all of our defined benefit pension plans totaled $137.7 million and $168.5 million at the end of 2011 and 2010, respectively. The 2011 decrease in the funding deficit of our defined benefit pension plans primarily resulted from additional contributions we made in 2011. During 2011, we made contributions of $20.0 million and $22.8 million to our U.S. and U.K. defined benefit pension plans, respectively. In 2010, we made contributions of $55.3 million and $6.5 million to our U.S. and U.K. defined benefit pension plans, respectively.

Our frozen U.S. defined benefit pension plan was underfunded by $130.9 million at December 31, 2011 based on an accumulated benefit obligation of $485.3 million. Based on current assumptions for the interest rate to discount plan liabilities of 4.92% for 2012 and gradually rising to 5.6% by 2017, and a cap of 7.25% for the expected long-term rate of return on the plan’s assets, we estimate that we will have to make the following annual minimum contributions over the next six years to our frozen U.S. defined benefit pension plan:

Year Funded	Estimated Minimum Funding Requirement
(In thousands)
2012	$13,800
2013	22,600
2014	29,900
2015	22,800
2016	18,500
2017	18,000

The estimated annual minimum contributions in the above table are sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan increased by 1.00%, representing an increase in the expected return, our estimated cumulative minimum funding requirements for 2012 — 2017 would decrease by approximately $7.8 million. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan decreased by 1.00%, representing a decrease in the expected return, our estimated cumulative minimum funding requirements for 2012 through 2017 would increase by approximately $7.6 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan increased by 1.00%, representing an increase in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2012 through 2017 would decrease by approximately $32.9 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan decreased by 1.00%, representing a decrease in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2012 through 2017 would increase by approximately $38.5 million.

Commercial Commitments

As a component of our Credit Agreement, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2011, the total issued, but undrawn, letters of credit totaled approximately $18.8 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$18,819	$—	$—	$—	$18,819

Off-Balance Sheet Arrangements

At December 31, 2011, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2011.

Income Taxes

Legislation enacted on November 6, 2009 contained a provision that allowed U.S. businesses with net operating losses (“NOLs”) in 2008 or 2009 to carry those losses back five years and obtain tax refunds. We filed a carryback claim for our 2008 U.S. NOL and received a $4.2 million tax refund in 2010. The 2008 carryback claim is currently under examination by the Internal Revenue Service. It is possible that cash outlays for income taxes may exceed income tax expense during the next three years as some deferred tax liabilities may enter into the determination of current taxable income.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes in our consolidated balance sheet as of December 31, 2011, compared with our consolidated balance sheet as of December 31, 2010, are as follows:

•
Unbilled revenues decreased by $15.4 million in 2011 compared with 2010, due to signficant special project revenues in our Legal Settlement Administration segment at the end of 2010 that were not outstanding at the end of 2011.

•
Noncurrent deferred income tax assets decreased approximately $7.5 million primarily due to changes in the valuation allowance related to tax credit carryforwards. Current deferred income tax liabilities decreased by $9.9 million primarily due to temporary differences in revenue recognition for book and tax purposes.

•	Accounts payable decreased approximately $11.7 million compared with 2010, due to the winding down of the special project in our Legal Settlement Administration segment.

•
Accrued compensation and related costs increased approximately $5.9 million due to increased expense accruals in 2011 under various performance-based incentive compensation plans as a result of growth in revenues and operating earnings.

•
Deferred revenues increased by $3.5 million. Substantially all of this increase is in our Broadspire segment due to additional deferred revenues generated by new cases in 2011, net of the completion of certain open cases assumed in the acquisition of BMSI.

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

Our fixed-fee service arrangements typically require us to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where we handle a claim on a non-lifetime basis, we typically receive an additional fee on each anniversary date that the claim remains open. For service arrangements where we provide services for the life of the claim, we are only paid one fee for the life of the claim, regardless of the ultimate duration of the claim. As a result, our deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the revenues are ultimately recognized in the near future and additional fees are generated for handling long-lived claims. Deferred revenues for lifetime claim handling are considered more sensitive to changes in claim closing rates since we are obligated to handle these claims to their ultimate conclusion with no additional fees received for long-lived claims.

Based upon our historical averages, we close approximately 99% of all cases referred to us under lifetime claim service arrangements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter we evaluate our historical case closing rates by type of claim and make adjustments as necessary. Any changes in estimates are recognized in the period in which they are determined.

As of December 31, 2011, deferred revenues related to lifetime claim handling arrangements approximated $50.0 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.6% to an increase of 1.1%, and has averaged a decrease of 0.7%. A 1% change is a reasonable likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.6 million, $1.7 million, and $1.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. If our average claim closing rates for lifetime claims increased by 1%, we would have recognized additional revenues of approximately $1.6 million, $1.6 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

As of December 31, 2011 and 2010, our allowance for doubtful accounts totaled $10.6 million and $10.5 million, respectively, or approximately 6.2% and 6.9%, respectively, of gross billed receivables. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.7 million in 2011, and $1.5 million in each of 2010 and 2009.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2011. As discussed below, in 2010 and 2009 we recognized pretax impairment charges totaling $10.8 million and $140.9 million, respectively, related primarily to goodwill impairment charges in our Broadspire reporting unit and segment.

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

Due to declines in then-current and forecasted operating results for our Broadspire reportable segment and reporting unit, the impact that declining U.S. employment levels had on Broadspire’s revenue, and the weakness in our stock prices at the time, we recorded a noncash goodwill and intangible asset impairment charge of $140.9 million in 2009 and an additional charge of $10.8 million in 2010. At the time the additional purchase price payments for BMSI were made in 2010, we concluded that the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the additional goodwill resulting from the additional purchase price payments was immediately expensed as additional goodwill impairment charges. The $140.3 million goodwill impairment charge in 2009 was not deductible for income tax purposes. Approximately $2.5 million of the 2010 charge was related to interest and was therefore deductible for income tax purposes. The other intangible asset portion of the 2009 charge relates to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit and was $600,000 of the total charge. These impairment charges are not reflected in Broadspire’s segment operating loss.

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

As a result of the continued weakness in the operating results for our Broadspire reportable segment, the indefinite-lived intangible asset consisting of the Broadspire trade name, with a carrying value of $29.1 million, is exposed to potential impairment. We updated our annual impairment test at December 31, 2011 and concluded that the indefinite-lived intangible asset consisting of the Broadspire trade name was not impaired.

The indefinite-lived intangible asset impairment test is similar to the goodwill impairment test as both involve estimating the fair value using an internally prepared discounted cash flow analysis. The fair value of the Broadspire trade name was established using the relief-from-royalty method. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate indicates the value of the trade name.

The key variables in estimating the value of the trade name include the discount rate, the royalty rate and the terminal growth rate. The discount rate utilized in estimating the fair value of the Broadspire trade name in 2011 was 11%, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows. The royalty rates were estimated to be 1.5% for use of the name within the U.S. and 2.0% for use outside of the U.S. The terminal growth rate used in the analysis was 2%.

The value of the Broadspire trade name is sensitive to changes in the assumptions used above. Revenue growth of less than 1.0%, or a decline in the U.S. royalty rate to 1.2%, in conjunction with an increase in the discount rate to 13.0% could potentially trigger an impairment. In addition, an increase to the discount rate above 14.5%, assuming no changes in the other key inputs, could potentially trigger an impairment. We will continue to monitor the value of the Broadspire trade name during 2012.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Our U.K. defined benefit pension plans were closed to new employees prior to October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, “Retirement Plans,” of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies contemplate the plans’ asset return requirements and risk tolerances changing over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves. In conjunction with our investment policies we have rebalanced the U.S. and U.K. plans' target allocation mix to reallocate from an equity-weighted to a fixed-income weighted investment strategy, as the plans' funded status has improved and as we have made cash contributions to the plan.

The rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liability at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which in recent years have experienced substantial volatility.

In addition to expense volatility, we are required to record mark-to-market adjustments to our balance sheet on an annual basis for the net funded status of our pension plans. These adjustments have fluctuated significantly over the past several years and, like our pension expense, are a result of the discount rate and value of our plan assets at each measurement date. The funded status of our plans also impacts our liquidity, as current funding laws in the U.S. require increasingly aggressive funding levels for our pension plans.

The major assumptions used in accounting for our defined benefit pension plans are the discount rate and the expected long-term return on plan assets. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2011, the discount rate used to compute the benefit obligations of the U.S. and U.K plans were 4.92% and 5.0%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2012 net periodic pension cost were lowered to 7.25% and 7.85% for the U.S. and U.K. plans, respectively.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2011, we recorded a decrease to equity through other comprehensive income ("OCI") of $2.5 million (net of tax) to reflect unrealized actuarial losses during 2011. At December 31, 2010, we recorded a decrease to equity through other comprehensive income ("OCI") of $0.7 million (net of tax) to reflect unrealized actuarial losses during 2010. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered.

Cumulative unrecognized actuarial losses for all plans were $272.5 million through December 31, 2011, compared with $267.3 million through December 31, 2010. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2012 includes $9.2 million of amortization of these actuarial losses versus $11.3 million in 2011, $10.8 million in 2010 and $7.3 million in 2009.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2011 consolidated pretax income would have been approximately $2.5 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2011 consolidated pretax income would have been approximately $832,000.

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

Our effective tax rate, defined as our provision for income taxes divided by income (loss) before income taxes, for financial reporting purposes in 2011, 2010, and 2009 was 21.8%, 25.2%, and (2.3)%, respectively. In 2010, $8.3 million of the $10.8 million goodwill impairment charges that we recorded was not deductible for income tax purposes. In 2009, $140.3 million of the $140.9 million goodwill and intangible asset impairment charges that we recorded was not deductible for income tax purposes. In determining the following sensitivity to changes in our effective tax rate, we added this amount to our pretax results. If our effective tax rate used for financial reporting purposes changed by 1%, we would have recognized an increase or decrease to income tax expense of approximately $584,000, $468,000, and $275,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Our effective tax rate for financial reporting purposes is expected to range between 29% and 31% in 2012.

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

As of December 31, 2011 and 2010, our estimated liabilities for self-insured risks totaled $28.9 million and $33.4 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 0.91% to determine the present value of our self-insured workers’ compensation liabilities as of December 31, 2011. If the average discount rate was reduced to 0% or increased by 1%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2011 would have been impacted by approximately $539,000, resulting in an increase or decrease to 2011 consolidated net income of approximately $335,000.

New Accounting Standards

See Note 1, “Significant Accounting and Reporting Policies,” of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations expose us to various market risks, primarily from changes in interest rates and foreign currency exchange rates. Our objective is to identify and understand these risks and implement strategies to manage them. When evaluating potential strategies, we evaluate the fundamentals of each market and the underlying accounting and business implications. To implement these strategies, we may enter into various hedging or similar transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take from time to time in the future to mitigate our exposure to these or other market risks. There can be no assurance that we will manage or continue to manage any risks in the future or that any of our efforts will be successful.

Derivative Instruments

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. From time to time, we use interest rate swap agreements to manage the variable interest rate characteristics on a portion of our outstanding debt. We evaluate our outstanding indebtedness, market conditions, and the covenants contained in our Credit Facility in order to determine our tolerance for potential increases in interest expense that could result from changes in variable interest rates. Our previous three-year interest rate swap agreement expired on May 31, 2010. In November 2009, we entered into a two-year forward-starting interest rate swap agreement that was effective beginning June 30, 2010. The swap effectively converted the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of our floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expires on September 30, 2012. As a result of entering the Credit Facility, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates and future changes to the fair value of this swap agreement will be recorded by the Company as an expense adjustment rather than a component of the Company's accumulated other comprehensive loss. Such amount was insignificant at December 31, 2011.

At December 31, 2011, the fair value of the interest rate swap was a liability of $667,000 and all of this amount is expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months. During 2011, 2010, and 2009 the amount reclassified into earnings as an adjustment to interest expense was $0.9 million, $2.4 million, and $4.4 million. respectively.

We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. We attempt to manage exposure to counterparty credit risk through requiring minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company believes there have been no material changes in the creditworthiness of the counterparty to the interest-rate swap agreements and believes the risk of nonperformance is minimal. For additional information regarding our interest rate swap, see Note 5, “Derivative Instruments,” to the audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange

Our international operations (including our operations in Canada and Latin America within the Americas segment, and our EMEA/AP segment) expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the Americas and EMEA/AP segments were 43,7%, 41.8%, and 40.4% of consolidated revenues before reimbursements for 2011, 2010, and 2009, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

In 2010, as part of a capitalization reorganization, our Canadian subsidiary repurchased some of its shares from us. The consideration included a Canadian dollar ("CAD") 35.3 million intercompany note. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD Cross Currency Basis Swap as an economic hedge to the CAD-denominated note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive interest payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025 and was a liability with a fair value of $49,000 at December 31, 2011. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap are recorded in the income statement over the life of the swap and will substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2011 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2011 by approximately $3.1 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rates

As described above, borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2011 and December 31, 2010, if market interest rates had increased or decreased an average of 100 basis points, after considering the effect of our interest rate swaps, our pretax interest expense would have changed by $1.3 million in each year. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans’ respective measurement dates, which are used to value these obligations under SFAS 87. If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $22.5 million at December 31, 2011. The impact of this change to 2011 consolidated pretax income would have been approximately $832,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,	2011	2010	2009
	(In thousands, except per share amounts)
Revenues from Services:
Revenues before reimbursements	$1,125,355	$1,030,417	$969,868
Reimbursements	86,007	80,384	78,334
Total Revenues	1,211,362	1,110,801	1,048,202
Costs and Expenses:
Costs of services provided, before reimbursements	831,922	758,863	713,991
Reimbursements	86,007	80,384	78,334
Total costs of services	917,929	839,247	792,325
Selling, general, and administrative expenses	221,470	202,626	209,458
Corporate interest expense, net of interest income of $1,020, $681, and $1,063, respectively	15,911	15,002	14,166
Goodwill and intangible asset impairment charges	—	10,788	140,945
Special charges and credits	(2,379)	4,650	4,059
Total Costs and Expenses	1,152,931	1,072,313	1,160,953
Income (Loss) Before Income Taxes	58,431	38,488	(112,751)
Provision for Income Taxes	12,739	9,712	2,618
Net Income (Loss)	45,692	28,776	(115,369)
Less: Net Income Attributable to Noncontrolling Interests	288	448	314
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$45,404	$28,328	$(115,683)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.86	$0.54	$(2.23)
Class B Common Stock	$0.84	$0.54	$(2.23)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.85	$0.53	$(2.23)
Class B Common Stock	$0.83	$0.53	$(2.23)

Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	28,820	27,967	27,133
Class B Common Stock	24,697	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	29,549	28,537	27,133
Class B Common Stock	24,697	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.10	$—	$—
Class B Common Stock	$0.08	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77,613	$93,540
Accounts receivable, less allowance for doubtful accounts of $10,615 and $10,516, respectively	161,543	142,521
Unbilled revenues, at estimated billable amounts	107,494	122,933
Prepaid expenses and other current assets	22,836	20,411
Total Current Assets	369,486	379,405
Property and Equipment:
Property and equipment	156,349	149,444
Less accumulated depreciation	(112,465)	(106,073)
Net Property and Equipment	43,884	43,371
Other Assets:
Goodwill	131,246	125,764
Intangible assets arising from business acquisitions, net	96,392	97,881
Capitalized software costs, net	60,332	55,204
Deferred income tax assets	84,454	91,930
Other noncurrent assets	25,864	27,119
Total Other Assets	398,288	397,898
TOTAL ASSETS	$811,658	$820,674

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
	(In thousands, except par value amounts)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$1,794	$—
Accounts payable	41,806	53,517
Accrued compensation and related costs	96,440	90,590
Self-insured risks	18,817	15,094
Income taxes payable	292	2,558
Deferred income taxes	7,287	17,146
Deferred rent	15,820	15,750
Other accrued liabilities	36,104	31,097
Deferred revenues	53,844	48,198
Mandatory Company contributions due to pension plan	13,800	20,000
Current installments of long-term debt and capital leases	410	2,891
Total Current Liabilities	286,414	296,841
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	211,983	220,437
Deferred revenues	27,856	30,048
Self-insured risks	10,114	18,274
Accrued pension liabilities, less current mandatory contributions	120,195	145,030
Other noncurrent liabilities	16,808	14,813
Total Noncurrent Liabilities	386,956	428,602
Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 29,086 and 28,002 shares issued and outstanding in 2011 and 2010, respectively	29,086	28,002
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,697 shares issued and outstanding in 2011 and 2010	24,697	24,697
Additional paid-in capital	33,969	32,348
Retained earnings	209,323	168,791
Accumulated other comprehensive loss	(163,603)	(164,322)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	133,472	89,516
Noncontrolling interests	4,816	5,715
Total Shareholders’ Investment	138,288	95,231
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$811,658	$820,674

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$45,692	$28,776	$(115,369)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,818	30,599	31,010
Goodwill and intangible asset impairment charges	—	10,788	140,945
Arbitration award	(6,992)	—	—
Write-off of deferred financing costs on previous term loan	3,415	—	—
Deferred income taxes	(2,058)	2,710	463
Stock-based compensation costs	3,756	3,651	5,510
(Gain) loss on disposals of property and equipment, net	(143)	449	117
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(13,594)	(372)	27,193
Unbilled revenues, net	18,099	(28,384)	12,481
Accrued or prepaid income taxes	284	963	(7,782)
Accounts payable and accrued liabilities	(6,383)	35,861	(16,749)
Deferred revenues	1,443	(8,830)	(15,827)
Accrued retirement costs	(36,633)	(47,844)	(7,844)
Prepaid expenses and other operating activities	(2,028)	(2,200)	(2,484)
Net cash provided by operating activities	36,676	26,167	51,664
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(14,221)	(13,473)	(9,886)
Proceeds from disposals of property and equipment	417	51	135
Capitalization of computer software costs	(15,677)	(14,306)	(14,823)
Additional purchase price consideration for previous acquisition	—	(14,803)	—
Cash received in arbitration settlement	4,913	—	—
Payments for business acquisitions, net of cash acquired	(10,365)	—	(6,260)
Other investing activities	—	—	(335)
Net cash used in investing activities	(34,933)	(42,531)	(31,169)
Cash Flows from Financing Activities:
Cash dividends paid	(4,872)	—	—
Shares used to settle withholding taxes under stock-based compensation plans	(1,653)	(703)	(1,903)
Proceeds from employee stock-based compensation plans	602	477	453
Increase in short-term borrowings	59,753	33,965	39,336
Payments on short-term borrowings	(55,951)	(33,960)	(57,622)
Proceeds from long-term borrowings	248,254	50,575	—
Payments on long-term debt and capital lease obligations	(260,004)	(8,760)	(2,400)
Capitalized loan costs	(3,702)	(1,856)	(4,145)
Dividends paid to noncontrolling interests	(391)	(218)	(274)
Net cash (used in) provided by financing activities	(17,964)	39,520	(26,555)
Effects of exchange rate changes on cash and cash equivalents	294	30	3,290
(Decrease) Increase in Cash and Cash Equivalents	(15,927)	23,186	(2,770)
Cash and Cash Equivalents at Beginning of Year	93,540	70,354	73,124
Cash and Cash Equivalents at End of Year	$77,613	$93,540	$70,354
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT,
NONCONTROLLING INTERESTS, AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss		Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Noncontrolling Interests
	(In thousands)
Balance at January 1, 2009	$26,523	$24,697	$26,342	$256,146	$(158,157)	$4,808	$180,359
Comprehensive loss:
Net (loss) income	—	—	—	(115,683)	—	314	(115,369)
Currency translation adjustments, net	—	—	—	—	17,344	(244)	17,100
Accrued retirement liabilities adjustment, net of $(8,682) tax	—	—	—	—	(26,521)	—	(26,521)
Interest-rate swaps, net of $1,147 tax	—	—	—	—	1,931	—	1,931
Total comprehensive loss							(122,859)
Stock-based compensation costs	—	—	5,510	—	—	—	5,510
Shares issued in connection with stock-based compensation plans, net	832	—	(2,282)	—	—	—	(1,450)
Dividends paid to noncontrolling interests	—	—	—	—	—	(274)	(274)
Balance at December 31, 2009	27,355	24,697	29,570	140,463	(165,403)	4,604	61,286
Comprehensive income:
Net income	—	—	—	28,328	—	448	28,776
Currency translation adjustments, net	—	—	—	—	1,307	287	1,594
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	594	594
Accrued retirement liabilities adjustment, net of $(1,019) tax	—	—	—	—	(709)	—	(709)
Interest-rate swaps, net of $105 tax	—	—	—	—	483	—	483
Total comprehensive income							30,738
Stock-based compensation costs	—	—	3,651	—	—	—	3,651
Shares issued in connection with stock-based compensation plans, net	647	—	(873)	—	—	—	(226)
Dividends paid to noncontrolling interests	—	—	—	—	—	(218)	(218)
Balance at December 31, 2010	28,002	24,697	32,348	168,791	(164,322)	5,715	95,231
Comprehensive income:
Net income	—	—	—	45,404	—	288	45,692
Currency translation adjustments, net	—	—	—	—	2,805	(796)	2,009
Accrued retirement liabilities adjustment, net of $(2,939) tax	—	—	—	—	(2,543)	—	(2,543)
Interest-rate swaps, net of $300 tax	—	—	—	—	457	—	457
Total comprehensive income							45,615
Cash dividends paid	—	—	—	(4,872)	—	—	(4,872)
Stock-based compensation costs	—	—	3,756	—	—	—	3,756
Shares issued in connection with stock-based compensation plans, net	1,084	—	(2,135)	—	—	—	(1,051)
Dividends paid to noncontrolling interests	—	—	—	—	—	(391)	(391)
Balance at December 31, 2011	$29,086	$24,697	$33,969	$209,323	$(163,603)	$4,816	$138,288

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations and Industry Concentration

Based in Atlanta, Georgia, Crawford & Company (the "Company") is the world’s largest independent provider of claims management solutions to the risk management and insurance industry as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims SolutionsSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2011, 2010, and 2009 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2011 and 2010, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2011, 2010 and 2009, respectively.

The Company uses the purchase method of accounting for all acquisitions where the Company is required to consolidate the acquired entity into the Company’s financial statements. Results of operations of acquired businesses are included in the Company’s consolidated results from the acquisition date.

For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2011 and 2010, the liabilities of this deferred compensation plan were $9,835,000 and $9,503,000, respectively, which represent an obligation of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,446,000 and $14,022,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, respectively.

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

Prior Year Reclassifications
Our four operating segments represent components of our Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. In the first quarter of 2011, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former International Operations segment to the newly-created Americas segment. In addition, the operations of the Company's former U.S. Property & Casualty segment are now also included in the Americas segment. The results of the former U.S. Property & Casualty segment are no longer reported separately. Americas serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. The remaining operations of the former International Operations segment are now called the “Europe, Middle East, Africa, Asia-Pacific” or “EMEA/AP” segment. EMEA/AP continues to include all operations in the United Kingdom ("U.K."), continental Europe, the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). The results of the former International Operations segment are no longer reported separately. EMEA/AP serves the property and casualty insurance company markets in Europe, including the U.K., the Middle East, Africa, and Asia-Pacific. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.

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

 Both the Americas segment and the EMEA/AP segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies. The Company’s Broadspire segment earns revenues by providing field investigation and claims evaluation of workers’ compensation and liability claims, initial loss reporting services for its clients' claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Legal Settlement Administration segment earns revenues by providing administration services related to settlements of securities cases, product liability cases, Chapter 11 bankruptcy noticing and distribution, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

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

In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by the Company’s clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company’s consolidated results of operations. The amounts of reimbursed expenses and related revenues from reimbursements offset each other in the Company’s consolidated statements of operations with no impact to its net income (loss).

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2011, cash and cash equivalents included time deposits of approximately $1,698,000 that were in financial institutions outside the U.S.

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

 The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(In thousands)
Allowance for doubtful accounts, January 1	$10,516	$11,983	$12,341
Add/ (Deduct):
Provision (credit) to bad debt expense	2,384	2,288	(189)
Write-offs, net of recoveries	(2,539)	(3,648)	(701)
Currency translation and other changes	169	(107)	532
Adjustments for acquired businesses	85	—	—
Allowance for doubtful accounts, December 31	$10,615	$10,516	$11,983

For the years ended December 31, 2011, 2010, and 2009, the Company’s adjustments to revenues associated with client invoice adjustments totaled $3,124,000, $2,669,000, and $3,151,000, respectively.

Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

 Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in business combinations. Indefinite-lived intangible assets consist of trade names associated with acquired businesses. Other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually.

 Subsequent to a business acquisition in which goodwill was recorded as an asset, post-acquisition accounting requires that goodwill be tested to determine whether there has been an impairment loss. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2011.

Goodwill impairment testing is a two-step process performed on a reporting unit basis. In step 1 of the testing process, the fair value of each reporting unit is determined and compared with its book value. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed impaired. If the book value of the reporting unit exceeds its fair value, the testing proceeds to step 2. In step 2, the reporting unit’s fair value is allocated to its assets and liabilities following acquisition accounting procedures to determine the implied fair value of goodwill. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the book values of other assets or liabilities. There is an impairment if (and to the extent) the carrying value of goodwill exceeds its implied fair value. An impairment loss reduces the recorded goodwill and cannot subsequently be reversed.

 For step 1 of goodwill impairment testing, the carrying value of each of the Company’s reporting units is compared with the estimated fair value of the reporting unit as determined utilizing an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The discount rate used reflects the Company’s assessment of a market participant’s view of the risks associated with the projected cash flows. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

 For impairment testing of indefinite-lived intangible assets, the carrying value is compared with the fair value, which represents the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset over its estimated remaining useful life. Long-lived assets are tested at the asset or asset group level that is determined to be the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment, including assets under capital leases, consisted of the following at December 31, 2011 and 2010:

December 31,	2011	2010
	(In thousands)
Land	$598	$626
Buildings and improvements	30,027	29,312
Furniture and fixtures	55,699	54,252
Data processing equipment	66,813	61,930
Automobiles and other	3,212	3,324
Total property and equipment	156,349	149,444
Less accumulated depreciation	(112,465)	(106,073)
Net property and equipment	$43,884	$43,371

Additions to property and equipment under capital leases totaled $808,000, $545,000, and $81,000 for 2011, 2010, and 2009, respectively. Additions to property and equipment that were funded directly by lessors totaled $0, $875,000 and $100,000 for 2011, 2010, and 2009 respectively.

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

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $15,233,000, $14,741,000, and $14,433,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has future economic benefits. Certain internal and external costs incurred during the application stage of development are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consists of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. At least annually, the Company evaluates capitalized software for impairment. Amortization expense for capitalized software was $9,667,000, $9,424,000, and $10,144,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Self-Insured Risks

The Company self-insures certain insurable risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2011 and 2010, accrued liabilities for self-insured risks totaled $28,931,000 and $33,368,000, respectively, including current liabilities of $18,817,000 and $15,094,000, respectively.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to revenue recognition, accrued compensation, pension plans, self-insurance, and depreciation and amortization.

For financial reporting purposes, the provision for income taxes is the sum of income taxes both currently payable and payable on a deferred basis. Currently payable or receivable income taxes represent the liability or assets, respectively, related to the income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred income tax assets or liabilities as reported on the Company’s Consolidated Balance Sheets that are not related to balances in Accumulated Other Comprehensive Loss. The changes in deferred income tax assets and liabilities are determined based upon changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the enacted statutory tax rates in effect for the year in which the Company estimates these differences will reverse. The Company must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets.

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the jurisdictions in which the Company operates, the ability of the Company to utilize net operating loss and tax credit carryforwards, and the Company’s accounting for any uncertain tax positions. See Note 7, “Income Taxes.”

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

Foreign Currency

Foreign currency transactions for the year ended December 31, 2011 resulted in a loss of $1,318,000. Foreign currency transactions for the years ended December 31, 2010 and 2009 resulted in net gains of $746,000 and $2,011,000, respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments are included in comprehensive income (loss) in the Company’s Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss), and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translations, the effective portions of the Company’s interest rate hedges, and accrued pension and retiree medical liability adjustments. The Company reports comprehensive income (loss), net of income taxes, in the Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss). Ending accumulated balances for each item in "Accumulated other comprehensive loss" included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss) were as follows:

December 31,	2011	2010	2009
	(In thousands)
Adjustments to retirement liabilities	$(270,648)	$(265,166)	$(263,438)
Tax benefit on retirement liabilities adjustments	96,983	94,044	93,025
Adjustments to retirement liabilities, net of tax	(173,665)	(171,122)	(170,413)
Effective portions of interest rate swaps, net of tax	(414)	(871)	(1,354)
Foreign currency translation adjustments	10,476	7,671	6,364
Total accumulated other comprehensive loss	$(163,603)	$(164,322)	$(165,403)

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $4,228,000, $3,980,000, and $3,121,000, respectively, for the years ended December 31, 2011, 2010, and 2009.

Adoption of New Accounting Standards

Fair Value Disclosures

On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers of assets measured under Levels 1 and 2 of the fair value hierarchy into and out of such levels and separate disclosures about purchases, sales, issuances, and settlements relating to assets measured using Level 3 within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the activity of purchases, sales, issuance, and settlements, if any, within Level 3, which were effective for the Company beginning January 1, 2011.

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

Goodwill

On September 15, 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment." ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment is effective for the Company beginning January 1, 2012, with early adoption permitted. The Company adopted ASU 2011-08 for its 2011 goodwill impairment test.

Variable Interest Entities

On January 1, 2010, the Company adopted ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended ASC 810, "Consolidations," and other related guidance. ASU 2009-17 made certain changes to the guidance used to determine when an entity should consolidate a variable interest entity in its consolidated financial statements. Based on the status of the entities that are evaluated for consolidation in the Company's consolidated financial statements, the adoption of ASU 2009-17 did not impact the Company’s results of operations, financial condition, or cash flows.

Pending Adoption of New Accounting Standards

Fair Value Measurement

On May 12, 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amends ASC 820, "Fair Value Measurement" to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for the Company beginning January 1, 2012, and are required to be applied prospectively, with early adoption not permitted.

Since ASU 2011-04 is a disclosure-only standard, its adoption will not affect the Company's results of operations, financial condition, or cash flows.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which amends ASC 220, "Comprehensive Income," requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in shareholders' equity has been eliminated. The new requirements will not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation will not change and will continue to be based on net income. As a result, the presentation of other comprehensive income will be broadly aligned with IFRS. The amendment will be effective for the Company beginning January 1, 2012, and is required to be applied retrospectively, with early adoption permitted. The Company is adopting ASU 2011-05 effective January 1, 2012, using two separate statements of net income and other comprehensive income.

2.	Acquisitions and Dispositions of Businesses

Although none of the acquisitions in 2011 was individually material, we believe the summaries below are helpful in understanding the impact on goodwill and intangible assets in Note 3, "Goodwill and Intangible Assets."

In December 2010, we acquired certain assets and liabilities of Crawford & Company (Tasmania) Unit Trust ("Tasmania"). The Tasmania trading name was previously used by the Company under a license agreement, but we had no previous ownership interest. The purchase price was $1,462,000, less $237,000 cash acquired. Net assets acquired totaled $323,000, and the remainder of the purchase price was allocated $589,000 to customer relationship intangibles and $550,000 to goodwill.

In February 2011, we acquired the capital stock of Studio Bolton & Associati S.r.l. ("Bolton"), a leading specialist liability adjusting company with branches in Rome and Milan. The purchase price was $7,836,000, less $3,788,000 cash acquired. Net assets acquired totaled $6,606,000, and the remainder of the purchase price was allocated $1,045,000 to customer relationship intangibles and $185,000 to goodwill.

In March 2011, the Company acquired certain assets from ClaimHub, Inc. for $1,600,000. The assets included the ClaimHub software already used by the Company in its vehicle services product line, including any intellectual property associated with the software. The net liabilities assumed totaled $213,000, and $1,813,000 was recorded as technology intangibles.

In October 2011, the Company's Garden City Group subsidiary acquired the capital stock of Settlement Services, Inc. ("SSI") for $3,600,000 cash, less $100,000 cash acquired. In connection therewith, the former owner became an employee of the Company and the Company entered into an earnout agreement with the former owner that may require the Company to pay up to an additional $2,000,000 in acquisition consideration, based on a multiple of excess EBITDA achieved by SSI for 2012 and 2013. Net assets acquired totaled $302,000, and the remainder of the purchase price was allocated $1,730,000 to customer relationship intangibles, $200,000 to trade name intangibles with a finite life of three years, and $3,368,000 to goodwill.

Acquisitions and dispositions made by the Company in 2010 and 2009 were not material.

3.	Goodwill and Intangible Assets

The goodwill recognized, fair values of assets acquired, liabilities assumed, and the net cash paid in 2011 and 2010 related to acquired businesses, including adjustments for prior acquisitions, were as follows:

Year Ended December 31,	2011	2010
	(In thousands)
Goodwill acquired
In current year acquisitions:
EMEA/AP segment	$736	$718
Legal Settlement Administration segment	3,368	—
Adjustments for prior years’ acquisitions:
Broadspire segment	—	10,788
Total goodwill	$4,104	$11,506
Intangible assets acquired in current year acquisitions	$5,377	$—
Fair values of tangible assets acquired	$9,861	$890
Fair values of liabilities assumed	$2,843	$(288)
Earnout payment in accrued liabilities	$2,000	$600
Earnout payment paid from accrued liabilities	$(200)	$791
Cash paid, net of cash acquired	$10,365	$14,803

The 2010 adjustment for prior years' acquisitions is comprised of $14,803,000 paid as additional purchase price consideration for the purchase of Broadspire Management Services, Inc. ("BMSI"), less $4,015,000 recorded as a reduction to an estimated tax payable accrued as part of the BMSI acquisition. See "Goodwill Impairment Charge" below for further discussion.

In October 2010, the Company obtained control of Claim Consulting - a Crawford Company Sp. z.o.o. ("Claim Consulting"), a company organized in Poland. The Company had acquired a noncontrolling interest in Claim Consulting in 2008. The Company began consolidating Claim Consulting from the date control was obtained. Obtaining control of Claim Consulting resulted in the recognition of $718,000 of additional goodwill, $890,000 of tangible assets, $288,000 of assumed liabilities, and a $594,000 increase in noncontrolling interests.

Goodwill Impairment Charge

On October 31, 2006, the Company completed its acquisition of BMSI from Platinum Equity, LLC ("Platinum") in an agreement referred to as the "Stock Purchase Agreement." The Company and Platinum were engaged in an arbitration regarding the application of the purchase price mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Any amounts payable resulting from the Accounting Arbitration were considered to be adjustments to the purchase price and would accrue interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith, and the Company made a payment of $6,099,000 plus interest, for a total payment of $7,303,000 to Platinum. In addition, on October 27, 2010, the independent arbitrator issued a final decision and determination and required the Company to pay an additional $6,218,000 to Platinum. Interest of $1,282,000 was accrued in "Other accrued liabilities" but payment of interest was pending resolution of the a legal arbitration (discussed further in Note 15, "Special Charges and Credits"). Only the interest amounts of $2,486,000 were deductible for income tax purposes. Also, during 2010, we recorded a $4,015,000 reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010, as such amount was not material for prior year restatement.

The $10,788,000 net impairment charge is not reflected in Broadspire segment operating loss in any period. This net impairment charge did not affect the Company’s liquidity and had no effect on the Company’s compliance with the financial covenants under its credit agreement in any period. As discussed below, all of the Broadspire segment goodwill was impaired in 2009 and the fair value of the segment did not support additional goodwill at the time these payments and adjustments were made.

In 2009, the Company recorded a noncash impairment charge of $140.9 million due to declines in then-current and forecasted operating results for the Company’s Broadspire segment and reporting unit, the impact that declining U.S. employment levels had on Broadspire’s revenue, and the weakness in the Company’s stock prices. This impairment charge was not deductible for income tax purposes and was not reflected in Broadspire’s segment operating loss in any period. This impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement in any period.

The first step of the goodwill impairment testing and measurement process involved estimating the fair value of the Broadspire segment using an internally prepared discounted cash flow analysis. The discount rate utilized in 2009 to estimate the fair value of Broadspire was 14%, reflecting the Company’s assessment of a market participant’s view of the risks associated with Broadspire projected cash flows. The terminal growth rate used in the 2009 analysis was 3%. The results of step 1 of the process indicated potential impairment of the goodwill because the carrying value of Broadspire exceeded its estimated fair value. As a result, the Company then performed step 2 of the process to quantify the amount of the goodwill impairment. In this step, the estimated fair value of Broadspire was allocated among its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in the accounting for a business combination. The allocation process was performed only for purposes of measuring the goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, no impairment charge or carrying value adjustments were made to the basis of any tangible asset or liability as a result of this process. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates, the Company’s stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as the Company’s operating and cash flow projections).

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010:

	Americas	Broadspire	Legal Settlement Administration	EMEA/AP	Total
	(In thousands)
Balance at December 31, 2009:
Goodwill	$42,422	$140,345	$16,236	$64,511	$263,514
Accumulated Impairment Losses	—	(140,345)	—	—	(140,345)
Net Goodwill	42,422	—	16,236	64,511	123,169
2010 Activity:
Goodwill of acquired businesses	—	10,788	—	718	11,506
Goodwill of disposed business	—	—	—	(282)	(282)
Foreign currency effects	1,250	—	—	909	2,159
Impairment	—	(10,788)	—	—	(10,788)
Balance at December 31, 2010:
Goodwill	43,672	151,133	16,236	65,856	276,897
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,672	—	16,236	65,856	125,764
2011 Activity:
Goodwill of acquired businesses	—	—	3,367	736	4,103
Foreign currency effects	(561)	—	—	1,940	1,379
Balance at December 31, 2011:
Goodwill	43,111	151,133	19,603	68,532	282,379
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	$43,111	$—	$19,603	$68,532	$131,246

The following is a summary of intangible assets at December 31, 2011 and 2010:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
Intangible assets subject to amortization:
December 31, 2011:
Customer Relationships	$92,791	$(31,172)	$—	$61,619	8.7 years
Technology-Based	5,913	(2,540)	—	3,373	4.2 years
Trade name	200	(17)	—	183	2.8 years
Total	$98,904	$(33,729)	$—	$65,175	8.2 years
December 31, 2010:
Customer Relationships	$89,387	$(25,003)	$—	$64,384	10.7 years
Technology-Based	4,100	(1,799)	—	2,301	5.2 years
Total	$93,487	$(26,802)	$—	$66,685	10.4 years

Intangible assets not subject to amortization:
December 31, 2011:
Trade names	$31,817	—	$(600)	$31,217
December 31, 2010:
Trade names	$31,796	—	$(600)	$31,196

In connection with the Broadspire goodwill impairment noted above, the Company also recorded a noncash intangible asset impairment charge of $600,000 during 2009. This intangible asset related to the value of a trade name indefinite-lived intangible asset used in a small portion of the Broadspire reporting unit. This impairment charge was not reflected in Broadspire’s segment operating loss in any period.

Amortization of intangible assets was $6,918,000, $6,434,000, and $6,433,000 for the years ended December 31, 2011, 2010, and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, amortization expense for customer-relationship and finite-lived trade name intangible assets in the amounts of $6,177,000, $5,995,000, and $5,994,000, respectively, were excluded from operating earnings (see Note 12, “Segment and Geographic Information”). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 5 to 15 years. At December 31, 2011, annual estimated aggregate amortization expense for intangible assets subject to amortization is $7,175,000 for 2012; $7,150,000 for 2013; $7,133,000 for 2014; $7,083,000 for 2015 and $6,689,000 for 2016.

4.	Short-Term and Long-Term Debt, Including Capital Leases

On December 8, 2011, the Company entered into a senior secured credit agreement (the "Credit Facility") with Crawford & Company Risk Services Investments Limited, a limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of the Company (the "UK Borrower"), Crawford & Company (Canada) Inc., a corporation incorporated under the laws of Canada and a wholly-owned subsidiary of the Company (the "Canadian Borrower"), and Crawford & Company (Australia) Pty. Ltd., a proprietary limited company organized in Australia and a wholly-owned subsidiary of the Company (the "Australian Borrower" and, together with the UK Borrower and the Canadian Borrower, the "Foreign Borrowers"), as borrowers (the Foreign Borrowers together with the Company, the "Borrowers"), the lenders party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Australian Security Trustee, and UK Security Trustee for the lenders, Bank of America, N.A., as Syndication Agent, RBS Citizens, N.A., as Documentation Agent, and Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners.

The Credit Facility consists of a $325.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower and $15.0 million for borrowings by the Australian Borrower. Subject to satisfaction of certain conditions precedent, the Credit Facility provides that the Borrowers have the option, exercisable from time to time and subject to the receipt of additional commitments from existing or new lenders, to increase the revolving loan commitments under the Credit Facility by up to $100.0 million. The Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on December 8, 2016.

At the closing of the Credit Facility, the Company borrowed $248.3 million in long-term debt under the Credit Facility, consisting of approximately $237.0 million in the U.S. and $11.3 million in Australia. These borrowings were used to, among other things, repay amounts outstanding under the Company's then-existing credit agreement, which was then terminated (the "Terminated Credit Agreement"). Additionally, letters of credit in an aggregate face amount of $18.1 million under the Terminated Credit Agreement were deemed issued and outstanding under the Credit Facility. Borrowings and letter of credit obligations incurred under the Credit Facility may be used for working capital and general corporate purposes.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined in the Credit Facility), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.75% to 2.50% and for Base Rate loans ranges from 0.75% to 1.50%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one month interest period plus 1.0%.

The Company had entered into the Terminated Credit Agreement on October 31, 2006. This agreement was amended six times. All amendments to the Company’s Terminated Credit Agreement were accounted for as modifications of existing debt. The Terminated Credit Agreement provided for a maximum borrowing capacity of $360,000,000, comprised of (i) an initial term loan facility (the “term loan”) with an original principal amount of $210.0 million, (ii) a term loan in December 2010 with an original principal amount of $50.0 million and (iii) a revolving credit facility in the principal amount of $100.0 million with a swingline subfacility, a letter of credit subfacility, and a foreign currency sublimit.

At December 31, 2011, a total of $211,130,000 was outstanding under the Credit Facility, and at December 31, 2010, $222,575,000 was outstanding under the Terminated Credit Agreement. In addition, undrawn commitments under letters of credit totaling $18,819,000 and $20,319,000 were outstanding at December 31, 2011 and 2010, respectively, under the letters of credit subfacility of the applicable agreements. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the unused balance of the revolving credit portion of the applicable agreement totaled $95,051,000 and $79,681,000 at December 31, 2011 and 2010, respectively.

Short-term borrowings totaled $1,794,000 and $0 at December 31, 2011 and 2010, respectively.

Long-term debt consisted of the following at December 31, 2011 and 2010:

December 31,	2011	2010
	(In thousands)
Term loan facility, principal of $650 and interest payable quarterly, under Terminated Credit Agreement	$—	$222,575
Revolving Credit Facility	211,130	—
Capital lease obligations	1,263	753
Total long-term debt and capital leases	212,393	223,328
Less: current installments	(410)	(2,891)
Total long-term debt and capital leases, less current installments	$211,983	$220,437

The Company’s capital leases are primarily comprised of leased automobiles and equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s interest rate hedge and amortization of capitalized loan origination costs, on the Company’s short-term and long-term borrowings was $16,931,000, $15,683,000, and $15,229,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Interest paid on the Company’s short-term and long-term borrowings was $14,117,000, $14,193,000, and $14,339,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2010, no borrowings were outstanding under the Terminated Credit Agreement's revolving credit facility (other than undrawn letters of credit). The term loan had a variable interest rate based on LIBOR (with a 2.0% floor).

Scheduled principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2011 are as follows:

	Long-term Debt	Capital Lease Obligations	Total
	(In thousands)
2012	$—	$410	$410
2013	—	347	347
2014	—	291	291
2015	—	189	189
2016	211,130	25	211,155

In 2011, the term loan under the Terminated Credit Agreement required minimum principal repayments of $650,000 at the end of each calendar quarter. Interest was payable quarterly on the term loan. For the Terminated Credit Agreement's revolving credit facility, interest was payable at least quarterly. During 2011, the Company made three required quarterly repayments of $650,000 on the term loan, plus a voluntary additional payment of $2,000,000 prior to the termination thereof. During 2010, the Company made required quarterly repayments of $525,000 on the term loan, plus a required excess cash flow payment of $5,875,000, related to results for the year ended December 31, 2009. The Company did not make any excess cash flow payments in 2011.

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio (each as defined below). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

The obligations of the Borrowers under the Credit Facility are guaranteed by each existing domestic subsidiary of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each a "Disregarded Foreign Entity"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Foreign Borrowers are also guaranteed by the Company. In addition, the Borrowers' obligations under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and the Guarantors, including, without limitation, intellectual property, 100% of the capital stock of the Company's and the Guarantors' present and future domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock issued by any present and future first-tier material foreign subsidiary of the Company or any Guarantor. In addition, the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

Under the Credit Facility, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”) minus (B) aggregate income tax expense to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Under the Credit Facility, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than (i) for any fiscal quarter ending on or before December 31, 2012, 3.25 to 1.00, or (ii) for any fiscal quarter ending thereafter, 3.00 to 1.00.

At December 31, 2011, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. In such an event, the Company would need to obtain a waiver of the default or repay the outstanding indebtedness under the Credit Facility. If the Company could not obtain a waiver on satisfactory terms, it could be required to renegotiate the Credit Facility, or obtain other financing in order to repay all amounts due thereunder. Any such renegotiations, if successful, or any other financing, if completed, could result in less favorable terms, including higher interest rates, accelerated payments, and fees. No assurance can be provided that any necessary renegotiations or other financing arrangements could be completed in a timely manner, or at all.

5.	Derivative Instruments

The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements from time to time. The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate debt. Pay-fixed swaps effectively convert floating rate debt to fixed-rate debt. The Company reports the effective portion of the change in fair value of any derivative instrument as a component of its accumulated other comprehensive loss and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive loss and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or noncurrent other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting counterparties only if they meet certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of its counterparties believes the risk of nonperformance by such parties is minimal.

In May 2007, the Company entered into a three-year interest rate swap agreement that effectively converted the LIBOR-based portion of the interest rate under the Company’s Terminated Credit Agreement for a portion of its floating-rate debt to a fixed rate of 5.25%. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced over its three-year term. The swap agreement expired May 31, 2010.

In connection with a 2009 amendment to the Company’s Terminated Credit Agreement, that interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Accordingly, future changes in the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than a component of the Company’s accumulated other comprehensive loss. The pretax amount in accumulated other comprehensive loss at the time the hedge was discontinued was $2,652,000 and was $1,593,000 at December 31, 2009. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. As of December 31, 2010, all amounts had been reclassified from accumulated other comprehensive loss into earnings and the associated liability was reduced to zero upon expiration and settlement of the swap agreement.

In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. The swap effectively converted the LIBOR-based portion of the interest rate on an initial notional amount of $90,000,000 of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced to $85,000,000 on March 31, 2011. As a result of entering the Credit Facility discussed in Note 4, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Future changes to the fair value of this swap agreement are recorded by the Company as an expense adjustment rather than a component of the Company's accumulated other comprehensive loss. Such amount was insignificant at December 31, 2011. Because it is still probable that the forecasted transactions that were hedged will occur, the amount in accumulated other comprehensive loss related to the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur. At December 31, 2011, the fair value of the interest rate swap was a liability of $667,000, with the entire amount expected to be reclassified from accumulated other comprehensive loss into earnings during the next 12 months.

The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the table below:

	Loss Recognized in Other Comprehensive Loss (“OCL”) on Derivative — Effective Portion		Loss Reclassified from Accumulated OCL into Income — Effective Portion(1)
Year Ended December 31,	2011	2010	2011	2010
	(In thousands)
Cash Flow Hedging Relationship:
Interest rate hedge	$178	$1,826	$842	$821
Interest Rate Swap Discontinued as a Cash Flow Hedge	$—	$—	$74	$1,593
______________________

(1)	The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate interest expense, net" on the Company’s Consolidated Statements of Operations.

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the years ended December 31, 2011, 2010 or 2009.

The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedges for the years ended December 31, 2011 and 2010 were as follows:

Year Ended December 31,	2011	2010
	(In thousands)
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(871)	$(1,354)
Loss reclassified into income, net of tax	568	1,555
Loss recognized during period, net of tax	(111)	(1,072)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(414)	$(871)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, General and Administrative Expenses" in the Company’s Consolidated Statements of Operations over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. Changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At December 31, 2011, the fair value of the cross currency basis swap was a net liability of $49,000, with $243,000 included in "Other Accrued Liabilities" and $194,000 included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.

The Company’s swap agreements contain a provision providing that if the Company is in default under its Credit Facility (see Note 4, "Short-Term and Long-Term Debt, Including Capital Leases"), the Company may also be deemed to be in default under its swap agreements. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At December 31, 2011, no such default existed, and the Company had no assets posted as collateral under its swap agreements.

6.    Commitments Under Operating Leases

The Company and its subsidiaries lease certain office space, computer equipment, and automobiles under operating leases. For office leases that contain scheduled rent increases or rent concessions, the Company recognizes monthly rent expense based on a calculated average monthly rent amount that considers the rent increases and rent concessions over the life of the lease term. Leasehold improvements of a capital nature that are made to leased office space under operating leases are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. License and maintenance costs related to leased vehicles are paid by the Company. Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Office space	$44,968	$42,661	$44,069
Automobiles	8,708	7,820	7,978
Computers and equipment	542	667	728
Total operating leases	$54,218	$51,148	$52,775

At December 31, 2011, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2012	$50,346
2013	42,726
2014	33,065
2015	25,101
2016	21,198
2017 and Thereafter	53,486

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

On March 16, 2010, the Company entered into an 11-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its corporate headquarters. The lease commenced on January 1, 2011 and was amended in January 2011 to include a total of approximately 88,000 square feet. Included in the future minimum lease payments noted above are total lease payments of $14,271,000 related to the amended lease. Additionally, the Company is responsible for certain real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease agreement for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for our Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Included in the future minimum lease payments noted above are total lease payments of $10,555,000 related to this lease. Additionally, the Company is responsible for certain real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $24,129,000 related to this lease. Additionally, the Company is responsible for certain property operating expenses, which are excluded from the table above. Leasehold improvements totaling $4,921,000 were funded by the lessor.

Included in the acquired commitments of BMSI was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments of $43,135,000 related to this Plantation, Florida lease. A majority of this office space was subleased at December 31, 2011. Under executed sublease arrangements at December 31, 2011 between the Company and sublessors, as described below, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2012	$3,240
2013	3,299
2014	1,896
2015	1,448
2016	1,480
2017-2021	7,917
Total minimum sublease payments to be received	$19,280

One of the Plantation, Florida sublease agreements is for an entire building and expires in March 2014. At expiration, this sublessor has the option to renew this sublease agreement through December 2021.

In 2009 and 2010, the Company entered into separate sublease agreements with another sublessor to sublease three of the four floors of our other leased building in Plantation, Florida. The subleases are for the remaining term of the Company’s lease on this building (expiring December 2021). The Company recognized pretax losses of $2,663,000 and $1,810,000 on these subleases, which are included in "Special charges and credits" in the Company's Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

7.    Income Taxes

Income (loss) before income taxes consisted of the following:

Year Ended December 31,	2011	2010	2009
	(In thousands)
U.S.	$26,331	$12,018	$(146,898)
Foreign	32,100	26,470	34,147
Income (loss) before income taxes	$58,431	$38,488	$(112,751)

The provision for income taxes consisted of the following:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Current:
U.S. federal and state	$4,218	$1,748	$(4,769)
Foreign	10,579	5,254	6,924
Deferred:
U.S. federal and state	(796)	1,689	(823)
Foreign	(1,262)	1,021	1,286
Provision for income taxes	$12,739	$9,712	$2,618

Net cash payments for income taxes were $14,243,000, $6,173,000, and $10,301,000 in 2011, 2010, and 2009, respectively.

The provision for income taxes is reconciled to the federal statutory rate of 35% as follows:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Federal income taxes at statutory rate	$20,451	$13,471	$(39,642)
State income taxes, net of federal benefit	910	186	562
Foreign taxes	(2,340)	(4,873)	(4,400)
Change in valuation allowance	(4,144)	210	358
Credits	(2,402)	(2,577)	(4,074)
Nondeductible meals and entertainment	1,039	716	954
Goodwill & intangible asset impairments	—	2,906	49,191
Other	(775)	(327)	(331)
Provision for income taxes	$12,739	$9,712	$2,618

The Company does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. At December 31, 2011, such undistributed earnings totaled $99,531,000. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Accrued compensation	$10,521	$11,360
Accrued pension liabilities	97,694	94,755
Self-insured risks	11,446	13,215
Deferred revenues	13,718	14,611
Tax credit carryforwards	56,959	54,166
Net operating loss carryforwards	13,249	19,913
Gross deferred income tax assets	203,587	208,020
Accounts receivable allowance	2,620	4,874
Prepaid pension cost	37,117	31,162
Unbilled revenues	16,521	24,383
Depreciation and amortization	61,705	59,986
Tax accruals and reserves	1,772	2,165
Other post-retirement benefits	713	798
Other	1,513	1,581
Gross deferred income tax liabilities	121,961	124,949
Net deferred income tax assets before valuation allowance	81,626	83,071
Valuation allowance	(4,459)	(8,287)
Net deferred income tax assets	$77,167	$74,784
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in deferred income tax liabilities	$18,042	$16,858
Current deferred income tax liabilities included in deferred income tax liabilities	(25,329)	(34,004)
Long-term deferred income tax assets included in deferred income tax assets	199,020	197,034
Long-term deferred income tax liabilities included in deferred income tax assets	(114,566)	(105,104)
Net deferred income tax assets	$77,167	$74,784

At December 31, 2011, the Company had deferred tax assets related to net operating loss carryforwards of $13,249,000. An estimated $5,703,000 of the deferred tax assets will not expire, and $7,546,000 will expire over the next 20 years if not utilized by the Company. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized. At December 31, 2011, the Company has a $4,459,000 valuation allowance related to certain net operating loss carryforwards generated in its international operations. The remaining net operating loss deferred tax asset of $8,790,000 is expected to be fully utilized by the Company.

Changes in our deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of our deferred tax asset valuation allowances is as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$8,287	$7,434	$7,079
Decrease in valuation allowance for foreign tax credit carryforwards	(5,462)	—	—
Other changes	1,634	853	355
Balance, end of year	$4,459	$8,287	$7,434

In 2011, the Company's projections of U.S. taxable income indicated that all foreign tax credit carryforwards should be utilized prior to their expiration period. Accordingly, the Company recorded a tax benefit of $5,462,000 ($0.10 per diluted CRDB share) for the reduction in the valuation allowance on such foreign tax credit carryforwards. Other changes to the valuation allowance for the years ended December 31, 2011, 2010, and 2009 were primarily due to losses in our international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at January 1, 2009	$3,353
Additions based on tax provisions related to the current year	634
Changes in judgments or facts	(254)
Additions for tax positions of prior years	138
Settlements	(89)
Lapses of applicable statutes of limitation	(875)
Balance at December 31, 2009	2,907
Changes in judgments or facts	(130)
Additions for tax positions of prior years	(13)
Settlements	(48)
Lapses of applicable statutes of limitation	(411)
Balance at December 31, 2010	2,305
Additions for tax positions related to the current year	16
Changes in judgments or facts	10
Settlements	(51)
Lapses of applicable statutes of limitation	(474)
Balance at December 31, 2011	$1,806

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2011, 2010, and 2009, the Company recorded net interest income related to unrecognized tax benefits of $1,000, $16,000, and $248,000, respectively. Total accrued interest expense at December 31, 2011, 2010, and 2009, was $634,000, $635,000, and $651,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2011, 2010, and 2009 were $1,360,000, $1,753,000, and $2,215,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business globally and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing authorities throughout the world, including jurisdictions such as Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2004.

Legislation enacted on November 6, 2009 contained a provision that allowed U.S. businesses with net operating losses (“NOLs”) in 2008 or 2009 to carry those losses back five years and obtain tax refunds. We filed a carryback claim for our 2008 U.S. NOL and received a $4.2 million tax refund in 2010. The 2008 carryback claim is currently under examination by the Internal Revenue Service.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

It is reasonably possible that a reduction in a range of $250,000 to $950,000 of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax uncertainties.

8.    Retirement Plans

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

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The Company’s cost for defined contribution plans totaled $22,132,000, $21,537,000, and $18,944,000 in 2011, 2010, and 2009, respectively. During 2009, the Company temporarily suspended Company contributions for certain defined contribution plans in the U.S.

The Company sponsors defined benefit pension plans in the U.S. and U.K. Effective December 31, 2002, the Company elected to freeze its U.S. defined benefit pension plan. The Company’s U.K. defined benefit pension plans were closed to new participants prior to October 31, 1997, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the relevant plan was closed. Benefits payable under the Company’s U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits have accrued on the frozen U.S. plan since December 31, 2002.

Benefits payable under the U.K. plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid from the U.K. plans are also subject to adjustments for the effects of inflation. The Company expects to make contributions of approximately $13,800,000 to its U.S. defined benefit pension plan and $6,800,000 to its U.K. defined benefit pension plans in 2012.

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

The reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

	December 31,
	2011	2010
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$679,494	$641,308
Service cost	2,689	2,514
Interest cost	36,048	36,098
Employee contributions	695	679
Actuarial loss	38,235	38,300
Benefits paid	(35,003)	(32,431)
Foreign currency effects	2,498	(6,974)
End of measurement period	724,656	679,494
Fair Value of Plans’ Assets:
Beginning of measurement period	510,959	425,034
Actual return on plans’ assets	63,398	59,068
Employer contributions	44,938	64,015
Employee contributions	695	679
Benefits paid	(35,003)	(32,431)
Foreign currency effects	1,975	(5,406)
End of measurement period	586,962	510,959
Unfunded Status	$(137,694)	$(168,535)

Due to the frozen status of the U.S. plan and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefits obligations are not materially different.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2011	2010
	(In thousands)
Long-term accrued pension liability — U.S. plan	$117,063	$97,623
Long-term accrued pension liability — U.K. plans	1,088	44,410
Long-term accrued pension liability — other international plans	2,044	2,997
Pension obligations included in other noncurrent liabilities	3,816	3,209
Mandatory Company contributions in current liabilities	13,800	20,000
Pension obligations included in current liabilities	298	297
Accumulated other comprehensive loss, before income taxes	(270,648)	(265,166)

The majority of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2011 and 2010:

December 31,	2011	2010
	(In thousands)
Projected benefit obligation	$677,461	$678,607
Fair value of plan assets	535,748	509,985

Certain of our pension plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2011 and 2010:

December 31,	2011	2010
	(In thousands)
Projected benefit obligation	$47,195	$887
Fair value of plan assets	51,214	974

The following tables set forth the 2011 and 2010 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis.

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain at beginning of 2010	$(265,739)	$2,301
Amortization of net loss (gain) during 2010	10,815	(209)
Net loss arising during 2010	(15,023)	—
Currency translation for 2010	2,689	—
Net unrecognized actuarial (loss) gain at end of 2010	(267,258)	2,092
Amortization of net loss (gain) during 2011	11,347	(209)
Net loss arising during 2011	(16,089)	—
Currency translation for 2011	(531)	—
Net unrecognized actuarial (loss) gain at end of 2011	$(272,531)	$1,883

Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2012 for the U.S. and U.K. plans are $9,288,000 ($5,988,000 net of tax).

Net periodic benefit cost related to the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 included the following components:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Service cost	$2,689	$2,514	$2,073
Interest cost	36,048	36,098	36,221
Expected return on assets	(41,196)	(35,684)	(30,212)
Amortization of intangible asset	45	45	241
Amortization of actuarial loss	11,302	10,770	7,302
Net periodic benefit cost	$8,888	$13,743	$15,625

Benefit cost for the U.S. defined benefit pension plan no longer includes service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2012	$36,520
2013	37,616
2014	38,746
2015	39,676
2016	40,634
2017 — 2021	212,287

Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plan:	2011	2010
Discount rate used to compute benefit obligations	4.92%	5.42%
Discount rate used to compute periodic benefit cost	5.42%	5.88%
Expected long-term rates of return on plan’s assets	8.00%	8.50%

U.K. Defined Benefit Plans:	2011	2010
Discount rate used to compute benefit obligations	5.00%	5.30%
Discount rate used to compute periodic benefit cost	5.30%	5.70%
Expected long-term rates of return on plans’ assets	8.25%	8.50%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. Because of the reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets described below, the expected long-term rates of return on plan assets assumption used to determine 2012 net periodic pension cost were lowered to 7.25% and 7.85% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

The plans’ asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. defined benefit pension plans, were as follows:

	U.S. Plan		U.K. Plans
December 31,	2011	2010	2011	2010
Equity securities	40.2%	51.6%	26.5%	66.0%
Fixed income investments	58.8%	45.1%	41.2%	33.7%
Alternative strategies	—%	—%	22.1%	—%
Cash	1.0%	3.3%	10.3%	0.3%
Total asset allocation	100.0%	100.0%	100.1%	100.0%

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

Alternative strategies include funds that invest in derivative instruments such as futures, forward contracts, options and swaps and funds that invest in real estate. These investments are used to help manage risks.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies recognize that the plans’ asset return requirements and risk tolerances will change over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves.

See Note 11, "Fair Value Measurements" for the fair value disclosures of the pension plan assets.

9.    Common Stock

The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 10, "Stock-Based Compensation," certain shares of CRDA are issued with restrictions under executive compensation plans.

During the quarter ending March 31, 2012, we declared cash dividends of $0.03 per share on CRDA and $0.02 per share on CRDB, which dividends are payable to shareholders of record at the close of business on March 7, 2012.

In April 1999, the Company’s Board of Directors authorized a discretionary share repurchase program for an aggregate of 3,000,000 shares of CRDA and CRDB. Through December 31, 2011, the Company has reacquired 2,150,876 shares of CRDA and 143,261 shares of CRDB at an average cost of $10.99 and $12.21 per share, respectively, under this program. No shares have been repurchased since 2004 under this program.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

We compute earnings per share of CRDA and CRDB using the two-class method. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations; however, the undistributed earnings for each period are allocated to each class on a proportionate basis. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During 2011, the Board of Directors declared a higher dividend on CRDA than on CRDB. Because the two-class method may yield different earnings per share when the dividends are different, a more detailed calculation is presented.

The computations of basic and diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2011		2010		2009
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings	$21,827	$18,705	$15,043	$13,285	$(60,560)	$(55,123)
Dividends paid	2,896	1,976	—	—	—	—
	24,723	20,681	15,043	13,285	(60,560)	(55,123)
Denominator:
Weighted-average common shares outstanding	28,820	24,697	27,967	24,697	27,133	24,697
Earnings (loss) per share - basic	$0.86	$0.84	$0.54	$0.54	$(2.23)	$(2.23)

Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings	$22,078	$18,454	$15,185	$13,143	$(60,560)	$(55,123)
Dividends paid	2,896	1,976	—	—	—	—
	24,974	20,430	15,185	13,143	(60,560)	(55,123)
Denominator:
Number of shares used in basic earnings per share computation	28,820	24,697	27,967	24,697	27,133	24,697
Weighted-average effect of dilutive securities	729	—	570	—	—	—
	29,549	24,697	28,537	24,697	27,133	24,697
Earnings (loss) per share - diluted	$0.85	$0.83	$0.53	$0.53	$(2.23)	$(2.23)

The following details the shares excluded from the denominator in the above computation of diluted EPS for CRDA because their inclusion would have been antidilutive:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Stock options excluded due to the options' respective exercise prices being greater than the average market price during the period	1,428	1,844	2,496
Weighted average diluted securities excluded due to net loss during the period	—	—	842
Performance stock grants excluded because performance conditions had not been met (1)	721	—	—

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for the grants as of December 31, 2011 are expected to be achieved in 2012 and 2013, provided certain earnings targets are met.

10.    Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and members of its board of directors. Only shares of CRDA can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation costs, estimates are made for the number of awards that will vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied. Compensation cost recognized at the end of any year equals at least the portion of the grant-date value of an award that is vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $3,756,000, $3,651,000 and $5,510,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,273,000, $1,070,000, and $1,709,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or the applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

During 2011, 2010 and 2009, the Company recognized no adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. The Company’s stock option plans have been approved by shareholders, although the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2011, 2010, and 2009, compensation expense of $72,000, $225,000 and $418,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2011, and changes during 2011, 2010, and 2009, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2009	2,728	$7.16	4.7 years	$2,008
Exercised	(3)	4.40
Forfeited or expired	(331)	10.18
Outstanding at December 31, 2009	2,394	6.74	3.3 years	$—
Forfeited or expired	(714)	6.61
Outstanding at December 31, 2010	1,680	6.80	3.4 years	$—
Exercised	(2)	4.70
Forfeited or expired	(330)	8.77
Outstanding at December 31, 2011	1,348	$6.33	2.9 years	$—
Vested at December 31, 2011	1,348	$6.33	2.9 years	$—
Exercisable at December 31, 2011	1,348	$6.33	2.9 years	$—

No stock options were granted in 2009, 2010, or 2011. The intrinsic value of all outstanding stock options at December 31, 2011 and 2010 was zero since the per share market price of CRDA was less than the exercise price of all outstanding stock options. The options exercised in 2009 had no intrinsic value. No options were exercised in 2010. The options exercised in 2011 had an intrinsic value of less than $1,000. The total fair value of stock options vested during the years ended December 31, 2011, 2010, and 2009 was $221,000, $236,000, and $484,000, respectively.

At December 31, 2011, there was no unrecognized compensation cost related to unvested stock options for employee stock option awards. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted, and the grant-date fair values were fully expensed on grant date.

Performance-Based Stock Grants

Performance share grants are made to key employees of the Company. Such employees are eligible to earn shares of CRDA upon the achievement of certain individual and corporate objectives. Grants of performance shares are made at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA shares but not paid to holders of unvested/unissued performance grants. Compensation expense for each vesting tranche in the award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2011, and changes in 2011, 2010, and 2009, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,163,167	$4.49
Granted	452,826	5.68
Vested	(542,063)	4.45
Forfeited or unearned	(15,424)	5.33
Nonvested at December 31, 2009	1,058,506	4.86
Granted	430,000	2.97
Vested	(1,017,063)	4.48
Forfeited or unearned	(33,765)	5.12
Nonvested at December 31, 2010	437,678	3.91
Granted	1,082,250	3.51
Vested	(651,271)	3.89
Forfeited or unearned	(8,157)	3.66
Nonvested at December 31, 2011	860,500	3.42

The total fair value of the 651,271, the 1,017,063, and the 542,063 performance shares that vested in 2011, 2010, and 2009 was $2,534,000, $4,559,000, and $2,412,000, respectively.

Compensation expense recognized for all performance shares totaled $2,748,000, $2,300,000, and $3,514,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of December 31, 2011, there was an estimated $1,811,000 of unearned compensation cost for all nonvested performance shares. All of this unearned compensation cost is expected to be fully recognized by the end of 2013.

Restricted Shares

The Company’s Board of Directors may elect to issue restricted shares of CRDA in lieu of, or in addition to, cash payments to certain key employees. Employees receiving these shares have restrictions on the ability to sell the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. Restricted shares of CRDA, once vested, are eligible to receive nonforfeitable dividends as and when dividends are declared by the Company’s Board of Directors. The grant-date fair value of a restricted share of CRDA is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

A summary of the status of the Company’s restricted shares of CRDA as of December 31, 2011, and changes during 2011, 2010, and 2009, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	181,268	$4.39
Granted	153,804	4.49
Vested	(259,172)	4.25
Nonvested at December 31, 2009	75,900	4.98
Granted	127,616	2.57
Vested	(166,866)	3.20
Forfeited or unearned	(11,450)	2.62
Nonvested at December 31, 2010	25,200	5.62
Granted	167,736	3.33
Vested	(184,266)	3.58
Nonvested at December 31, 2011	8,670	4.69

Compensation expense recognized for all restricted shares for the years ended December 31, 2011, 2010, and 2009 was $557,000, $597,000, and $1,080,000, respectively. As of December 31, 2011, there was $41,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized in 2012.

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

During the years ended December 31, 2011 and 2010, a total of 240,923 and 226,512 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at purchase prices of $2.17 and $2.09, respectively. At December 31, 2011, an estimated 117,000 shares will be purchased under the U.S. Plan in 2012. During the years ended December 31, 2011, 2010, and 2009, compensation expense of $226,000, $406,000, and $372,000, respectively, was recognized for the U.S. Plan.

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

At December 31, 2011, an estimated 1,536,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price for a share of CRDA under the U.K. Plan ranges from $1.87 to $5.05. For the years ended December 31, 2011, 2010, and 2009, compensation cost of $153,000, $130,000, and $124,000, respectively, was recognized for the U.K. Plan. During 2011, 2010, and 2009, a total of 20,363 shares, 0 shares and 2,478 shares of CRDA were issued under the U.K. Plan, respectively.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $25,000 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends each June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. The first purchase period under the International Plan began on July 1, 2010. No shares were issued under the International Plan in 2011 or 2010.

11.    Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1— Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

December 31,	2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$2,047	$—	$—	$2,047
Liabilities:
Derivatives not designated as hedging instrument:
Interest rate swap (2)	—	(667)	—	(667)
Cross currency basis swap (3)	—	(49)	—	(49)
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company’s Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward interest rate curve adjusted for the Company’s credit risk. The fair value of the interest rate swap is included in "Other accrued liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the interest rate swap.

(3)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for interest rates adjusted for the Company's credit risk. $194,000 of the fair value of the cross currency basis swap is included in "Other noncurrent assets", and $243,000 of the fair value of the cross currency basis swap is included in "Other accrued liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

December 31,	2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$16,093	$—	$—	$16,093
Liabilities:
Derivative designated as hedging instrument:
Interest rate swap (2)	—	(1,404)	—	(1,404)
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company’s Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward interest rate curve adjusted for the Company’s credit risk. $913,000 of the fair value of the hedge instrument is included in "Other accrued liabilities" and $491,000 of the fair value of the hedge instrument is included in "Other noncurrent liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the hedged item.

The fair value of accounts payable and short-term borrowings approximates their carrying value due to the short-term nature of the instruments. The Company estimated the fair value of its term note payable under its Terminated Credit Agreement based on a discounted cash flow analysis based on current borrowing rates for new debt issues with similar credit quality. The fair value of the Company’s variable-rate long-term debt approximated carrying value at December 31, 2011 and 2010.

Fair Value Measurements for Defined Benefit Pension Plans

The fair value hierarchy is also applied to certain other assets that directly impact our consolidated financial statements. Assets contributed by the Company for our defined benefit pension plans become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our various defined benefit pension plans.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. plan at December 31, 2011 and 2010:

December 31,	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$3,690	$—	$—	$3,690	$10,746	$—	$—	$10,746
Equity Securities:
U.S.	20,379	84,175	—	104,554	35,568	77,969	—	113,537
International	1,229	20,910	—	22,139	2,796	53,513	—	56,309
Fixed Income Securities:
U.S.	—	208,324	—	208,324	—	138,135	—	138,135
International	—	15,734	—	15,734	—	10,329	—	10,329
TOTAL	$25,298	$329,143	$—	$354,441	$49,110	$279,946	$—	$329,056

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.K. plans at December 31, 2011 and 2010:

December 31,	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$21,974	$—	$—	$21,974	$429	$—	$—	$429
Equity Securities:
U.S.	13,004	—	—	13,004	16,697	—	—	16,697
International	19,314	24,222	—	43,536	91,772	—	—	91,772
Fixed Income Securities:
Money market funds	6	2,490	—	2,496	—	—	—	—
Government securities	162	64,852	—	65,014	—	—	—	—
Corporate bonds and debt securities	—	17,377	—	17,377	—	—	—	—
Mortgage-backed securities	—	1,376	—	1,376	—	—	—	—
Other	—	1,656	—	1,656	55,464	—	—	55,464
Alternative strategy funds	22,449	15,842	931	39,222	—	—	—	—
Real estate funds	—	—	7,980	7,980	—	—	—	—
TOTAL	$76,909	$127,815	$8,911	$213,635	$164,362	$—	$—	$164,362

Equity securities consist primarily of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Fixed income securities consists of money market funds, government securities, corporate bonds and debt securities, mortgage-backed securities and and other common collective funds. Government securities are valued by third-party pricing sources. Mortgage backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

Alternative strategy funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Alternative strategy funds may include derivative instruments such as futures, forward contracts, options and swaps and are used to help manage risks. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources.

Real estate funds are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market-based comparable data. The fair values may, due to the inherent uncertainty of valuation for those investments, differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.K. pension plans for the year ended December 31, 2011:

	Hedge Funds	Real Estate	Total
	(In thousands)
Balance at December 31, 2010	$—	$—	$—
Actual return on plan assets:
Related to assets still held at the reporting date	(40)	(765)	(805)
Purchases, sales and settlements—net	971	8,745	9,716
Balance at December 31, 2011	$931	$7,980	$8,911

12.    Segment and Geographic Information

The Company’s four reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The segments are organized based upon the nature of services and/or geographic areas served and include: Americas, which serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP which serves the property and casualty insurance company markets in Europe, including the U.K., the Middle East, Africa, and Asia-Pacific; Broadspire which serves the U.S. self-insurance marketplace; and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and the CODM to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests.

Segment operating earnings include allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior periods are adjusted to reflect the current allocation process.

In the normal course of its business, the Company sometimes pays for certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company’s consolidated results of operations. However, in evaluating segment revenues, Company management excludes these reimbursements from segment revenues.

Financial information as of and for the years ended December 31, 2011, 2010, and 2009 covering the Company’s reportable segments was as follows:

	Americas	EMEA/AP	Broadspire	Legal Settlement Administration	Total
	(In thousands)
2011
Revenues before reimbursements	$357,716	$340,246	$234,775	$192,618	$1,125,355
Operating earnings (loss)	19,851	28,421	(11,434)	51,307	88,145
Depreciation and amortization (1)	4,222	4,787	2,766	3,469	15,244
Assets	139,968	266,161	123,815	92,343	622,287
2010
Revenues before reimbursements	$334,940	$285,798	$245,496	$164,183	$1,030,417
Operating earnings (loss)	20,748	24,828	(11,712)	47,661	81,525
Depreciation and amortization (1)	4,277	4,591	2,902	2,630	14,400
Assets	137,541	240,831	135,019	81,848	595,239
2009
Revenues before reimbursements	$340,262	$258,937	$288,650	$82,019	$969,868
Operating earnings (loss)	29,394	23,401	(1,602)	13,130	64,323
Depreciation and amortization (1)	3,705	4,268	3,169	2,581	13,723
Assets	137,135	230,940	142,556	55,227	565,858
______________________

(1)	Excludes amortization expense of customer-relationship intangible assets and finite-lived trade names.

Substantially all revenues earned in the Broadspire and Legal Settlement Administration segments are earned in the U.S. Substantially all of the revenues earned in the EMEA/AP segment are earned outside of the U.S.

Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by service line for the Broadspire segment is shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment.

Legal Settlement Administration considers all of its revenues to be derived from one service line. For the year ended December 31, 2011, it had revenues before reimbursements related to a special project that exceeded 10% of the Company's consolidated revenues before reimbursements. Revenues from this special project were $121.1 million in 2011.

Year Ended December 31,	2011	2010	2009
	(In thousands)
Americas
U.S. Claims Field Operations	$113,487	$121,488	$131,740
Contractor Connection	22,678	20,174	16,329
U.S. Technical Services	32,186	30,187	28,992
U.S. Catastrophe Services	37,648	17,864	30,270
Subtotal U.S. Property & Casualty	205,999	189,713	207,331
Canada—all service lines	136,177	130,824	121,370
Latin America/Caribbean—all service lines	15,540	14,403	11,561
Total Revenues before Reimbursements—Americas	$357,716	$334,940	$340,262

Broadspire
Workers' Compensation and Liability Claims Management	$100,039	$108,316	$127,923
Medical Management	118,205	118,378	142,296
Risk Management Information Services	16,531	18,802	18,431
Total Revenues before Reimbursements—Broadspire	$234,775	$245,496	$288,650

Capital expenditures for the years ended December 31, 2011, 2010 and 2009 are shown in the following table:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Americas	$4,356	$4,733	$4,672
EMEA/AP	6,581	4,059	4,387
Broadspire	6,504	9,197	9,938
Legal Settlement Administration	5,451	6,280	690
Corporate	7,006	3,510	5,022
Total capital expenditures	$29,898	$27,779	$24,709

The total of the Company’s reportable segments’ revenues reconciled to total consolidated revenues for the years ended December 31, 2011, 2010, and 2009 was as follows:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Segments’ revenues before reimbursements	$1,125,355	$1,030,417	$969,868
Reimbursements	86,007	80,384	78,334
Total consolidated revenues	$1,211,362	$1,110,801	$1,048,202

The Company’s reportable segments’ total operating earnings reconciled to consolidated income (loss) before income taxes for the years ended December 31, 2011, 2010, and 2009 were as follows:

Year Ended December 31,	2011	2010	2009
	(In thousands)
Operating earnings of all reportable segments	$88,145	$81,525	$64,323
Unallocated corporate and shared costs	(9,555)	(5,841)	(10,996)
Goodwill and intangible asset impairment charges	—	(10,788)	(140,945)
Net corporate interest expense	(15,911)	(15,002)	(14,166)
Stock option expense	(450)	(761)	(914)
Amortization of customer-relationship intangibles	(6,177)	(5,995)	(5,994)
Special charges and credits	2,379	(4,650)	(4,059)
Income (loss) before income taxes	$58,431	$38,488	$(112,751)

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2011 and 2010 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the Americas and EMEA/AP segments, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2011	2010
	(In thousands)
Assets of reportable segments	$622,287	$595,239
Corporate assets:
Cash and cash equivalents	16,379	44,424
Unallocated allowances on receivables	(2,528)	(3,084)
Property and equipment	8,371	9,437
Capitalized software costs, net	53,939	48,430
Assets of deferred compensation plan	14,467	14,022
Capitalized loan costs	4,682	6,931
Deferred income tax assets	96,982	91,930
Prepaid expenses and other current assets	3,865	9,082
Other noncurrent assets	7,326	4,263
Total corporate assets	203,483	225,435
Total assets	$825,770	$820,674

 Revenues and long-lived assets for the countries in which revenues or long-lived assets represent more than 10 percent of the consolidated totals are set out in the two tables below. For the purposes of these geographic area disclosures, long-lived assets include items such as property and equipment and capital lease assets and exclude intangible assets, including goodwill. In the Americas segment, only the U.S. and Canada are considered material for disclosure.

	U.S.	Canada	Other	Total Americas Segment
	(In thousands)
2011
Revenues before reimbursements	$205,999	$136,177	$15,540	$357,716
Long-lived assets	3,026	5,661	1,161	9,848
2010
Revenues before reimbursements	189,713	130,824	14,403	334,940
Long-lived assets	3,426	7,321	1,097	11,844
2009
Revenues before reimbursements	207,331	121,370	11,561	340,262
Long-lived assets	3,504	8,447	996	12,947

In the EMEA/AP segment, only the U.K. is considered material for disclosure.

	U.K.	CEMEA	Asia-Pacific	Total EMEA/AP Segment
	(In thousands)
2011
Revenues before reimbursements	$149,209	$95,599	$95,438	$340,246
Long-lived assets	10,228	2,787	5,211	18,226
2010
Revenues before reimbursements	134,388	86,811	64,599	285,798
Long-lived assets	8,892	2,026	3,797	14,715
2009
Revenues before reimbursements	126,040	81,535	51,362	258,937
Long-lived assets	9,731	2,131	3,321	15,183

13.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $234,830,000 and $205,371,000 at December 31, 2011 and 2010, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $391,097,000 and $406,958,000 at December 31, 2011 and 2010, respectively.

14.    Contingencies

As part of the Company’s Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2011, the aggregate amount committed under the facility was $18,819,000.

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

15.    Special Charges and Credits

During 2011, the Company recorded a total net credit of $2,379,000 in special charges and credits, consisting of a gain of $6,992,000 related to the final settlement of a Platinum legal arbitration, a $3,415,000 write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1,198,000 in severance expense related to the Broadspire segment.

In 2010, the Company recorded pretax restructuring charges of $1,987,000 for severance costs related to reductions in administrative staff and $2,663,000 for a loss on the partial sublease of our Broadspire facility in Plantation, Florida (see Note 6, “Commitments Under Operating Leases”).

In 2009, the Company recorded pretax restructuring and other costs that totaled $4,059,000. Included in the 2009 restructuring costs were $1,815,000 in professional fees and $434,000 in severance expense related to the internal realignment of certain of our legal entities in the U.S. and internationally that commenced in 2008. These restructuring efforts were substantially completed at December 31, 2009. The internal realignment did not impact the composition of our segments for financial reporting purposes. Other costs of $1,810,000 in 2009 related to a loss on the partial sublease of our Broadspire facility in Plantation, Florida (see Note 6, “Commitments Under Operating Leases”).

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

March 2, 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Crawford & Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ investment, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 2, 2012

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2011 Quarterly Period	First	Second	Third	Fourth(3)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$285,038	$291,713	$282,967	$265,637	$1,125,355
Reimbursements	19,070	22,369	25,252	19,316	86,007
Total revenues:	304,108	314,082	308,219	284,953	1,211,362
Total cost of services	226,012	233,142	236,829	221,946	917,929
Income before income taxes	17,964	19,659	20,625	183	58,431
Americas operating earnings (1)	3,114	10,195	6,780	(238)	19,851
EMEA/AP operating earnings (1)	7,152	7,627	5,686	7,956	28,421
Broadspire operating loss (1)	(3,160)	(3,099)	(2,925)	(2,250)	(11,434)
Legal Settlement Administration operating earnings (1)	16,998	14,758	10,781	8,770	51,307
Unallocated corporate and shared costs, net	(350)	(4,043)	(956)	(4,206)	(9,555)
Net corporate interest expense	(4,136)	(4,118)	(4,142)	(3,515)	(15,911)
Stock option expense	(155)	(142)	(78)	(75)	(450)
Amortization of customer-relationship intangible assets	(1,499)	(1,519)	(1,513)	(1,646)	(6,177)
Special charges and credits	—	—	6,992	(4,613)	2,379
Income taxes	(6,037)	(6,005)	(5,295)	4,598	(12,739)
Net loss (income) attributable to noncontrolling interests	220	(185)	(34)	(289)	(288)
Net income attributable to shareholders of Crawford & Company	$12,147	$13,469	$15,296	$4,492	$45,404
Earnings per CRDB share — basic (2) (5)	$0.23	$0.25	$0.28	$0.08	$0.84
Earnings per CRDB share — diluted (2) (5)	$0.23	$0.25	$0.28	$0.08	$0.83

2010 Quarterly Period	First	Second	Third	Fourth(4)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$236,266	$238,151	$254,523	$301,477	$1,030,417
Reimbursements	15,787	17,835	23,587	23,175	80,384
Total revenues:	252,053	255,986	278,110	324,652	1,110,801
Total cost of services	192,333	194,259	208,759	243,896	839,247
Income (loss) before income taxes	3,953	(1,646)	15,276	20,905	38,488
Americas operating earnings (1)	6,849	5,251	6,232	2,416	20,748
EMEA/AP operating earnings (1)	4,813	5,263	5,133	9,619	24,828
Broadspire operating (loss) earnings (1)	(2,333)	(1,772)	(659)	(6,948)	(11,712)
Legal Settlement Administration operating earnings (1)	3,283	5,566	10,968	27,844	47,661
Unallocated corporate and shared costs, net	(155)	(1,306)	(783)	(3,597)	(5,841)
Goodwill and intangible asset impairment charges	—	(7,303)	—	(3,485)	(10,788)
Net corporate interest expense	(4,137)	(3,672)	(3,923)	(3,270)	(15,002)
Stock option expense	(204)	(187)	(195)	(175)	(761)
Amortization of customer-relationship intangible assets	(1,500)	(1,499)	(1,497)	(1,499)	(5,995)
Special charges and credits	(2,663)	(1,987)	—	—	(4,650)
Income taxes	(893)	(865)	(2,180)	(5,774)	(9,712)
Net income attributable to noncontrolling interests	(6)	(16)	(106)	(320)	(448)
Net income (loss) attributable to shareholders of Crawford & Company	$3,054	$(2,527)	$12,990	$14,811	$28,328
Earnings (loss) per share — basic (2)	$0.06	$(0.05)	$0.25	$0.28	$0.54
Earnings (loss) per share — diluted (2)	$0.06	$(0.05)	$0.24	$0.28	$0.53

__________________

(1)
This is a segment financial measure representing segment earnings (loss) before certain unallocated corporate and shared costs, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests. See Note 12, “Segment and Geographic Information,” to the audited consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)
During the fourth quarter of 2011, the Company recorded $4.6 million in special charges and credits, consisting of a $3.4 million write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1.2 million in severance expense related to the Broadspire segment. See Note 15, “Special Charges and Credits", to the audited consolidated financial statements contained in this Item 8.

(4)
During the fourth quarter of 2010, the Company recorded an additional net $3.5 million goodwill impairment charge related in part to additional consideration paid for the purchase of BMSI. See Note 3, “Goodwill and Intangible Assets", to the audited consolidated financial statements contained in this Item 8.

(5) Beginning in the 2011 third quarter, the Company paid a higher dividend on its CRDA commons stock than on its CRDB shares. This dividend differential can result in different earnings per share for each class of stock due to the two-class method of computing EPS as required by current accounting guidance. Only CRDB is shown here, as that presents a more dilutive measure.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and forms. The Registrant’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2011.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, "Executive Officers," “Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012, and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance—Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and "Compensation Committee Interlocks and Insider Participation" of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item will be included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption “Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Shareholders’ Investment, Noncontrolling Interests, and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in Note 1 and also in Note 7, "Income Taxes" to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

10.19*
Terms of Employment Agreement between Allen W. Nelson and the Registrant, dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.20*
Employment Agreement by and between the Registrant and Jeffrey T. Bowman, dated August 7, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.21*
Terms of Employment Agreement between W. Bruce Swain and the Registrant, dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006).

10.22*
Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2011).

10.23*
Terms of Employment Agreement between Phyllis R. Austin and the Registrant, effective as of April 11, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.	Document

10.24*
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

10.34
Credit Agreement, dated as of December 8, 2011, among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Australian Security Trustee, and UK Security Trustee for the lenders, Bank of America, N.A., as Syndication Agent, RBS Citizens, N.A., as Documentation Agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011).

10.35
Pledge and Security Agreement, dated as of December 8, 2011, by Crawford & Company and certain of Crawford & Company's subsidiaries in favor of Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011).

Exhibit No.	Document

10.36
Guaranty Agreement, dated as of December 8, 2011, by Crawford & Company, certain of Crawford & Company's subsidiaries and Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 12, 2011).

10.37*	Director Compensation Summary Term Sheet (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.

_____________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 2, 2012	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 2, 2012	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 2, 2012	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	March 2, 2012	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	March 2, 2012	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	March 2, 2012	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	March 2, 2012	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 2, 2012	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	March 2, 2012	/s/ Russel L. Honoré
RUSSEL L. HONORÉ, Director

Date	March 2, 2012	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	March 2, 2012	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 2, 2012	/s/ E. Jenner Wood, III
E. JENNER WOOD, III , Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.