Form 10-Q
period 2012-03-31
CRAWFORD & CO
filed 2012-05-08
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2012 was as follows:

Class A Common Stock, $1.00 par value: 29,559,865
Class B Common Stock, $1.00 par value: 24,697,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	7

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

Part II. Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	34

Signatures		35
EX-10.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Revenues:

Revenues before reimbursements	$267,753	$285,038
Reimbursements	19,593	19,070

Total Revenues	287,346	304,108

Costs and Expenses:

Costs of services provided, before reimbursements	199,402	206,942
Reimbursements	19,593	19,070
Total costs of services	218,995	226,012

Selling, general, and administrative expenses	55,679	55,996

Corporate interest expense, net of interest income of $284 and $219, respectively	2,169	4,136

Special charges	890	—

Total Costs and Expenses	277,733	286,144

Income Before Income Taxes	9,613	17,964

Provision for Income Taxes	3,393	6,037

Net Income	6,220	11,927

Less: Net Income (Loss) Attributable to Noncontrolling Interests	155	(220)

Net Income Attributable to Shareholders of Crawford & Company	$6,065	$12,147

Earnings Per Share - Basic:
Class A Common Stock	$0.12	$0.23
Class B Common Stock	$0.11	$0.23

Earnings Per Share -Diluted:
Class A Common Stock	$0.12	$0.23
Class B Common Stock	$0.11	$0.23

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,248	28,384
Class B Common Stock	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,754	28,807
Class B Common Stock	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.03	$0.02
Class B Common Stock	$0.02	$0.02
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2012	2011

Net Income	$6,220	$11,927

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(3,197)	452

Interest rate swap agreement loss reclassified into income, net of tax of $86 and $90, respectively	140	146

Interest rate swap agreement loss recognized during the period, net of tax of $0 and ($25), respectively	—	(41)

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $823 and $893, respectively	1,494	1,727

Other Comprehensive (Loss) Income	(1,563)	2,284

Comprehensive Income	4,657	14,211

Comprehensive (income) loss attributable to noncontrolling interests	(2)	653

Comprehensive Income Attributable to Shareholders of Crawford & Company	$4,655	$14,864

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$47,423	$77,613
Accounts receivable, less allowance for doubtful accounts of $11,464 and $10,615, respectively	165,032	161,543
Unbilled revenues, at estimated billable amounts	121,963	107,494
Prepaid expenses and other current assets	23,253	22,836
Total Current Assets	357,671	369,486
Property and Equipment:
Property and equipment	158,799	156,349
Less accumulated depreciation	(114,453)	(112,465)
Net Property and Equipment	44,346	43,884
Other Assets:
Goodwill	131,210	131,246
Intangible assets arising from business acquisitions, net	94,437	96,392
Capitalized software costs, net	61,623	60,332
Deferred income tax assets	83,825	84,454
Other noncurrent assets	25,468	25,864
Total Other Assets	396,563	398,288
TOTAL ASSETS	$798,580	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$22,118	$1,794
Accounts payable	41,564	41,806
Accrued compensation and related costs	62,123	96,440
Self-insured risks	18,018	18,817
Income taxes payable	1,152	292
Deferred income taxes	7,396	7,287
Deferred rent	15,311	15,820
Other accrued liabilities	35,543	36,104
Deferred revenues	54,546	53,844
Mandatory contributions due to pension plan	18,400	13,800
Current installments of long-term debt and capital leases	378	410
Total Current Liabilities	276,549	286,414
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	212,613	211,983
Deferred revenues	27,053	27,856
Self-insured risks	10,642	10,114
Accrued pension liabilities, less current mandatory contributions	113,630	120,195
Other noncurrent liabilities	17,006	16,808
Total Noncurrent Liabilities	380,944	386,956
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,560 and 29,086 shares issued and outstanding, respectively	29,560	29,086
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,697 shares issued and outstanding	24,697	24,697
Additional paid-in capital	33,017	33,969
Retained earnings	214,008	209,323
Accumulated other comprehensive loss	(165,013)	(163,603)
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	136,269	133,472
Noncontrolling interests	4,818	4,816
Total Shareholders’ Investment	141,087	138,288
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$798,580	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$6,220	$11,927
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	8,023	7,723
Stock-based compensation	404	370
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(4,680)	(24,484)
Unbilled revenues, net	(15,748)	(6,192)
Accrued or prepaid income taxes	814	3,113
Accounts payable and accrued liabilities	(29,064)	(17,845)
Deferred revenues	336	1,741
Accrued retirement costs	(4,144)	(24,296)
Prepaid expenses and other operating activities	(343)	(2,277)
Net cash used in operating activities	(38,182)	(50,220)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,176)	(3,683)
Proceeds from disposals of property and equipment	2	16
Capitalization of computer software costs	(3,809)	(2,615)
Payments for business acquisitions, net of cash acquired	—	(2,625)
Net cash used in investing activities	(7,983)	(8,907)

Cash Flows From Financing Activities:
Cash dividends paid	(1,380)	(1,069)
Shares used to settle withholding taxes under stock-based compensation plans	(895)	(1,652)
Increases in short-term borrowings	33,563	16,148
Payments on short-term borrowings	(13,931)	(144)
Payments on long-term debt and capital lease obligations	(110)	(713)
Other financing activities	(30)	(6)
Net cash provided by financing activities	17,217	12,564

Effects of exchange rate changes on cash and cash equivalents	(1,242)	(245)

Decrease in cash and cash equivalents	(30,190)	(46,808)
Cash and cash equivalents at beginning of year	77,613	93,540
Cash and cash equivalents at end of period	$47,423	$46,732
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT

Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)

Balance at March 31, 2012	$29,560	$24,697	$33,017	$214,008	$(165,013)	$136,269	$4,818	$141,087

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Net income (loss)	—	—	—	12,147	—	12,147	(220)	11,927
Other comprehensive income (loss)	—	—	—	—	2,717	2,717	(433)	2,284
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	$28,782	$24,697	$30,286	$179,869	$(161,605)	$102,029	$5,062	$107,091

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the Company's condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for other future periods.
In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
For variable interest entities (“VIE”), the Company determines when it should include the assets, liabilities, and results of operations of a VIE in its consolidated financial statements. The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2012 and December 31, 2011, the liabilities of this deferred compensation plan were $10,322,000 and $9,835,000, respectively, which represent an obligation of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,582,000 and $14,446,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Adoption of New Accounting Standards
Fair Value Measurement
On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amends Accounting Standards Codification ("ASC") 820, "Fair Value Measurement" to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards ("IFRS"). The amendments in this update clarify how fair value should be measured for financial reporting purposes. The update does not require additional assets or liabilities to be measured at fair value or change when fair value measurements should be applied. The amendments were effective for the Company beginning January 1, 2012, and were required to be applied prospectively.
The adoption of ASU 2011-04 did not have any impact on the Company's results of operations, financial condition, or cash flows. See Note 5 for a discussion of our fair value measurements.
Comprehensive Income
On June 16, 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which amends ASC 220, "Comprehensive Income," requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and comprehensive income. The option to present items of other comprehensive income in the statement of changes in shareholders' equity has been eliminated. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation does not change and continues to be based on net income. The Company adopted ASU 2011-05 effective January 1, 2012, using two separate statements of net income and comprehensive income.

3. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the three months ended March 31, 2012, the Board of Directors declared a higher dividend on CRDA than on CRDB.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of basic and diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2012		March 31, 2011
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,540	$2,145	$5,923	$5,154
Dividends paid	886	494	575	494
	3,426	2,639	6,498	5,648
Denominator:
Weighted-average common shares outstanding	29,248	24,697	28,384	24,697
Earnings per share - basic	$0.12	$0.11	$0.23	$0.23

Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,560	$2,125	$5,964	$5,113
Dividends paid	886	494	575	494
	3,446	2,619	6,539	5,607
Denominator:
Number of shares used in basic earnings per share computation	29,248	24,697	28,384	24,697
Weighted-average effect of dilutive securities	506	—	423	—
	29,754	24,697	28,807	24,697
Earnings per share - diluted	$0.12	$0.11	$0.23	$0.23
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Stock options excluded due to the options' respective exercise prices being greater than the average market price during the period	1,215	1,538
Performance stock grants excluded because performance conditions had not been met (1)	1,592	677
(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance goals for 410,000 of the Company's outstanding performance stock grants as of March 31, 2012 are expected to be achieved by December 31, 2012, provided certain performance conditions are met.
The following table details additional shares issued during the three months ended March 31, 2012 and 2011. These shares are included in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
CRDA issued under non-employee director stock plan	51	59
CRDA issued under the U.K. ShareSave Scheme	6	—
CRDA issued upon vesting of performance shares	417	721

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. The Company has a forward-starting interest rate swap agreement with a notional amount of $85,000,000. At March 31, 2012 and December 31, 2011, the fair value of the Company's interest rate swap was a liability of $442,000 and $667,000, respectively. As a result of entering a new credit facility in December 2011, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Future changes to the fair value of this swap agreement are recorded by the Company as an interest expense adjustment rather than a component of the Company's accumulated other comprehensive loss. Such amount was insignificant at March 31, 2012 and December 31, 2011. Because it is still probable that the forecasted transactions that were hedged will occur, the amount recorded in accumulated other comprehensive loss as of the hedge discontinuance date related to the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Loss Recognized in
	Other Comprehensive Loss		Loss Reclassified from
	(“OCL”) on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Three Months Ended March 31,	2012	2011	2012	2011
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$67	$—	$236
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	226	—
___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate interest expense, net" on the Company’s Condensed Consolidated Statements of Operations.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(414)	$(871)
Loss reclassified into income, net of tax	140	146
Loss recognized during period, net of tax	—	(41)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(274)	$(766)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable by our Canadian subsidiary to the U.S. parent. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not totally offset changes in the value of the intercompany note as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At March 31, 2012 and December 31, 2011, the fair value of the Company's cross currency basis swap was a net liability of $591,000 and $49,000, respectively.
The Company’s swap agreements contain provisions providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreements. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At March 31, 2012, no such default existed, and the Company had no assets posted as collateral under its swap agreements.

5. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2012
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$48	$48	$—	$—
Liabilities:
Derivative not designated as hedging instrument:
Interest rate swap (2)	(442)	—	(442)	—
Cross currency basis swap (3)	(591)	—	(591)	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s credit risk. The fair value of the interest rate swap is included in "Other accrued liabilities" on the Company’s Condensed Consolidated Balance Sheets, based upon the remaining term of the instrument.

(3)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. At March 31, 2012, approximately $359,000 of the fair value of the cross currency basis swap is included in "Other accrued liabilities" and $232,000 of the fair value of the cross currency basis swap is included in "Other noncurrent liabilities" on the Company’s Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of these instruments.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months ended March 31, 2012 and 2011 included the following components:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Service cost	$532	$634
Interest cost	8,662	8,828
Expected return on assets	(10,478)	(10,178)
Amortization of transition asset	11	11
Amortization of actuarial loss	2,378	2,701
Net periodic benefit cost	$1,105	$1,996
For the three-month period ended March 31, 2012, the Company made no contributions to its U.S. defined benefit pension plan, compared with $20,000,000 of contributions for the comparable period in 2011. The Company is required to make contributions of $4,600,000 per quarter during the remainder of 2012. For the three-month period ended March 31, 2012, the Company made contributions of $1,675,000 to its U.K. defined benefit pension plans, compared with contributions of $1,708,000 for the comparable period in 2011. There are no required contributions in the U.K. for 2012; however, the Company expects to make additional contributions of approximately $1,600,000 per quarter during the remainder of 2012.

7. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2012, the Company estimates that its effective annual income tax rate for 2012 will be approximately 35% before considering discrete items. The effective rate has increased during 2012 primarily due to changes in the mix of income.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Segment Information
Financial information for the three months ended March 31, 2012 and 2011 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Revenues:
Americas	$77,524	$85,317
EMEA/AP	81,790	79,775
Broadspire	60,389	59,796
Legal Settlement Administration	48,050	60,150
Total Segment Revenues before Reimbursements	267,753	285,038
Reimbursements	19,593	19,070
Total Revenues	$287,346	$304,108

Operating (Loss) Earnings:
Americas	$(512)	$3,114
EMEA/AP	5,608	7,152
Broadspire	137	(3,160)
Legal Settlement Administration	10,683	16,998
Total Segment Operating Earnings	15,916	24,104

Deduct:
Unallocated corporate and shared costs and credits, net	(1,524)	(350)
Net corporate interest expense	(2,169)	(4,136)
Stock option expense	(122)	(155)
Amortization of customer-relationship intangible assets	(1,598)	(1,499)
Special charges	(890)	—
Income before Income Taxes	$9,613	$17,964
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.
Segment operating earnings include allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior periods are adjusted to reflect the current allocation process.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by major service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. Legal Settlement Administration considers all of its revenues to be derived from one service line.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Americas
U.S. Claims Field Operations	$26,835	$28,057
Contractor Connection	5,675	5,879
U.S. Technical Services	7,170	8,535
U.S. Catastrophe Services	3,697	5,611
Subtotal U.S. Property & Casualty	43,377	48,082
Canada--all service lines	30,291	34,498
Latin America/Caribbean--all service lines	3,856	2,737
Total Americas	$77,524	$85,317

Broadspire
Workers' Compensation and Liability Claims Management	$25,107	$25,437
Medical Management	31,276	29,887
Risk Management Information Services	4,006	4,472
Total Broadspire	$60,389	$59,796

9. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2012, the aggregate committed amount of letters of credit outstanding under the credit facility was $18,069,000.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 31, 2006, the Company completed its acquisition of Broadspire Management Services, Inc. ("BMSI") from Platinum Equity, LLC ("Platinum") in an agreement referred to as the "Stock Purchase Agreement". The Company and Platinum are together engaged in certain legal proceedings against the former owners of certain entities acquired by BMSI prior to the Company’s acquisition of BMSI. Pursuant to the Stock Purchase Agreement, Platinum has full responsibility to resolve all of these matters and is obligated to fully indemnify BMSI and the Company for all monetary payments that BMSI may be required to make as a result of any unfavorable outcomes related to these pre-existing legal proceedings. Pursuant thereto, Platinum has also agreed to indemnify the Company for any additional payments required under any purchase price adjustment mechanism, earnout, or similar provision in any of BMSI’s purchase and sale agreements entered into prior to the Company’s acquisition of BMSI. In the event of an unfavorable outcome in which Platinum does not indemnify the Company under the terms of the Stock Purchase Agreement, the Company may be responsible for funding any such unfavorable outcomes. At this time, the Company’s management does not believe the Company will be responsible for the funding of any of these matters. The Company has not recognized any loss contingencies for these matters in its condensed consolidated financial statements.

10. Special Charges
The Company is in the process of outsourcing certain aspects of its U.S. technology infrastructure to third-party providers. Special charges of $890,000 have been incurred through March 31, 2012 for severance costs, stay bonuses and certain other expenses in order to effect this transition. The Company expects to incur an additional $2,100,000 of special charges in the second and third quarters of 2012 related to this transition.
There were no special charges during the three months ended March 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company

We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2011, and the related consolidated statements of operations, shareholders' investment, noncontrolling interests, and comprehensive income (loss), and cash flows for the year then ended not presented herein and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Atlanta, Georgia
May 8, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements relate to, among other things, reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements contained or incorporated by reference in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	continued lower than historical volumes of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts recoverable from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	successful and timely transition of certain aspects of our U.S. technology infrastructure to third-party providers,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our failure to achieve targeted integration goals with the implementation of RiskTech, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2012 contained in Item 1 of this Quarterly Report on Form 10-Q and 2) our Annual Report on Form 10-K for the year ended December 31, 2011. As described in Note 1, “Basis of Presentation,” the financial statements of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the Company's condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insured markets in Europe, including the U.K., the Middle East, Africa, and Asia Pacific, including Australia and New Zealand. Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.
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
In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market generally results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during periods in which a soft market exists, insurance companies usually concentrate on growing their premium base by increasing the number of policies in force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which generally will increase claim referrals to us provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claims volumes may not increase.
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policy-holders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase. This usually results in a reduction in industry-wide claims volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. The property-casualty underwriting cycle remains volatile and there are signs that indicate a move to a hard market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future or the timing of when the market may harden in the future.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased 6.1% for the three months ended March 31, 2012 compared with the same period of 2011. The decrease in revenues for the quarter was primarily due to decreases in our Legal Settlement Administration and Americas segments. The decreases in these segments were partially offset by revenue increases in our EMEA/AP and Broadspire segments.
Excluding the impact of foreign currency translation, consolidated revenues before reimbursements during the first quarter of 2012 were 5.9% lower than revenues in the first quarter of 2011. Revenues in our Americas segment decreased by 8.3% on a constant dollar basis in the first quarter of 2012 compared with the first quarter of 2011. Revenues in our EMEA/AP segment increased by 2.3% on a constant dollar basis in the first quarter of 2012 compared with the first quarter of 2011.
Consolidated net income for the three months ended March 31, 2012 included a pretax charge of $0.9 million, or $0.6 million after related income taxes, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to third-party providers. This project is expected to continue through the 2012 third quarter. There were no special charges during the three months ended March 31, 2011.
Selling, General, and Administrative (“SG&A”) expenses were 0.6% lower in the quarter ended March 31, 2012 compared with the same period of 2011.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, our segment operating earnings measure is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards

Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income tax expense is calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense is a non-cash expense for customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
Special charges may arise from events (such as expenses related to restructurings, losses on subleases, etc.) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Unallocated corporate and shared costs and credits represent expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.
Additional discussion and analysis of our income taxes, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs and credits, and special charges follows the discussion and analysis of the results of operations of our four operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in our consolidated results of operations. In the following discussion and analysis of segment results of operations, we do not include a gross-up of segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings (loss). A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited condensed consolidated statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company, were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	% Change
Revenues:
Americas	$77,524	$85,317	(9.1)%
EMEA/AP	81,790	79,775	2.5%
Broadspire	60,389	59,796	1.0%
Legal Settlement Administration	48,050	60,150	(20.1)%
Total revenues, before reimbursements	267,753	285,038	(6.1)%
Reimbursements	19,593	19,070	2.7%
Total Revenues	$287,346	$304,108	(5.5)%

Direct Compensation & Fringe Benefits:
Americas	$52,013	$56,006	(7.1)%
% of related revenues before reimbursements	67.1%	65.6%
EMEA/AP	52,535	52,617	(0.2)%
% of related revenues before reimbursements	64.2%	66.0%
Broadspire	33,589	34,714	(3.2)%
% of related revenues before reimbursements	55.6%	58.1%
Legal Settlement Administration	20,280	19,644	3.2%
% of related revenues before reimbursements	42.2%	32.7%
Total	$158,417	$162,981	(2.8)%
% of Revenues before reimbursements	59.2%	57.2%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$26,023	$26,197	(0.7)%
% of related revenues before reimbursements	33.6%	30.8%
EMEA/AP	23,647	20,006	18.2%
% of related revenues before reimbursements	28.9%	25.0%
Broadspire	26,663	28,242	(5.6)%
% of related revenues before reimbursements	44.2%	47.2%
Legal Settlement Administration	17,087	23,508	(27.3)%
% of related revenues before reimbursements	35.6%	39.0%
Total before reimbursements	93,420	97,953	(4.6)%
% of Revenues before reimbursements	34.9%	34.4%
Reimbursements	19,593	19,070	2.7%
Total	$113,013	$117,023
% of Revenues	39.3%	38.5%

Operating (Loss) Earnings:
Americas	$(512)	$3,114	(116.4)%
% of related revenues before reimbursements	(0.7)%	3.6%
EMEA/AP	5,608	7,152	(21.6)%
% of related revenues before reimbursements	6.9%	9.0%
Broadspire	137	(3,160)	104.3%
% of related revenues before reimbursements	0.2%	(5.3)%
Legal Settlement Administration	10,683	16,998	(37.2)%
% of related revenues before reimbursements	22.2%	28.3%

Deduct:
Unallocated corporate and shared costs and credits, net	(1,524)	(350)	335.4%
Net corporate interest expense	(2,169)	(4,136)	(47.6)%
Stock option expense	(122)	(155)	(21.3)%
Amortization of customer-relationship intangible assets	(1,598)	(1,499)	6.6%
Special charges	(890)	—	nm
Income before income taxes	9,613	17,964	(46.5)%
Provision for income taxes	(3,393)	(6,037)	(43.8)%
Net Income	6,220	11,927	(47.8)%
Less: Net income (loss) attributable to noncontrolling interests	155	(220)	170.5%
Net income attributable to shareholders of Crawford & Company	$6,065	$12,147	(50.1)%

nm = not meaningful

AMERICAS
Operating earnings for our Americas segment decreased from $3.1 million, or 3.6% of revenues before reimbursements, in the first quarter of 2011, to a loss of $0.5 million, or (0.7)% of revenues before reimbursements, in the first quarter of 2012. The decline in Americas operating earnings was primarily due to a lack of weather-related events in the U.S. and Canada.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance
U.S. Claims Field Operations	$26,835	$28,057	(4.4)%
Contractor Connection	5,675	5,879	(3.5)%
U.S. Technical Services	7,170	8,535	(16.0)%
U.S. Catastrophe Services	3,697	5,611	(34.1)%
Subtotal U.S. Property & Casualty	$43,377	$48,082	(9.8)%
Canada--all service lines	30,291	34,498	(12.2)%
Latin America/Caribbean--all service lines	3,856	2,737	40.9%
Total Revenues before Reimbursements	$77,524	$85,317	(9.1)%
The overall revenue decreases in the first quarter of 2012 in U.S. Claims Field Operations, Contractor Connection and U.S. Technical Services were due to a lack of weather-related events. U.S. Catastrophe Services revenues decreased due primarily to a decline in revenues from two special projects. The two special projects involved U.S. catastrophe adjusters working weather-related claims in Australia and assistance provided to our Legal Settlement Administration segment in connection with a special project.
The overall revenue decrease in the first quarter of 2012 in Canada was also due to a lack of weather-related events.
Revenue in Latin America and the Caribbean increased in the first quarter of 2012 compared with the first quarter of 2011, primarily due to growth in Brazil in the first quarter of 2012.
For the three months ended March 31, 2012 compared with the same period during 2011, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, decreasing revenues before reimbursements by 0.8%. Also contributing to the overall 9.1% revenue decrease in the first quarter of 2012 compared with the same period in 2011 was a 10.6% decline, due to a lack of weather-related events, in segment unit volume, measured principally by cases received. This was partially offset by a 2.3% increase due to a change in mix of services provided and in the rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment increased to $4.4 million for the three months ended March 31, 2012, from $3.8 million for the three months ended March 31, 2011. The increase was due primarily to increased reimbursed professional fees incurred in Canada as part of a special court-appointed assignment on a special project.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2012	March 31, 2011	Variance
U.S. Claims Field Operations	49,094	53,324	(7.9)%
Contractor Connection	31,946	37,039	(13.8)%
U.S. Technical Services	1,918	1,999	(4.1)%
U.S. Catastrophe Services	5,472	3,744	46.2%
Subtotal U.S. Property & Casualty	88,430	96,106	(8.0)%
Canada--all service lines	27,015	32,908	(17.9)%
Latin America/Caribbean--all service lines	12,979	14,567	(10.9)%
Total Americas Cases Received	128,424	143,581	(10.6)%
The 2012 decrease in cases from U.S. Claims Field Operations, Contractor Connection, U.S. Technical Services, and Canada was due primarily to lower industry-wide claims volumes, which have resulted in fewer cases referred to us from our clients, primarily due to a lack of weather-related events. The 2012 increase in U.S. Catastrophe Services was due to increased referrals from U.S. Claims Field Operations. As U.S. Claims Field Operations has reduced headcount, it has increasingly relied on U.S. Catastrophe Services to supply the resources to service cases. The 2012 decrease in cases in Latin America and the Caribbean was due primarily to a loss of certain high-frequency, low-severity affinity programs in Brazil.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 67.1% in the first quarter of 2012 compared with 65.6% in the comparable 2011 quarter.
The percentage increase was primarily due to lower utilization of our employees in the first three months of 2012 compared with the comparable period of 2011. There was an average of 2,709 full-time equivalent employees (including 95 catastrophe adjusters) in this segment during the first three months of 2012, compared with an average of 2,813 employees (including 92 catastrophe adjusters) during the comparable 2011 period.
Americas salaries and wages totaled $42.6 million and $46.3 million for the three months ended March 31, 2012 and 2011, respectively. The overall decrease in the 2012 first quarter compared with the same period in 2011 was primarily a result of a $2.8 million reduction in variable-based compensation expense, including commissions and other incentive compensation expense, compared with the prior year, with the remainder due to a reduction in the average number of full-time equivalent employees. Payroll taxes and fringe benefits for Americas totaled $9.4 million and $9.7 million in the first quarters of 2012 and 2011, respectively.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were relatively unchanged at $26.0 million, or 33.6% of segment revenues before reimbursements, for the quarter ended March 31, 2012, compared with $26.2 million, or 30.8% of segment revenues before reimbursements, for the comparable quarter of 2011.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $5.6 million, or 6.9% of revenues before reimbursements, for the three months ended March 31, 2012, compared with 2011’s first quarter operating earnings of $7.2 million, or 9.0% of revenues before reimbursements. The decline in EMEA/AP operating earnings was primarily due to a lack of weather-related activity in the United Kingdom ("U.K.").
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance
U.K.	$33,180	$36,739	(9.7)%
Continental Europe, Middle East, Africa (“CEMEA”)	23,526	22,782	3.3%
Asia/Pacific	25,084	20,254	23.8%
Total EMEA/AP Revenues before Reimbursements	$81,790	$79,775	2.5%
For the three months ended March 31, 2012 compared with the same period during 2011, the U.S. dollar was slightly weaker against most other major EMEA/AP foreign currencies, increasing revenues before reimbursements by 0.2%. EMEA/AP unit volume, measured by cases received, decreased 16.2% in the quarter ended March 31, 2012 compared with the same period in 2011. The overall decrease for the quarter was primarily due to decreases in case referrals during 2012 in the U.K., partially offset by increases in Asia/Pacific. Average revenue per claim increased 18.5% during the three months ended March 31, 2012, due to changes in the mix of services provided and in the rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $9.0 million for the three months ended March 31, 2012, from $6.8 million in the comparable 2011 period. The increase was primarily due to the increased activity in Asia/Pacific resulting from weather-related events in that area of the world.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2012	March 31, 2011	Variance
U.K.	33,042	55,883	(40.9)%
CEMEA	41,502	41,495	—%
Asia/Pacific	40,701	40,183	1.3%
Total EMEA/AP Cases Received	115,245	137,561	(16.2)%
The 2012 decrease in the U.K. was due primarily to a decrease in weather-related activity and the insourcing of high-frequency, low-severity cases by some of our clients.
Cases in CEMEA were relatively unchanged from the prior year.
Although the number of cases received in Asia/Pacific increased in the first quarter of 2012 compared with the same period in 2011, the percentage increase differs from the percentage increase in revenues because most of the cases generating the growth in revenue were received in the fourth quarter of 2011. The increase in revenues in Asia/Pacific for the first quarter of 2012 compared with the same period of 2011was the result of weather-related cases in Australia and Thailand.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 64.2% for the three months ended March 31, 2012, compared with 66.0% for the comparable period in 2011. This percentage decrease resulted primarily from the higher revenue, as the amount was relatively unchanged, with $52.5 million for the three months ended March 31, 2012, compared with $52.6 million in the same period in 2011. There was an average of 3,093 full-time equivalent employees in this segment in the first three months of 2012 compared with an average of

3,019 in the comparable 2011 period. Within the segment, there was a $3.3 million reduction in direct compensation and fringe benefits in the U.K due to a reduction in the number of full-time equivalent employees and an approximate $1.0 million reduction in pension expense. This decline was partially offset by a $2.7 million increase in Asia/Pacific resulting from hiring new employees needed to expand into new lines of business.
Salaries and wages of EMEA/AP segment personnel increased to $44.7 million for the three months ended March 31, 2012, from $44.2 million in the comparable 2011 period, primarily resulting from the overall increase in the average number of full-time equivalent employees. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $7.8 million for the quarter ended March 31, 2012, respectively, compared with $8.4 million for the same period in 2011. This decrease was primarily due to reduced U.K. pension expense.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 28.9% of EMEA/AP revenues before reimbursements for the three months ended March 31, 2012, up from 25.0% for the comparable period in 2011. The dollar amount of these expenses increased in the 2012 quarter to $23.6 million from $20.0 million in the first quarter of 2011 primarily due to the increased use of temporary employees in Asia/Pacific during the 2012 quarter that was necessary to handle the weather-related claims in Thailand and Australia.

BROADSPIRE
Our Broadspire segment reported operating earnings of $0.1 million for the first quarter of 2012, compared with an operating loss of $3.2 million in the first quarter of 2011. This improvement was primarily due to a slight improvement in revenue and shift in mix of cases, as well as benefits from our continuing efforts to more efficiently control compensation and other expenses during the quarter.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance
Workers' Compensation and Liability Claims Management	$25,107	$25,437	(1.3)%
Medical Management	31,276	29,887	4.6%
Risk Management Information Services	4,006	4,472	(10.4)%
Total Broadspire Revenues before Reimbursements	$60,389	$59,796	1.0%
Unit volumes for the Broadspire segment, measured principally by cases received, decreased 5.4% from the 2011 first quarter to the 2012 first quarter. The decrease in cases received in the first quarter of 2012 compared with the same period in 2011 is due to the reduction in casualty cases received in connection with a special project for one of our clients. Because revenues for the special project were at a much lower rate than some of our other service lines, the decrease in cases received was offset by a shift in mix of services provided. The combined result of these factors was a 1.0% increase in Broadspire segment revenues before reimbursements for the first quarter of 2012 compared with the comparable period of 2011. The overall increase is due to new clients and to increased referrals to our medical management service line.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million for the three months ended March 31, 2012, increasing from $0.9 million in the comparable 2011 period.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2012	March 31, 2011	Variance
Workers’ Compensation	37,148	33,828	9.8%
Casualty	15,604	21,919	(28.8)%
Other	4,897	5,174	(5.4)%
Total Broadspire Cases Received	57,649	60,921	(5.4)%
The 2012 increase in workers’ compensation cases was a result of new client wins and increased client retention. The significant decrease in casualty cases in the first quarter of 2012 over the same period of 2011 was a result of decreased activity in 2012 in a special project for one of our clients, which began in late 2010.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire’s direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 58.1% for the quarter ended March 31, 2011 to 55.6% in the 2012 first quarter. This percentage decrease primarily resulted from a reduction in the average number of full-time equivalent employees. Average full-time equivalent employees in this segment totaled 1,695 in the first three months of 2012, down from 1,862 in the comparable 2011 period.
Broadspire segment salaries and wages totaled $27.2 million for the three months ended March 31, 2012, decreasing 3.2% from $28.1 million in the comparable 2011 period. Payroll taxes and fringe benefits for the Broadspire segment totaled $6.4 million in the three months ended March 31, 2012, decreasing 3.0% from 2011 expenses of $6.6 million for the same comparable period. These 2012 decreases were primarily the result of the reduction in the number of full-time equivalent employees and were partially offset by approximately $0.4 million of incentive compensation expense as a result of the improved results.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 44.2% for the three months ended March 31, 2012, compared with 47.2% in the comparable 2011 period. The amount of these expenses decreased 5.6% for the three months ended March 31, 2012 compared with the same period in 2011, primarily due to an approximate $0.6 million reduction in information technology charges, a $0.4 million reduction in bad debt expense, and a $0.4 million reduction in penalties and professional indemnity expenses.

LEGAL SETTLEMENT ADMINISTRATION
Our Legal Settlement Administration segment reported operating earnings of $10.7 million for the three months ended March 31, 2012, decreasing from $17.0 million in the comparable 2011 period. The related segment operating margin decreased from 28.3% for the three months ended March 31, 2011 to 22.2% in the comparable 2012 period. The lower revenues and operating earnings in the first quarter of 2012 were primarily the result of a reduction in the revenue related to a special project that began in the summer of 2010.
Since the summer of 2010, our Legal Settlement Administration segment has been engaged to work on the Gulf Coast Claims Facility (“GCCF”) special project. During the first quarter of 2012, the U.S. District Judge overseeing the Gulf Oil Multi District Litigation (“MDL Litigation”) approved a motion to transition from the GCCF to a new court-supervised claim program as a result of the parties reaching an agreement in principle to settle the MDL Litigation. On April 18, 2012, the parties to the litigation reached definitive class action settlement agreements and, as required in the contexts of class actions, moved the Court for preliminary court approval of the agreements. On May 2, 2012, the Court granted preliminary approval of the class action settlement. Our Legal Settlement Administration segment has been selected (among others) to assist with the administration of this class action settlement. At the present time, however, we are unable to determine the future impact on the results of our Legal Settlement Administration segment as a result of this new retention.

Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy administration. Legal Settlement Administration revenues before reimbursements decreased 20.1% to $48.1 million for the three months ended March 31, 2012 compared with $60.2 million for the comparable 2011 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At March 31, 2012, we had a backlog of projects awarded totaling approximately $105.0 million, compared with $110.0 million at March 31, 2011. Of the $105.0 million backlog at March 31, 2012, an estimated $77.0 million is expected to be recognized as revenues over the remainder of 2012.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the first quarter were $5.2 million in 2012 and $7.6 million in 2011. The reduction was primarily attributable to the reduction in work for the above-described special project.
Transaction Volume
Legal Settlement Administration services are generally project-based and not denominated by individual cases. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration’s direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 42.2% in the three months ended March 31, 2012 compared with 32.7% in the comparable 2011 period. The dollar amount of these expenses increased to $20.3 million for the first quarter of 2012 compared with $19.6 million for the comparable 2011 period. During the quarter, salaries, payroll taxes, group benefits expense and defined contribution expense increased by approximately $1.8 million as a result of the increase in the number of full-time equivalent employees. This increase was partially offset by a $1.2 million decline in incentive compensation and commission expenses as a result of the decline in revenues and operating earnings. There was an average of 616 full-time equivalent employees in this segment in the first three months of 2012, compared with an average of 516 in the comparable 2011 period. The increase in the number of full-time equivalent employees is due to the reduction in the use of outsourced service providers.
Legal Settlement Administration salaries and wages totaled $17.4 million for the quarter ended March 31, 2012, and was relatively unchanged from $17.3 million in the comparable 2011 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.9 million for the three months ended March 31, 2012, compared with $2.3 million for the comparable 2011 period.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits decreased as a percent of related revenues before reimbursements to 35.6% for the three months ended March 31, 2012 from 39.0% for the comparable 2011 period. The dollar amount of these expenses decreased to $17.1 million for the first quarter of 2012 compared with $23.5 million for the comparable 2011 period, due primarily to the need for outsourced service providers to assist with the special project in 2011.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2012, we estimate that our effective annual income tax rate for 2012 will be approximately 35% before considering discrete items. The effective rate has increased during 2012 primarily due to changes in the mix of income. The U.K. has proposed legislation to decrease its corporate income tax rate. If the current proposal is enacted, we would be required to reduce our net deferred tax assets and record approximately $0.7 million of additional tax expense in the period of enactment.
The provision for income taxes on consolidated income totaled $3.4 million and $6.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in 2012 compared with 2011 was due primarily due to the overall decrease in income and to fluctuations in the mix of income earned in the jurisdictions in which the Company operates.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.5 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively. Interest income totaled $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The decline in interest expense is due primarily to the reduction in interest rates we obtained from our new credit facility entered into in December 2011. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for customer-relationship and finite-lived trade name intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. and our 2011 acquisition of Settlement Services, Inc. Amortization expense associated with these intangible assets totaled approximately $1.6 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.1 million was recognized during the three months ended March 31, 2012, compared with $0.2 million for the comparable period in 2011. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Unallocated Corporate and Shared Costs and Credits
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2012 and 2011, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were $1.5 million for the three months ended March 31, 2012 and $0.4 million for the comparable period in 2011. This increase was primarily due to increases in self-insured costs, bad debt expense, and professional fees.
Special Charges
We are in the process of outsourcing certain aspects of our U.S. technology infrastructure to third-party providers. Special charges of $0.9 million have been incurred through March 31, 2012 for severance costs, stay bonuses and certain other expenses in order to effect this transition. We expect to incur an additional $2.1 million of special charges in the second and third quarters of 2012 related to this transition.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2012, our working capital balance (current assets less current liabilities) was approximately $81.1 million, a decrease of $2.0 million from the working capital balance at December 31, 2011. Our cash and cash equivalents were $47.4 million at March 31, 2012, compared with $77.6 million at December 31, 2011.
Cash and cash equivalents as of March 31, 2012 consisted of $3.5 million held in the U.S. and $43.9 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest funds held by our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $38.2 million for the three months ended March 31, 2012, compared with $50.2 million for the comparable period of 2011. During the first three months of 2012, we made cash contributions of $1.7 million to our U.S. and U.K. defined benefit pension plans, compared with $21.7 million for the same period in 2011. The Company's operating cash needs typically peak during the first quarter due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and for capitalized software, was $8.0 million in the three months ended March 31, 2012, compared with cash used in investing activities of $8.9 million in the comparable period of 2011.
Cash Provided by Financing Activities
Cash provided by financing activities was $17.2 million for the three months ended March 31, 2012, compared with $12.6 million for the comparable period of 2011. Over the first quarter of 2012, we increased our short-term borrowings and book overdraft by $19.6 million, paid dividends of $1.4 million, and received shares from employees of Class A common stock to pay $0.9 million in withholding taxes owed by participants on the issuance of restricted and performance shares.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $18.1 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $73.4 million at March 31, 2012. Our short-term debt obligations typically peak during the first quarter of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Long-term borrowings outstanding, including current installments and capital leases, totaled $213.0 million as of March 31, 2012, compared with $212.4 million at December 31, 2011. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.
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
Financial Condition
Significant changes in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2012, compared with our Condensed Consolidated Balance Sheet as of December 31, 2011 occurred primarily due to the payment of annual incentive compensation, the funding of various defined contribution retirement plans, and certain other recurring payments:

•	Cash and cash equivalents decreased $30.2 million, or $28.9 million net of currency exchange;

•	Short-term borrowings increased $20.3 million; and

•	Accrued compensation and related costs decreased by $34.3 million.
In addition, accounts receivable and unbilled revenues increased $18.0 million, or $20.4 million net of currency exchange impacts. This increase was primarily due to an increase in the average number of days of revenue outstanding.

Off-Balance Sheet Arrangements
At March 31, 2012, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2011.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
New Accounting Standards Adopted
Additional information related to new accounting standards adopted during 2012 is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
None as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraphs 3 and 4 of Note 9, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
See Index to Exhibits on page 36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 8, 2012	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2012	/s/ W. Bruce Swain
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

10.1	Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated March 26, 2012

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated May 8, 2012

99.2	First Quarter 2012 Earnings Conference Call Presentation, dated May 8, 2012

101	XBRL Documents