Form 10-Q
period 2012-06-30
CRAWFORD & CO
filed 2012-08-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2012 was as follows:

Class A Common Stock, $1.00 par value: 29,671,970
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (unaudited) for the three months ended June 30, 2012 and 2011	3

	Condensed Consolidated Statements of Income (unaudited) for the six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three-month and six-month periods ended June 30, 2012 and 2011	5

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three-month and six-month periods ended June 30, 2012 and 2011	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

Part II. Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

Index to Exhibits		40

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2012	2011
Revenues:

Revenues before reimbursements	$293,847	$291,713
Reimbursements	25,169	22,369

Total Revenues	319,016	314,082

Costs and Expenses:

Costs of services provided, before reimbursements	212,537	210,773
Reimbursements	25,169	22,369
Total costs of services	237,706	233,142

Selling, general, and administrative expenses	59,077	57,163

Corporate interest expense, net of interest income of $262 and $192, respectively	2,387	4,118

Special charges	1,571	—

Total Costs and Expenses	300,741	294,423

Income Before Income Taxes	18,275	19,659

Provision for Income Taxes	7,583	6,005

Net Income	10,692	13,654

Less: Net Income Attributable to Noncontrolling Interests	267	185

Net Income Attributable to Shareholders of Crawford & Company	$10,425	$13,469

Earnings Per Share - Basic:
Class A Common Stock	$0.20	$0.25
Class B Common Stock	$0.19	$0.25

Earnings Per Share -Diluted:
Class A Common Stock	$0.19	$0.25
Class B Common Stock	$0.18	$0.25

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,585	28,788
Class B Common Stock	24,696	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,246	29,243
Class B Common Stock	24,696	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.03	$0.02
Class B Common Stock	$0.02	$0.02
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011
Revenues:

Revenues before reimbursements	$561,600	$576,751
Reimbursements	44,762	41,439

Total Revenues	606,362	618,190

Costs and Expenses:

Costs of services provided, before reimbursements	411,939	417,715
Reimbursements	44,762	41,439
Total costs of services	456,701	459,154

Selling, general, and administrative expenses	114,756	113,159

Corporate interest expense, net of interest income of $544 and $411, respectively	4,556	8,254

Special charges	2,461	—

Total Costs and Expenses	578,474	580,567

Income Before Income Taxes	27,888	37,623

Provision for Income Taxes	10,976	12,042

Net Income	16,912	25,581

Less: Net Income (Loss) Attributable to Noncontrolling Interests	422	(35)

Net Income Attributable to Shareholders of Crawford & Company	$16,490	$25,616

Earnings Per Share - Basic:
Class A Common Stock	$0.31	$0.48
Class B Common Stock	$0.29	$0.48

Earnings Per Share - Diluted:
Class A Common Stock	$0.31	$0.48
Class B Common Stock	$0.29	$0.48

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,417	28,587
Class B Common Stock	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,030	29,067
Class B Common Stock	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.06	$0.04
Class B Common Stock	$0.04	$0.04
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2012	2011

Net Income	$10,692	$13,654

Other Comprehensive Income (Loss):
Net foreign currency translation gain	2,034	9,158

Interest rate swap agreement loss reclassified into income, net of tax of $86 and $86, respectively	140	140

Interest rate swap agreement loss recognized during the period, net of tax of $0 and ($164), respectively	—	(267)

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $823 and $893, respectively	1,493	1,727

Other Comprehensive Income	3,667	10,758

Comprehensive Income	14,359	24,412

Less: Comprehensive income attributable to noncontrolling interests	314	200

Comprehensive Income Attributable to Shareholders of Crawford & Company	$14,045	$24,212

	Six Months Ended June 30,
(In thousands)	2012	2011

Net Income	$16,912	$25,581

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(1,163)	9,610

Interest rate swap agreement loss reclassified into income, net of tax of $172 and $176, respectively	280	286

Interest rate swap agreement loss recognized during the period, net of tax of $0 and ($189), respectively	—	(308)

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $1,646 and $1,786, respectively	2,987	3,454

Other Comprehensive Income	2,104	13,042

Comprehensive Income	19,016	38,623

Less: Comprehensive income (loss) attributable to noncontrolling interests	316	(453)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$18,700	$39,076

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,655	$77,613
Accounts receivable, less allowance for doubtful accounts of $11,816 and $10,615, respectively	185,434	161,543
Unbilled revenues, at estimated billable amounts	133,321	107,494
Prepaid expenses and other current assets	24,571	22,836
Total Current Assets	388,981	369,486
Property and Equipment:
Property and equipment	158,109	156,349
Less accumulated depreciation	(112,125)	(112,465)
Net Property and Equipment	45,984	43,884
Other Assets:
Goodwill	130,756	131,246
Intangible assets arising from business acquisitions, net	92,733	96,392
Capitalized software costs, net	63,488	60,332
Deferred income tax assets	82,934	84,454
Other noncurrent assets	26,233	25,864
Total Other Assets	396,144	398,288
TOTAL ASSETS	$831,109	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$21,305	$1,794
Accounts payable	48,606	41,806
Accrued compensation and related costs	79,153	96,440
Self-insured risks	16,707	18,817
Income taxes payable	2,672	292
Deferred income taxes	7,532	7,287
Deferred rent	15,150	15,820
Other accrued liabilities	41,295	36,104
Deferred revenues	53,788	53,844
Mandatory contributions due to pension plan	21,700	13,800
Current installments of long-term debt and capital leases	155	410
Total Current Liabilities	308,063	286,414
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	209,643	211,983
Deferred revenues	27,214	27,856
Self-insured risks	12,897	10,114
Accrued pension liabilities, less current mandatory contributions	101,606	120,195
Other noncurrent liabilities	16,889	16,808
Total Noncurrent Liabilities	368,249	386,956
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,568 and 29,086 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	29,568	29,086
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 and 24,697 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24,690	24,697
Additional paid-in capital	33,899	33,969
Retained earnings	222,901	209,323
Accumulated other comprehensive loss	(161,393)	(163,603)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	149,665	133,472
Noncontrolling interests	5,132	4,816
Total Shareholders’ Investment	154,797	138,288
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$831,109	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$16,912	$25,581
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	16,246	15,856
Stock-based compensation	1,339	1,483
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(24,803)	(33,696)
Unbilled revenues, net	(26,929)	(7,564)
Accrued or prepaid income taxes	2,367	5,604
Accounts payable and accrued liabilities	(2,168)	(17,780)
Deferred revenues	(519)	1,996
Accrued retirement costs	(8,057)	(22,985)
Prepaid expenses and other operating activities	(833)	(1,701)
Net cash used in operating activities	(26,445)	(33,206)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(8,302)	(6,175)
Proceeds from disposals of property and equipment	47	40
Capitalization of computer software costs	(8,285)	(5,766)
Payments for business acquisitions, net of cash acquired	—	(6,874)
Net cash used in investing activities	(16,540)	(18,775)

Cash Flows From Financing Activities:
Cash dividends paid	(2,763)	(2,139)
Shares used to settle withholding taxes under stock-based compensation plans	(896)	(1,645)
Repurchases of common stock	(205)	—
Increases in short-term borrowings	42,164	15,268
Payments on short-term borrowings	(21,599)	(14,144)
Payments on long-term debt and capital lease obligations	(4,352)	(3,422)
Other financing activities	(328)	20
Net cash provided by (used in) financing activities	12,021	(6,062)

Effects of exchange rate changes on cash and cash equivalents	(994)	1,709
Decrease in cash and cash equivalents	(31,958)	(56,334)
Cash and cash equivalents at beginning of year	77,613	93,540
Cash and cash equivalents at end of period	$45,655	$37,206
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT

Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)

Balance at March 31, 2012	29,560	24,697	33,017	214,008	(165,013)	136,269	4,818	141,087
Net income				10,425	—	10,425	267	10,692
Other comprehensive income	—	—	—	—	3,620	3,620	47	3,667
Cash dividends paid	—	—	—	(1,383)	—	(1,383)	—	(1,383)
Stock-based compensation	—	—	935	—	—	935	—	935
Common stock activity, net	8	(7)	(53)	(149)	—	(201)	—	(201)

Balance at June 30, 2012	$29,568	$24,690	$33,899	$222,901	$(161,393)	$149,665	$5,132	$154,797

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Net income (loss)	—	—	—	12,147	—	12,147	(220)	11,927
Other comprehensive income (loss)	—	—	—	—	2,717	2,717	(433)	2,284
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	28,782	24,697	30,286	179,869	(161,605)	102,029	5,062	107,091
Net income (loss)				13,469	—	13,469	185	13,654
Other comprehensive income	—	—	—	—	10,743	10,743	15	10,758
Cash dividends paid	—	—	—	(1,070)	—	(1,070)	—	(1,070)
Stock-based compensation	—	—	1,113	—	—	1,113	—	1,113
Common stock activity, net	13	—	20	—	—	33	—	33

Balance at June 30, 2011	$28,795	$24,697	$31,419	$192,268	$(150,862)	$126,317	$5,262	$131,579

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world's largest independent provider of claims management solutions to the risk management and insurance industry as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our significant accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months and six months ended, and our financial position as of, June 30, 2012 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2012 or for other future periods.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2012 and December 31, 2011, the liabilities of the deferred compensation plan were $10,487,000 and $9,835,000, respectively, which represent an obligation of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,697,000 and $14,446,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's Condensed Consolidated Balance Sheets.

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

3. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During each of the first two quarters of 2012, the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,928	$4,114	$6,674	$5,725	$7,462	$6,265	$12,595	$10,882
Dividends paid	889	494	576	494	1,775	988	1,151	988
Net income available to common shareholders, basic	5,817	4,608	7,250	6,219	9,237	7,253	13,746	11,870

Denominator:
Weighted-average common shares outstanding, basic	29,585	24,696	28,788	24,697	29,417	24,697	28,587	24,697
Earnings per share - basic	$0.20	$0.19	$0.25	$0.25	$0.31	$0.29	$0.48	$0.48

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,977	$4,065	$6,722	$5,677	$7,532	$6,195	$12,692	$10,785
Dividends paid	889	494	576	494	1,775	988	1,151	988
Net income available to common shareholders, diluted	5,866	4,559	7,298	6,171	9,307	7,183	13,843	11,773

Denominator:
Number of shares used in basic earnings per share computation	29,585	24,696	28,788	24,697	29,417	24,697	28,587	24,697
Weighted-average effect of dilutive securities	661	—	455	—	613	—	480	—
	30,246	24,696	29,243	24,697	30,030	24,697	29,067	24,697
Earnings per share - diluted	$0.19	$0.18	$0.25	$0.25	$0.31	$0.29	$0.48	$0.48
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average market price during the period	1,144	1,111	1,179	1,388
Performance stock grants excluded because performance conditions had not been met (1)	1,027	1,015	1,027	1,015
(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance goals for approximately 390,000 of the Company's outstanding performance stock grants as of June 30, 2012 are expected to be achieved by December 31, 2012, provided certain performance conditions are met.
The following table details additional shares issued during the three months and six months ended June 30, 2012 and June 30, 2011. These shares are included in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
CRDA issued under non-employee director stock plan	7	5	58	64
CRDA issued under the U.K. ShareSave Scheme	2	8	8	8
CRDA issued upon vesting of performance shares	50	—	467	721

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, which replaces Crawford's prior program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. Through June 30, 2012, we have repurchased 50,000 shares of CRDA and 7,000 shares of CRDB at an average cost of $3.60 and $3.83 per share, respectively.

4. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements from time to time. The Company currently has a forward-starting interest rate swap agreement with a notional amount of $85,000,000, which expires September 30, 2012. At June 30, 2012 and December 31, 2011, the fair value of the Company's interest rate swap was a liability of $226,000 and $667,000, respectively. As a result of entering a new credit facility in December 2011, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in interest rates. Accordingly, changes to the fair value of this swap agreement are recorded by the Company as an interest expense adjustment rather than a component of the Company's accumulated other comprehensive loss. Such amount was insignificant for the three months and six months ended June 30, 2012 and 2011. Because it is still probable that the forecasted transactions that were hedged will occur, the amount recorded in accumulated other comprehensive loss as of the hedge discontinuance date related to the interest rate swap agreement will be reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occur.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Loss Recognized in
	Accumulated Other		Loss Reclassified from
	Comprehensive Loss (“OCL”) on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Three Months Ended June 30,	2012	2011	2012	2011
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$431	$—	$226
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	226	—

	Loss Recognized in Accumulated		Loss Reclassified from
	OCL on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Six Months Ended June 30,	2012	2011	2012	2011
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$498	$—	$462
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	452	—

___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate interest expense" in the Company’s unaudited Condensed Consolidated Statements of Income.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(274)	$(766)	$(414)	$(871)
Loss reclassified into income, net of tax	140	140	280	286
Loss recognized during period, net of tax	—	(267)	—	(308)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$(134)	$(893)	$(134)	$(893)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable by our Canadian subsidiary to the U.S. parent. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have not elected to designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not totally offset changes in the value of the intercompany note as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The fair value of the cross currency basis swap was a net asset of $77,000 at June 30, 2012 and a net liability of $49,000 at December 31, 2011.
The Company’s swap agreements contain provisions providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreements. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligations under the swap agreements at values determined at the time of default. At June 30, 2012, no such default existed and the Company had no assets posted as collateral under its swap agreements.

5. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2012
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	77	—	77	—
Liabilities:
Derivative not designated as hedging instrument:
Interest rate swap (3)	226	—	226	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. The fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

(3)
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2012 and 2011 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$543	$665	$1,075	$1,299
Interest cost	8,729	8,940	17,391	17,768
Expected return on assets	(10,577)	(10,308)	(21,055)	(20,486)
Amortization of transition obligation	11	12	22	23
Amortization of actuarial loss	2,389	2,740	4,767	5,441
Net periodic benefit cost	$1,095	$2,049	$2,200	$4,045

For the three-month period ended June 30, 2012, the Company made contributions of $4,556,000 and $1,682,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $0 and $1,750,000, respectively, for the comparable period in 2011. For the six-month period ended June 30, 2012, the Company made contributions of $4,556,000 and $3,357,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $20,000,000 and $3,458,000, respectively, for the comparable period in 2011.

7. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2012, the Company estimates that its effective annual income tax rate for 2012 will be approximately 37% to 39% before considering discrete items. The effective rate has increased during 2012 primarily due to changes in the mix of income.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Segment Information
Financial information for the three months and six months ended June 30, 2012 and 2011 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Americas	$77,575	$95,732	$155,099	$181,049
EMEA/AP	93,820	87,271	175,610	167,046
Broadspire	59,964	57,910	120,353	117,706
Legal Settlement Administration	62,488	50,800	110,538	110,950
Total Segment Revenues before Reimbursements	293,847	291,713	561,600	576,751
Reimbursements	25,169	22,369	44,762	41,439
Total Revenues	$319,016	$314,082	$606,362	$618,190

Operating Earnings (Loss):
Americas	$1,407	$10,195	$895	$13,309
EMEA/AP	11,757	7,627	17,365	14,779
Broadspire	(338)	(3,099)	(201)	(6,259)
Legal Settlement Administration	15,792	14,758	26,475	31,756
Total Segment Operating Earnings	28,618	29,481	44,534	53,585

Deduct:
Unallocated corporate and shared costs, net	(4,662)	(4,043)	(6,186)	(4,393)
Net corporate interest expense	(2,387)	(4,118)	(4,556)	(8,254)
Stock option expense	(123)	(142)	(245)	(297)
Amortization of customer-relationship intangible assets	(1,600)	(1,519)	(3,198)	(3,018)
Special charges	(1,571)	—	(2,461)	—
Income before Income Taxes	$18,275	$19,659	$27,888	$37,623
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

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Americas
U.S. Claims Field Operations	$26,774	$30,571	$53,609	$58,628
Contractor Connection	6,931	6,029	12,606	11,908
U.S. Technical Services	7,092	8,451	14,262	16,986
U.S. Catastrophe Services	5,461	10,014	9,158	15,625
Subtotal U.S. Property & Casualty	46,258	55,065	89,635	103,147
Canada--all service lines	28,614	36,322	58,905	70,820
Latin America/Caribbean--all service lines	2,703	4,345	6,559	7,082
Total Americas	$77,575	$95,732	$155,099	$181,049

Broadspire
Workers Compensation and Liability Claims Management	$25,010	$24,362	$50,117	$49,799
Medical Management	30,929	29,273	62,205	59,160
Risk Management Information Services	4,025	4,275	8,031	8,747
Total Broadspire	$59,964	$57,910	$120,353	$117,706

9. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2012, the aggregate committed amount of letters of credit outstanding under the credit facility was $18,837,000.
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

10. Special Charges
The Company is in the process of outsourcing certain aspects of its U.S. technology infrastructure to third-party providers. Special charges of $1,571,000 and $2,461,000 were incurred in the quarter and six months ended June 30, 2012 for severance costs, stay bonuses and certain other expenses in order to effect this transition. At June 30, 2012, $1,206,000 of these costs were accrued in "Accrued compensation and related costs" and $504,000 of these costs were accrued in "Accounts payable" in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company expects to pay these accrued liabilities and to incur an additional $300,000 of special charges in the third quarter of 2012 related to this transition.
There were no special charges during the three months or six months ended June 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2012, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2011, and the related consolidated statements of operations, shareholders' investment, noncontrolling interests, and comprehensive income (loss), and cash flows for the year then ended (not presented herein) and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Atlanta, Georgia
August 6, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements relate to, among other things, reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements contained in this report.

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
As a result, undue reliance should not be placed on any forward-looking statements.
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2011. As described in Note 1, "Basis of Presentation," the financial statements of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insured markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific, including Australia and New Zealand. Broadspire serves the self-insurance marketplace, primarily in the U.S.. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.
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
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policyholders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase. This usually results in a reduction in industry-wide claim volumes, which generally reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. Although the insurance industry underwriting cycle has been characterized in prior years as soft, the property-casualty underwriting cycle remains volatile and is transitioning to a hard market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current soft market may have on us in the future or the timing of when the market may harden in the future.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 0.7% (increase of 1.7% in constant dollars) for the three months ended June 30, 2012 and decreased 2.6% (decrease of 2.0% in constant dollars) for the six months ended June 30, 2012, compared with the same periods of 2011. The increase in revenues for the quarter was primarily due to increases in revenues in our Legal Settlement Administration, EMEA/AP, and Broadspire segments, offsetting a decrease in revenues in our Americas segment. The decrease in revenues in the six-month period was primarily in our Americas segment, partially offset by increases in revenues in our EMEA/AP and Broadspire segments.
Excluding the impact of foreign currency translation, revenues before reimbursements by segment and in total were as follows:

	Three Months Ended			Six Months Ended
( in thousands, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
Americas	$79,145	$95,732	(17.3)%	$157,440	$181,049	(13.0)%
EMEA/AP	95,191	87,271	9.1%	176,770	167,046	5.8%
Broadspire	59,964	57,910	3.5%	120,353	117,706	2.2%
Legal Settlement Administration	62,488	50,800	23.0%	110,538	110,950	(0.4)%
Total Revenues before Reimbursements on a Constant Dollar Basis	$296,788	$291,713	1.7%	$565,101	$576,751	(2.0)%
Consolidated net income for the three months and six months ended June 30, 2012 included a pretax charge of $1.6 million and $2.5 million, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to third-party providers. This project is expected to continue through the 2012 third quarter. There were no special charges during the three months or six months ended June 30, 2011.
Selling, General, and Administrative (“SG&A”) expenses were 3.3% and 1.4% higher in the quarter and six months ended June 30, 2012, respectively, compared with the same periods of 2011. These increases were primarily due to higher professional indemnity self-insurance expense, compensation costs, and professional fees.
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
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income tax expense is calculated on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense is a non-cash expense for customer-relationship intangible assets resulting from business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
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
Additional discussion and analysis of our income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, stock option expense, unallocated corporate and shared costs, and any other gains and expenses follows the discussion and analysis of the results of operations of our four operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses in our consolidated results of operations. In the following discussion and analysis of segment results of operations, we do not include a gross-up of segment revenues and expenses for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings (loss). A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited condensed consolidated statements of income. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.
Segment Expenses
Our discussion and analysis of segment operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees which, as a service company, represents our most significant and variable operating expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs. These costs are more fixed in nature as compared with direct compensation and fringe benefits. Expense amounts in the following discussion and analysis exclude reimbursed out-of-pocket expenses.
Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings. If we change our allocation methods or change the types of costs that are allocated to our four operating segments, prior period results are adjusted to reflect the current allocation process.

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
Americas	$77,575	$95,732	$155,099	$181,049
EMEA/AP	93,820	87,271	175,610	167,046
Broadspire	59,964	57,910	120,353	117,706
Legal Settlement Administration	62,488	50,800	110,538	110,950
Total revenues, before reimbursements	293,847	291,713	561,600	576,751
Reimbursements	25,169	22,369	44,762	41,439
Total Revenues	$319,016	$314,082	$606,362	$618,190

Direct Compensation & Fringe Benefits:
Americas	$49,951	$57,844	$101,964	$113,850
% of related revenues before reimbursements	64.4%	60.4%	65.7%	62.9%
EMEA/AP	56,536	57,491	109,071	110,108
% of related revenues before reimbursements	60.3%	65.9%	62.1%	65.9%
Broadspire	33,102	34,396	66,691	69,110
% of related revenues before reimbursements	55.2%	59.4%	55.4%	58.7%
Legal Settlement Administration	21,744	19,017	42,024	38,661
% of related revenues before reimbursements	34.8%	37.4%	38.0%	34.8%
Total	$161,333	$168,748	$319,750	$331,729
% of Revenues before reimbursements	54.9%	57.8%	56.9%	57.5%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$26,217	$27,693	$52,240	$53,890
% of related revenues before reimbursements	33.8%	29.0%	33.7%	29.7%
EMEA/AP	25,527	22,153	49,174	42,159
% of related revenues before reimbursements	27.2%	25.4%	28.0%	25.3%
Broadspire	27,200	26,613	53,863	54,855
% of related revenues before reimbursements	45.4%	46.0%	44.8%	46.6%
Legal Settlement Administration	24,952	17,025	42,039	40,533
% of related revenues before reimbursements	39.9%	33.5%	38.0%	36.6%
Total before reimbursements	103,896	93,484	197,316	191,437
% of Revenues before reimbursements	35.4%	32.0%	35.1%	33.2%
Reimbursements	25,169	22,369	44,762	41,439
Total	$129,065	$115,853	$242,078	$232,876
% of Revenues	40.5%	36.9%	39.9%	37.7%

Operating Earnings (Loss):
Americas	$1,407	$10,195	$895	$13,309
% of related revenues before reimbursements	1.8%	10.6%	0.6%	7.4%
EMEA/AP	11,757	7,627	17,365	14,779
% of related revenues before reimbursements	12.5%	8.7%	9.9%	8.8%
Broadspire	(338)	(3,099)	(201)	(6,259)
% of related revenues before reimbursements	(0.6)%	(5.4)%	(0.2)%	(5.3)%
Legal Settlement Administration	15,792	14,758	26,475	31,756
% of related revenues before reimbursements	25.3%	29.1%	24.0%	28.6%

Deduct:
Unallocated corporate and shared costs and credits, net	(4,662)	(4,043)	(6,186)	(4,393)
Net corporate interest expense	(2,387)	(4,118)	(4,556)	(8,254)
Stock option expense	(123)	(142)	(245)	(297)
Amortization of customer-relationship intangible assets	(1,600)	(1,519)	(3,198)	(3,018)
Special charges	(1,571)	—	(2,461)	—
Income before income taxes	18,275	19,659	27,888	37,623
Provision for income taxes	(7,583)	(6,005)	(10,976)	(12,042)
Net Income	10,692	13,654	16,912	25,581
Less: Net income (loss) attributable to noncontrolling interests	267	185	422	(35)
Net income attributable to shareholders of Crawford & Company	$10,425	$13,469	$16,490	$25,616

AMERICAS
Operating earnings for our Americas segment decreased from $10.2 million, or 10.6% of revenues before reimbursements, in the second quarter of 2011, to $1.4 million, or 1.8% of revenues before reimbursements, in the second quarter of 2012. For the six months ended June 30, segment operating earnings decreased from $13.3 million, or 7.4% of revenues before reimbursements, in 2011 to $0.9 million, or 0.6% of revenues before reimbursements, in 2012. The decline in Americas operating earnings was primarily due to a lack of weather-related claims, in the U.S. and Canada.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
U.S. Claims Field Operations	$26,774	$30,571	(12.4)%	$53,609	$58,628	(8.6)%
Contractor Connection	6,931	6,029	15.0%	12,606	11,908	5.9%
U.S. Technical Services	7,092	8,451	(16.1)%	14,262	16,986	(16.0)%
U.S. Catastrophe Services	5,461	10,014	(45.5)%	9,158	15,625	(41.4)%
Subtotal U.S. Property & Casualty	46,258	55,065	(16.0)%	89,635	103,147	(13.1)%
Canada--all service lines	28,614	36,322	(21.2)%	58,905	70,820	(16.8)%
Latin America/Caribbean--all service lines	2,703	4,345	(37.8)%	6,559	7,082	(7.4)%
Total Revenues before Reimbursements	$77,575	$95,732	(19.0)%	$155,099	$181,049	(14.3)%
Revenues were negatively impacted by segment unit volume, measured principally by cases received, which decreased by 14.0% and 12.4% for the quarter and six months, respectively, compared with the same periods in 2011. For the three months and six months ended June 30, 2012 compared with the same periods during 2011, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, which also decreased revenues before reimbursements by 1.6% and 1.3%, respectively. In addition to the stronger U.S. dollar and the decreases in segment unit volume, there was an overall slightly unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 3.4% and 0.6%, in the three months and six months ended June 30, 2012, respectively.
The overall decreases in the second quarter and first six months of 2012 in U.S. Claims Field Operations and U.S. Technical Services were primarily due to a lack of weather-related events. The increases in Contractor Connection revenues in the second quarter and first six months of 2012 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. U.S. Catastrophe Services revenues decreased due primarily to a lack of weather-related events and a decline in revenues from two special projects which began in 2011. The two special projects involved U.S. catastrophe adjusters working weather-related claims in Australia and assistance provided to our Legal Settlement Administration segment in connection with a special project.
The overall revenue decreases in Canada for the second quarter and first six months of 2012 were primarily due to a decrease in the number of cases received resulting from the lack of weather-related events, carrier decisions to outsource fewer claims, a stronger U.S. dollar, and regulatory reforms to Ontario's automobile insurance legislation which substantially reduced both frequency and severity of accident benefit claims. Revenues in local currency decreased approximately 17.3% and 14.0% for the second quarter and first six months of 2012, respectively, compared with the same periods in the prior year. The mix of cases received also negatively impacted revenues during the 2012 quarter and six month period. The change in mix was the result of a decline in weather-related claims.
Revenues in Latin America and the Caribbean decreased approximately 34.8% and 2.1% in local currency in the second quarter and first six months of 2012, respectively, compared with the same periods in 2011. The decreases were primarily due to the decision by several clients in Brazil to keep their claims in-house rather than outsourcing them to us and competitive pricing pressure.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment were $3.7 million for the three months ended June 30, 2012 and $3.8 million for the three months ended June 30, 2011. Reimbursements for the six-month periods increased to $8.1 million for the six months ended June 30, 2012, compared with $7.6 million for the six months ended June 30, 2011. The six-month period increase was due primarily to increased reimbursed professional fees incurred in Canada as part of a court-appointed assignment to a special project.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
U.S. Claims Field Operations	50,650	66,385	(23.7)%	99,744	119,709	(16.7)%
Contractor Connection	40,823	33,795	20.8%	72,769	70,834	2.7%
U.S. Technical Services	1,769	2,109	(16.1)%	3,687	4,108	(10.2)%
U.S. Catastrophe Services	7,514	15,074	(50.2)%	12,986	18,818	(31.0)%
Subtotal U.S. Property & Casualty	100,756	117,363	(14.2)%	189,186	213,469	(11.4)%
Canada--all service lines	26,754	36,263	(26.2)%	53,769	69,171	(22.3)%
Latin America/Caribbean--all service lines	16,735	14,017	19.4%	29,714	28,584	4.0%
Total Americas Cases Received	144,245	167,643	(14.0)%	272,669	311,224	(12.4)%
The 2012 decreases in U.S. Claims Field Operations, U.S. Technical Services, U.S. Catastrophe Services, and Canada cases for both the three-month and six-month periods were primarily due to lower industry-wide claims volumes, primarily due to a lack of weather-related events, which resulted in fewer cases referred to us from our clients. The 2012 increases in Contractor Connection cases were due to the ongoing expansion of our direct repair network.
The 2012 increases in cases in Latin America and the Caribbean was due primarily to growth in high-frequency, low-severity claims from a nonrecurring special project.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, increased to 64.4% in the second quarter of 2012 compared with 60.4% in the comparable 2011 quarter. For the six-month period ended June 30, 2012, Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 65.7%, increasing from 62.9% in the comparable 2011 period.
These percentage increases were primarily due to lower utilization of our employees in the first six months of 2012 compared with the related 2011 period as a result of the decrease in weather-related claims activity. The dollar amount of these expenses decreased in the 2012 three-month period to $50.0 million from $57.8 million in the comparable 2011 period, and for the 2012 six-month period decreased to $102.0 million from $113.9 million in the comparable 2011 period. Approximately $1.1 million and $1.6 million of the decreases in direct compensation and fringe benefits for the three months and six months ended June 30, 2012, respectively, compared with the same respective periods in 2011, were due to changes in exchange rates. There was an average of 2,669 full-time equivalent employees (including 102 catastrophe adjusters) in this segment during the first six months of 2012, compared with an average of 2,821 employees (including 134 catastrophe adjusters) during the comparable 2011 period.
Americas salaries and wages totaled $42.2 million and $49.3 million for the three months ended June 30, 2012 and 2011, respectively. For the first six months of 2012 and 2011, Americas salaries and wages totaled $84.8 million and $95.5 million, respectively. In addition to the impact of exchange rates, the decreases in salaries and wages in the three months and six months ended June 30, 2012 compared with the same periods in 2011 were a result of a reduction in the number of employees and the decreased use of catastrophe adjusters due to reduced weather-related claims activity in 2012. Payroll taxes and fringe benefits for Americas totaled $7.8 million and $8.5 million in the second quarter of 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, payroll taxes and fringe benefits for Americas totaled $17.2 million and $18.4 million, respectively. The overall decrease in payroll taxes and fringe benefits aligned with the decreased salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $26.2 million, or 33.8% of segment revenues before reimbursements, for the quarter ended June 30, 2012, compared with $27.7 million, or 29.0% of segment revenues before reimbursements, for the comparable quarter of 2011. For the six-month period ended June 30, 2012, these expenses were $52.2 million, or 33.7% of segment revenues before reimbursements, compared with $53.9 million, or 29.7% of segment revenues before reimbursements, in the comparable 2011 period. Approximately $0.6 million and $0.8 million of the decreases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and six months ended June 30, 2012, respectively, compared with the same respective periods in 2011, were due to changes in exchange rates, with the remainder of the decreases primarily due to the decreased use of outside contractors and lower travel costs resulting from the decline in weather-related activity.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $11.8 million, or 12.5% of revenues before reimbursements, for the three months ended June 30, 2012 compared with 2011 second quarter operating earnings of $7.6 million, or 8.7% of revenues before reimbursements. Operating earnings for the six months ended June 30, 2012 increased to $17.4 million, or 9.9% of revenues before reimbursements, from $14.8 million, or 8.8% of revenues before reimbursements, in the comparable period of 2011. The increase in EMEA/AP operating earnings was primarily due to higher claim handling fees in 2012 resulting from the 2011 Thailand flooding event and other weather-related activity in Australia, partially offset by declines in weather-related activity in the U.K.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
U.K.	$35,527	$39,848	(10.8)%	$68,707	$76,587	(10.3)%
Continental Europe, Middle East, Africa (“CEMEA”)	25,520	24,185	5.5%	49,046	46,967	4.4%
Asia-Pacific	32,773	23,238	41.0%	57,857	43,492	33.0%
Total EMEA/AP Revenues before Reimbursements	$93,820	$87,271	7.5%	$175,610	$167,046	5.1%
The overall increases in revenues for the second quarter and first six months of 2012 were due to increases in CEMEA and Asia-Pacific, partially offset by decreases resulting from a decrease in case referrals in the U.K. U.K. revenue declined due to a reduction in weather-related activity compared with the prior year periods. The increase in revenue in CEMEA is primarily due to the acquisition of Studio Bolton & Associati S.r.l. ("Studio Bolton") in Italy in the 2011 second quarter and growth in high-frequency, low-severity claims in Germany, Spain and Scandinavia resulting from market share gains and a new volume claims product. The higher revenue in Asia-Pacific is associated with fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event and weather-related activity in Australia. We expect a high level of activity in Thailand for the remainder of 2012 and into 2013, although no assurances of timing or amount of revenues from this event can be provided. For the three months and six months ended June 30, 2012 compared with the same periods during 2011, the U.S. dollar was stronger against most other major EMEA/AP foreign currencies, decreasing revenues before reimbursements by 1.6% and 0.7%, respectively. As provided below, overall case volumes declined 1.5% and 9.3% for the three months and six months ended June 30, 2012 compared with the same periods of 2011. Positive changes in product mix and in the rates charged for those services of approximately 10.6% and 15.1% for the three and six month periods, respectively, compared with the same periods in 2011, primarily due to the Thailand flood claims, more than offset the decline in case volumes.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $11.8 million and $20.8 million for the three months and six months ended June 30, 2012, from $10.5 million and $17.3 million in the comparable 2011 periods. The increases were primarily due to increased reimbursed expenses from the increased weather-related activity in Asia-Pacific.

Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
U.K.	29,033	41,011	(29.2)%	62,075	96,894	(35.9)%
CEMEA	51,044	40,232	26.9%	92,546	81,727	13.2%
Asia-Pacific	39,550	40,253	(1.7)%	80,251	80,436	(0.2)%
Total EMEA/AP Cases Received	119,627	121,496	(1.5)%	234,872	259,057	(9.3)%
The decreases in cases received in the U.K. in the second quarter and six months ended June 30, 2012 compared with the same periods in 2011 were due to a decline in weather-related case activity.
The 2012 increase in CEMEA cases resulted primarily from growth in our claims management business in Belgium, Germany, and Scandinavia as well as the acquisition of Studio Bolton in Italy.
The decrease in Asia-Pacific cases was due to a decline in new weather-related cases in Australia and Thailand and fewer high-frequency, low-severity claims in Singapore, partially offset by an increase in China. Many of the flood-related cases in Thailand were received in prior periods, with the revenues from these cases recognized as it is earned. Accordingly, changes in revenues may not match changes in the number of cases received.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 60.3% and 62.1% for the three months and six months ended June 30, 2012, respectively, compared with 65.9% for each of the comparable periods in 2011. These decreases primarily reflected increased utilization of our staff as a result of the increase in revenue. The dollar amount of these expenses decreased for the three-month period to $56.5 million in 2012 from $57.5 million in 2011, and for the six-month period to $109.1 million in 2012, from $110.1 million in 2011. Approximately $0.9 million and $0.6 million of the decreases in direct compensation and fringe benefits for the three months and six months ended June 30, 2012, respectively, compared with the same periods in 2011, were due to changes in exchange rates. There was an average of 3,095 full-time equivalent employees in this segment in the first six months of 2012 compared with an average of 3,091 in the comparable 2011 period. Within the segment, there was a $3.4 million and $6.8 million reduction in direct compensation and fringe benefits in the U.K. for the three- and six-month periods ended June 30, 2012 compared with the same periods in 2011 due to a reduction in the number of full-time equivalent employees in the U.K. and an approximate $1.1 million and $2.2 million reduction in pension expense for the three-month and six-month periods ended June 30, 2012 compared with the same periods in 2011. These declines were partially offset by a $2.4 million and $5.0 million increase compensation costs in Asia-Pacific for the three-month and six-month periods ended June 30, 2012 compared with the same periods in 2011 primarily as a result of an increase in staff required to administer claims from the Thailand floods and weather-related cases in Australia.
Salaries and wages of EMEA/AP segment personnel were $48.2 million for the three months ended June 30, 2012 compared with $48.3 million in the comparable 2011 period. For the six-month periods, salaries and wages of EMEA/AP segment personnel increased slightly to $92.9 million in 2012 from $92.5 million in 2011. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $8.3 million and $16.2 million for the second quarter and six months ended June 30, 2012, respectively, compared with $9.2 million and $17.6 million for the same periods in 2011. These 2012 period decreases were primarily due to lower defined benefit pension expense in the U.K.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 27.2% and 28.0% of EMEA/AP revenues before reimbursements for the three months and six months ended June 30, 2012, respectively, increasing from 25.4% and 25.3%, respectively, for the comparable periods in 2011. The dollar amount of these expenses increased in the 2012 second quarter to $25.5 million from $22.2 million in the second quarter of 2011 and from $42.2 million in the six-month period ended June 30, 2011 to $49.2 million for the comparable period in 2012. Changes in exchange rates decreased expenses other than reimbursements, direct compensation and fringe benefits for the three months and six months ended June 30, 2012, respectively, compared with the same respective periods in 2011, by approximately $0.3 million and $0.5 million. The offsetting increases primarily resulted from expenses incurred to administer the Thailand flood claims.

BROADSPIRE
Our Broadspire segment reported an operating loss of $0.3 million for the second quarter of 2012, compared with an operating loss of $3.1 million in the second quarter of 2011. For the six months ended June 30, 2012, Broadspire's operating loss was $0.2 million, compared with $6.3 million for the comparable period in 2011. The improvement over the prior periods is due to a combination of increased revenues and higher utilization of our employees, as well as the benefit of ongoing cost control measures.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
Worker's Compensation and Liability Claims Management	$25,010	$24,362	2.7%	$50,117	$49,799	0.6%
Medical Management	30,929	29,273	5.7%	62,205	59,160	5.1%
Risk Management Information Services	4,025	4,275	(5.8)%	8,031	8,747	(8.2)%
Total Broadspire Revenues before Reimbursements	$59,964	$57,910	3.5%	$120,353	$117,706	2.2%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 11.4% from the 2011 second quarter to the 2012 second quarter and increased 2.8% for the six months ended June 30, 2012 compared with the same period in 2011. The increase in cases received in 2012 compared with the same periods in 2011 is primarily due to an increase in lower value medical-only claims. The combination of the increased amount of cases received, partially offset by a change in the mix of claims received and in the rates charged for those services, resulted in an overall 3.5% and 2.2% increase in Broadspire segment revenues before reimbursements for the second quarter and six months of 2012, respectively, compared with the comparable periods of 2011.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million and $2.0 million for the three months and six months ended June 30, 2012, compared with $1.0 million and $1.9 million in the comparable 2011 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2012	June 30, 2011	Variance	June 30, 2012	June 30, 2011	Variance
Workers’ Compensation	39,238	33,808	16.1%	76,571	67,636	13.2%
Casualty	16,523	16,071	2.8%	32,160	37,990	(15.3)%
Other	5,670	5,278	7.4%	10,567	10,452	1.1%
Total Broadspire Cases Received	61,431	55,157	11.4%	119,298	116,078	2.8%
The 2012 increase in workers’ compensation cases was a result of market share gains and increased client retention. The significant decrease in casualty cases in the 2012 six-month period from the same period of 2011 was a result of decreased claim referrals in 2012 related to a special project for one of our clients, which began in late 2010. The 2012 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs.

Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 59.4% for the 2011 second quarter to 55.2% in the 2012 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements decreased from 58.7% in 2011 to 55.4% in 2012. These decreases were due to both higher revenues and lower costs due to a decrease in the number of employees. Average full-time equivalent employees in this segment totaled 1,690 in the first six months of 2012, down from 1,846 in the comparable 2011 period.
Broadspire segment salaries and wages totaled $27.7 million and $54.9 million for the three months and six months ended June 30, 2012, respectively, decreasing 3.5% in both periods, from $28.8 million and $56.9 million, respectively, in the comparable 2011 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.4 million and $11.8 million in the three months and six months ended June 30, 2012, respectively, decreasing 5.4% and 3.3%, respectively, from 2011 expenses of $5.6 million and $12.2 million for the comparable periods. These 2012 decreases were primarily the result of the reduction in the number of full-time equivalent employees for the three-month and six-month periods ended June 30, 2012, respectively, compared with the same periods in 2011.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 45.4% and 44.8%, respectively, for the three months and six months ended June 30, 2012, compared with 46.0% and 46.6%, respectively, in the comparable 2011 periods. The amount of these expenses increased 2.2% for the quarter, but decreased 1.8% for the six months ended June 30, 2012, respectively. The primary reasons for the decrease in the six-month period ended June 30, 2012 compared with the same period in the prior year are reductions in information technology charges and in penalties and professional indemnity expenses. The primary reason for the increase in the three-month period ended June 30, 2012 compared with the same period in the prior year is an increase in bad debt expense.

LEGAL SETTLEMENT ADMINISTRATION
From the summer of 2010 through April 2012, our Legal Settlement Administration segment was engaged to work on the Gulf Coast Claims Facility (“GCCF”) special project. On May 2, 2012, the Court granted preliminary approval to the Gulf Oil Spill Deepwater Horizon class action settlement. Our Legal Settlement Administration segment has been selected (among others) to assist with the administration of this class action settlement. As a result, our Legal Settlement Administration transitioned from working on the GCCF special project to the class action settlement. Our revenues in 2012 have remained consistent with revenue levels in 2011 as a result of our work on this class action settlement, the GCCF special project and other class action settlements. No assurances of timing of the Deepwater Horizon project end date and, therefore, continued revenues, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $15.8 million and $26.5 million for the three months and six months ended June 30, 2012, respectively, compared with $14.8 million and $31.8 million in the comparable 2011 periods, respectively. The related segment operating margin decreased from 29.1% for the three months ended June 30, 2011 to 25.3% in the comparable 2012 period, and decreased from 28.6% for the six months ended June 30, 2011 to 24.0% in the comparable 2012 period. The decline in the operating margin for the three months and six months ended June 30, 2012 compared with the same periods in 2011 were primarily the result of the mix of services provided on the two large Gulf Oil Spill projects.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements increased 23.0% to $62.5 million for the three months ended June 30, 2012 compared with $50.8 million for the comparable 2011 period. For the six-month period ended June 30, 2012, Legal Settlement Administration revenues before reimbursements decreased 0.4% to $110.5 million, compared with $111.0 million for the same period in 2011. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At June 30, 2012 we had a backlog of projects awarded totaling approximately $73.0 million, compared with $75.2 million at June 30, 2011. Of the $73.0 million backlog at June 30, 2012, an estimated $59.0 million is expected to be recognized as revenues over the remainder of 2012.

Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the second quarter were $8.7 million in 2012 and $7.0 million in 2011. Reimbursements for the six months ended June 30 were $13.9 million in 2012 and $14.6 million in 2011. The variances were due primarily to changes in the number of large mailings in each period and the mail method utilized (i.e., express mail versus normal mail delivery).
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 34.8% in the three months ended June 30, 2012 compared with 37.4% in the comparable 2011 period. For the six-month period ended June 30, 2012, these expenses as a percent of revenues before reimbursements were 38.0%, compared with 34.8% in the same 2011 period. The dollar amount of these expenses increased in an amount consistent with revenue increases to $21.7 million and $42.0 million, respectively, for the second quarter and six months of 2012 compared with $19.0 million and $38.7 million, respectively, for the comparable 2011 periods.
Legal Settlement Administration salaries and wages totaled $19.8 million and $37.2 million, respectively, for the quarter and six months ended June 30, 2012, increasing 13.8% and 7.2% respectively, from $17.4 million and $34.7 million, respectively, in the comparable 2011 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $1.9 million and $4.8 million, for the three months and six months ended June 30, 2012, respectively, compared with $1.6 million and $4.0 million, respectively, for the comparable 2011 periods. The foregoing increases in the 2012 periods were due to merit pay increases and an increase in the number of full-time equivalent employees in 2012. There was an average of 615 full-time equivalent employees in this segment in the first six months of 2012, compared with an average of 539 in the comparable 2011 period.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 39.9% and 38.0% for the three months and six months ended June 30, 2012 compared with 33.5% and 36.6%, respectively, for the comparable 2011 periods. The dollar amount of these expenses increased to $25.0 million and $42.0 million, respectively, for the second quarter and first six months of 2012 compared with $17.0 million and $40.5 million, respectively, for the comparable 2011 periods as a result of the use of outsourced service providers to assist with the special projects.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2012, we estimate that our effective annual income tax rate for 2012 will be approximately 37% to 39% before considering discrete items. The effective rate has increased during 2012 primarily due to changes in the mix of income. Earlier in the year, the U.K. proposed legislation to decrease its corporate income tax rate. The legislation was enacted in July, therefore we will be required to reduce our net deferred tax assets and record approximately $0.7 million of additional tax expense in the third quarter.
The provision for income taxes on consolidated income totaled $11.0 million and $12.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in 2012 compared with 2011 was due primarily due to the overall decrease in income and to fluctuations in the mix of income earned in the jurisdictions in which the Company operates.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.6 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively. Interest income totaled $262,000 and $192,000 for the three months ended June 30, 2012 and 2011, respectively. Corporate interest expense totaled $5.1 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively. Interest income totaled $544,000 and $411,000 for the six months ended June 30, 2012 and 2011, respectively. The decline in interest expense was due primarily to the reduction in interest rates we obtained from our new credit facility entered into in December 2011. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets acquired as part of our 2006 acquisitions of Broadspire Management Services, Inc. (“BMSI”) and Specialty Liability Services, Ltd. and our 2011 acquisition of Settlement Services, Inc. Amortization expense associated with these intangible assets totaled approximately $1.6 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $123,000 and $245,000 was recognized during the three months and six months ended June 30, 2012, respectively, compared with $142,000 and $297,000 for the comparable periods in 2011, respectively. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2012 and 2011, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $4.7 million and $6.2 million for the three months and six months ended June 30, 2012, respectively, and $4.0 million and $4.4 million for the comparable periods in 2011. The increased costs for the three months ended June 30, 2012 compared with the same period in 2011 were due to an additional $1.0 million of self-insured expenses and $0.8 million of increased defined benefit pension expense partially offset by lower incentive compensation expenses and other costs. The increased costs for the six months ended June 30, 2012 compared with the same period in 2011 were due to an additional $1.4 million of self-insured expenses, $1.4 million of increased defined benefit pension expense and $0.5 increase in bad debt expense partially offset by a $0.8 million reduction in the cost of the cross currency swap and a $0.5 million reduction in 401(k) matching contribution expense.
Special Charges
We are in the process of outsourcing certain aspects of our U.S. technology infrastructure to third-party providers. Special charges of $1,571,000 and $2,461,000 were incurred in the quarter and six months ended June 30, 2012 for severance costs, stay bonuses and certain other expenses in order to effect this transition. The Company expects to incur an additional $300,000 of special charges in the third quarter of 2012 related to this transition.
There were no special charges during the three months or six months ended June 30, 2011.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2012, our working capital balance (current assets less current liabilities) was approximately $80.9 million, a decrease of $2.2 million from the working capital balance at December 31, 2011. Our cash and cash equivalents were $45.7 million at June 30, 2012, compared with $77.6 million at December 31, 2011.
Cash and cash equivalents as of June 30, 2012 consisted of $4.3 million held in the U.S. and $41.4 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $26.4 million for the six months ended June 30, 2012, compared with $33.2 million for the comparable period of 2011. The primary reason for the reduction in cash used in operating activities was due to smaller contributions to our defined benefit plans in 2012 compared with 2011. During the first six months of 2012, we made cash contributions of $4.6 million and $3.4 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $20.0 million and $3.5 million, respectively, for the same period in 2011.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment, capitalized software, and payments for business acquisitions, was $16.5 million in the six months ended June 30, 2012 compared with $18.8 million in the comparable period of 2011. The 2011 period included $6.9 million paid to acquire the net assets of three companies in the first six months of 2011.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $12.0 million for the six months ended June 30, 2012 compared with cash used in financing activities of $6.1 million for the comparable period of 2011. We reinstated a quarterly dividend in 2011 and have paid $2.8 million in dividends in the first six months of 2012, compared with $2.1 million in the first six months of 2011. During 2012, we increased our short-term borrowings and book overdraft by $20.6 million, made principal payments totaling $4.4 million on our long-term debt and capital leases, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2011, we made principal payments totaling $3.4 million on our long-term debt and capital leases and paid $1.6 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $18.8 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $80.2 million at June 30, 2012. Our short-term debt obligations typically peak during the first six months of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Long-term borrowings outstanding, including current installments and capital leases, totaled $209.8 million as of June 30, 2012 compared with $212.4 million at December 31, 2011. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Future Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our credit facility. The covenants in our credit facility limit dividend payments to shareholders.
On July 31, 2012, at its regular quarterly meeting, our Board of Directors increased the quarterly dividends to $0.04 per share on the Class A Common Stock and $0.03 per share on the Class B Common Stock, payable on August 30, 2012, to shareholders of record as of the close of business on August 21, 2012.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 compared with our Condensed Consolidated Balance Sheet as of December 31, 2011 were as follows:

•
Cash and cash equivalents decreased $32.0 million, or $31.0 million net of currency exchange, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below as well as cash contributions to the U.S. and U.K. defined benefit pension plans.

•
Accounts receivable and unbilled revenues increased $49.7 million, or $51.7 million net of currency exchange impacts. This increase was primarily due to increased Asia-Pacific and Legal Settlement Administration revenues and an increase in the average number of days of revenue outstanding from the average at year-end.

•	Income taxes currently payable increased $2.4 million due to the timing of statutory tax payments.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $5.3 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Defined Benefit Pension Plan Funding
On June 29, 2012, the House and Senate passed H.R. 4348, the "Moving Ahead for Progress in the 21st Century Act" ("MAP-21"), which was signed into law by the President on July 6, 2012. Among other things, MAP-21 includes both pension funding stabilization and Pension Benefit Guaranty Corporation premium increases and defers required contributions. We are in the process of evaluating the impact of the act on our planned contributions to our U.S. defined benefit plans over the next several years.
Off-Balance Sheet Arrangements
At June 30, 2012, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraph 3 of Note 9, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the 2012 Repurchase Authorization, which replaced Crawford's previously authorized repurchase program (the "Prior Authorization"), repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines.
The table below sets forth the repurchases of CRDA and CRDB by the Company under the applicable authorization during the quarter ended June 30, 2012. As of June 30, 2012, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,943,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs

April 1, 2012 - April 30, 2012
CRDA	—	—	—
CRDB	—	—	—
Totals as of April 30, 2012				705,863	(1)
May 1, 2012 - May 31, 2012
CRDA	—	—	—
CRDB	—	—	—
Totals as of May 31, 2012				2,000,000	(2)
June 1, 2012 - June 30, 2012
CRDA	50,000	$3.60	50,000
CRDB	7,000	$3.83	7,000
Totals as of June 30, 2012	57,000		57,000	1,943,000	(2)

(1) Shares remaining under the Prior Authorization.
(2) Shares remaining under the 2012 Repurchase Authorization.

Item 5. Other Information
On August 1, 2012, the Company entered into a new employment agreement with W. Bruce Swain, the Company's Executive Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Swain's annual base salary is $400,000, subject to annual review and increase from time to time by the Company's executive management team, and Mr. Swain is eligible to participate in the Company's Short Term Incentive Plan and Long Term Incentive Plan. Also pursuant to the agreement, Mr. Swain is eligible for target and maximum awards under the Short Term Incentive Plan of 36% and 90%, respectively, of his base salary. In addition, Mr. Swain is eligible to participate in all executive-level employee benefit plans and programs, including receipt of a specified car allowance.
In the event that Mr. Swain's employment is terminated for reasons other than “cause,” or in the event of a “change-in-control” of the Company, as solely defined by the Company's Chief Executive Officer, Mr. Swain will be entitled to receive: (i) eighteen months of his then-current base salary and (ii) the pro-rated amount of any bonus which would have been earned for the year in which he is terminated, provided all applicable performance conditions are met. Any payments to be made in the event of a termination without cause or in the event of a change-in-control under the agreement are subject to Mr. Swain entering into an agreement with the Company regarding a general release of claims and non-competition, non-disclosure and non-solicitation covenants, among other things.
In connection with entering into the agreement, Mr. Swain also entered into a confidentiality and non-solicitation agreement. The confidentiality and non-solicitation agreement requires Mr. Swain to comply with confidentiality, non-competition, non-disclosure and non-solicitation covenants during the term of the agreement and for specified periods after the termination of his employment.
The foregoing description of the agreement is qualified in its entirety by reference to the Terms of Employment Agreement between W. Bruce Swain, Jr. and the Company, dated August 1, 2012, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits
See Index to Exhibits on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 6, 2012	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2012	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
First Amendment to Credit Agreement, dated as of July 20, 2012, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto

10.2	Terms of Employment Agreement between Emanuel V. Lauria, Jr. and the Registrant, dated June 1, 2012

10.3	Terms of Employment Agreement between Vince E. Cole and the Registrant, dated June 4, 2012

10.4	Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated August 1, 2012

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated August 6, 2012

99.2	Second Quarter 2012 Earnings Conference Call Presentation, presented August 6, 2012

101	XBRL Documents