Form 10-Q
period 2012-09-30
CRAWFORD & CO
filed 2012-11-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2012 was as follows:

Class A Common Stock, $1.00 par value: 29,648,422
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (unaudited) for the three months ended September 30, 2012 and 2011	3

	Condensed Consolidated Statements of Income (unaudited) for the nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2012 and 2011	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three-month and nine-month periods ended September 30, 2012 and 2011	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Report of Independent Registered Public Accounting Firm	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

Index to Exhibits		41

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2012	2011
Revenues:

Revenues before reimbursements	$302,136	$282,967
Reimbursements	22,110	25,252

Total Revenues	324,246	308,219

Costs and Expenses:

Costs of services provided, before reimbursements	211,589	211,577
Reimbursements	22,110	25,252
Total costs of services	233,699	236,829

Selling, general, and administrative expenses	59,211	53,615

Corporate interest expense, net of interest income of $282 and $204, respectively	2,229	4,142

Special charges and arbitration award	333	(6,992)

Total Costs and Expenses	295,472	287,594

Income Before Income Taxes	28,774	20,625

Provision for Income Taxes	10,237	5,295

Net Income	18,537	15,330

Less: Net Income Attributable to Noncontrolling Interests	322	34

Net Income Attributable to Shareholders of Crawford & Company	$18,215	$15,296

Earnings Per Share - Basic:
Class A Common Stock	$0.34	$0.29
Class B Common Stock	$0.33	$0.28

Earnings Per Share -Diluted:
Class A Common Stock	$0.33	$0.28
Class B Common Stock	$0.33	$0.28

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,690	29,019
Class B Common Stock	24,690	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,472	29,897
Class B Common Stock	24,690	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.04	$0.03
Class B Common Stock	$0.03	$0.02
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011
Revenues:

Revenues before reimbursements	$863,736	$859,718
Reimbursements	66,872	66,691

Total Revenues	930,608	926,409

Costs and Expenses:

Costs of services provided, before reimbursements	623,528	629,292
Reimbursements	66,872	66,691
Total costs of services	690,400	695,983

Selling, general, and administrative expenses	173,967	166,774

Corporate interest expense, net of interest income of $826 and $615, respectively	6,785	12,396

Special charges and arbitration award	2,794	(6,992)

Total Costs and Expenses	873,946	868,161

Income Before Income Taxes	56,662	58,248

Provision for Income Taxes	21,213	17,337

Net Income	35,449	40,911

Less: Net Income (Loss) Attributable to Noncontrolling Interests	744	(1)

Net Income Attributable to Shareholders of Crawford & Company	$34,705	$40,912

Earnings Per Share - Basic:
Class A Common Stock	$0.65	$0.77
Class B Common Stock	$0.62	$0.76

Earnings Per Share - Diluted:
Class A Common Stock	$0.65	$0.76
Class B Common Stock	$0.62	$0.75

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,508	28,733
Class B Common Stock	24,695	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,162	29,420
Class B Common Stock	24,695	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.10	$0.07
Class B Common Stock	$0.07	$0.06
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2012	2011

Net Income	$18,537	$15,330

Other Comprehensive (Loss) Income:
Net foreign currency translation loss	(3,899)	(4,907)

Interest rate swap agreement loss reclassified into income, net of tax of $82 and $87, respectively	134	141

Interest rate swap agreement gain recognized during the period, net of tax of $134	—	217

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $822 and $893, respectively	1,494	1,727

Other Comprehensive Loss	(2,271)	(2,822)

Comprehensive Income	16,266	12,508

Less: Comprehensive income (loss) attributable to noncontrolling interests	342	(12)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$15,924	$12,520

	Nine Months Ended September 30,
(In thousands)	2012	2011

Net Income	$35,449	$40,911

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(5,062)	4,703

Interest rate swap agreement loss reclassified into income, net of tax of $253 and $263, respectively	414	427

Interest rate swap agreement loss recognized during the period, net of tax of ($56)	—	(91)

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $2,468 and $2,680, respectively	4,481	5,181

Other Comprehensive (Loss) Income	(167)	10,220

Comprehensive Income	35,282	51,131

Less: Comprehensive income (loss) attributable to noncontrolling interests	658	(465)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$34,624	$51,596

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$66,389	$77,613
Accounts receivable, less allowance for doubtful accounts of $12,417 and $10,615, respectively	177,065	161,543
Unbilled revenues, at estimated billable amounts	134,800	107,494
Prepaid expenses and other current assets	24,516	22,836
Total Current Assets	402,770	369,486
Property and Equipment:
Property and equipment	153,299	156,349
Less accumulated depreciation	(109,281)	(112,465)
Net Property and Equipment	44,018	43,884
Other Assets:
Goodwill	131,149	131,246
Intangible assets arising from business acquisitions, net	90,749	96,392
Capitalized software costs, net	65,104	60,332
Deferred income tax assets	82,088	84,454
Other noncurrent assets	25,987	25,864
Total Other Assets	395,077	398,288
TOTAL ASSETS	$841,865	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$17,779	$1,794
Accounts payable	45,911	41,806
Accrued compensation and related costs	78,051	96,440
Self-insured risks	15,266	18,817
Income taxes payable	11,880	292
Deferred income taxes	7,741	7,287
Deferred rent	14,968	15,820
Other accrued liabilities	42,226	36,104
Deferred revenues	59,839	53,844
Mandatory contributions due to pension plan	15,720	13,800
Current installments of long-term debt and capital leases	695	410
Total Current Liabilities	310,076	286,414
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	206,883	211,983
Deferred revenues	26,715	27,856
Self-insured risks	14,137	10,114
Accrued pension liabilities, less current mandatory contributions	97,077	120,195
Other noncurrent liabilities	17,116	16,808
Total Noncurrent Liabilities	361,928	386,956
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,723 and 29,086 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29,723	29,086
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 and 24,697 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24,690	24,697
Additional paid-in capital	35,060	33,969
Retained earnings	238,911	209,323
Accumulated other comprehensive loss	(163,684)	(163,603)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	164,700	133,472
Noncontrolling interests	5,161	4,816
Total Shareholders’ Investment	169,861	138,288
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$841,865	$811,658
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$35,449	$40,911
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,510	23,804
Arbitration award	—	(6,992)
Stock-based compensation	2,267	2,709
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(17,764)	(30,179)
Unbilled revenues, net	(29,867)	(6,654)
Accrued or prepaid income taxes	12,107	6,308
Accounts payable and accrued liabilities	(2,713)	(23,309)
Deferred revenues	3,888	566
Accrued retirement costs	(16,064)	(22,313)
Prepaid expenses and other operating activities	(1,486)	(2,449)
Net cash provided by (used in) operating activities	10,327	(17,598)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(10,524)	(9,326)
Proceeds from disposals of property and equipment	47	84
Cash received in arbitration settlement	—	4,913
Capitalization of computer software costs	(12,408)	(11,963)
Payments for business acquisitions, net of cash acquired	—	(6,874)
Net cash used in investing activities	(22,885)	(23,166)

Cash Flows From Financing Activities:
Cash dividends paid	(4,693)	(3,505)
Shares used to settle withholding taxes under stock-based compensation plans	(896)	(1,653)
Proceeds from employee stock-based compensation plans	493	588
Repurchases of common stock	(567)	—
Increases in short-term borrowings	48,345	59,252
Payments on short-term borrowings	(32,182)	(36,432)
Payments on long-term debt and capital lease obligations	(6,496)	(4,145)
Other financing activities	(466)	(41)
Net cash provided by financing activities	3,538	14,064

Effects of exchange rate changes on cash and cash equivalents	(2,204)	1,194
Decrease in cash and cash equivalents	(11,224)	(25,506)
Cash and cash equivalents at beginning of year	77,613	93,540
Cash and cash equivalents at end of period	$66,389	$68,034
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)

Balance at March 31, 2012	29,560	24,697	33,017	214,008	(165,013)	136,269	4,818	141,087
Net income	—	—	—	10,425	—	10,425	267	10,692
Other comprehensive income	—	—	—	—	3,620	3,620	47	3,667
Cash dividends paid	—	—	—	(1,383)	—	(1,383)	—	(1,383)
Stock-based compensation	—	—	935	—	—	935	—	935
Common stock activity, net	8	(7)	(53)	(149)	—	(201)	—	(201)

Balance at June 30, 2012	29,568	24,690	33,899	222,901	(161,393)	149,665	5,132	154,797
Net income	—	—	—	18,215	—	18,215	322	18,537
Other comprehensive (loss) income	—	—	—	—	(2,291)	(2,291)	20	(2,271)
Cash dividends paid	—	—	—	(1,930)	—	(1,930)	—	(1,930)
Stock-based compensation	—	—	928	—	—	928	—	928
Common stock activity, net	155	—	233	(275)	—	113	—	113
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(313)	(313)

Balance at September 30, 2012	$29,723	$24,690	$35,060	$238,911	$(163,684)	$164,700	$5,161	$169,861

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2011	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Net income (loss)	—	—	—	12,147	—	12,147	(220)	11,927
Other comprehensive income (loss)	—	—	—	—	2,717	2,717	(433)	2,284
Cash dividends paid	—	—	—	(1,069)	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	370	—	—	370	—	370
Common stock activity, net	780	—	(2,432)	—	—	(1,652)	—	(1,652)

Balance at March 31, 2011	28,782	24,697	30,286	179,869	(161,605)	102,029	5,062	107,091
Net income	—	—	—	13,469	—	13,469	185	13,654
Other comprehensive income	—	—	—	—	10,743	10,743	15	10,758
Cash dividends paid	—	—	—	(1,070)	—	(1,070)	—	(1,070)
Stock-based compensation	—	—	1,113	—	—	1,113	—	1,113
Common stock activity, net	13	—	20	—	—	33	—	33

Balance at June 30, 2011	28,795	24,697	31,419	192,268	(150,862)	126,317	5,262	131,579
Net income	—	—	—	15,296	—	15,296	34	15,330
Other comprehensive loss	—	—	—	—	(2,776)	(2,776)	(46)	(2,822)
Cash dividends paid	—	—	—	(1,366)	—	(1,366)	—	(1,366)
Stock-based compensation	—	—	1,226	—	—	1,226	—	1,226
Common stock activity, net	277	—	277	—	—	554	—	554
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(237)	(237)

Balance at September 30, 2011	$29,072	$24,697	$32,922	$206,198	$(153,638)	$139,251	$5,013	$144,264

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our significant accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months and nine months ended, and our financial position as of, September 30, 2012 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2012 or for other future periods.
In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2012 and December 31, 2011, the liabilities of the deferred compensation plan were $10,063,000 and $9,835,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,812,000 and $14,446,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's Condensed Consolidated Balance Sheets.

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

3. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of our Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During each of the first three quarters of 2012 and in the quarter ended September 30, 2011, the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$8,891	$7,394	$7,525	$6,405	$16,339	$13,673	$20,116	$17,291
Dividends paid	1,190	740	872	494	2,965	1,728	2,023	1,482
Net income available to common shareholders, basic	10,081	8,134	8,397	6,899	19,304	15,401	22,139	18,773

Denominator:
Weighted-average common shares outstanding, basic	29,690	24,690	29,019	24,697	29,508	24,695	28,733	24,697
Earnings per share - basic	$0.34	$0.33	$0.29	$0.28	$0.65	$0.62	$0.77	$0.76

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$8,996	$7,289	$7,628	$6,302	$16,501	$13,511	$20,336	$17,071
Dividends paid	1,190	740	872	494	2,965	1,728	2,023	1,482
Net income available to common shareholders, diluted	10,186	8,029	8,500	6,796	19,466	15,239	22,359	18,553

Denominator:
Weighted-average common shares outstanding, basic	29,690	24,690	29,019	24,697	29,508	24,695	28,733	24,697
Weighted-average number of dilutive securities	782	—	878	—	654	—	687	—
	30,472	24,690	29,897	24,697	30,162	24,695	29,420	24,697
Earnings per share - diluted	$0.33	$0.33	$0.28	$0.28	$0.65	$0.62	$0.76	$0.75
Listed below are the securities excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,135	968	1,164	1,354
Performance stock grants excluded because performance conditions had not been met (1)	1,019	722	1,019	722
(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance goals for approximately 380,000 of the Company's outstanding performance stock grants as of September 30, 2012 are expected to be achieved by December 31, 2012.
The following table details additional shares issued during the three months and nine months ended September 30, 2012 and September 30, 2011. These shares are included in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
CRDA issued under non-employee director stock plan	96	4	154	69
CRDA issued under the Employee Stock Purchase Plan	148	241	148	241
CRDA issued under the U.K. ShareSave Scheme	—	9	8	16
CRDA issued upon vesting of performance shares	—	21	467	742
CRDA issued under the stock option plan	—	2	—	2

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. Through September 30, 2012, we have repurchased 136,306 shares of CRDA and 7,000 shares of CRDB at an average cost of $3.95 and $3.83 per share, respectively.

4. Derivative Instruments
The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements from time to time. The Company had a forward-starting interest rate swap agreement with a notional amount of $85,000,000, which expired September 30, 2012. At September 30, 2012 and December 31, 2011, the fair value of the Company's interest rate swap was a liability of $0 and $667,000, respectively. The balance at December 31, 2011 was recorded in "Other accrued liabilities" in the Company’s Condensed Consolidated Balance Sheets, based upon the term of the interest rate swap. As a result of entering into a new credit facility in December 2011, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in interest rates. Accordingly, changes to the fair value of this swap agreement were recorded by the Company as an interest expense adjustment rather than a component of the Company's accumulated other comprehensive loss. Such amount was insignificant for the three months and nine months ended September 30, 2012 and 2011.
The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the tables below:

	Gain Recognized in
	Accumulated Other		Loss Reclassified from
	Comprehensive Loss (“OCL”) on		Accumulated OCL into Income -
(in thousands)	Derivative - Effective Portion		Effective Portion (1)
Three Months Ended September 30,	2012	2011	2012	2011
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$351	$—	$(228)
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	(216)	—

	Loss Recognized in Accumulated		Loss Reclassified from
	OCL on Derivative -		Accumulated OCL into Income -
(in thousands)	Effective Portion		Effective Portion (1)
Nine Months Ended September 30,	2012	2011	2012	2011
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$(147)	$—	$(690)
Interest Rate Swap Discontinued as a Cash Flow Hedge	—	—	(667)	—

___________________________________________
(1)The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate interest expense" in the Company’s unaudited Condensed Consolidated Statements of Income.
The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedge for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(134)	$(893)	$(414)	$(871)
Loss reclassified into income, net of tax	134	141	414	427
Gain (loss) recognized during period, net of tax	—	217	—	(91)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$—	$(535)	$—	$(535)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable by our Canadian subsidiary to the U.S. parent. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The fair value of the cross currency basis swap was a net liability of $1,138,000 at September 30, 2012 and $49,000 at December 31, 2011.
The Company’s swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At September 30, 2012, no such default existed and the Company had no assets posted as collateral under its swap agreement.

5. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2012
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Liabilities:
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	1,138	—	1,138	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. At September 30, 2012, $452,000 of the fair value of the cross currency basis swap is included in "Other accrued liabilities" and $686,000 of the fair value of the cross currency basis swap is included in "Other noncurrent liabilities" on the Company’s Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets every 90 days; therefore, the recorded value approximates fair value.
There were no transfers between fair value levels during the three or nine months ended September 30, 2012.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2012 and 2011 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$521	$668	$1,596	$1,967
Interest cost	8,641	8,949	26,032	26,717
Expected return on assets	(10,458)	(10,317)	(31,513)	(30,803)
Amortization of transition obligation	11	12	33	35
Amortization of actuarial loss	2,376	2,743	7,143	8,184
Net periodic benefit cost	$1,091	$2,055	$3,291	$6,100

For the three-month period ended September 30, 2012, the Company made contributions of $8,920,000 and $1,628,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $0 and $1,767,000, respectively, for the comparable period in 2011. For the nine-month period ended September 30, 2012, the Company made contributions of $13,476,000 and $4,984,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $20,000,000 and $5,225,000, respectively, for the comparable period in 2011.

7. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2012, the Company estimates that its effective annual income tax rate for 2012 will be approximately 36% to 38% before considering discrete items. The 2012 expected effective rate has increased compared with the 2012 rate estimated as of December 31, 2011, primarily due to changes in the mix of income. In July 2012, the U.K. enacted legislation to decrease its corporate income tax rate. Therefore, we were required to reduce our net deferred tax assets associated with this jurisdiction and recorded approximately $290,000 of additional tax expense in the third quarter of 2012. This increase was largely offset by decreases to tax expense for other discrete items in this period.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Segment Information
Financial information for the three months and nine months ended September 30, 2012 and 2011 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Americas	$85,879	$94,651	$240,978	$275,700
EMEA/AP	95,876	86,970	271,486	254,016
Broadspire	59,759	58,855	180,112	176,561
Legal Settlement Administration	60,622	42,491	171,160	153,441
Total Segment Revenues before Reimbursements	302,136	282,967	863,736	859,718
Reimbursements	22,110	25,252	66,872	66,691
Total Revenues	$324,246	$308,219	$930,608	$926,409

Operating Earnings (Loss):
Americas	$6,534	$6,780	$7,429	$20,089
EMEA/AP	12,988	5,686	30,353	20,465
Broadspire	(216)	(2,925)	(417)	(9,184)
Legal Settlement Administration	15,639	10,781	42,114	42,537
Total Segment Operating Earnings	34,945	20,322	79,479	73,907

(Deduct)/Add:
Unallocated corporate and shared costs, net	(1,986)	(956)	(8,172)	(5,349)
Net corporate interest expense	(2,229)	(4,142)	(6,785)	(12,396)
Stock option expense	(77)	(78)	(322)	(375)
Amortization of customer-relationship intangible assets	(1,546)	(1,513)	(4,744)	(4,531)
Special charges and arbitration award	(333)	6,992	(2,794)	6,992
Income before Income Taxes	$28,774	$20,625	$56,662	$58,248
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
Segment operating earnings include allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts are adjusted to reflect the current allocation process.

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Americas
U.S. Claims Field Operations	$26,863	$28,850	$80,472	$87,494
Contractor Connection	8,175	5,971	20,781	17,879
U.S. Technical Services	7,060	7,960	21,322	24,930
U.S. Catastrophe Services	9,573	12,888	18,731	28,513
Subtotal U.S. Property & Casualty	51,671	55,669	141,306	158,816
Canada--all service lines	31,491	34,728	90,396	105,548
Latin America/Caribbean--all service lines	2,717	4,254	9,276	11,336
Total Americas	$85,879	$94,651	$240,978	$275,700

Broadspire
Workers Compensation and Liability Claims Management	$25,277	$25,080	$75,394	$74,879
Medical Management	30,518	29,787	92,723	88,947
Risk Management Information Services	3,964	3,988	11,995	12,735
Total Broadspire	$59,759	$58,855	$180,112	$176,561

9. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2012, the aggregate committed amount of letters of credit outstanding under the credit facility was $18,837,000.
In the normal course of the claims administration services business, the Company is sometimes named as a defendant in suits by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may in the future bring, actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable risks.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Special Charges and Arbitration Award
During the third quarter 2012, the Company outsourced certain aspects of its U.S. technology infrastructure to a third-party service provider. Special charges of $333,000 and $2,794,000 were incurred in the quarter and nine months ended September 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses in in connection with this outsourcing. At September 30, 2012, $389,000 of these costs were accrued in "Accrued compensation and related costs" and $40,000 of these costs were accrued in "Accounts payable" in the accompanying unaudited Condensed Consolidated Balance Sheets and are expected to be fully paid by the end of the year.
The Company and Platinum Equity, LLC ("Platinum") were engaged in an arbitration regarding breaches in the representations and warranties contained in the agreement under which the Company acquired Broadspire Management Services, Inc. from Platinum in October 2006. In the third quarter of 2011, the panel arbitrating this matter issued its final decision, which resulted in the Company recognizing a pretax arbitration award of $6,992,000 in the third quarter of 2011. Portions of the award were considered to be adjustments to the purchase price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2012, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.
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
November 5, 2012

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition, results of operations and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	continued lower than historical volumes of cases referred to us for many of our service lines,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of material customers,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	successful and timely transition of certain aspects of our U.S. technology infrastructure to a third-party service provider,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our failure to achieve targeted integration goals with the implementation of RiskTech, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 and December 31, 2011 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2011. As described in Note 1, "Basis of Presentation," the financial statements of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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
We also perform legal settlement administration services related to securities, product liability, and other class action settlements and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are usually referred to by us as class action services.
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

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on claims in the period the claim is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific claim assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.
In the insurance industry, the underwriting cycle is often said to be in either a “soft” or “hard” market. A soft market usually results when insurance companies focus more on increasing their premium income and focus less on controlling underwriting risks. A soft market often occurs in conjunction with strong financial markets or in a period with a lack of catastrophe losses. Insurance companies often attempt to derive a significant portion of their earnings from their investment portfolios, and their focus may turn to collecting more premium income to invest under the assumption that increased investment income and gains will offset higher claim costs that usually result from relaxed underwriting standards. Due to competition in the industry during periods in which a soft market exists, insurance companies usually concentrate on growing their premium base by increasing the number of policies in-force instead of raising individual policy premiums. When the insurance underwriting market is soft, insurance companies are generally more aggressive in the risks they underwrite, and insurance premiums and policy deductibles typically decline. This usually results in an increase in industry-wide claim referrals which often will increase claim referrals to us provided that we are able to maintain our existing market share. However, if a soft market coincides with a period of low catastrophic claims activity, industry-wide claim volumes may not increase.
A transition from a soft to a hard market is usually caused by one or two key factors, or sometimes a combination of both: weak financial markets or unacceptable losses from policyholders. When investments held by insurance companies begin to perform poorly, insurance companies typically turn their focus to attempting to better control underwriting risks and claim costs. However, even if financial markets perform well, the relaxed underwriting standards in a soft market can lead to unacceptable increases in the frequency and cost of claims, especially in geographic areas that are prone to frequent weather-related catastrophes. During a hard insurance underwriting market, insurance companies generally become more selective in the risks they underwrite, and insurance premiums and policy deductibles typically increase. This usually results in a reduction in industry-wide claim volumes, which often reduces claim referrals to us unless we are able to offset the decline in claim referrals with growth in our market share. Although the insurance industry underwriting cycle has been characterized in prior years as soft, the property-casualty underwriting cycle remains volatile and may be transitioning to a harder market. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future.
The legal settlement administration market is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues from legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 6.8% (increase of 9.5% in constant dollars) for the three months ended September 30, 2012 and 0.5% (1.8% in constant dollars) for the nine months ended September 30, 2012, compared with the same periods of 2011. The increase in revenues for the quarter and nine-month period was primarily due to increases in revenues in our Legal Settlement Administration, EMEA/AP, and Broadspire segments, offsetting a decrease in revenues in our Americas segment.
Excluding the impact of foreign currency translation, revenues before reimbursements by segment and in total were as follows:

	Three Months Ended			Nine Months Ended
( in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
Americas	$86,780	$94,651	(8.3)%	$244,253	$275,700	(11.4)%
EMEA/AP	102,609	86,970	18.0%	279,542	254,016	10.0%
Broadspire	59,759	58,855	1.5%	180,112	176,561	2.0%
Legal Settlement Administration	60,622	42,491	42.7%	171,160	153,441	11.5%
Total Revenues before Reimbursements on a Constant Dollar Basis	$309,770	$282,967	9.5%	$875,067	$859,718	1.8%
Consolidated net income for the three months and nine months ended September 30, 2012 included a pretax special charge of $0.3 million and $2.8 million, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to a third-party service provider. Consolidated net income for the three months and nine months ended September 30, 2011 included the impact of an arbitration award of $7.0 million. See Note 10 to the accompanying unaudited condensed consolidated financial statements for further descriptions of the special charges and arbitration award.
Selling, General, and Administrative (“SG&A”) expenses were 10.4% and 4.3% higher in the quarter and nine months ended September 30, 2012, respectively, compared with the same periods of 2011. These increases were primarily due to higher professional indemnity self-insurance expense and professional fees.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Unlike net income, segment operating earnings is not a standard performance measure found in GAAP. However, since it is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting,” it is not considered a non-GAAP measure requiring reconciliation pursuant to Securities and Exchange Commission (“SEC”) guidance contained in Regulation G and Item 10(e) of Regulation S-K. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Operating earnings (loss) represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.
Income tax expense, net corporate interest expense, amortization of customer-relationship intangible assets, and stock option expense are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income tax expense is calculated on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Amortization expense is a non-cash expense for customer-relationship intangible assets acquired in business combinations. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to pretax income and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues:
Americas	$85,879	$94,651	$240,978	$275,700
EMEA/AP	95,876	86,970	271,486	254,016
Broadspire	59,759	58,855	180,112	176,561
Legal Settlement Administration	60,622	42,491	171,160	153,441
Total revenues, before reimbursements	302,136	282,967	863,736	859,718
Reimbursements	22,110	25,252	66,872	66,691
Total Revenues	$324,246	$308,219	$930,608	$926,409

Direct Compensation & Fringe Benefits:
Americas	$51,668	$58,524	$153,632	$172,374
% of related revenues before reimbursements	60.2%	61.8%	63.8%	62.5%
EMEA/AP	58,354	56,940	167,425	167,048
% of related revenues before reimbursements	60.9%	65.5%	61.7%	65.8%
Broadspire	32,278	34,115	98,969	103,225
% of related revenues before reimbursements	54.0%	58.0%	54.9%	58.5%
Legal Settlement Administration	21,749	16,976	63,773	55,637
% of related revenues before reimbursements	35.9%	40.0%	37.3%	36.3%
Total	$164,049	$166,555	$483,799	$498,284
% of Revenues before reimbursements	54.3%	58.9%	56.0%	58.0%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$27,677	$29,347	$79,917	$83,237
% of related revenues before reimbursements	32.2%	31.0%	33.1%	30.2%
EMEA/AP	24,534	24,344	73,708	66,503
% of related revenues before reimbursements	25.5%	28.0%	27.1%	26.1%
Broadspire	27,697	27,665	81,560	82,520
% of related revenues before reimbursements	46.4%	47.0%	45.3%	46.7%
Legal Settlement Administration	23,234	14,734	65,273	55,267
% of related revenues before reimbursements	38.3%	34.6%	38.1%	36.0%
Total before reimbursements	103,142	96,090	300,458	287,527
% of Revenues before reimbursements	34.1%	34.0%	34.8%	33.4%
Reimbursements	22,110	25,252	66,872	66,691
Total	$125,252	$121,342	$367,330	$354,218
% of Revenues	38.6%	39.4%	39.5%	38.2%

Operating Earnings (Loss):
Americas	$6,534	$6,780	$7,429	$20,089
% of related revenues before reimbursements	7.6%	7.2%	3.1%	7.3%
EMEA/AP	12,988	5,686	30,353	20,465
% of related revenues before reimbursements	13.5%	6.5%	11.2%	8.1%
Broadspire	(216)	(2,925)	(417)	(9,184)
% of related revenues before reimbursements	(0.4)%	(5.0)%	(0.2)%	(5.2)%
Legal Settlement Administration	15,639	10,781	42,114	42,537
% of related revenues before reimbursements	25.8%	25.4%	24.6%	27.7%

(Deduct/)Add:
Unallocated corporate and shared costs and credits, net	(1,986)	(956)	(8,172)	(5,349)
Net corporate interest expense	(2,229)	(4,142)	(6,785)	(12,396)
Stock option expense	(77)	(78)	(322)	(375)
Amortization of customer-relationship intangible assets	(1,546)	(1,513)	(4,744)	(4,531)
Special charges and arbitration award	(333)	6,992	(2,794)	6,992
Income before income taxes	28,774	20,625	56,662	58,248
Provision for income taxes	(10,237)	(5,295)	(21,213)	(17,337)
Net Income	18,537	15,330	35,449	40,911
Less: Net income (loss) attributable to noncontrolling interests	322	34	744	(1)
Net income attributable to shareholders of Crawford & Company	$18,215	$15,296	$34,705	$40,912

AMERICAS
Operating earnings for our Americas segment decreased from $6.8 million, or 7.2% of revenues before reimbursements, in the third quarter of 2011, to $6.5 million, or 7.6% of revenues before reimbursements, in the third quarter of 2012. For the nine months ended September 30, segment operating earnings decreased from $20.1 million, or 7.3% of revenues before reimbursements, in 2011 to $7.4 million, or 3.1% of revenues before reimbursements, in 2012. The decline in Americas operating earnings was primarily due to a lack of weather-related claims in the U.S. and Canada, particularly in the first six months of 2012 compared with 2011.
We are mobilizing our resources to assist our clients in the aftermath of Superstorm Sandy. We anticipate that this event will generate significant claims volumes for us in the 2012 fourth quarter.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
U.S. Claims Field Operations	$26,863	$28,850	(6.9)%	$80,472	$87,494	(8.0)%
Contractor Connection	8,175	5,971	36.9%	20,781	17,879	16.2%
U.S. Technical Services	7,060	7,960	(11.3)%	21,322	24,930	(14.5)%
U.S. Catastrophe Services	9,573	12,888	(25.7)%	18,731	28,513	(34.3)%
Subtotal U.S. Property & Casualty	51,671	55,669	(7.2)%	141,306	158,816	(11.0)%
Canada--all service lines	31,491	34,728	(9.3)%	90,396	105,548	(14.4)%
Latin America/Caribbean--all service lines	2,717	4,254	(36.1)%	9,276	11,336	(18.2)%
Total Revenues before Reimbursements	$85,879	$94,651	(9.3)%	$240,978	$275,700	(12.6)%
Revenues were negatively impacted by segment unit volume, measured principally by cases received, which decreased by 6.3% and 10.2% for the quarter and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. For the three months and nine months ended September 30, 2012 compared with the same periods during 2011, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, which decreased revenues before reimbursements by 1.0% and 1.2%, respectively. In addition to the stronger U.S. dollar and the decreases in segment unit volume, there was an overall unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 2.0% and 1.2%, in the three months and nine months ended September 30, 2012, respectively.
The overall decreases in the third quarter and first nine months of 2012 in U.S. Claims Field Operations and U.S. Technical Services were primarily due to a lack of weather-related events. The increases in Contractor Connection revenues in the third quarter and first nine months of 2012 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. U.S. Catastrophe Services revenues decreased due primarily to fewer weather-related events in the 2012 period compared with the 2011 period and a decline in revenues from two special projects which began in 2011 and have since ended. The two special projects involved U.S. catastrophe adjusters working weather-related claims in Australia and assistance provided to our Legal Settlement Administration segment in connection with a special project. Revenues are recorded in the employee's home segment.
The overall revenue decreases in Canada for the third quarter and first nine months of 2012 were primarily due to a decrease in the number of cases received resulting from the lack of weather-related events, carrier decisions to outsource fewer claims, a stronger U.S. dollar, and regulatory reforms to Ontario's automobile insurance legislation, which substantially reduced both frequency and severity of accident benefit claims. Revenues in local currency decreased approximately 7.8% and 12.0% for the third quarter and first nine months of 2012, respectively, compared with the same periods in the prior year. The mix of cases received also negatively impacted revenues during the 2012 quarter. The change in mix was the result of a decline in weather-related claims and the regulatory reforms previously discussed.

Revenues in Latin America and the Caribbean decreased approximately 27.6% and 11.5% in local currency in the third quarter and first nine months of 2012, respectively, compared with the same periods in 2011. The decreases were primarily due to the decision by several clients in Brazil to keep their claims in-house rather than outsourcing them to us and competitive pricing pressure.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment were $4.4 million for the three months ended September 30, 2012 and $5.0 million for the three months ended September 30, 2011. Reimbursements for the nine-month periods decreased slightly to $12.5 million for the nine months ended September 30, 2012, compared with $12.6 million for the nine months ended September 30, 2011.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
U.S. Claims Field Operations	51,759	66,067	(21.7)%	151,503	185,776	(18.4)%
Contractor Connection	45,534	34,901	30.5%	118,303	105,735	11.9%
U.S. Technical Services	1,779	2,843	(37.4)%	5,466	6,951	(21.4)%
U.S. Catastrophe Services	15,010	21,347	(29.7)%	27,996	40,165	(30.3)%
Subtotal U.S. Property & Casualty	114,082	125,158	(8.8)%	303,268	338,627	(10.4)%
Canada--all service lines	36,918	37,119	(0.5)%	90,687	106,290	(14.7)%
Latin America/Caribbean--all service lines	11,830	11,412	3.7%	41,544	39,996	3.9%
Total Americas Cases Received	162,830	173,689	(6.3)%	435,499	484,913	(10.2)%
The 2012 decreases in U.S. Claims Field Operations, U.S. Technical Services, U.S. Catastrophe Services, and Canada cases for both the three-month and nine-month periods were primarily due to lower industry-wide claims volumes, primarily due to a reduction in weather-related events, which resulted in fewer cases referred to us from our clients. The 2012 increases in Contractor Connection cases were due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks.
The 2012 increases in cases in Latin America and the Caribbean was due primarily to growth in high-frequency, low-severity claims from a nonrecurring special project.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 60.2% in the third quarter of 2012 compared with 61.8% in the comparable 2011 quarter. For the nine-month period ended September 30, 2012, Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 63.8%, increasing from 62.5% in the comparable 2011 period.
The number of full-time equivalent employees has been reduced in response to the decline in case volumes and is evident in the reduced costs in both the quarterly and year-to-date comparisons. The dollar amount of these expenses decreased in the 2012 three-month period to $51.7 million from $58.5 million in the comparable 2011 period, and for the 2012 nine-month period decreased to $153.6 million from $172.4 million in the comparable 2011 period. Approximately $0.9 million and $2.4 million of the decreases in direct compensation and fringe benefits for the three months and nine months ended September 30, 2012, respectively, compared with the same respective periods in 2011, were due to changes in exchange rates with the remainder due to a reduction in the number of full-time equivalent employees. There was an average of 2,666 full-time equivalent employees (including 124 catastrophe adjusters) in this segment during the first nine months of 2012, compared with an average of 2,843 employees (including 166 catastrophe adjusters) during the comparable 2011 period.

Americas salaries and wages totaled $44.4 million and $50.4 million for the three months ended September 30, 2012 and 2011, respectively. For the first nine months of 2012 and 2011, Americas salaries and wages totaled $129.2 million and $145.9 million, respectively. In addition to the impact of exchange rates, the decreases in salaries and wages in the three months and nine months ended September 30, 2012 compared with the same periods in 2011 were a result of a reduction in the number of employees and the decreased use of catastrophe adjusters due to reduced weather-related claims activity in 2012. Payroll taxes and fringe benefits for Americas totaled $7.3 million and $8.1 million in the third quarter of 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, payroll taxes and fringe benefits for Americas totaled $24.4 million and $26.5 million, respectively. The overall decrease in payroll taxes and fringe benefits aligned with the decreased salaries and wages.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $27.7 million, or 32.2% of segment revenues before reimbursements, for the quarter ended September 30, 2012, compared with $29.3 million, or 31.0% of segment revenues before reimbursements, for the comparable quarter of 2011. For the nine-month period ended September 30, 2012, these expenses were $79.9 million, or 33.1% of segment revenues before reimbursements, compared with $83.2 million, or 30.2% of segment revenues before reimbursements, in the comparable 2011 period. Approximately $0.5 million and $1.3 million of the decreases in expenses other than reimbursements, direct compensation and fringe benefits for the three months and nine months ended September 30, 2012, respectively, compared with the same respective periods in 2011, were due to changes in exchange rates, with the remainder of the decreases primarily due to the decreased use of outside contractors and lower travel costs resulting from the decline in weather-related activity.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $13.0 million, or 13.5% of revenues before reimbursements, for the three months ended September 30, 2012 compared with 2011 third quarter operating earnings of $5.7 million, or 6.5% of revenues before reimbursements. Operating earnings for the nine months ended September 30, 2012 increased to $30.4 million, or 11.2% of revenues before reimbursements, from $20.5 million, or 8.1% of revenues before reimbursements, in the comparable period of 2011. The increase in EMEA/AP operating earnings was primarily due to higher claim handling fees in 2012 resulting from the 2011 Thailand flooding event and other weather-related activity in Australia, partially offset by declines in weather-related activity in the U.K.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
U.K.	$31,684	$36,655	(13.6)%	$100,391	$113,242	(11.3)%
Continental Europe, Middle East, Africa (“CEMEA”)	22,263	23,789	(6.4)%	71,309	70,756	0.8%
Asia-Pacific	41,929	26,526	58.1%	99,786	70,018	42.5%
Total EMEA/AP Revenues before Reimbursements	$95,876	$86,970	10.2%	$271,486	$254,016	6.9%
The overall increases in revenues for the third quarter and first nine months of 2012 were due to increases in Asia-Pacific, partially offset by decreases resulting from a decrease in case referrals in the U.K. and a decrease in revenues in CEMEA for the third quarter of 2012 compared with 2011. U.K. revenue declined due to a reduction in weather-related activity compared with the prior year periods. The decrease in revenue in CEMEA for the third quarter of 2012 compared with the comparable period of 2011 was due to reduced claim volumes in South Africa, a change in product mix in Belgium, and our decisions to reduce our presence in France and terminate our operations in Greece. The slight increase in revenue in CEMEA for the nine-month period of 2012 compared with the comparable period of 2011 was primarily due to the acquisition of Studio Bolton & Associati S.r.l. ("Studio Bolton") in Italy in the 2011 second quarter and growth in high-frequency, low-severity claims in Germany, Spain, Scandinavia, and the Netherlands resulting from market share gains and a new volume claims product. The higher revenue in Asia-Pacific was associated with fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event and weather-related activity in Australia. Revenues from Thailand for the 2012 third quarter and year-to-date periods were $15.7 million and $26.5 million compared to revenues in the comparable 2011 periods of $1.1 million and $3.7 million. We expect a high level of activity in Thailand for the remainder of 2012 and into 2013, although no assurances of timing or amount of revenues from this event can be provided.
For the three months and nine months ended September 30, 2012 compared with the same periods during 2011, the U.S. dollar was stronger against most other major EMEA/AP foreign currencies, decreasing revenues before reimbursements by 7.8% and 3.2%, respectively. As provided below, overall case volumes increased 6.2% and decreased 4.8% for the three months and nine months ended September 30, 2012, respectively, compared with the same periods of 2011. Positive changes in product mix and in the rates charged for those services of approximately 11.8% and 14.9% for the three and nine month periods, respectively, compared with the same periods in 2011, primarily due to revenues from the Thailand flood claims, more than offset the decline in case volumes in the nine months ended September 30, 2012.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $11.9 million and $32.7 million for the three months and nine months ended September 30, 2012, respectively, from $9.4 million and $26.7 million, respectively, in the comparable 2011 periods. The increases were primarily due to increased reimbursed expenses from the increased weather-related activity in Asia-Pacific.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
U.K.	29,824	31,380	(5.0)%	91,899	128,274	(28.4)%
CEMEA	47,957	37,435	28.1%	140,503	119,162	17.9%
Asia-Pacific	34,695	37,144	(6.6)%	114,946	117,580	(2.2)%
Total EMEA/AP Cases Received	112,476	105,959	6.2%	347,348	365,016	(4.8)%
The decreases in cases received in the U.K. in the third quarter and nine months ended September 30, 2012 compared with the same periods in 2011 were due to a decline in weather-related case activity.
The 2012 increase in CEMEA cases resulted primarily from growth in high-frequency, low-severity claims in Germany, Spain, Scandinavia, and the Netherlands as well as the acquisition of Studio Bolton in Italy.
The decrease in Asia-Pacific cases was due to a decline in new weather-related cases in Australia and Thailand and fewer high-frequency, low-severity claims in Singapore, partially offset by an increase in cases in China. Many of the flood-related cases in Thailand and Australia were received in prior periods, with the revenues from these cases recognized as it is earned. Accordingly, changes in revenues may not match changes in the number of cases received in any period.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 60.9% and 61.7% for the three months and nine months ended September 30, 2012, respectively, compared with 65.5% and 65.8% for the comparable periods in 2011, respectively. These decreases primarily reflected increased utilization of our staff. The dollar amount of these expenses increased for the three-month period to $58.4 million in 2012 from $56.9 million in 2011, and for the nine-month period to $167.4 million in 2012, from $167.0 million in 2011. Changes in exchange rates decreased direct compensation and fringe benefits expenses by approximately $4.2 million and $5.0 million for the three months and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. There was an average of 3,088 full-time equivalent employees in this segment in the first nine months of 2012 compared with an average of 3,121 in the comparable 2011 period. Within the segment, there was a $2.1 million and $8.9 million reduction in direct compensation and fringe benefits in the U.K. for the three- and nine-month periods ended September 30, 2012 compared with the same periods in 2011 due to a reduction in the number of full-time equivalent employees in the U.K., a reduction in incentive compensation expense and an approximate $0.9 million and $3.1 million reduction in pension expense for the three-month and nine-month periods ended September 30, 2012 compared with the same periods in 2011. These declines were more than offset by a $4.4 million increase in compensation costs in Asia-Pacific for the three-month period ended September 30, 2012 and partially offset by a $9.4 million increase in compensation costs in Asia-Pacific for the nine-month period ended September 30, 2012, compared with the same periods in 2011 primarily as a result of an increase in staff required to administer claims from the Thailand floods and weather-related cases in Australia and higher incentive compensation expense.

Salaries and wages of EMEA/AP segment personnel were $50.0 million for the three months ended September 30, 2012 compared with $47.4 million in the comparable 2011 period. For the nine-month periods, salaries and wages of EMEA/AP segment personnel increased slightly to $142.9 million in 2012 from $139.9 million in 2011. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $8.4 million and $24.5 million for the third quarter and nine months ended September 30, 2012, respectively, compared with $9.5 million and $27.1 million for the same periods in 2011. These 2012 period decreases were primarily due to lower defined benefit pension expense in the U.K.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 25.5% and 27.1% of EMEA/AP revenues before reimbursements for the three months and nine months ended September 30, 2012, respectively, compared with 28.0% and 26.1%, respectively, for the comparable periods in 2011. The dollar amount of these expenses increased in the 2012 third quarter to $24.5 million from $24.3 million in the third quarter of 2011 and from $66.5 million in the nine-month period ended September 30, 2011 to $73.7 million for the comparable period in 2012. Changes in exchange rates decreased expenses other than reimbursements, direct compensation and fringe benefits by approximately $1.7 million and $2.1 million for the three months and nine months ended September 30, 2012, respectively, compared with the same respective periods in 2011 . The offsetting increases primarily resulted from higher outsourced services expenses incurred to administer the Thailand flood claims.

BROADSPIRE
Our Broadspire segment reported an operating loss of $0.2 million for the third quarter of 2012, compared with an operating loss of $2.9 million in the third quarter of 2011. For the nine months ended September 30, 2012, Broadspire's operating loss was $0.4 million, compared with $9.2 million for the comparable period in 2011. The improvement over the prior periods is due to a combination of increased revenues and higher utilization of our employees, as well as the benefit of ongoing cost control measures.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
Workers' Compensation and Liability Claims Management	$25,277	$25,080	0.8%	$75,394	$74,879	0.7%
Medical Management	30,518	29,787	2.5%	92,723	88,947	4.2%
Risk Management Information Services	3,964	3,988	(0.6)%	11,995	12,735	(5.8)%
Total Broadspire Revenues before Reimbursements	$59,759	$58,855	1.5%	$180,112	$176,561	2.0%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 4.4% from the 2011 third quarter to the 2012 third quarter and increased 3.3% for the nine months ended September 30, 2012 compared with the same period in 2011. The increase in cases received in 2012 compared with the same periods in 2011 was primarily due to an increase in lower value medical-only claims. The increased amount of cases received, partially offset by a change in the mix of claims received and in the rates charged for those services, resulted in an overall 1.5% and 2.0% increase in Broadspire segment revenues before reimbursements for the third quarter and nine months of 2012, respectively, compared with the comparable periods of 2011.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million and $2.9 million for the three months and nine months ended September 30, 2012, compared with $0.9 million and $2.8 million in the comparable 2011 periods.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2012	September 30, 2011	Variance	September 30, 2012	September 30, 2011	Variance
Workers’ Compensation	40,191	36,801	9.2%	116,762	104,437	11.8%
Casualty	15,224	16,041	(5.1)%	47,384	54,031	(12.3)%
Other	6,103	6,096	0.1%	16,670	16,548	0.7%
Total Broadspire Cases Received	61,518	58,938	4.4%	180,816	175,016	3.3%
The 2012 increase in workers’ compensation cases was a result of market share gains and increased client retention. The decrease in casualty cases in the 2012 nine-month period from the same period of 2011 was a result of a reduction in the number of cases in 2012 related to an ongoing special project for one of our clients, which began in late 2010. The 2012 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 58.0% for the 2011 third quarter to 54.0% in the 2012 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements, decreased from 58.5% in 2011 to 54.9% in 2012. These decreases were due to both higher revenues and lower costs due to a decrease in the number of employees. Average full-time equivalent employees in this segment totaled 1,681 in the first nine months of 2012, down from 1,830 in the comparable 2011 period.
Broadspire segment salaries and wages totaled $27.1 million and $82.0 million for the three months and nine months ended September 30, 2012, respectively, decreasing 5.2% and 4.1%, respectively, from $28.6 million and $85.5 million, respectively, in the comparable 2011 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.2 million and $17.0 million in the three months and nine months ended September 30, 2012, respectively, decreasing 5.5% and 4.0%, respectively, from 2011 expenses of $5.5 million and $17.7 million, respectively, for the comparable periods. These 2012 decreases were primarily the result of the reduction in the number of full-time equivalent employees in the three-month and nine-month periods ended September 30, 2012, respectively, compared with the same periods in 2011.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 46.4% and 45.3%, respectively, for the three months and nine months ended September 30, 2012, compared with 47.0% and 46.7%, respectively, in the comparable 2011 periods. The amount of these expenses increased 0.1% for the quarter, but decreased 1.2% for the nine months ended September 30, 2012, respectively. The primary reasons for the decrease in the nine-month period ended September 30, 2012 compared with the same period in the prior year are reductions in information technology charges and in penalties and professional indemnity expenses.

LEGAL SETTLEMENT ADMINISTRATION
From the summer of 2010 through April 2012, our Legal Settlement Administration segment was engaged to work on the Gulf Coast Claims Facility (“GCCF”) special project. On May 2, 2012, the United States District Court, Eastern District of Louisiana, granted preliminary approval to the Gulf Oil Spill Deepwater Horizon class action settlement. Our Legal Settlement Administration segment was selected (among others) to assist with the administration of this class action settlement. As a result, our Legal Settlement Administration transitioned from working on the GCCF special project to the class action settlement. Our revenues in 2012 have remained high as a result of our work on this class action settlement, the GCCF special project and other class action settlements. We expect activity in this special project to continue for the remainder of 2012, although at a reduced rate. No assurances of timing of the Deepwater Horizon class action settlement end date and, therefore, continued revenues, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $15.6 million and $42.1 million for the three months and nine months ended September 30, 2012, respectively, compared with $10.8 million and $42.5 million in the comparable 2011 periods, respectively. The related segment operating margin increased from 25.4% for the three months ended September 30, 2011 to 25.8% in the comparable 2012 period, but decreased from 27.7% for the nine months ended September

30, 2011 to 24.6% in the comparable 2012 period. The changes in the operating margin for the three and nine months ended September 30, 2012 compared with the same periods in 2011 were primarily the result of the mix of services provided on the two large Gulf Oil Spill projects.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements increased 42.7% to $60.6 million for the three months ended September 30, 2012 compared with $42.5 million for the comparable 2011 period. For the nine-month period ended September 30, 2012, Legal Settlement Administration revenues before reimbursements increased 11.5% to $171.2 million, compared with $153.4 million for the same period in 2011. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At September 30, 2012 we had a backlog of projects awarded totaling approximately $118.0 million, compared with $72.5 million at September 30, 2011. Of the $118.0 million backlog at September 30, 2012, an estimated $48.0 million is expected to be recognized as revenues over the remainder of 2012.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the third quarter were $4.8 million in 2012 and $10.0 million in 2011. Reimbursements for the nine months ended September 30 were $18.7 million in 2012 and $24.6 million in 2011. The variances were due primarily to changes in the number of large mailings in each period and the mail method utilized (i.e., express mail versus normal mail delivery).
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 35.9% in the three months ended September 30, 2012 compared with 40.0% in the comparable 2011 period. For the nine-month period ended September 30, 2012, these expenses as a percent of revenues before reimbursements were 37.3%, compared with 36.3% in the same 2011 period. The dollar amount of these expenses increased to $21.7 million and $63.8 million, respectively, for the third quarter and nine months of 2012 compared with $17.0 million and $55.6 million, respectively, for the comparable 2011 periods.
Legal Settlement Administration salaries and wages totaled $19.7 million and $56.8 million, respectively, for the quarter and nine months ended September 30, 2012, increasing 28.8% and 13.6%, respectively, from $15.3 million and $50.0 million, respectively, in the comparable 2011 periods. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.0 million and $7.0 million, for the three months and nine months ended September 30, 2012, respectively, compared with $1.7 million and $5.6 million, respectively, for the comparable 2011 periods. The foregoing increases in the 2012 periods were due to merit pay increases and an increase in the number of full-time equivalent employees in 2012. There was an average of 607 full-time equivalent employees in this segment in the first nine months of 2012, compared with an average of 542 in the comparable 2011 period.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 38.3% and 38.1% for the three months and nine months ended September 30, 2012 compared with 34.6% and 36.0%, respectively, for the comparable 2011 periods. The dollar amount of these expenses increased to $23.2 million and $65.3 million, respectively, for the third quarter and first nine months of 2012 compared with $14.7 million and $55.3 million, respectively, for the comparable 2011 periods as a result of the use of outsourced service providers to assist with special projects.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2012, we estimate that our effective annual income tax rate for 2012 will be approximately 36% to 38% before considering discrete items. The 2012 expected effective rate has increased during 2012 compared with the 2012 rate estimated as of December 31, 2011, primarily due to changes in the mix of income. In July 2012, the U.K. enacted legislation to decrease its corporate income tax rate. Therefore, we were required to reduce our net deferred tax assets associated with this jurisdiction and recorded approximately $0.3 million of additional tax expense in the third quarter of 2012. This increase was largely offset by decreases to tax expense for other discrete items in this period.
The provision for income taxes on consolidated income totaled $21.2 million and $17.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in 2012 compared with 2011 was due primarily due to the overall increase in income and to fluctuations in the mix of income earned in the jurisdictions in which the Company operates.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.5 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively. Interest income totaled $282,000 and $204,000 for the three months ended September 30, 2012 and 2011, respectively. Corporate interest expense totaled $7.6 million and $13.0 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income totaled $826,000 and $615,000 for the nine months ended September 30, 2012 and 2011, respectively. Interest income increased due to higher cash balances in EMEA/AP, primarily resulting from the higher revenue in Asia-Pacific. The decline in interest expense was due primarily to the reduction in interest rates we obtained from our new credit facility entered into in December 2011. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled approximately $1.5 million for both of the three months ended September 30, 2012 and 2011, respectively, and $4.7 million and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $77,000 and $322,000 was recognized during the three months and nine months ended September 30, 2012, respectively, compared with $78,000 and $375,000 for the comparable periods in 2011, respectively. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2012 and 2011, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $2.0 million and $8.2 million for the three months and nine months ended September 30, 2012, respectively, and $1.0 million and $5.3 million for the comparable periods in 2011. The increased costs for the three months ended September 30, 2012 compared with the same period in 2011 were due to $0.7 million of increased defined benefit pension expense and an increase of $0.3 million in the cost of the cross currency swap. The increased costs for the nine months ended September 30, 2012 compared with the same period in 2011 were due to an increase of $2.5 million in self-insured expenses, $2.1 million of increased defined benefit pension expense, and $0.6 increase in bad debt expense partially offset by a $1.0 million reduction in professional fees, a $0.5 million reduction in the cost of the cross currency swap, a $0.5 million reduction in 401(k) matching contribution expense, and a $0.3 million reduction in various other costs.
Special Charges and Arbitration Award
During the third quarter 2012, the Company outsourced certain aspects of its U.S. technology infrastructure to a third-party service provider. Special charges of $0.3 million and $2.8 million were incurred in the quarter and nine months ended September 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses in order to effect this transition. All remaining costs have been accrued as of September 30, 2012 and are expected to be fully paid by the end of the year.
In order to improve the Company's financial performance in 2013, we anticipate taking a restructuring charge in the 2012 fourth quarter of approximately $5.0 million, before tax. We expect the cost efficiencies gained by our actions to produce annualized operating savings of approximately $4.2 million in our North American operations, helping to improve future operating margins in our Americas and Broadspire segments.
The Company and Platinum Equity, LLC ("Platinum") were engaged in an arbitration (the "Legal Arbitration") regarding breaches in the representations and warranties contained in the agreement under which the Company acquired BMSI from Platinum in October 2006. On July 25, 2011, the panel arbitrating the Legal Arbitration issued its final decision, which resulted in the Company recognizing a pretax arbitration award of $7.0 million ($5.9 million, net of tax) in the third quarter of 2011.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2012, our working capital balance (current assets less current liabilities) was approximately $92.7 million, an increase of $9.6 million from the working capital balance at December 31, 2011. Our cash and cash equivalents were $66.4 million at September 30, 2012, compared with $77.6 million at December 31, 2011.
Cash and cash equivalents as of September 30, 2012 consisted of $22.2 million held in the U.S. and $44.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. Our current intent is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions, to fund our foreign underfunded defined benefit plans, and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by (Used in) Operating Activities
Cash provided by operating activities was $10.3 million for the nine months ended September 30, 2012, compared with cash used in operating activities of $17.6 million for the comparable period of 2011. The primary reasons for the increase in cash provided by operating activities were lower cash payments for accounts payable, accrued liabilities and accrued compensation in 2012 compared with 2011 and reductions in defined benefit pension contributions and taxes paid. During the first nine months of 2012, we made cash contributions of $13.5 million and $5.0 million, respectively, to our U.S. and U.K. defined benefit pension plans, compared with $20.0 million and $5.2 million, respectively, for the same period in 2011.

Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment, capitalized software, and payments for business acquisitions, was $22.9 million in the nine months ended September 30, 2012 compared with $23.2 million in the comparable period of 2011. The 2011 period included $6.9 million paid to acquire the net assets of three companies in the first nine months of 2011, partially offset by $4.9 million cash received in the Legal Arbitration settlement previously discussed.
Cash Provided by Financing Activities
Cash provided by financing activities was $3.5 million for the nine months ended September 30, 2012 compared with $14.1 million for the comparable period of 2011. We reinstated a quarterly dividend in 2011 and have paid $4.7 million in dividends in the first nine months of 2012, compared with $3.5 million in the first nine months of 2011. During 2012, we increased our short-term borrowings and book overdraft by $16.2 million, made principal payments totaling $6.5 million on our long-term debt and capital leases, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2011, we increased our short-term borrowings and book overdraft by $22.8 million, made principal payments totaling $4.1 million on our long-term debt and capital leases and paid $1.7 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $18.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our line of credit facility totaled $86.9 million at September 30, 2012. Our short-term debt obligations typically peak during the first six months of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Long-term borrowings outstanding, including current installments and capital leases, totaled $207.6 million as of September 30, 2012 compared with $212.4 million at December 31, 2011.
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
On October 30, 2012, at its regular quarterly meeting, our Board of Directors declared quarterly dividends of $0.04 per share on the Class A Common Stock and $0.03 per share on the Class B Common Stock, payable on November 29, 2012, to shareholders of record as of the close of business on November 20, 2012.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 compared with our Condensed Consolidated Balance Sheet as of December 31, 2011 were as follows:

•
Cash and cash equivalents decreased $11.2 million, or $9.0 million net of currency exchange, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below as well as cash contributions to the U.S. and U.K. defined benefit pension plans.

•
Accounts receivable and unbilled revenues increased $42.8 million, or $47.6 million net of currency exchange impacts. This increase was primarily due to increased Asia-Pacific and Legal Settlement Administration revenues.

•	Income taxes currently payable increased $11.6 million due to the timing of statutory tax payments.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $8.2 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Defined Benefit Pension Plan Funding
On June 29, 2012, the House and Senate passed H.R. 4348, the "Moving Ahead for Progress in the 21st Century Act" ("MAP-21"), which was signed into law by the President on July 6, 2012. Among other things, MAP-21 includes both pension funding stabilization provisions and Pension Benefit Guaranty Corporation premium increases, and provides for the deferral of certain required contributions. We are in the process of evaluating the impact of MAP-21 on our planned contributions to our U.S. defined benefit plans over the next several years. The Internal Revenue Service has not issued guidance on how MAP-21 interest rates will be determined prospectively. Our current projections are that our annual minimum required contributions for 2012 and the next five years will be as follows:

Year Funded	Estimated Minimum Funding Requirement
(In thousands)
2012	$13,500
2013	17,800
2014	18,400
2015	18,800
2016	10,900
2017	6,700

Our projections use a rate of 4.1% to discount plan liabilities in 2013 and beyond using the assumption that September 30, 2012 corporate bond rates remain constant over the next five years. The expected long-term rate of return on plan assets was capped at 7.25%. Interest rate and long-term rate of return assumptions are subject to change. Any future change could have a material impact on our annual minimum required contributions.
Off-Balance Sheet Arrangements
At September 30, 2012, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2012, we began outsourcing certain information technology infrastructure functions to a third-party service provider of remote infrastructure management services. The outsourced resources work under the direction of the Company’s management. Functional areas impacted by the outsourcing include service desk, end user computing support, voice and data network support, and data center operations support.
As part of the outsourcing arrangement, we moved our data center facility to a LEEDS-certified, tier 3 data center owned by a subcontractor to the aforementioned third-party information technology service provider. The relocation moved our critical processing infrastructure to a more robust facility that offers fully redundant primary and backup power and cooling infrastructure, as well as state of the art fire detections/suppression, security, and environmental monitoring and control systems.
Prior to the data center move, detailed planning was performed to help ensure the data center migration was conducted efficiently while protecting the integrity of our systems and data. Systems were subsequently tested, and it was determined that there was no negative impact to application functionality or data integrity of significant systems. To date, we have not experienced any negative impact on our internal control structure over financial reporting as a result of the outsourcing arrangement with the third-party information technology service provider or with the data center relocation.
During the quarter ended September 30, 2012, there were no other changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraphs 2 and 3 of Note 9, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the 2012 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines.
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during the quarter ended September 30, 2012. As of September 30, 2012, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,856,694 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2012				1,943,000
July 1, 2012 - July 31, 2012
CRDA	30,679	$3.92	30,679
CRDB	—	$—	—
Totals as of July 31, 2012				1,912,321
August 1, 2012 - August 31, 2012
CRDA	16,966	$3.98	16,966
CRDB	—	$—	—
Totals as of August 31, 2012				1,895,355
September 1, 2012 - September 30, 2012
CRDA	38,661	$4.42	38,661
CRDB	—	$—	—
Totals as of September 30, 2012	86,306		86,306	1,856,694

Item 6. Exhibits
See Index to Exhibits on page 41.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 5, 2012	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2012	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
First Amendment to Credit Agreement, dated as of July 20, 2012, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.2
Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated November 5, 2012

99.2	Third Quarter 2012 Earnings Conference Call Presentation, presented November 5, 2012

101	XBRL Documents