Form 10-K
period 2012-12-31
CRAWFORD & CO
filed 2013-03-18
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $108,147,927 as of June 30, 2012, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each of the Registrant's classes of common stock, as of March 5, 2013, was:
Class A Common Stock — $1.00 Par Value — 29,612,950 Shares
Class B Common Stock — $1.00 Par Value — 24,690,172 Shares

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its annual shareholders’ meeting to be held May 8, 2013, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2012

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company and its subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to our business strategy, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2012, the Company reported total revenues before reimbursements of $1.177 billion.

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

DESCRIPTION OF SERVICES

The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. The Crawford System is delivered to clients through the Company's four operating segments: Americas, which serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP, which serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand); Broadspire, which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration, which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see the following risk factors in Item 1A, "Risk Factors":  "A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could materially negatively affect those operations or our business as a whole” and "Changes in income tax rates or laws could have a material adverse impact on our financial results."

AMERICAS.  The Americas segment accounted for 28.4% of the Company's revenues before reimbursements in 2012. Substantially all of the Company's Americas segment revenues are derived from the insurance company market. The Company’s Americas segment provides claims management services in the U.S., Canada, Latin America, and the Caribbean, mainly to insurance companies. These insurance companies customarily manage their own claims administration function, but often rely upon third-party service providers for the various services which the Company provides, primarily with respect to the field investigation and evaluation of property and casualty insurance claims.

Claims management services offered by our Americas segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories, or major types of loss, used by insurance companies. These major risk categories are:

•	Property — losses caused by physical damage to commercial or residential real property and certain types of personal property.

•	Catastrophe — losses caused by all types of natural disasters, such as hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions.

•	Workers’ Compensation — claims arising under state and federal workers’ compensation laws.

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

•	Affinity — all types of high-frequency, low-severity claims related to consumer products.

Our Americas revenues are reported for three regions: U.S. Property & Casualty ("USP&C") operations; Canada; and Latin America/Caribbean. USP&C operations are comprised of four major service lines: U.S. Claims Field Operations, Contractor Connection®, U.S. Technical Services, and U.S. Catastrophe Services.

USP&C Operations:

•
U.S. Claims Field Operations is the largest service line of the Company's USP&C operations. Services provided by U.S. Claims Field Operations include property claims management, casualty claims management, and vehicle services.

•
Crawford Contractor Connection is the largest independently managed contractor network in the industry, with approximately 4,500 credentialed residential and commercial contractors in the U.S. and Canada. This innovative service solution for high-frequency, low-severity claims optimizes the time and work process needed to resolve property claims. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers.

•
U.S. Technical Services is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to appropriately evaluate and assess damages under extreme conditions.

•
U.S. Catastrophe Services is an independent adjusting resource for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

Canada:

Services provided by our Canadian operations are comparable in scope and offerings to the services provided by USP&C Operations.

Latin America/Caribbean:

Services provided by our Latin America/Caribbean operations are comparable in scope and offerings to the services provided by U.S. Claims Field Operations, U.S. Technical Services and U.S. Catastrophe Services. In addition, our Latin America/Caribbean operations provide affinity claims management.

EMEA/AP.  The EMEA/AP segment accounted for 31.2% of the Company's revenues before reimbursements in 2012. The Company’s EMEA/AP revenues are derived primarily from the insurance company and third-party administration markets. Revenues for EMEA/AP are reported for three regions: the U.K.; Continental Europe, the Middle East and Africa (“CEMEA”); and Asia-Pacific. The major elements of EMEA/AP claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our USP&C operations. The segment also derives revenues from third-party administration services provided under the Broadspire brand across EMEA/AP.

BROADSPIRE.  The Broadspire segment accounted for 20.3% of the Company's revenues before reimbursements in 2012. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies, offering a comprehensive integrated platform of workers’ compensation and liability claims management as well as medical management services. The claims administration services offered by the Broadspire segment are provided to clients pursuant to similar underlying insured risk categories as our Americas segment. Major risk categories serviced by the Broadspire segment are:

•	Workers' Compensation - claims arising under state and federal workers' compensation laws.

•	Public Liability - a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Automobile - all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

Through the Broadspire segment, the Company serves clients in the self-insured or commercially insured marketplace by providing them with a complete range of claims and risk management services. In addition to field investigation and claims evaluation, Broadspire also offers initial loss reporting services, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation and Liability Claim Management; Medical Management; and Risk Management Information Services.

•	The Workers' Compensation and Liability Claim Management service line offers a comprehensive, integrated approach to workers' compensation and liability claims management.

•
The Medical Management service line offers case managers who proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in the most cost-effective method.

•
Risk Management Information Services are provided through Risk Sciences Group, Inc. (“RSG”), a wholly-owned subsidiary of the Company that reports through the Broadspire segment. RSG is a leading risk management information systems software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers.

LEGAL SETTLEMENT ADMINISTRATION.  The Legal Settlement Administration segment accounted for 20.1% of the Company's revenues before reimbursements in 2012. The segment provides services related to settlements of securities cases, product liability cases, bankruptcy noticing and distribution, and other legal settlements, by identifying and qualifying class members, determining and dispensing settlement payments, and administering the settlement funds. Such services are generally referred to by the Company as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly-owned subsidiary of the Company. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers solutions in three core areas:

•	Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants to expedite high-volume class action settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy under Chapter 11.

•	GCG Communications — legal notice programs for successful case administration.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2012	2011	2010
Americas	28.4%	31.8%	32.5%
EMEA/AP	31.2%	30.2%	27.8%
Broadspire	20.3%	20.9%	23.8%
Legal Settlement Administration	20.1%	17.1%	15.9%
	100.0%	100.0%	100.0%

Financial results from the Company's subsidiaries outside of the U.S., Canada, and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2012, 2011, and 2010 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2012 and 2011, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2012, 2011, and 2010, respectively.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under U.S. generally accepted accounting principles (“GAAP”), these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income (loss) or segment operating earnings (loss), management does not believe it is informative or beneficial to include these amounts in expenses and revenues, respectively. As a result, unless otherwise indicated, revenue amounts for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying consolidated financial statements.

Additional financial information regarding each of the Company's segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 12, “Segment and Geographic Information,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

Revenues and operating earnings from the Legal Settlement Administration operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. For the years ended December 31, 2012 and 2011, the Company's previously disclosed special projects, the Deepwater Horizon class action project and the Gulf Coast Claims Facility ("GCCF"), together accounted for more than 10% of the revenues of the Company on a consolidated basis. No assurances of timing of the project end date and, therefore, continued revenues, can be provided. In the event the Company is unable to replace revenues from these projects upon the termination or other expiration thereof, or at a time or times when revenues therefrom are materially reduced, there could be a material adverse effect on the Company's results of operations.

In addition, in each of the years ended December 31, 2012 and 2011, the Company's EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our revenues on a consolidated basis. The services provided to this customer vary on a country-by-country basis and are covered by the terms of various contractual arrangements. In the event we are not able to replace any lost revenues from this customer with revenues from another source, we believe that the loss of revenues from this customer would result in materially lower revenues and operating earnings within the EMEA/AP segment, and possibly for the Company as a whole.

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

SERVICE DELIVERY

The Company’s claims management services are offered primarily through its global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national and regional insurance carriers.

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

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized entities. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Competition in this segment is primarily on pricing, resource allocation ability, and experience on similar matters. The Company believes that our experienced leadership, coupled with global resources and state-of-the-art technology, provide a competitive advantage in this market.

EMPLOYEES

At December 31, 2012, the total number of full-time equivalent employees ("FTEs") was 8,478. In addition, the Company has available a significant number of temporary employees and independent contractors, as and when the demand for services requires, primarily as a result of catastrophic events. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions. The Company generally considers its relations with its employees to be good.

In addition to technical training through Crawford Educational Services, the Company also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

BACKLOG

At December 31, 2012 and 2011, our Legal Settlement Administration segment had an estimated backlog of projects awarded totaling approximately $151.9 million and $64.0 million, respectively. Additional information regarding this backlog is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.” Backlog is not meaningful for our other segments.

AVAILABLE INFORMATION

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC on our website, www.crawfordandcompany.com via a link to a third-party website with SEC filings. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Copies of the Company’s annual report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

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

We depend on case volumes for a significant portion of our revenues. Case volumes are not subject to accurate forecasting, and a decline in case volumes may materially adversely effect our financial condition and results of operations.

Because we depend on case volume for revenue streams, any reduction in case referrals for any reason may materially adversely impact our results of operations and financial condition. We are unable to predict case volumes for a number of reasons, including the following:

•	changes in the degree to which property and casualty insurance carriers outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

•	we cannot predict the length or timing of any insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates in the U.S. could impact the number of total claims;

•
we cannot determine the level of use of alternative risk programs and changes in the level of use of independent third-party administrators such as us, as opposed to in-house programs or administrators affiliated with brokers or insurance carriers;

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

If our case volume referrals decline for any of the foregoing, or any other reason, our revenues may decline, which could materially adversely affect our financial condition and results of operations.

Our U.S. and U.K. defined benefit pension plans are significantly underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our defined benefit pension plans, our projected benefit obligations were underfunded by $169.6 million. Pension funding rules under the Pension Protection Act of 2006 , as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act, require us to make substantial contributions to our frozen U.S. defined benefit pension plan. Failure to meet the required funding could result in the imposition of fines, penalties or plan disqualification. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. defined benefit pension plans. Continued volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition. During 2012 we made contributions of $13.5 million and $6.6 million to our U.S. and U.K. defined benefit pension plans, respectively. In 2011, we made contributions of $20.0 million and $22.8 million to our U.S. and U.K. defined benefit pension plans, respectively.

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

For the years ended December 31, 2012 and 2011, we derived a material amount of our revenues from a limited number of clients. If we lose revenues from these clients and are not able to replace them, our financial condition and results of operations could be materially adversely affected.

For the years ended December 31, 2012 and 2011, we derived in excess of 10% of our consolidated revenues from the combination of our two previously disclosed special projects in the Legal Settlement Administration segment, the Deepwater Horizon class action project and the GCCF. No assurances as to the future activity levels from these projects, or the timing of project end dates and, therefore, continued revenues, can be provided. In addition, in each of the years ended December 31, 2012 and 2011, the Company's EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our consolidated revenues. The services provided to this customer vary on a country-by-country basis and are covered by the terms of various contractual arrangements which expire at various times in the future. In the event the Company is unable to replace revenues from these limited projects and customers upon the termination of the projects or contractual relationships, as the case may be, the Company's consolidated revenues would be materially reduced, which would materially adversely affect our financial condition and results of operations.

Continued economic uncertainty could further negatively affect our business, results of operations, and financial condition.

The recent historical global economic weakness affected, among other things, the banking system, financial markets, general economic development, employment levels and, to a lesser extent, some of our insurance company clients. The effects of this global economic weakness significantly impacted our business, including reducing case volumes and revenues. There could continue to be a number of follow-on effects from the recent historical global economic weakness, and remaining uncertainty with respect to the timing and duration of any economic recovery on our business, including: insolvency of key clients; the inability of our clients to obtain credit or to otherwise be able to pay us for the services that we render; counterparty failures negatively impacting our and our clients’ treasury operations; increased expense or inability to obtain financing for our operations; and requirements for us to further materially increase the periodic expense and the funding obligations under our various defined benefit pension plans. In addition, our indefinite-lived intangible asset consisting of the Broadspire trade name, with a carrying value of $29.1 million, and the $44.0 million of goodwill in the Americas segment, are exposed to potential impairment if continued economic uncertainty negatively affects our business. We cannot predict the extent to which any of the foregoing may further materially adversely impact our business, results of operations or financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, dated December 8, 2011, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto, as amended (the “Credit Facility”). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. The covenants become more restrictive in the future and, if we do not maintain compliance with the covenant requirements, we will be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in the Company's best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with the increasingly restrictive nature thereof. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period for various reasons, any of which can materially impact our financial condition and results of operations.

Our Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period. Revenues from this segment are in part dependent on product liability, bankruptcy and securities class action cases and settlements. Legislation or a change in market conditions could curtail, slow or limit growth of this part of our business. Tort reforms in the U.S., at either the national or state levels, could limit the number and size of future class action cases and settlements. Any slowdown in the referral of projects to the Legal Settlement Administration segment or the commencement of services under the projects in any period could materially adversely impact our financial condition and results of operations.

The Broadspire segment currently operates on multiple software platforms. We are in the process of consolidating and migrating these platforms. While we expect to benefit from certain cost savings and other synergies from this consolidation and migration to these platforms, no assurances can be provided we will achieve any such benefits.

Our Broadspire segment currently utilizes multiple claims adjudication software platforms for collection of client data. Broadspire is consolidating these platforms into RiskTech, our proprietary claims management system. The achievement of further operational efficiencies, including reduced costs of maintaining multiple claims platforms, depends upon the successful integration of remaining claims platforms into RiskTech. The Company cannot guarantee that it will complete the scheduled integration on time, or that, once completed, the integrated platform will provide the expected benefits. Failure to achieve targeted integration goals may materially adversely affect our results of operations.

The Broadspire segment uses a third-party software platform to support its medical bill review services. This platform will be replaced with a new software platform during 2013. We expect the new medical bill review software platform to provide enhanced performance at a lower cost. The Broadspire segment uses a proprietary software platform to support its utilization management services. This platform will be replaced with a third-party software platform during 2013. We expect the new utilization management software platform to provide enhanced performance at a lower cost, with the added benefit of removing the expense for maintaining the proprietary system. The Company cannot guarantee that it will complete the scheduled migrations of the medical bill review and utilization management software platforms on time, or that, once completed, the new platforms will provide the expected benefits. Failure to achieve targeted migration goals may materially adversely affect our results of operations.

We may not be able to develop or acquire necessary IT resources to support and grow our business. Our failure to do this could materially adversely affect our business, results of operations, and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These IT resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these IT resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop, acquire replacement resources or identify new technology resources necessary to support and grow our business. Any failure to do so, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations, and financial condition.

We currently, and from time to time in the future may, outsource a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.

We currently, and from time to time in the future may, outsource significant portions of our internal business functions to third-party providers. Third-party service providers may not comply on a timely basis with all of our requirements, or may not provide us with an acceptable level of service. In addition, our reliance on third-party providers to provide service to us could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations, either of which could damage our relationships with our customers. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Our failure to successfully outsource any material portion of our business functions could materially adversely affect our business, results of operations, and financial condition.

Control by a principal shareholder could adversely affect our other shareholders.

As of December 31, 2012, Jesse C. Crawford, a member of our board of directors, beneficially owned approximately 52% of our outstanding class B common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2012, Mr. Crawford also beneficially owned approximately 40% of our outstanding class A common stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by, or be in the best interests of, our other shareholders.

We are subject to insurance underwriting market cycle risks. We may not be able to identify new revenue sources not directly tied to this cycle and, in that event, would remain subject to its risks.

Although the insurance industry underwriting cycle has been characterized in recent years as soft, the property-casualty underwriting cycle remains volatile and may be transitioning to a harder market. In softer insurance markets, insurance premiums and deductible levels are generally in decline and industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, increased excluded coverages, increased reservation of rights letters, and more unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share.

We try to mitigate this risk exposure through the development and marketing of services that are not affected by the insurance underwriting cycle. However, there can be no assurance that our mitigation efforts will be effective with respect to eliminating or reducing underwriting market cycle risk. To the extent we cannot effectively minimize the risk through diversification, our financial condition and results of operations could be materially adversely impacted by, or during, future hard market cycles.

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

A significant portion of our operations are international. These international operations face political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could materially negatively affect those operations or our business as a whole.

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

International operations also subject us to numerous additional laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims services markets, both in the U.S. and internationally, are highly competitive and are comprised of a large number of companies of varying size and offering a varied scope of services. These include large insurance companies and insurance brokerage firms which, in addition to their primary services of insurance underwriting or insurance brokerage, also provide services such as claims administration, healthcare and disability management, and risk management information systems. Many of these companies are larger than us in terms of annual revenues and total assets, and may be more able than us to devote significant resources to advertising, marketing, and price competition. In addition, we also compete with a significant number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are generally lower than ours, or may, in certain markets, have local knowledge that provides them with a competitive advantage. There are also national independent companies that provide a similar broad spectrum of claims management services and who directly compete with us. We have also encountered increased pricing pressures from both our clients and competitors, and we expect this trend to continue. In the event we are not able to successfully compete in the markets in which we operate, we could experience a material adverse effect on our results of operations, cash flows or financial position.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients’ needs for adjusters.

Our catastrophe related work and revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can place strains on our capacity. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently, and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

Changes in income tax rates or laws could have a material adverse impact on our financial results.

We earn a substantial portion of our income in foreign countries. There are, from time to time, proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. In addition, foreign jurisdictions may change tax rates or laws relating to income of non-native corporations without the same processes for change in laws required in the U.S. Although we cannot predict whether or in what form these proposals will become laws or otherwise impact us, several proposals being considered, if enacted into law, could have a material adverse impact on our tax expense and/or cash flow.

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

We recently identified a material weakness in the area of accounting for income taxes. If the steps we have taken and expect to take to remediate this material weakness are not successful, the material weakness could result in a number of negative consequences.

As described in more detail in Item 9A., Controls and Procedures, in this Form 10-K, we recently identified a material weakness in our internal control over financial reporting, in the area of accounting for income taxes. Although our management has taken measures, and expects to continue to take additional measures to remediate this material weakness, if these measures are not successful, such material weakness could result in a number of negative consequences, including significant additional management time and attention, additional costs, future misstatements in our financial statements, our inability to timely meet financial statement reporting and filing obligations, a loss of confidence by investors in our reported financial information and a negative effect on the trading price of our common stock.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2012, the Company owned a building in Tucker, Georgia where part of its information technology facility was previously located. It also owned an office in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2012, the Company leased over 400 other office locations for use by one or more of its segments under various leases with varying terms. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange (NYSE) under the symbols “CRDA” and “CRDB,” respectively. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRDA and CRDB, as reported on the New York Stock Exchange:

2012	First	Second	Third	Fourth
CRDA — High	$4.55	$3.91	$4.64	$5.64
CRDA — Low	$3.33	$3.15	$3.41	$3.78
CRDB — High	$6.44	$5.15	$5.15	$7.98
CRDB — Low	$4.38	$3.47	$3.40	$4.60

2011	First	Second	Third	Fourth
CRDA — High	$3.47	$5.60	$5.48	$4.73
CRDA — Low	$2.44	$3.21	$3.73	$3.30
CRDB — High	$4.92	$7.66	$8.23	$7.11
CRDB — Low	$3.41	$4.64	$4.94	$4.82

During the year ended December 31, 2012, we declared and paid cash dividends of $0.20 per share and $0.16 per share on CRDA and CRDB, respectively. During the year ended December 31, 2011, we declared and paid cash dividends of $0.10 per share and $0.08 per share on CRDA and CRDB, respectively. In addition, during the quarter ending March 31, 2013, we declared cash dividends of $0.04 per share on CRDA and $0.03 per share on CRDB, which dividends are payable on March 22, 2013 to shareholders of record at the close of business on March 5, 2013. Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements for our defined benefit pension plans, repayment requirements of outstanding borrowings or other obligations, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility. The covenants in our Credit Facility limit dividend payments to shareholders. See Note 4, “Short-Term and Long-Term Debt, Including Capital Leases” to the audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The number of record holders of the Company’s stock as of December 31, 2012: CRDA — 3,022 and CRDB — 534.

In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the 2012 Repurchase Authorization, which replaced Crawford's previously authorized repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. We did not repurchase any shares of CRDA or CRDB under any other share repurchase program in any period presented.

During the first three quarters of 2012, the Company repurchased 136,306 shares of CRDA and 7,000 shares of CRDB. The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during the three months ended December 31, 2012. As of December 31, 2012, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,385,123 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of September 30, 2012				1,856,694
October 1, 2012 - October 31, 2012
CRDA	76,415	$4.17	76,415
CRDB	—	$—	—
Totals as of October 31, 2012				1,780,279
November 1, 2012 - November 30, 2012
CRDA	62,394	$4.51	62,394
CRDB	—	$—	—
Totals as of November 30, 2012				1,717,885
December 1, 2012 - December 31, 2012
CRDA	332,762	$5.03	332,762
CRDB	—	$—	—
Totals as of December 31, 2012	471,571		471,571	1,385,123

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31,	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,176,717	$1,125,355	$1,030,417	$969,868	$1,048,582
Reimbursements	89,421	86,007	80,384	78,334	87,334
Total Revenues	1,266,138	1,211,362	1,110,801	1,048,202	1,135,916
Total Costs of Services	934,348	917,929	839,247	792,325	854,427
Americas Operating Earnings (1)	11,877	19,851	20,748	29,394	28,766
EMEA/AP Operating Earnings (1)	48,585	28,421	24,828	23,401	32,999
Broadspire Operating Earnings (Loss) (1)	27	(11,434)	(11,712)	(1,602)	3,526
Legal Settlement Administration Operating Earnings (1)	60,284	51,307	47,661	13,130	10,814
Unallocated Corporate and Shared Costs and Credits	(10,613)	(9,555)	(5,841)	(10,996)	(6,362)
Goodwill and Intangible Asset Impairment Charges	—	—	(10,788)	(140,945)	—
Net Corporate Interest Expense	(8,607)	(15,911)	(15,002)	(14,166)	(17,622)
Stock Option Expense	(408)	(450)	(761)	(914)	(861)
Amortization of Customer-Relationship Intangible Assets	(6,373)	(6,177)	(5,995)	(5,994)	(6,025)
Special Charges and Credits	(11,332)	2,379	(4,650)	(4,059)	(788)
Income Taxes	(33,686)	(12,739)	(9,712)	(2,618)	(11,564)
Net Income Attributable to Noncontrolling Interests	(866)	(288)	(448)	(314)	(624)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$48,888	$45,404	$28,328	$(115,683)	$32,259
Earnings (Loss) Per CRDB Share (2):
Basic	$0.88	$0.84	$0.54	$(2.23)	$0.63
Diluted	$0.87	$0.83	$0.53	$(2.23)	$0.62
Current Assets	$386,765	$369,549	$379,405	$325,715	$348,357
Total Assets	$844,823	$818,477	$820,674	$742,905	$895,248
Current Liabilities	$337,036	$286,749	$296,841	$258,998	$288,996
Long-Term Debt, Less Current Installments	$152,293	$211,983	$220,437	$173,061	$181,206
Total Debt	$166,406	$214,187	$223,328	$181,282	$196,856
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	$136,199	$133,472	$89,516	$56,682	$175,551
Total Capital	$302,605	$347,659	$312,844	$237,964	$372,407
Current Ratio	1.1:1	1.3:1	1.3:1	1.3:1	1.2:1
Total Debt to Total Capital Ratio	55.0%	61.6%	71.4%	76.2%	52.9%
Return on Average Shareholders’ Investment	36.3%	40.7%	38.8%	(99.6)%	15.0%
Cash Provided by Operating Activities	$92,853	$36,676	$26,167	$51,664	$71,585
Cash Used in Investing Activities	$(33,803)	$(34,933)	$(42,531)	$(31,169)	$(28,036)
Cash (Used in) Provided by Financing Activities	$(64,918)	$(17,964)	$39,520	$(26,555)	$(12,830)
Shareholders’ Equity Per Diluted Share	$2.48	$2.46	$1.68	$1.09	$3.35
Cash Dividends Per Share:
CRDA	$0.20	$0.10	$—	$—	$—
CRDB	$0.16	$0.08	$—	$—	$—
Weighted-Average Shares and Share-Equivalents:
Basic	54,229	53,517	52,664	51,830	50,958
Diluted	54,965	54,246	53,234	51,830	52,342

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, and representing segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, goodwill and intangible asset impairment charges, income taxes, and net income attributable to noncontrolling interests.

(2)
Earnings per share for CRDA and CRDB were the same for years 2008 - 2010. Beginning in 2011, a higher per share dividend was declared on CRDA than CRDB, impacting the earnings per share calculation according to generally accepted accounting principles. As a result, unless otherwise indicated, references to earnings per share refer to CRDB, which is a more dilutive presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this report. As described in Note 1, “Significant Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, financial results from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2012, 2011, and 2010 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2012 and 2011, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2012, 2011 and 2010, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. Europe, Middle East, Africa, Asia-Pacific (“EMEA/AP”) serves the property and casualty insurance company and self-insurance markets in Europe, including the U.K., the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). Broadspire serves the U.S. self-insurance marketplace. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S.

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

The legal settlement administration market is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues for legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Operations

Executive Summary

Net income attributable to Crawford & Company was $48.9 million in 2012, compared with net income of $45.4 million in 2011 and $28.3 million in 2010. During 2012, the Company recorded pretax special charges of $11.3 million, consisting of $1.2 million for severance costs, $0.6 million for retention bonuses, $0.8 million for temporary labor costs, and $0.1 million for other expenses for a project to outsource certain aspects of our U.S. technology infrastructure; $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses; and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations.

During 2011, the Company recorded a net pretax special credit of $2.4 million, consisting of a gain of $7.0 million related to the final settlement of a legal arbitration, net of a $3.4 million write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1.2 million in severance expense related to the Broadspire segment.

In 2010, the Company recorded pretax special charges of $4.7 million, consisting of $2.0 million for severance costs related to reductions in administrative staff and $2.7 million for a loss on the partial sublease of our Broadspire facility in Plantation, Florida. Net income for 2010 also included goodwill impairment charges of $10.8 million.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased substantially for Legal Settlement Administration in 2012 and 2011 compared with 2010 resulting from two special projects. Segment operating earnings improved in our EMEA/AP segment in 2012 compared with 2011 and 2010 primarily resulting from higher claim handling fees in 2012 resulting from the 2011 Thailand flooding event and other weather-related activity in Australia, partially offset by declines in weather-related activity in the U.K. Our Broadspire segment recorded break-even operating results in 2012 compared with losses in 2011 and 2010. The improvement over the prior periods is due to a combination of increased revenues and higher utilization of our employees, as well as the benefit of ongoing cost control measures. Operating earnings for our Americas segment declined from 2011 to 2012 primarily due to a lack of weather-related claims in the U.S. and Canada, particularly in the first six months of 2012 compared with 2011. Claims from superstorm Sandy in the northeastern U.S. improved claim activity in the fourth quarter of 2012.

Compared with 2011, our consolidated revenues before reimbursements were higher in 2012 due primarily to the Legal Settlement Administration segment's engagement in two special projects, which began in the third quarter of 2010. The one remaining project continues to wind down, and we currently expect revenues and segment operating earnings therefrom to continue during 2013, although at a reduced rate. No assurances of timing of the project end date and, therefore, the amount or timing of continued revenues, can be provided. EMEA/AP segment revenues increased due to weather-related claim increases in our Asia-Pacific operating region. Americas segment revenues were lower in 2012 due to a decrease in weather-related cases in the U.S. and Canada, particularly in the first half of 2012. Broadspire segment revenues increased in 2012, primarily due to a strong medical management contribution and positive workers' compensation claims trend.

Selling, general and administrative ("SG&A") expenses were 3.1% higher in 2012 than in 2011 and 9.3% higher in 2011 than in 2010. The increase from 2011 to 2012 was primarily due to increases in professional fees. The increase from 2010 to 2011 was primarily due to a $6.1 million increase in professional fees, the majority of which were associated with the implementation of Broadspire's RiskTech claims system, $1.1 million in professional fees incurred in the arbitration discussed in Note 3, “Goodwill and Intangible Assets,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, a $3.5 million increase in direct compensation costs primarily due to higher incentive compensation costs, $1.1 million in higher expenses associated with our professional indemnity self-insured risks, $1.8 million unfavorable variance in currency translation adjustments on our U.S./Canadian cross-currency swap and U.S./Canadian intercompany debt, and a $1.7 million increase in travel and entertainment expenses.

Segment Operating Earnings (Loss) of our Operating Segments

We believe that a discussion and analysis of the segment operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 12, “Segment and Geographic Information," to the accompanying audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Segment operating earnings (loss) represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income (loss) attributable to noncontrolling interests.

Income tax expense, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income tax expense is calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for customer-relationship intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

Special charges and credits arise from from time to time from events (such as expenses related to restructurings, losses on subleases, arbitration awards, debt refinancings, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Goodwill and intangible asset impairment charges represent costs from 2010 settlements of arbitration proceedings and are not reflected in the Broadspire segment operating loss in any period. For further discussion, see Note 3, “Goodwill and Intangible Assets,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, and special charges and credits follows the discussion and analysis of the results of operations of our four operating segments.

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in our consolidated results of operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income (loss) or operating earnings (loss). A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying statements of income.

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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company, were as follows:

				% Change From Prior Year
Year Ended December 31,	2012	2011	2010	2012	2011
	(In thousands, except percentages)
Revenues Before Reimbursements:
Americas	$334,431	$357,716	$334,940	(6.5)%	6.8%
EMEA/AP	366,718	340,246	285,798	7.8%	19.1%
Broadspire	238,960	234,775	245,496	1.8%	(4.4)%
Legal Settlement Administration	236,608	192,618	164,183	22.8%	17.3%
Total, before reimbursements	1,176,717	1,125,355	1,030,417	4.6%	9.2%
Reimbursements	89,421	86,007	80,384	4.0%	7.0%
Total Revenues	$1,266,138	$1,211,362	$1,110,801	4.5%	9.1%
Direct Compensation & Fringe Benefits:
Americas	$212,361	$227,099	$213,598	(6.5)%	6.3%
% of related revenues before reimbursements	63.5%	63.5%	63.8%
EMEA/AP	221,140	222,236	191,435	(0.5)%	16.1%
% of related revenues before reimbursements	60.3%	65.3%	67.0%
Broadspire	130,167	136,235	145,685	(4.5)%	(6.5)%
% of related revenues before reimbursements	54.5%	58.0%	59.3%
Legal Settlement Administration	84,613	72,010	54,596	17.5%	31.9%
% of related revenues before reimbursements	35.8%	37.4%	33.3%
Total	$648,281	$657,580	$605,314	(1.4)%	8.6%
% of Revenues before reimbursements	55.1%	58.4%	58.7%
Expenses Other than Direct Compensation & Fringe
Benefits:
Americas	$110,193	$110,766	$100,594	(0.5)%	10.1%
% of related revenues before reimbursements	32.9%	31.0%	30.0%
EMEA/AP	96,993	89,589	69,535	8.3%	28.8%
% of related revenues before reimbursements	26.5%	26.3%	24.3%
Broadspire	108,766	109,974	111,523	(1.1)%	(1.4)%
% of related revenues before reimbursements	45.5%	46.9%	45.5%
Legal Settlement Administration	91,711	69,301	61,926	32.3%	11.9%
% of related revenues before reimbursements	38.7%	36.0%	37.7%
Total, before reimbursements	407,663	379,630	343,578	7.4%	10.5%
% of Revenues before reimbursements	34.6%	33.7%	33.3%
Reimbursements	89,421	86,007	80,384	4.0%	7.0%
Total	$497,084	$465,637	$423,962	6.8%	9.8%
% of Revenues	39.3%	38.4%	38.2%
Segment Operating Earnings (Loss):
Americas	$11,877	$19,851	$20,748	(40.2)%	(4.3)%
% of related revenues before reimbursements	3.6%	5.5%	6.2%
EMEA/AP	48,585	28,421	24,828	70.9%	14.5%
% of related revenues before reimbursements	13.2%	8.4%	8.7%
Broadspire	27	(11,434)	(11,712)	100.2%	2.4%
% of related revenues before reimbursements	—%	(4.9)%	(4.8)%
Legal Settlement Administration	60,284	51,307	47,661	17.5%	7.6%
% of related revenues before reimbursements	25.5%	26.6%	29.0%
(Deduct)/Add:
Unallocated corporate and shared costs and credits	(10,613)	(9,555)	(5,841)	11.1%	63.6%
Goodwill and intangible asset impairment charges	—	—	(10,788)	—%	nm
Net corporate interest expense	(8,607)	(15,911)	(15,002)	(45.9)%	6.1%
Stock option expense	(408)	(450)	(761)	(9.3)%	(40.9)%
Amortization of customer-relationship intangible assets	(6,373)	(6,177)	(5,995)	3.2%	3.0%
Special charges and credits	(11,332)	2,379	(4,650)	576.3%	(151.2)%
Income before income taxes	83,440	58,431	38,488	42.8%	51.8%
Income taxes	(33,686)	(12,739)	(9,712)	164.4%	31.2%
Net income	49,754	45,692	28,776	8.9%	58.8%
Less: Net income attributable to noncontrolling interests	866	288	448	200.7%	(35.7)%
Net Income Attributable to Shareholders of Crawford & Company	$48,888	$45,404	$28,328	7.7%	60.3%
_________________
nm = not meaningful

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment decreased from $19.9 million in 2011 to $11.9 million in 2012, representing an operating margin of 3.6% in 2012 compared with 5.5% in 2011. The decrease in 2012 was primarily due to a lack of weather-related claims in the U.S. and Canada, particularly in the first six months of 2012 as compared with 2011. Claims from superstorm Sandy in the northeastern U.S. improved results toward the end of 2012.

Revenues before Reimbursements

Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2012	2011	Variance
	(In thousands)
U.S. Claims Field Operations	$105,973	$113,487	(6.6)%
Contractor Connection	27,470	22,678	21.1%
U.S. Technical Services	29,081	32,186	(9.6)%
U.S. Catastrophe Services	38,504	37,648	2.3%
Subtotal U.S. Property & Casualty	201,028	205,999	(2.4)%
Canada—all service lines	120,767	136,177	(11.3)%
Latin America/Caribbean—all service lines	12,636	15,540	(18.7)%
Total Revenues before Reimbursements	$334,431	$357,716	(6.5)%

For the year ended December 31, 2012 compared with the year ended December 31, 2011, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, decreasing revenues before reimbursements by 0.8%. Revenues were also negatively impacted by segment unit volume, measured principally by cases received, which decreased by 2.1% during this period. In addition, an overall unfavorable change in the mix of services provided and in the rates charged for those services decreased revenues by approximately 3.6% in 2012 compared with 2011.

The overall decline in revenues in U.S. Property & Casualty was primarily due to declines in U.S. Claims Field Operations and U.S. Technical Services revenues resulting from a lack of non-catastrophic weather-related events. These declines were partially offset by increases in revenues from our direct repair network, Contractor Connection, and from U.S. Catastrophe Services. Contractor Connection revenues increased due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. U.S. Catastrophe Services revenues rebounded in the fourth quarter of 2012 as a result of superstorm Sandy to finish the year 2.3% higher than 2011.

The overall revenue decrease in Canada was primarily due to a decrease in the number of cases received resulting from the lack of weather-related events, carrier decisions to outsource fewer claims, a stronger U.S. dollar, and regulatory reforms to Ontario's automobile insurance legislation, which substantially reduced both frequency and severity of accident benefit claims.

Revenues in Latin America and the Caribbean decreased approximately 10.7% in local currency. The decrease in 2012 is primarily due to competitive pricing pressure and the decision by several clients in Brazil to keep their claims in-house rather than outsourcing them to us.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Americas operations were $18.0 million in 2012, increasing from $16.6 million in 2011. The increase in 2012 was due primarily to increases in billable expenses related to cases resulting from superstorm Sandy.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011	Variance
U.S. Claims Field Operations	200,311	232,449	(13.8)%
Contractor Connection	157,953	132,343	19.4%
U.S. Technical Services	8,252	9,466	(12.8)%
U.S. Catastrophe Services	61,346	52,982	15.8%
Subtotal U.S. Property & Casualty	427,862	427,240	0.1%
Canada—all service lines	121,321	137,678	(11.9)%
Latin America/Caribbean—all service lines	54,264	51,509	5.3%
Total Americas Cases Received	603,447	616,427	(2.1)%

The 2012 decrease in U.S. Claims Field Operations, U.S. Technical Services, and Canada cases was primarily due to lower industry-wide claims volumes, primarily due to a reduction in weather-related events in the first six months of 2012, which resulted in fewer cases referred to us from our clients. The 2012 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks, which we expect to continue and also to additional cases from superstorm Sandy. The 2012 increase in U.S. Catastrophe Services cases was primarily due a large influx of cases in the fourth quarter of 2012 resulting from superstorm Sandy.

The 2012 increase in cases in Latin America and the Caribbean was primarily due to growth in high-frequency, low-severity claims activity in Mexico and Brazil.

Direct Compensation and Fringe Benefits

The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 63.5% for both 2012 and 2011. There was an average of 2,681 full-time equivalent employees ("FTEs") (including 181 catastrophe adjusters) in 2012 compared with an average of 2,844 (including 172 catastrophe adjusters) in 2011.

The number of full-time equivalent employees has been reduced in response to the decline in case volumes and is evident in reduced costs. Americas salaries and wages decreased 6.5%, to $180.0 million in 2012 from $192.6 million in 2011. Approximately $2.2 million of the decrease was due to changes in exchange rates, with the remainder due to a reduction in the number of FTEs. Payroll taxes and fringe benefits for Americas totaled $32.4 million in 2012, decreasing 6.1% from 2011 expenses of $34.5 million. The overall decrease in 2012 compared with 2011 aligned with the decreased salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Americas expenses other than reimbursements, direct compensation and fringe benefits were relatively unchanged at $110.8 million in 2011 compared with $110.2 million in 2012. These expenses are more fixed in nature and increased as a percent of Americas revenues before reimbursements due to the overall decline in revenues to 32.9% in 2012 from 31.0% in 2011.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings increased to $48.6 million in 2012, an increase of 70.9% from 2011 operating earnings of $28.4 million. The operating margin increased from 8.4% in 2011 to 13.2% in 2012. The increase in EMEA/AP operating earnings was primarily due to higher claim handling fees in 2012 resulting from the 2011 Thailand flooding event and other weather-related activity in Australia, partially offset by declines in weather-related activity in the U.K.

Revenues before Reimbursements

Substantially all EMEA/AP segment revenues are earned from the property and casualty insurance company and self-insurance markets. Revenues before reimbursements by major region were as follows:

Year Ended December 31,	2012	2011	Variance
	(In thousands)
U.K.	$133,436	$149,209	(10.6)%
Continental Europe, Middle East, Africa (“CEMEA”)	97,396	95,599	1.9%
Asia-Pacific	135,886	95,438	42.4%
Total EMEA/AP Revenues before Reimbursements	$366,718	$340,246	7.8%

Revenues before reimbursements from our EMEA/AP segment totaled $366.7 million in 2012, a 7.8% increase from $340.2 million in 2011. This 2012 revenue increase was due to the ongoing handling of claims resulting from the 2011 Thailand flooding event and weather-related activity in Australia. Revenues from Thailand were $37.0 million for 2012 compared with $4.9 million for 2011. We expect a high level of activity in Thailand to continue into 2013, although no assurances of timing or amount of revenues from this event can be provided.

Compared with 2011, the U.S. dollar was stronger in 2012 against most major foreign currencies, resulting in a negative impact from exchange rate movements of $10.4 million, or 3.0%, on this segment’s revenues from 2011 to 2012. Excluding the negative impact of exchange rate fluctuations, EMEA/AP revenues would have been $377.1 million in 2012, reflecting growth in revenues on a constant dollar basis of 10.8%. U.K. revenues declined due to a reduction in weather-related activity compared with the prior year. The slight increase in revenue in CEMEA for 2012 compared with 2011 was primarily due to growth in high-frequency, low-severity claims in Germany, Spain, Scandinavia, and the Netherlands resulting from market share gains and a new volume-claims product.

EMEA/AP unit volume, measured by cases received, decreased 3.5% in 2012 compared with 2011. This decrease primarily reflected decreased case referrals during 2012 as discussed below. Average revenue per claim increased 14.3% from changes in the mix of services provided and in the rates charged for those services, primarily due to the increase in revenues from the Thailand flooding event.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment increased to $40.2 million in 2012 from $35.2 million in 2011. This increase in 2012 was due primarily to reimbursed expenses from the increased weather-related activity in Asia-Pacific.

Case Volume Analysis

EMEA/AP unit volumes by region for 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011	Variance
U.K.	120,850	159,294	(24.1)%
CEMEA	188,843	156,972	20.3%
Asia-Pacific	146,406	156,293	(6.3)%
Total EMEA/AP Cases Received	456,099	472,559	(3.5)%

The decrease in cases received in the U.K. was primarily due to a decline in weather-related activity from 2011 to 2012. The increase in CEMEA cases resulted primarily from growth in high-frequency, low-severity claims in Germany, Spain, Scandinavia, and the Netherlands. The decrease in Asia-Pacific cases was due to a decline in new weather-related cases in Australia and fewer high-frequency, low-severity claims in Singapore and Malaysia, partially offset by an increase in cases in China. Many of the flood-related cases in Thailand and Australia were received in 2011, with the revenues from these cases recognized as it is earned. Accordingly, changes in revenues may not match changes in the number of cases received in any period.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, decreased to 60.3% in 2012 from 65.3% in 2011. The percentage decrease primarily reflected increased utilization of our staff. The dollar amount of these expenses decreased in 2012 by $1.1 million. Changes in exchange rates decreased direct compensation and fringe benefits expenses by approximately $6.5 million in 2012 compared with 2011. Within the segment, there was a $5.2 million local currency reduction in direct compensation and fringe benefits in the U.K. and CEMEA in 2012 compared with 2011 primarily due to a $4.3 million reduction in pension expense in 2012 compared with 2011. This decline was offset by a $10.7 million local currency increase in compensation costs in Asia-Pacific in 2012 compared with 2011 primarily as a result of an increase in staff required to administer claims from the Thailand floods and weather-related cases in Australia and higher incentive compensation expense. There was an average of 3,069 EMEA/AP FTEs in 2012, a slight decrease from 3,114 in 2011 with a decline in FTEs in the U.K. partially offset by an increase in FTEs in Asia-Pacific.

Salaries and wages of EMEA/AP segment personnel increased 1.2% to $188.8 million in 2012 compared with $186.6 million in 2011, decreasing as a percent of revenues before reimbursements from 54.8% in 2011 to 51.5% in 2012. Payroll taxes and fringe benefits decreased 9.3% to $32.3 million in 2012 compared with $35.6 million in 2011.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 26.3% in 2011 to 26.5% in 2012 and the dollar amount of these expenses increased by $7.4 million. In local currency, the increase would have been approximately $10.1 million, with the increase primarily resulting from higher outsourced services expenses incurred to administer the Thailand flood claims.

BROADSPIRE SEGMENT

Operating Earnings (Loss)

Broadspire recorded operating earnings of $27,000 in 2012, compared with an operating loss of $11.4 million, or (4.9)% of segment revenues before reimbursements, in 2011. The improvement over the prior year is due to a combination of increased revenues and higher utilization of our employees, as well as the benefit of ongoing cost control measures.

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

Year Ended December 31,	2012	2011	Variance
	(In thousands)
Workers' Compensation and Liability Claims Management	$100,051	$100,039	—%
Medical Management	122,833	118,205	3.9%
Risk Management Information Services	16,076	16,531	(2.8)%
Total Broadspire Revenues before Reimbursements	$238,960	$234,775	1.8%

Broadspire segment revenues before reimbursements increased 1.8% to $239.0 million in 2012 compared with $234.8 million in 2011. Unit volumes for the Broadspire segment, measured principally by cases received, increased 5.0% from 2011 to 2012. Revenues declined 3.2% from changes in the mix of services provided and in the rates charged for those services. Revenues for a special project for one of our clients are charged at a lower rate than some of our other service lines.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses included in total revenues for our Broadspire segment were $3.9 million in 2012, increasing from $3.7 million in 2011. This increase was primarily attributable to higher travel expenses incurred by our medical field case management personnel.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011	Variance
Workers’ Compensation	152,160	137,912	10.3%
Casualty	62,407	68,243	(8.6)%
Other	25,274	22,239	13.6%
Total Broadspire Cases Received	239,841	228,394	5.0%

The 2012 increase in workers’ compensation cases was a result of market share gains, increased client retention, improving economic conditions and declines in the U.S. unemployment rate. The decrease in casualty cases in 2012 compared with 2011 was a result of a reduction in the number of cases in 2012 related to an ongoing special project for one of our clients, which began in late 2010. The 2012 increases in other cases were primarily due to increases in health management services resulting from employers that added such services to their employee benefits programs in 2012.

Direct Compensation and Fringe Benefits

Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 54.5% in 2012, compared with 58.0% in 2011. This decrease was due to both higher revenues and lower costs due to a decrease in the number of employees. Average FTEs totaled 1,668 in 2012, down from 1,817 in 2011.

Broadspire segment salaries and wages decreased 4.5%, to $108.1 million in 2012 from $113.2 million in 2011, reflecting the decline in FTEs in 2012. Payroll taxes and fringe benefits for our Broadspire segment totaled $22.1 million in 2012, decreasing 3.9% from 2011 expenses of $23.0 million, corresponding to the salaries and wages decreases.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and fringe benefits decreased as a percent of segment revenues before reimbursements to 45.5% in 2012 from 46.9% in 2011. Total 2012 expenses declined by $1.2 million compared with 2011, primarily due to the ongoing cost control measures partially offset by higher medical bill review fees as a result of the increase in medical management revenues.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

From the summer of 2010 through April 2012, our Legal Settlement Administration segment was engaged to work on the GCCF special project. On May 2, 2012, the United States District Court, Eastern District of Louisiana, granted preliminary approval to the Gulf Oil Spill Deepwater Horizon class action settlement. Our Legal Settlement Administration segment was selected (among others) to assist with the administration of this class action settlement. As a result, our Legal Settlement Administration transitioned from working on the GCCF special project to the class action settlement. Our revenues in 2012 remained high as a result of our work on this class action settlement, the GCCF special project and other class action settlements. We expect activity in this special project to continue during 2013, although at a reduced rate. No assurances of timing of the Deepwater Horizon class action settlement end date and, therefore, the timing and amounts of continued revenues, can be provided.

Operating Earnings

Our Legal Settlement Administration segment reported 2012 operating earnings of $60.3 million, increasing 17.5% from $51.3 million in 2011, with the related operating margin decreasing from 26.6% in 2011 to 25.5% in 2012. The changes in the operating margin were primarily the result of the mix of services provided.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlements, and bankruptcy claim administration, primarily in the U.S. Legal Settlement Administration revenues before reimbursements increased 22.8% to $236.6 million in 2012, compared with $192.6 million in 2011. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of projects awarded. The growth in Legal Settlement Administration revenues was due primarily to the special projects discussed above.

At December 31, 2012, we had an estimated backlog of awarded projects totaling approximately $151.9 million, compared with approximately $64.0 million at December 31, 2011. Of the $151.9 million backlog at December 31, 2012, an estimated $116.3 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration were $27.3 million in 2012, decreasing from $30.5 million in 2011. The variance was due primarily to changes in the number of large mailings in each period and the mail method utilized (i.e., express mail versus normal mail delivery).

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, decreased to 35.8% in 2012, compared with 37.4% in 2011. There was an average of 602 FTEs in 2012, compared with an average of 542 in 2011.

Legal Settlement Administration salaries and wages, including incentive compensation, increased 17.1% to $75.9 million in 2012 from $64.8 million in 2011. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $8.7 million in 2012, increasing 20.8% from 2011 costs of $7.2 million. This 2012 increase was primarily due to higher bonuses and other incentive compensation due to the improved results, merit pay increases and an increase in the number of FTEs in 2012.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of related segment revenues before reimbursements to 38.7% in 2012 from 36.0% in 2011 as a result of the use of outsourced service providers to assist with special projects.

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

Direct Compensation and Fringe Benefits

Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, decreased to 63.5% in 2011 compared with 63.8% in 2010. This decrease in 2011 was due primarily to an increase in revenues as expenses increased 6.3%. There was an average of 2,844 FTEs (including 172 catastrophe adjusters) in 2011 compared with an average of 2,901 (including 68 catastrophe adjusters) in 2010.

Americas salaries and wages increased 6.6%, to $192.6 million in 2011 from $180.7 million in 2010. Approximately $5.1 million of the increase was due to changes in exchange rates. In addition, the increase was a result of the increased use of catastrophe adjusters to assist with the weather-related claims activity in 2011 and to higher incentive compensation expense. Incentive compensation is variable and is primarily tied to growth in revenues and operating earnings and to reductions in days sales outstanding. Payroll taxes and fringe benefits for Americas totaled $34.5 million in 2011, increasing 4.9% from 2010 expenses of $32.9 million. The increase in 2011 compared with 2010 aligned with the increased salaries and wages.

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

Revenues before Reimbursements

EMEA/AP revenues before reimbursements by major region were as follows:

Year Ended December 31,	2011	2010	Variance
	(In thousands)
U.K.	$149,209	$134,388	11.0%
CEMEA	95,599	86,811	10.1%
Asia-Pacific	95,438	64,599	47.7%
Total EMEA/AP Revenues before Reimbursements	$340,246	$285,798	19.1%

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

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 24.3% in 2010 to 26.3% in 2011, and the dollar amount of these expenses increased by $20.1 million. Approximately $5.2 million of the increase was due to changes in exchange rates, with the remainder of the increase primarily resulting from the increased use of outside contractors and other expenses that were necessary to handle the increased claims activity.

BROADSPIRE SEGMENT

Operating Loss

Broadspire recorded an operating loss of $11.4 million, or (4.9)% of segment revenues before reimbursements in 2011, compared with an operating loss of $11.7 million, or (4.8)% of segment revenues before reimbursements in 2010.

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

Broadspire segment revenues before reimbursements decreased 4.4% to $234.8 million in 2011 compared with $245.5 million in 2010. Unit volumes for the Broadspire segment, measured principally by cases received, decreased 1.6% from 2010 to 2011. In addition to the decline in volume, revenue also declined 2.8% from changes in the mix of services provided and in the rates charged for those services. Revenues for a special project for one of our clients were charged at a lower rate than some of our other service lines. In addition, we experienced a lengthening in the duration of certain workers' compensation cases, and we experienced changes in the mix of cases we are handling, with a higher percentage of less complex, lower-value cases. The combined result of these factors was a 4.4% decrease in Broadspire segment revenues before reimbursements from 2010 to 2011.

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

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements increased 17.3% to $192.6 million in 2011, compared with $164.2 million in 2010. The growth in Legal Settlement Administration revenues was due primarily to the GCCF special project.

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

EXPENSES AND GAINS EXCLUDED FROM SEGMENT OPERATING EARNINGS

 Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $33.7 million, $12.7 million, and $9.7 million for 2012, 2011, and 2010, respectively. Our effective tax rate, including discrete items and adjustments related to uncertain tax positions, for financial reporting purposes was 40.4%, 21.8%, and 25.2% for 2012, 2011, and 2010, respectively. After adjusting for the $10.8 million non-deductible goodwill charges in 2010 our effective tax rate would have been 19.7% in 2010. The 2011 and 2010 rates reflected tax benefits from the 2009 international restructuring. Based on our 2013 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2013 to be in the 32% to 35% range before considering any discrete items.

Our most significant deferred tax asset is related to the unfunded liability of our defined benefit pension plans. The tax deduction for defined benefit pension plans generally occurs upon funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans are met, the deferred tax asset should be realized. In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have recorded a $7.9 million valuation allowance on certain net operating loss carryforwards in our international operations. In 2011, we determined that we no longer needed a $5.5 million valuation allowance on certain U.S. foreign tax credits, and we reduced our tax expense accordingly. Management believes that it is more likely than not that we will realize our net deferred tax assets based on our forecast of future taxable income. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $9.6 million, $16.9 million, and $15.7 million for 2012, 2011, and 2010, respectively. The decrease in interest expense in 2012 compared with 2011 was due primarily to the reduction in interest rates we obtained under our credit facility entered into in December 2011. The increase in interest expense in 2011 compared with 2010 was due primarily to higher levels of outstanding borrowings in 2011 before that refinancing. Corporate interest income totaled $1.0 million, $1.0 million, and $0.7 million in 2012, 2011, and 2010, respectively. Corporate interest income increased in 2012 and 2011 compared with 2010 due to an increase in available cash balances in 2012 and 2011. We pay interest based on variable rates. Whether we can expect future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Most of our stock options were granted prior to 2005. Stock option expense of $0.4 million, $0.5 million and $0.8 million was recognized during 2012, 2011, and 2010, respectively. Stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to the appropriate operating segment and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $6.4 million, $6.2 million, and $6.0 million in 2012, 2011, and 2010, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Income.

Unallocated Corporate and Shared Costs and Credits

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs and credits represent costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs and credits were $10.6 million, $9.6 million, and $5.8 million in 2012, 2011, and 2010, respectively. These costs increased in 2012 compared with 2011 due primarily to a $2.1 million increase in our U.S. defined benefit plan expense, a $1.2 million increase in professional fees, and a $0.6 million increase in bad debt expense. These increases were partially offset by a decrease of $1.9 million in unallocated legal costs associated with arbitration proceedings, a $0.7 million decrease in expense related to our U.S./Canada cross-currency swap, and $0.3 million decrease in other expenses. These costs increased in 2011 compared with 2010 due primarily to a $1.6 million increase in our self-insured liabilities, $1.8 million in expense related to our U.S./Canada cross-currency swap, an increase of $1.9 million in unallocated legal costs associated with arbitration proceedings, an increase of $0.5 million in compensation costs, and an increase of $1.5 million in professional fees. These increases were partially offset by a $3.7 million decrease in our U.S. defined benefit plan expense.

Goodwill and Intangible Asset Impairment Charges

In 2010, the independent arbitrator arbitrating a portion of the matters relating to our acquisition of Broadspire Management Services, Inc. ("BMSI") (the "Accounting Arbitration") issued a decision and determination in connection therewith, which is described more fully in Note 3, "Goodwill and Intangible Assets," to the accompanying audited Consolidated Financial Statements. As a result of this determination, we made payments to Platinum Equity, LLC ("Platinum") totaling $13.5 million during 2010, representing additional purchase price consideration for the acquisition of BMSI. All of the goodwill in the Broadspire segment was previously impaired and the fair value of the Broadspire segment did not support additional goodwill. Accordingly, we recorded additional goodwill impairment charges of $14.8 million in 2010. Interest of $1.3 million was accrued as of December 31, 2010, but was reversed in 2011, upon settlement of a legal arbitration with Platinum in 2011 (see "Special Charges and Credits" below).

Also during 2010, we recorded a $4.0 million reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010 as such amount was not material for purposes of requiring a prior year restatement.

Special Charges and Credits

Special charges and credits in 2012 consisted of $1.2 million for severance costs, $0.6 million for retention bonuses, $0.8 million for temporary labor costs, and $0.1 million for other expenses in a project to outsource certain aspects of our U.S. technology infrastructure; $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses; and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations.

Special charges and credits in 2011 consisted of three items. In addition to the Accounting Arbitration discussed above, we had asserted claims for damages against Platinum due to breaches in the representations and warranties contained in the Stock Purchase Agreement (the "Legal Arbitration"). On July 25, 2011, the panel arbitrating the Legal Arbitration issued a final decision, resulting in our recognizing a pretax arbitration award of $7.0 million ($5.9 million, net of tax). Portions of the award were considered to be adjustments of the purchase price. We also recorded a $3.4 million write-off of deferred financing costs related to the repayment of our then-outstanding Term Loan B and $1.2 million in severance expense related to the Broadspire segment.

Special charges and credits in 2010 consisted of pretax special charges of $2.7 million for a loss incurred on a separate phase of the partial sublease of our Broadspire facility in Plantation, Florida, and $2.0 million for severance costs related to reductions in administrative staff in the U.S.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities. We may use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. During 2012, our interest rate swap agreement expired and as a result amounts deferred in accumulated other comprehensive income, which were not significant, were reclassified into earnings.

On December 8, 2011, we entered into a senior secured credit agreement (the "Credit Facility") with Crawford & Company Risk Services Investments Limited, (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower"), and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower" and, together with the UK Borrower and the Canadian Borrower, the "Foreign Borrowers"), each wholly-owned subsidiaries of the Company, as borrowers (the Foreign Borrowers together with the Company, the "Borrowers"), the lenders party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Australian Security Trustee, and UK Security Trustee for the lenders, Bank of America, N.A., as Syndication Agent, RBS Citizens, N.A., as Documentation Agent, and Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners.

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

At December 31, 2012 and 2011, a total of $150,000,000 and $211,130,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $18,171,000 and $18,819,000 were outstanding at December 31, 2012 and 2011, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the available balance of the revolving credit portion of the Credit Facility totaled $145,611,000 and $95,051,000 at December 31, 2012 and 2011, respectively.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom, and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on our leverage ratio (as defined in the Credit Facility), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.75% to 2.50% and for Base Rate loans ranges from 0.75% to 1.50%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one-month interest period plus 1.0%.

The representations, covenants, and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio (each as defined in the Credit Facility). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

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

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowings under the Credit Facility. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At December 31, 2012, we were in compliance with all of the covenants in our Credit Facility.

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

The operations of our Americas and EMEA/AP segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in the locations in which we do business negatively impacted our revenues and operating earnings in 2012, while 2010 and 2011 saw a decline in the strength of the U.S. dollar, which positively impacted our 2010 and 2011 results. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our Americas and EMEA/AP segments.

At December 31, 2012, our working capital balance (current assets less current liabilities) was approximately $49.7 million, compared with $82.8 million at December 31, 2011. The decline in working capital is due to increases in current liabilities resulting from the high level of activity in the fourth quarter of 2012. Cash and cash equivalents at the end of 2012 totaled $71.2 million, compared with $77.6 million at the end of 2011.

Cash and cash equivalents as of December 31, 2012 consisted of $10.4 million held in the U.S. and $60.8 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries are available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012, and we have provided for additional U.S. and foreign income taxes on such profits. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, repay non-U.S. debt, and to fund future acquisitions. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $56.2 million in 2012, from $36.7 million in 2011 to $92.9 million in 2012. This increase was largely due to an increase in operating earnings, lower cash payments for accounts payable, accrued liabilities and accrued compensation in 2012 compared with 2011, and reductions in defined benefit pension contributions and taxes paid. Interest payments on our debt were $8.7 million in 2012, and tax payments, net of refunds, were $14.4 million in 2012.

Cash provided by operating activities increased by $10.5 million in 2011, from $26.2 million in 2010 to $36.7 million in 2011. This increase was due primarily to an improvement in net working capital balances in 2011, primarily due to lower pension contributions. Interest payments on our debt were $14.1 million in 2011, and tax payments, net of refunds, were $14.2 million in 2011.

Cash Used in Investing Activities

Cash used in investing activities decreased by $1.1 million in 2012, from $34.9 million in 2011 to $33.8 million in 2012. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $33.2 million in 2012 compared with $29.9 million in 2011. We forecast that our property and equipment additions in 2013, including capitalized software, will approximate $33 million.

Cash used in investing activities decreased by $7.6 million in 2011, from $42.5 million in 2010 to $34.9 million in 2011. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $29.9 million in 2011 compared with $27.8 million in 2010. In addition, in 2010 we incurred $14.8 million of costs accounted for as additional purchase price consideration for the previous acquisition of BMSI.

Cash Used in Financing Activities

Cash used in financing activities was $64.9 million in 2012. We paid quarterly cash dividends totaling $9.9 million and repurchased $2.8 million of our common stock. In 2012, we borrowed $42.2 million in short-term borrowings during the year for working capital needs, and we repaid a total of $91.4 million in short-term borrowings and $1.6 million in capital lease obligations. Also in 2012, we received shares of our Class A common stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $18.0 million in 2011. We paid quarterly cash dividends totaling $4.9 million. In 2011, we borrowed an additional $248.3 million in long-term debt under the Credit Facility, consisting of approximately $237.0 million in the U.S. and $11.3 million in Australia. We borrowed $59.8 million in short-term borrowings during the year for working capital needs, and we repaid a total of $316.0 million in short-term and long-term borrowings. We incurred $3.7 million of loan costs in connection with entering into the Credit Facility. Also in 2011, we received shares of our Class A common stock that were surrendered by employees to settle $1.7 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

We maintain a committed $325.0 million revolving Credit Facility in order to meet seasonal working capital requirements and other financing needs that may arise. The Credit Facility expires on December 8, 2016. As a component of our Credit Facility we maintain a letter of credit facility to satisfy certain contractual obligations. Including $18.2 million and $18.8 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $145.6 million and $95.1 million at December 31, 2012 and 2011, respectively. Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $26.3 million and $43.6 million in 2012 and 2011, respectively. Our average month-end short-term debt obligations were $17.9 million and $15.3 million in 2012 and 2011, respectively. At December 31, 2012, the outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $13.3 million and $1.8 million at December 31, 2012 and 2011, respectively. Long-term borrowings outstanding, including current installments and capital lease obligations, totaled $153.1 million as of December 31, 2012, compared with $212.4 million at December 31, 2011. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As disclosed in Note 4, “Short-Term and Long-Term Debt, Including Capital Leases,” to our accompanying audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”). This ratio must not be greater than (i) for any fiscal quarter ended on or before December 31, 2012, 3.25 to 1.00, or (ii) for any fiscal quarter ending thereafter, 3.00 to 1.00. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income tax expense to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2012, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2013. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2013 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2012, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$47,108	$70,387	$50,331	$45,088	$212,914
Long-term debt, including current portions (Note 4)	—	—	150,000	—	150,000
Capital lease obligations (Note 4)	838	1,530	763	—	3,131
Total, before interest payments	47,946	71,917	201,094	45,088	366,045
Estimated interest payments under Credit Facility	6,700	11,300	12,000	—	30,000
Total contractual obligations	$54,646	$83,217	$213,094	$45,088	$396,045

Approximately $16.0 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, “Commitments under Operating Leases” to the audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2012, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2012, we had approximately $1.8 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. However, it is reasonably possible that a reduction in a range of $250,000 to $950,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2012 were approximately $146.5 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor defined benefit pension plans in the U.S. and U.K. Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. defined benefit pension plan. The aggregate deficit in the funded status of all of our defined benefit pension plans totaled $169.6 million and $137.7 million at the end of 2012 and 2011, respectively. The 2012 increase in the funding deficit of our defined benefit pension plans primarily resulted from actuarial losses due to changes in the discount rates. During 2012, we made contributions of $13.5 million and $6.6 million to our U.S. and U.K. defined benefit pension plans, respectively. In 2011, we made contributions of $20.0 million and $22.8 million to our U.S. and U.K. defined benefit pension plans, respectively.

Our frozen U.S. defined benefit pension plan was underfunded by $141.6 million at December 31, 2012 based on an accumulated benefit obligation of $533.9 million. Based on current assumptions for the interest rate to discount plan liabilities of 4.06% for 2013 and gradually rising to 5.6% by 2018, and a cap of 6.75% for the expected long-term rate of return on the plan’s assets, we estimate that we will have to make the following annual minimum contributions over the next six years to our frozen U.S. defined benefit pension plan:

Year Ending December 31,	Estimated Minimum Funding Requirement
(In thousands)
2013	$18,862
2014	15,200
2015	20,900
2016	12,900
2017	19,500
2018	14,200

The estimated annual minimum contributions in the above table are sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan increased by 1.0%, representing an increase in the expected return, our estimated cumulative minimum funding requirements for 2013 through 2018 would decrease by approximately $5.8 million. If our assumption for the expected return on plan assets of our U.S. defined benefit pension plan decreased by 1.0%, representing a decrease in the expected return, our estimated cumulative minimum funding requirements for 2013 through 2018 would increase by approximately $5.7 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan increased by 1.0%, representing an increase in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2013 through 2018 would decrease by approximately $13.2 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan decreased by 1.0%, representing a decrease in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2013 through 2018 would increase by approximately $4.2 million.

Commercial Commitments

As a component of our Credit Agreement, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2012, the total issued, but undrawn, letters of credit totaled approximately $18.2 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$18,171	$—	$—	$—	$18,171

Off-Balance Sheet Arrangements

At December 31, 2012, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2012.

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

Significant changes on our consolidated balance sheet as of December 31, 2012, compared with our consolidated balance sheet as of December 31, 2011, are as follows:

•
Unbilled revenues increased by $17.4 million in 2012 compared with 2011, due to signficant special project revenues in our Legal Settlement Administration segment at the end of 2012 that were not outstanding at the end of 2011.

•
Current income taxes payable increased by $4.1 million due to the increase in earnings in 2012 compared with 2011. Current deferred income tax liabilities increased by $8.6 million primarily due to temporary differences in revenue recognition for book and tax purposes. Noncurrent deferred income tax assets increased by $8.1 million primarily due to the tax impact of the adjustments to retirement liabilities recorded in accumulated other comprehensive income.

•	Accounts payable increased approximately $13.2 million compared with 2011, due to the special project in our Legal Settlement Administration segment.

•
Accrued compensation and related costs increased approximately $7.1 million due to increased expense accruals in 2012 under various performance-based incentive compensation plans as a result of improved operating results.

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

Based upon our historical averages, we close approximately 98% of all cases referred to us under lifetime claim service arrangements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter we evaluate our historical case closing rates by type of claim and make adjustments as necessary. Any changes in estimates are recognized in the period in which they are determined.

As of December 31, 2012, deferred revenues related to lifetime claim handling arrangements approximated $46.9 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.4% to an increase of 5.4%, and has averaged a decrease of 0.5%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims could result in the deferral of additional revenues of approximately $1.6 million for the years ended December 31, 2012 and 2011, and $1.7 million for the year ended December 31, 2010. If our average claim closing rates for lifetime claims increased by 1.0%, we could recognize additional revenues of approximately $1.5 million for the year ended December 31, 2012, and $1.6 million for the years ended December 31, 2011 and 2010.

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

As of December 31, 2012 and 2011, our allowance for doubtful accounts totaled $10.6 million, or approximately 6.0% and 6.2%, respectively, of gross billed receivables. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.8 million in 2012, $1.7 million in 2011, and $1.5 million in 2010.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2012. As discussed below, in 2010 we recognized pretax impairment charges totaling $10.8 million, related primarily to goodwill impairment charges in our Broadspire reporting unit and segment.

We perform an annual impairment analysis of goodwill in which we compare the carrying value of our reporting units to the estimated market value of those reporting units as determined by discounting future projected cash flows. We perform an interim impairment analysis when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated market values of our reporting units are based upon certain assumptions made by us. The estimated market values of our reporting units are reconciled to the Company’s market value as determined by its stock price in order to validate the reasonableness of the estimated market values. The estimated market value of all of our reporting units exceeded the carrying values of the reporting units.

At the time the additional purchase price payments for BMSI were made in 2010, we concluded that the fair value of the Broadspire segment did not support additional goodwill. Accordingly, the additional goodwill resulting from the additional purchase price payments was immediately expensed as additional goodwill impairment charges. Approximately $2.5 million of the 2010 charge was related to interest and was therefore deductible for income tax purposes. These impairment charges were not reflected in Broadspire’s segment operating loss.

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

The key variables in estimating the value of the trade name include the discount rate, the royalty rate and the terminal growth rate. The discount rate utilized in estimating the fair value of the Broadspire trade name in 2012 was 11.0%, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows. The royalty rates were estimated to be 1.5% for use of the name within the U.S. and 2.0% for use outside of the U.S. The terminal growth rate used in the analysis was 2.0%.

The value of the Broadspire trade name is sensitive to changes in the assumptions used above. A decline in the U.S. royalty rate to 1.2%, in conjunction with an increase in the discount rate to 13.0%, could potentially trigger an impairment. In addition, an increase to the discount rate above 14.7%, assuming no changes in the other key inputs, could potentially trigger an impairment. We will continue to monitor the value of the Broadspire trade name.

As a result of the decline in operating earnings in the Americas segment, the $44.0 million of goodwill it carries is exposed to potential impairment. The Americas segment must achieve more than 58.0% of its forecasted operating earnings to avoid the Company being required to proceed to Step 2 of the goodwill impairment test. We intend to continue to monitor the performance of the Americas segment and should actual operating earnings fall below 58.0% of forecasted operating earnings, we will perform an interim goodwill impairment analysis.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Our U.K. defined benefit pension plans were closed to new employees prior to October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, “Retirement Plans,” of our accompanying audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The rules for pension accounting are complex and can produce volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liability at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which in recent years have experienced substantial volatility.

In addition to expense volatility, we are required to record mark-to-market adjustments to our balance sheet on an annual basis for the net funded status of our pension plans. These adjustments have fluctuated significantly over the past several years and, like our pension expense, are a result of the discount rate and value of our plan assets at each measurement date. The funded status of our plans also impacts our liquidity, as current funding laws in the U.S. require higher funding levels for our pension plans.

The major assumptions used in accounting for our defined benefit pension plans are the discount rate and the expected long-term return on plan assets. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2012, the discount rate used to compute the benefit obligations of the U.S. and U.K. plans were 4.06% and 4.40%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2013 net periodic pension cost were lowered to 6.75% and 7.06% for the U.S. and U.K. plans, respectively.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2012, we recorded a decrease to equity through other comprehensive income ("OCI") of $33.6 million (net of tax) to reflect unrealized actuarial losses during 2012. At December 31, 2011, we recorded a decrease to equity through OCI of $2.5 million (net of tax) to reflect unrealized actuarial losses during 2011. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered.

Cumulative unrecognized actuarial losses for all plans were $320.7 million through December 31, 2012, compared with $272.5 million through December 31, 2011. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2013 includes $12.5 million of amortization of these actuarial losses versus $9.8 million in 2012, $11.3 million in 2011 and $10.8 million in 2010.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 1.0%, representing either an increase or decrease in expected returns, the impact to 2012 consolidated pretax income would have been approximately $5.6 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 1.0%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2012 consolidated pretax income would have been approximately $2.6 million.

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

For financial reporting purposes in accordance with the liability method of accounting for income taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our consolidated balance sheets that are not related to balances in "Accumulated other comprehensive loss." The changes in deferred tax assets and liabilities are determined based upon changes between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, multiplied by the enacted statutory tax rates for the year in which we estimate these differences will reverse. We must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets.

Other factors which influence our effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which we operate, our ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2012, 2011, and 2010 was 40.4%, 21.8%, and 25.2%, respectively. In 2010, $8.3 million of the $10.8 million in goodwill impairment charges that we recorded was not deductible for income tax purposes. In determining the following sensitivity to changes in our effective tax rate, we added this amount to our pretax results. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income tax expense of approximately $834,000, $584,000, and $468,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Our effective tax rate for financial reporting purposes is expected to range between 32% and 35% in 2013 before considering any discrete items.

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

As of December 31, 2012 and 2011, our estimated liabilities for self-insured risks totaled $28.0 million and $28.9 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 0.67% to determine the present value of our self-insured workers’ compensation liabilities as of December 31, 2012. If the average discount rate was reduced to 0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2012 would have been impacted by approximately $457,000, resulting in an increase or decrease to 2012 consolidated net income of approximately $286,000.

New Accounting Standards

See Note 1, “Significant Accounting and Reporting Policies,” of our accompanying audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

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

Derivative Instruments

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. From time to time, we use interest rate swap agreements to manage the variable interest rate characteristics on a portion of our outstanding debt. We evaluate our outstanding indebtedness, market conditions, and the covenants contained in our Credit Facility in order to determine our tolerance for potential increases in interest expense that could result from changes in variable interest rates. In November 2009, we entered into a two-year forward-starting interest rate swap agreement that was effective beginning June 30, 2010. The swap effectively converted the LIBOR-based portion of the interest rate on an initial notional amount of $90.0 million of our floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced to $85.0 million on March 31, 2011 to match the expected repayment of the Company’s outstanding debt. The swap expired on September 30, 2012. As a result of entering the Credit Facility, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates and future changes to the fair value of this swap agreement were recorded by the Company as an expense adjustment rather than a component of the Company's accumulated other comprehensive loss. During 2012, 2011, and 2010 the amount reclassified into earnings as an adjustment to interest expense was $0.7 million, $0.9 million, and $2.4 million, respectively.

For additional information regarding our interest rate swap, see Note 5, “Derivative Instruments,” to the audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange

Our international operations (consisting principally of our operations in Canada and Latin America within the Americas segment, and our EMEA/AP segment) expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the Americas and EMEA/AP segments were 42.5%, 43.7%, and 41.8% of consolidated revenues before reimbursements for 2012, 2011, and 2010, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

In 2010, as part of a capitalization reorganization, our Canadian subsidiary repurchased some of its shares from us. The consideration included a Canadian dollar ("CAD") 35.3 million intercompany note. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD Cross Currency Basis Swap as an economic hedge to the CAD-denominated note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive interest payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025 and was a liability with a fair value of $0.8 million at December 31, 2012. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap are recorded in the income statement over the life of the swap and should substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2012 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2012 by approximately $3.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rates

As described above, borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2012 and December 31, 2011, if market interest rates had increased or decreased an average of 100 basis points, after considering the effect of our interest rate swap in 2011, our pretax interest expense would have changed by $1.6 million and $1.3 million in 2012 and 2011, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans’ respective measurement dates, which are used to value these obligations under ASC 715. If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 1.0%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $105.6 million at December 31, 2012. The impact of this change to 2012 consolidated pretax income would have been approximately $2.6 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2012	2011	2010

Revenues from Services:
Revenues before reimbursements	$1,176,717	$1,125,355	$1,030,417
Reimbursements	89,421	86,007	80,384
Total Revenues	1,266,138	1,211,362	1,110,801
Costs and Expenses:
Costs of services provided, before reimbursements	844,927	831,922	758,863
Reimbursements	89,421	86,007	80,384
Total costs of services	934,348	917,929	839,247
Selling, general, and administrative expenses	228,411	221,470	202,626
Corporate interest expense, net of interest income of $967, $1,020, and $681, respectively	8,607	15,911	15,002
Special charges and credits	11,332	(2,379)	4,650
Goodwill and intangible asset impairment charges	—	—	10,788
Total Costs and Expenses	1,182,698	1,152,931	1,072,313
Income Before Income Taxes	83,440	58,431	38,488
Provision for Income Taxes	33,686	12,739	9,712
Net Income	49,754	45,692	28,776
Less: Net Income Attributable to Noncontrolling Interests	866	288	448
Net Income Attributable to Shareholders of Crawford & Company	$48,888	$45,404	$28,328

Earnings Per Share - Basic:
Class A Common Stock	$0.92	$0.86	$0.54
Class B Common Stock	$0.88	$0.84	$0.54

Earnings Per Share - Diluted:
Class A Common Stock	$0.91	$0.85	$0.53
Class B Common Stock	$0.87	$0.83	$0.53

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,536	28,820	27,967
Class B Common Stock	24,693	24,697	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,272	29,549	28,537
Class B Common Stock	24,693	24,697	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.20	$0.10	$—
Class B Common Stock	$0.16	$0.08	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Year Ended December 31,	2012	2011	2010

Net Income	$49,754	$45,692	$28,776

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain	(2,787)	2,009	1,594
Interest rate swap agreement loss reclassified into income, net of tax benefit of $253, $274, and $859, respectively	414	568	1,555
Interest rate swap agreement loss recognized during the period, net of tax benefit of $0, $67, and $754, respectively	—	(111)	(1,072)
Change in accumulated unrealized losses on pension benefit obligation, net of tax benefit of $14,826, $2,939, and $1,019, respectively	(33,594)	(2,543)	(709)

Other Comprehensive (Loss) Income	(35,967)	(77)	1,368

Comprehensive Income	13,787	45,615	30,144

Less: Comprehensive income (loss) attributable to noncontrolling interests	777	(508)	735

Comprehensive Income Attributable to Shareholders of Crawford & Company	$13,010	$46,123	$29,409

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$71,157	$77,613
Accounts receivable, less allowance for doubtful accounts of $10,584 and $10,615, respectively	164,708	161,543
Unbilled revenues, at estimated billable amounts	124,881	107,494
Prepaid expenses and other current assets	26,019	22,899
Total Current Assets	386,765	369,549
Property and Equipment:
Property and equipment	155,359	156,349
Less accumulated depreciation	(109,312)	(112,465)
Net Property and Equipment	46,047	43,884
Other Assets:
Goodwill	131,995	131,246
Intangible assets arising from business acquisitions, net	89,027	96,392
Capitalized software costs, net	67,299	60,332
Deferred income tax assets	99,288	91,210
Other noncurrent assets	24,402	25,864
Total Other Assets	412,011	405,044
TOTAL ASSETS	$844,823	$818,477

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2012	2011

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$13,275	$1,794
Accounts payable	54,975	41,806
Accrued compensation and related costs	103,552	96,440
Self-insured risks	14,120	18,817
Income taxes payable	4,357	292
Deferred income taxes	16,267	7,622
Deferred rent	16,946	15,820
Other accrued liabilities	37,465	36,104
Deferred revenues	56,379	53,844
Mandatory Company contributions due to pension plan	18,862	13,800
Current installments of long-term debt and capital leases	838	410
Total Current Liabilities	337,036	286,749
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	152,293	211,983
Deferred revenues	26,438	27,856
Self-insured risks	13,893	10,114
Accrued pension liabilities, less current mandatory contributions	146,762	120,195
Other noncurrent liabilities	26,602	23,292
Total Noncurrent Liabilities	365,988	393,440
Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 29,335 and 29,086 shares issued and outstanding in 2012 and 2011, respectively	29,335	29,086
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,690 and 24,697 shares issued and outstanding in 2012 and 2011, respectively	24,690	24,697
Additional paid-in capital	35,550	33,969
Retained earnings	246,105	209,323
Accumulated other comprehensive loss	(199,481)	(163,603)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	136,199	133,472
Noncontrolling interests	5,600	4,816
Total Shareholders’ Investment	141,799	138,288
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$844,823	$818,477

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$49,754	$45,692	$28,776
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32,796	31,818	30,599
Goodwill and intangible asset impairment charges	—	—	10,788
Arbitration award	—	(6,992)	—
Write-off of deferred financing costs on previous term loan	—	3,415	—
Deferred income taxes	19,355	(2,058)	2,710
Stock-based compensation costs	3,660	3,756	3,651
(Gain) loss on disposals of property and equipment, net	(136)	(143)	449
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(4,197)	(13,594)	(372)
Unbilled revenues, net	(18,725)	18,099	(28,384)
Accrued or prepaid income taxes	(628)	284	963
Accounts payable and accrued liabilities	28,853	(6,383)	35,861
Deferred revenues	1,290	1,443	(8,830)
Accrued retirement costs	(15,639)	(36,633)	(47,844)
Prepaid expenses and other operating activities	(3,530)	(2,028)	(2,200)
Net cash provided by operating activities	92,853	36,676	26,167
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(15,375)	(14,221)	(13,473)
Proceeds from disposals of property and equipment	47	417	51
Capitalization of computer software costs	(17,801)	(15,677)	(14,306)
Additional purchase price consideration for previous acquisition	—	—	(14,803)
Cash received in arbitration award	—	4,913	—
Payments for business acquisitions, net of cash acquired	(674)	(10,365)	—
Net cash used in investing activities	(33,803)	(34,933)	(42,531)
Cash Flows from Financing Activities:
Cash dividends paid	(9,880)	(4,872)	—
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,307)	(1,653)	(703)
Proceeds from shares purchased under employee stock-based compensation plans	520	602	477
Repurchases of common stock	(2,840)	—	—
Increase in short-term borrowings and revolving credit agreement	42,174	59,753	33,965
Payments on short-term borrowings and revolving credit agreement	(91,412)	(55,951)	(33,960)
Proceeds from long-term borrowings	—	248,254	50,575
Payments on capital lease obligations and long-term debt	(1,583)	(260,004)	(8,760)
Capitalized loan costs	(161)	(3,702)	(1,856)
Dividends paid to noncontrolling interests	(429)	(391)	(218)
Net cash (used in) provided by financing activities	(64,918)	(17,964)	39,520
Effects of exchange rate changes on cash and cash equivalents	(588)	294	30
(Decrease) Increase in Cash and Cash Equivalents	(6,456)	(15,927)	23,186
Cash and Cash Equivalents at Beginning of Year	77,613	93,540	70,354
Cash and Cash Equivalents at End of Year	$71,157	$77,613	$93,540
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Shareholders' Investment Attributable to		Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at January 1, 2010	$27,355	$24,697	$29,570	$140,463	$(165,403)	$56,682	$4,604	$61,286
Net income	—	—	—	28,328	—	28,328	448	28,776
Other comprehensive income	—	—	—	—	1,081	1,081	287	1,368
Stock-based compensation	—	—	3,651	—	—	3,651	—	3,651
Shares issued in connection with stock-based compensation plans, net	647	—	(873)	—	—	(226)	—	(226)
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	—	594	594
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(218)	(218)
Balance at December 31, 2010	28,002	24,697	32,348	168,791	(164,322)	89,516	5,715	95,231
Net income	—	—	—	45,404	—	45,404	288	45,692
Other comprehensive income (loss)	—	—	—	—	719	719	(796)	(77)
Cash dividends paid	—	—	—	(4,872)	—	(4,872)	—	(4,872)
Stock-based compensation	—	—	3,756	—	—	3,756	—	3,756
Shares issued in connection with stock-based compensation plans, net	1,084	—	(2,135)	—	—	(1,051)	—	(1,051)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(391)	(391)
Balance at December 31, 2011	29,086	24,697	33,969	209,323	(163,603)	133,472	4,816	138,288
Net income	—	—	—	48,888	—	48,888	866	49,754
Other comprehensive loss	—	—	—	—	(35,878)	(35,878)	(89)	(35,967)
Cash dividends paid	—	—	—	(9,880)	—	(9,880)	—	(9,880)
Stock-based compensation	—	—	3,660	—	—	3,660	—	3,660
Repurchases of common stock	(607)	(7)	—	(2,226)	—	(2,840)	—	(2,840)
Shares issued in connection with stock-based compensation plans, net	856	—	(1,643)	—	—	(787)	—	(787)
Change in noncontrolling interest due to acquisition of 100% of subsidiary	—	—	(436)	—	—	(436)	436	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(429)	(429)
Balance at December 31, 2012	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company (the "Company") is the world's largest independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration.

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's subsidiaries outside of the U.S., Canada and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2012, 2011, and 2010 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2012 and 2011, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2012, 2011, and 2010, respectively.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2012 and 2011, the liabilities of this deferred compensation plan were $10,327,000 and $9,835,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,741,000 and $14,446,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, respectively.

Prior Year Reclassifications

The prior year presentation of deferred taxes has been revised to conform to the current year presentation. These changes were made to properly present net current and noncurrent deferred tax balances on a jurisdiction by jurisdiction basis in accordance with the provisions of ASC 740, "Income Taxes."

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

 Both the Americas segment and the EMEA/AP segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies and self-insured entities and by providing access to the Company-owned direct repair networks. The Company’s Broadspire segment earns revenues by providing field investigation and claims evaluation of workers’ compensation and liability claims, initial loss reporting services for its clients' claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Legal Settlement Administration segment earns revenues by providing administration services related to settlements of securities cases, product liability cases, Chapter 11 bankruptcy noticing and distribution, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

 Fees for professional services are recognized in unbilled revenues at the time such services are rendered, at estimated collectible amounts. Substantially all unbilled revenues are billed within one year.

Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company’s fixed-fee service arrangements typically call for the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where the Company provides services for the life of the claim, the Company receives only one fee for the life of the claim, regardless of the ultimate duration of the claim. Deferred revenues are recognized based on the estimated rate at which the services are provided. These rates are primarily based on a historical evaluation of actual claim durations by major line of coverage.

In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by the Company’s clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company’s consolidated results of operations. The amounts of reimbursed expenses and related revenues from reimbursements offset each other in the Company’s consolidated statements of operations with no impact to its net income.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2012, cash and cash equivalents included time deposits of approximately $2,749,000 that were in financial institutions outside the U.S.

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

 The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
	(In thousands)
Allowance for doubtful accounts, January 1	$10,615	$10,516	$11,983
Add/ (Deduct):
Provision for bad debt expense	2,384	2,384	2,288
Write-offs, net of recoveries	(2,256)	(2,539)	(3,648)
Currency translation and other changes	(159)	169	(107)
Adjustments for acquired businesses	—	85	—
Allowance for doubtful accounts, December 31	$10,584	$10,615	$10,516

For the years ended December 31, 2012, 2011, and 2010, the Company’s adjustments to revenues associated with client invoice adjustments totaled $2,712,000, $3,124,000, and $2,669,000, respectively.

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

 Subsequent to a business acquisition in which goodwill is recorded as an asset, post-acquisition accounting requires that goodwill be tested to determine whether there has been an impairment loss. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2012.

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

 For step 1 of goodwill impairment testing, the carrying value of each of the Company’s reporting units is compared with the estimated fair value of the reporting unit as determined utilizing an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The discount rate used reflects the Company’s assessment of a market participant’s view of the risks associated with the projected cash flows. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions or any other assumptions, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

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

The Company’s four operating segments are deemed to be reporting units because the components of each operating segment have similar economic characteristics. If changes to the Company’s reporting structure impact the composition of the Company’s reporting units, existing goodwill is reallocated to the revised reporting units based on their relative estimated fair values as determined by a discounted cash flow analysis. If all of the assets and liabilities of an acquired business are assigned to a specific reporting unit, then the goodwill associated with that acquisition is assigned to that reporting unit at acquisition unless another reporting unit is also expected to benefit from the acquisition.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2012 and 2011:

December 31,	2012	2011
	(In thousands)
Land	$610	$598
Buildings and improvements	30,609	30,027
Furniture and fixtures	54,885	55,699
Data processing equipment	67,305	66,813
Automobiles	1,950	3,212
Total property and equipment	155,359	156,349
Less accumulated depreciation	(109,312)	(112,465)
Net property and equipment	$46,047	$43,884

Additions to property and equipment under capital leases totaled $2,422,000, $808,000, and $545,000 for 2012, 2011, and 2010, respectively. Additions to property and equipment that were funded directly by lessors totaled $0, $0 and $875,000 for 2012, 2011, and 2010 respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $15,429,000, $15,233,000, and $14,741,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consists of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. At least annually, the Company evaluates capitalized software for impairment. Amortization expense for capitalized software was $10,226,000, $9,667,000, and $9,424,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2012 and 2011, accrued liabilities for self-insured risks totaled $28,013,000 and $28,931,000, respectively, including current liabilities of $14,120,000 and $18,817,000, respectively.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to revenue recognition, accrued compensation, pension plans, self-insurance, and depreciation and amortization.

For financial reporting purposes, the provision for income taxes is the sum of income taxes both currently payable and payable on a deferred basis. Currently payable income taxes represent the liability related to the income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred income tax assets or liabilities as reported on the Company’s Consolidated Balance Sheets that are not related to balances in "Accumulated other comprehensive loss." The changes in deferred income tax assets and liabilities are determined based upon changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the enacted statutory tax rates in effect for the year in which the Company estimates these differences will reverse. The Company must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets.

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2012 and 2011 resulted in a loss of $268,000 and $1,318,000, respectively. Foreign currency transactions for the year ended December 31, 2010 resulted in a net gain of $746,000

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments are included in comprehensive income (loss) in the Company’s Consolidated Statements of Comprehensive Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translations, the effective portions of the Company’s interest rate hedges, and accrued pension and retiree medical liability adjustments. Ending accumulated balances for each item in "Accumulated other comprehensive loss" included in the Company’s Consolidated Balance Sheets were as follows:

December 31,	2012	2011	2010
	(In thousands)
Adjustments to retirement liabilities	$(319,068)	$(270,648)	$(265,166)
Tax benefit on retirement liabilities adjustments	111,809	96,983	94,044
Adjustments to retirement liabilities, net of tax	(207,259)	(173,665)	(171,122)
Effective portions of interest rate swaps, net of tax	—	(414)	(871)
Foreign currency translation adjustments	7,778	10,476	7,671
Total accumulated other comprehensive loss	$(199,481)	$(163,603)	$(164,322)

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $4,737,000, $4,228,000, and $3,980,000, respectively, for the years ended December 31, 2012, 2011, and 2010.

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

Since ASU 2011-04 is a disclosure-only standard, its adoption did not affect the Company's results of operations, financial condition, or cash flows.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which amended ASC 220, "Comprehensive Income," requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in shareholders' equity was eliminated. The new requirements did not change which components of comprehensive income were recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation did not change and continues to be based on net income. As a result, the presentation of other comprehensive income in financial statements prepared in accordance with GAAP is broadly aligned with IFRS. The amendment was effective for the Company beginning January 1, 2012, and was required to be applied retrospectively. The Company adopted ASU 2011-05 effective January 1, 2012, using two separate statements of net income and other comprehensive income.

Since ASU 2011-05 is a disclosure-only standard, its adoption did not affect the Company's results of operations, financial condition, or cash flows.

Pending Adoption of New Accounting Standards

Amounts Reclassified Out of Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")" (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company on January 1, 2013.

The Company is evaluating the impact of adopting this standard; however, since ASU 2013-02 is a disclosure-only standard, its adoption will not affect the Company's results of operations, financial condition, or cash flows.

2.	Acquisitions and Dispositions of Businesses

In 2012, we acquired partial interests in two entities in our EMEA/AP segment, with total goodwill acquired of $912,000. These acquisitions were not material.

Although none of the acquisitions in 2011 were material, we believe the summaries below are helpful in understanding the impact on goodwill and intangible assets in Note 3, "Goodwill and Intangible Assets."

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

In October 2011, the Company acquired the capital stock of Settlement Services, Inc. ("SSI") for $3,600,000 cash, less $100,000 cash acquired. In connection therewith, the former owner became an employee of the Company and the Company entered into an earnout agreement with the former owner that may require the Company to pay up to an additional $2,000,000 in acquisition consideration, based on a multiple of excess EBITDA achieved by SSI for the years 2012 through 2014. The Company expects to pay the full amount based on 2013 and 2014 results, but was not required to make a payment based on the 2012 results. Net assets acquired totaled $302,000, and the remainder of the purchase price was allocated $1,730,000 to customer relationship intangible assets, $200,000 to trade name intangibles with a finite life of three years, and $3,368,000 to goodwill.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011:

	Americas	Broadspire	Legal Settlement Administration	EMEA/AP	Total
	(In thousands)
Balance at December 31, 2010:
Goodwill	$43,672	$151,133	$16,236	$65,856	$276,897
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,672	—	16,236	65,856	125,764
2011 Activity:
Goodwill of acquired businesses	—	—	3,368	735	4,103
Foreign currency effects	(561)	—	—	1,940	1,379
Balance at December 31, 2011:
Goodwill	43,111	151,133	19,604	68,531	282,379
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,111	—	19,604	68,531	131,246
2012 Activity:
Goodwill of acquired businesses	—	—	(5)	912	907
Foreign currency effects	681	—	—	(839)	(158)
Balance at December 31, 2012:
Goodwill	43,792	151,133	19,599	68,604	283,128
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	$43,792	$—	$19,599	$68,604	$131,995

Goodwill Impairment Charge

On October 31, 2006, the Company completed its acquisition of Broadspire Management Services, Inc. ("BMSI") from Platinum Equity, LLC ("Platinum") in an agreement referred to as the "Stock Purchase Agreement." The Company and Platinum were engaged in an arbitration regarding the application of the purchase price mechanism contained in the Stock Purchase Agreement (the "Accounting Arbitration"). Any amounts payable resulting from the Accounting Arbitration were considered to be adjustments to the purchase price and would accrue interest at the prime rate from October 31, 2006. On July 30, 2010, the independent arbitrator arbitrating the Accounting Arbitration issued a decision and contingent determination in connection therewith, and the Company made a payment of $6,099,000 plus interest, for a total payment of $7,303,000 to Platinum. In addition, on October 27, 2010, the independent arbitrator issued a final decision and determination and required the Company to pay an additional $6,218,000 to Platinum. Interest of $1,282,000 was accrued in "Other accrued liabilities" but payment of interest was pending resolution of a related legal arbitration (discussed further in Note 15, "Special Charges and Credits"). Only the interest amounts of $2,486,000 were deductible for income tax purposes. Also, during 2010, we recorded a $4,015,000 reduction to an estimated tax payable accrued as part of the BMSI acquisition. Accordingly, the goodwill impairment charge was reduced in 2010, as such amount was not material for prior year restatement.

The $10,788,000 net impairment charge is not reflected in the Broadspire segment operating loss in any period. This net impairment charge did not affect the Company’s liquidity and had no effect on the Company’s compliance with the financial covenants under its credit agreement in any period. The Broadspire segment goodwill was impaired in 2009 and the fair value of the segment did not support additional goodwill at the time these payments and adjustments were made.

Intangible Assets

The following is a summary of intangible assets at December 31, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
Intangible assets subject to amortization:
December 31, 2012:
Customer Relationships	$92,563	$(37,470)	$—	$55,093	8.1 years
Technology-Based	5,913	(3,308)	—	2,605	3.5 years
Trade name	200	(83)	—	117	1.7 years
Total	$98,676	$(40,861)	$—	$57,815	7.6 years
December 31, 2011:
Customer Relationships	$92,791	$(31,172)	$—	$61,619	8.7 years
Technology-Based	5,913	(2,540)	—	3,373	4.2 years
Trade name	200	(17)	—	183	2.8 years
Total	$98,904	$(33,729)	$—	$65,175	8.2 years

Intangible assets not subject to amortization:
December 31, 2012:
Trade names	$31,812	—	$(600)	$31,212
December 31, 2011:
Trade names	$31,817	—	$(600)	$31,217

Amortization of intangible assets was $7,141,000, $6,918,000, and $6,434,000 for the years ended December 31, 2012, 2011, and 2010, respectively. For the years ended December 31, 2012, 2011, and 2010, amortization expense for finite-lived customer-relationship and trade name intangible assets in the amounts of $6,373,000, $6,177,000, and $5,995,000, respectively, were excluded from segment operating earnings (see Note 12, “Segment and Geographic Information”). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 3 to 15 years. At December 31, 2012, annual estimated aggregate amortization expense for intangible assets subject to amortization is $7,125,000 for 2013; $7,108,000 for 2014; $7,058,000 for 2015; $6,664,000 for 2016 and $6,196,000 for 2017.

4.	Short-Term and Long-Term Debt, Including Capital Leases

On December 8, 2011, the Company entered into a senior secured credit agreement (the "Credit Facility") with Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower"), and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower" and, together with the UK Borrower and the Canadian Borrower, the "Foreign Borrowers"), each wholly-owned subsidiaries of the Company, as borrowers (the Foreign Borrowers together with the Company, the "Borrowers"), the lenders party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Australian Security Trustee, and UK Security Trustee for the lenders, Bank of America, N.A., as Syndication Agent, RBS Citizens, N.A., as Documentation Agent, and Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners.

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

At December 31, 2012 and 2011, a total of $150,000,000 and $211,130,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $18,171,000 and $18,819,000 were outstanding at December 31, 2012 and 2011, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the available balance of the revolving credit portion of the Credit Facility totaled $145,611,000 and $95,051,000 at December 31, 2012 and 2011, respectively.

Short-term borrowings totaled $13,275,000 and $1,794,000 at December 31, 2012 and 2011, respectively.

Long-term debt consisted of the following at December 31, 2012 and 2011:

December 31,	2012	2011
	(In thousands)
Revolving Credit Facility	$150,000	$211,130
Capital lease obligations	3,131	1,263
Total long-term debt and capital leases	153,131	212,393
Less: current installments	(838)	(410)
Total long-term debt and capital leases, less current installments	$152,293	$211,983

The Company’s capital leases are primarily comprised of leased automobiles and equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s interest rate hedge and amortization of capitalized loan origination costs, on the Company’s short-term and long-term borrowings was $9,574,000, $16,931,000, and $15,683,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Interest paid on the Company’s short-term and long-term borrowings was $8,728,000, $14,117,000, and $14,193,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Required principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2012 are as follows:

	Long-term Debt	Capital Lease Obligations	Total
	(In thousands)
2013	$—	$838	$838
2014	—	815	815
2015	—	715	715
2016	150,000	597	150,597
2017	—	166	166
Total	$150,000	$3,131	$153,131

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

Under the Credit Facility, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than (i) for any fiscal quarter ended on or before December 31, 2012, 3.25 to 1.00, or (ii) for any fiscal quarter ending thereafter, 3.00 to 1.00.

At December 31, 2012, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. In such an event, the Company would need to obtain a waiver of the default or may be required to immediately repay the outstanding indebtedness under the Credit Facility. If the Company could not obtain a waiver on satisfactory terms, it could be required to renegotiate the Credit Facility, or obtain other financing in order to repay all amounts due thereunder. Any such renegotiations, if successful, or any other financing, if completed, could result in less favorable terms, including higher interest rates, accelerated payments, and fees. No assurance can be provided that any necessary renegotiations or other financing arrangements could be completed in a timely manner, or at all.

5.	Derivative Instruments

The Company attempts to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements from time to time. The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate debt. Pay-fixed swaps effectively convert floating rate debt to fixed-rate debt. The Company reports the effective portion of the change in fair value of any derivative instrument as a component of its accumulated other comprehensive loss ("OCL") and reclassifies that portion into earnings in the same period during which the hedged transaction affects earnings. The Company recognizes the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated OCL and the ineffective portion of the hedge, if any, are reported on the same income statement line item as the original hedged item. The Company includes the fair value of the hedge in either current or noncurrent other liabilities and/or other assets on the balance sheet based upon the term of the hedged item. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company attempts to manage exposure to counterparty credit risk primarily by selecting counterparties only if they meet certain credit and other financial standards. The Company believes there have been no material changes in the creditworthiness of its counterparties and believes the risk of nonperformance by such parties is minimal.

In November 2009, the Company entered into a two-year forward-starting interest rate swap agreement that was effective beginning on June 30, 2010. The swap effectively converted the LIBOR-based portion of the interest rate on an initial notional amount of $90,000,000 of the Company’s floating-rate debt to a fixed rate of 3.05% plus the applicable credit spread. The Company designated the interest rate swap as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates on an equivalent amount of debt. The notional amount of the swap was reduced to $85,000,000 on March 31, 2011. As a result of entering the Credit Facility in December 2011 discussed in Note 4, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in cash flows due to changes in interest rates. Since that time, changes to the fair value of this swap agreement have been recorded by the Company as an expense adjustment rather than a component of the Company's accumulated OCL. Such amount was insignificant at December 31, 2011. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in accumulated OCL related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. The interest rate swap agreement expired September 30, 2012.

The effective portions of the pretax losses on the Company’s interest-rate swap derivative instruments are categorized in the table below:

	Loss Recognized in OCL on Derivative — Effective Portion		Loss Reclassified from Accumulated OCL into Income — Effective Portion(1)
Year Ended December 31,	2012	2011	2012	2011
	(In thousands)
Cash Flow Hedging Relationship:
Interest rate hedge	$—	$178	$—	$842
Interest Rate Swap Discontinued as a Cash Flow Hedge	$—	$—	$667	$74
______________________

(1)	The losses reclassified from accumulated OCL into income (effective portion) are reported in "Corporate interest expense, net" on the Company’s Consolidated Statements of Income.

The amounts of gains/losses recognized in income/expense on the Company’s interest rate hedge contract (ineffective portion excluded from any effectiveness testing) were not material for the years ended December 31, 2012, 2011, or 2010.

The balances and changes in accumulated OCL related to the effective portions of the Company’s interest rate hedges for the years ended December 31, 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011
	(In thousands)
Amount in accumulated OCL at beginning of period for effective portion of interest rate hedge, net of tax	$(414)	$(871)
Loss reclassified into income, net of tax	414	568
Loss recognized during period, net of tax	—	(111)
Amount in accumulated OCL at end of period for effective portion of interest rate hedge, net of tax	$—	$(414)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s Consolidated Statements of Income over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. At December 31, 2012, $432,000 of the fair value of the cross currency basis swap was included in "Other accrued liabilities" and $320,000 of the fair value of the cross currency basis swap was included in "Other noncurrent liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the cross currency basis swap. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.

The Company’s swap agreement contains a provision providing that if the Company is in default under its Credit Facility (see Note 4, "Short-Term and Long-Term Debt, Including Capital Leases"), the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At December 31, 2012, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

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

Year Ended December 31,	2012	2011	2010
	(In thousands)
Office space	$44,437	$44,968	$42,661
Automobiles	8,110	8,708	7,820
Computers and equipment	289	542	667
Total operating leases	$52,836	$54,218	$51,148

At December 31, 2012, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2013	$47,108
2014	38,934
2015	31,453
2016	27,426
2017	22,905
2018 and Thereafter	45,088

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective May 1, 2012, the Company entered into a 10-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 45,000 square feet of office space in Seattle, Washington. Included in the future minimum lease payments noted above are total lease payments of $11,930,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its corporate headquarters. The lease commenced on January 1, 2011 and was amended in January 2011 and again in January 2012 to include a total of approximately 60,000 square feet. Included in the future minimum lease payments noted above are total lease payments of $15,592,000 related to the amended lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease agreement for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for our Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Included in the future minimum lease payments noted above are total lease payments of $9,408,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $20,154,000 related to this lease. Additionally, the Company is responsible for certain related property operating expenses, which are excluded from the table above.

Included in the acquired commitments of BMSI was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments of $38,996,000 related to this Plantation, Florida lease. A majority of this office space was subleased at December 31, 2012. Under executed sublease arrangements at December 31, 2012 between the Company and sublessors, as described below, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2013	$3,296
2014	1,894
2015	1,445
2016	1,478
2017	1,511
2018-2021	6,391
Total minimum sublease payments to be received	$16,015

One of the Plantation, Florida sublease agreements is for an entire building and expires in March 2014. At expiration, this sublessor has the option to renew this sublease agreement through December 2021. In 2009 and 2010, the Company entered into separate sublease agreements with another sublessor to sublease three of the four floors of our other leased building in Plantation, Florida. The subleases are for the remaining term of the Company’s lease on this building (expiring December 2021). The Company recognized pretax losses of $4,285,000 in 2012 and $2,663,000 in 2010 on these subleases, which are included in "Special charges and credits" in the Company's Consolidated Statements of Income for the years ended December 31, 2012 and 2010, respectively.

7.    Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2012	2011	2010
	(In thousands)
U.S.	$48,514	$26,331	$12,018
Foreign	34,926	32,100	26,470
Income before income taxes	$83,440	$58,431	$38,488

The provision for income taxes consisted of the following:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Current:
U.S. federal and state	$1,375	$4,218	$1,748
Foreign	12,956	10,579	5,254
Deferred:
U.S. federal and state	19,831	(796)	1,689
Foreign	(476)	(1,262)	1,021
Provision for income taxes	$33,686	$12,739	$9,712

Net cash payments for income taxes were $14,378,000, $14,243,000, and $6,173,000 in 2012, 2011, and 2010, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Federal income taxes at statutory rate	$29,204	$20,451	$13,471
State income taxes, net of federal benefit	1,273	910	186
Foreign taxes	(920)	(2,340)	(4,873)
Change in valuation allowance	3,095	(4,144)	210
Credits	(1,475)	(2,265)	(2,577)
Nondeductible meals and entertainment	807	1,039	716
Goodwill & intangible asset impairments	—	—	2,906
Other	1,702	(912)	(327)
Provision for income taxes	$33,686	$12,739	$9,712

The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012, and we have provided for additional U.S. and foreign income taxes on such profits. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, repay non-U.S. debt, and to fund future acquisitions. At December 31, 2012, undistributed earnings totaled $92,983,000. Determination of the deferred income tax liability on these undistributed earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Accrued compensation	$11,298	$10,521
Accrued pension liabilities	110,041	97,694
Self-insured risks	10,670	11,446
Deferred revenues	13,411	13,718
Tax credit carryforwards	57,455	56,959
Net operating loss carryforwards	20,966	13,249
Other	7,963	—
Gross deferred income tax assets	231,804	203,587
Accounts receivable allowance	6,968	2,620
Prepaid pension cost	52,483	37,117
Unbilled revenues	22,495	16,521
Depreciation and amortization	62,578	61,705
Other post-retirement benefits	628	713
Other	1,390	1,513
Gross deferred income tax liabilities	146,542	120,189
Net deferred income tax assets before valuation allowance	85,262	83,398
Valuation allowance	(7,927)	(4,459)
Net deferred income tax assets	$77,335	$78,939
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in "Prepaid expenses and other current assets"	$419	$64
Current deferred income tax liabilities included in "Deferred income taxes"	(16,267)	(7,622)
Long-term deferred income tax assets included in "Deferred income tax assets"	99,288	91,210
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(6,105)	(4,713)
Net deferred income tax assets	$77,335	$78,939

At December 31, 2012, the Company had deferred tax assets related to net operating loss carryforwards of $20,966,000. An estimated $9,440,000 of the deferred tax assets will not expire, and $11,526,000 will expire over the next 20 years if not utilized by the Company. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Changes in our deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of our deferred tax asset valuation allowances is as follows for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
	(In thousands)
Balance, beginning of year	$4,459	$8,287	$7,434
Decrease in valuation allowance for foreign tax credit carryforwards	—	(5,462)	—
Other changes	3,468	1,634	853
Balance, end of year	$7,927	$4,459	$8,287

In 2011, the Company's projections of U.S. taxable income indicated that all foreign tax credit carryforwards should be utilized prior to their expiration period. Accordingly, the Company recorded a tax benefit of $5,462,000 for the reduction in the valuation allowance on such foreign tax credit carryforwards. Other changes to the valuation allowance for the years ended December 31, 2012, 2011, and 2010 were primarily due to losses in certain of our international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at January 1, 2010	$2,907
Changes in judgments or facts	(130)
Additions for tax positions of prior years	(13)
Settlements	(48)
Lapses of applicable statutes of limitation	(411)
Balance at December 31, 2010	2,305
Additions for tax positions related to the current year	16
Changes in judgments or facts	10
Settlements	(51)
Lapses of applicable statutes of limitation	(474)
Balance at December 31, 2011	1,806
Additions for tax positions related to the current year	330
Lapses of applicable statutes of limitation	(382)
Balance at December 31, 2012	$1,754

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Total accrued interest expense at December 31, 2012, 2011, and 2010, was $619,000, $634,000, and $635,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2012, 2011, and 2010 were $1,401,000, $1,360,000, and $1,753,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2004.

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

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The Company’s cost for defined contribution plans totaled $23,749,000, $22,132,000, and $21,537,000 in 2012, 2011, and 2010, respectively.

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

Benefits payable under the U.K. plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid from the U.K. plans are also subject to adjustments for the effects of inflation. The actuarial present value of the projected benefit payments under the U.K. plans are based on the employees' expected dates of separation by retirement. The Company expects to make contributions of approximately $18,862,000 to its U.S. defined benefit pension plan and $6,800,000 to its U.K. defined benefit pension plans in 2013.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the “other international plans”) have retirement benefits that are accounted for as defined benefit pension plans under U.S. GAAP.

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

The reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

	December 31
	2012	2011
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$724,656	$679,494
Service cost	2,220	2,689
Interest cost	35,137	36,048
Employee contributions	650	695
Actuarial loss	90,764	38,235
Benefits paid	(37,880)	(35,003)
Foreign currency effects	(2,235)	2,498
End of measurement period	813,312	724,656
Fair Value of Plans’ Assets:
Beginning of measurement period	586,962	510,959
Actual return on plans’ assets	73,458	63,398
Employer contributions	22,608	44,938
Employee contributions	650	695
Benefits paid	(37,880)	(35,003)
Foreign currency effects	(2,073)	1,975
End of measurement period	643,725	586,962
Unfunded Status	$(169,587)	$(137,694)

Due to the frozen status of the U.S. plan and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefits obligations are not materially different.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2012	2011
	(In thousands)
Long-term accrued pension liability — U.S. plan	$122,700	$117,063
Long-term accrued pension liability — U.K. plans	18,850	1,088
Long-term accrued pension liability — other international plans	5,212	2,044
Pension obligations included in other noncurrent liabilities	3,671	3,403
Mandatory Company contributions in current liabilities	18,862	13,800
Pension obligations included in other accrued liabilities	292	296
Accumulated other comprehensive loss, before income taxes	(319,068)	(270,648)

The majority of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2012 and 2011:

December 31,	2012	2011
	(In thousands)
Projected benefit obligation	$801,578	$677,461
Fair value of plan assets	629,399	535,748

Certain of our pension plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2012 and 2011:

December 31,	2012	2011
	(In thousands)
Projected benefit obligation	$11,734	$47,195
Fair value of plan assets	14,326	51,214

The following tables set forth the 2012 and 2011 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis.

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain at beginning of 2011	$(267,258)	$2,092
Amortization of net loss (gain) during 2011	11,347	(209)
Net loss arising during 2011	(16,089)	—
Currency translation for 2011	(531)	—
Net unrecognized actuarial (loss) gain at end of 2011	(272,531)	1,883
Amortization of net loss (gain) during 2012	9,832	(209)
Net loss arising during 2012	(59,919)	—
Currency translation for 2012	1,876	—
Net unrecognized actuarial (loss) gain at end of 2012	$(320,742)	$1,674

Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2013 for the U.S. and U.K. plans are $12,538,000 ($8,455,000 net of tax).

Net periodic benefit cost related to the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010 included the following components:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Service cost	$2,220	$2,689	$2,514
Interest cost	35,137	36,048	36,098
Expected return on assets	(42,505)	(41,196)	(35,684)
Amortization of actuarial loss	9,832	11,347	10,815
Net periodic benefit cost	$4,684	$8,888	$13,743

Benefit cost for the U.S. defined benefit pension plan no longer includes service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2013	$39,106
2014	40,393
2015	41,446
2016	42,535
2017	43,307
2018-2022	226,247

Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plan:	2012	2011
Discount rate used to compute benefit obligations	4.06%	4.92%
Discount rate used to compute periodic benefit cost	4.92%	5.42%
Expected long-term rates of return on plan’s assets	7.25%	8.00%

U.K. Defined Benefit Plans:	2012	2011
Discount rate used to compute benefit obligations	4.40%	5.00%
Discount rate used to compute periodic benefit cost	5.00%	5.30%
Expected long-term rates of return on plans’ assets	7.85%	8.25%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. Because of the reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets described below, the expected long-term rates of return on plan assets assumption used to determine 2013 net periodic pension cost were lowered to 6.75% and 7.06% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

The plans’ asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. defined benefit pension plans, were as follows:

	U.S. Plan		U.K. Plans
December 31,	2012	2011	2012	2011
Equity securities	32.9%	35.8%	24.0%	26.5%
Fixed income investments	65.1%	63.2%	55.7%	41.1%
Alternative strategies	—%	—%	19.1%	22.1%
Cash, Cash Equivalents and Short-term Investment Funds	2.0%	1.0%	1.2%	10.3%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

Alternative strategies include funds that invest in derivative instruments such as futures, forward contracts, options and swaps, and funds that invest in real estate. These investments are used to help manage risks.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies recognize that the plans’ asset return requirements and risk tolerances will change over time. Accordingly, reallocation of the portfolios’ mix of return-seeking assets and liability-hedging assets will be performed as the plans’ funded status improves.

See Note 11, "Fair Value Measurements" for the fair value disclosures of the U.S. and U.K. pension plan assets. The assets of our other international plans are primarily insurance contracts, which are measured at contract value and are not measured at fair value.

9.    Common Stock

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the Class A Common Stock than on the Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 10, "Stock-Based Compensation," certain shares of CRDA are issued with restrictions under executive compensation plans.

During the quarter ending March 31, 2013, we declared cash dividends of $0.04 per share on CRDA and $0.03 per share on CRDB, which dividends are payable on March 22, 2013 to shareholders of record at the close of business on March 5, 2013.

In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the 2012 Repurchase Authorization, which replaced Crawford's previously authorized repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. Through December 31, 2012, the Company has reacquired 607,877 shares of CRDA and 7,000 shares of CRDB at an average cost of $4.63 and $3.83 per share, respectively, under this program. We did not repurchase any shares of CRDA or CRDB under any other share repurchase program in any period presented.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

We compute earnings per share of CRDA and CRDB using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During 2012 and 2011, the Board of Directors declared a higher dividend on CRDA than on CRDB.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2012		2011		2010
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$21,246	$17,762	$21,827	$18,705	$15,043	$13,285
Dividends paid	5,930	3,950	2,896	1,976	—	—
	27,176	21,712	24,723	20,681	15,043	13,285
Denominator:
Weighted-average common shares outstanding	29,536	24,693	28,820	24,697	27,967	24,697
Earnings per share - basic	$0.92	$0.88	$0.86	$0.84	$0.54	$0.54

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2012		2011		2010
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$21,484	$17,524	$22,078	$18,454	$15,185	$13,143
Dividends paid	5,930	3,950	2,896	1,976	—	—
	27,414	21,474	24,974	20,430	15,185	13,143
Denominator:
Number of shares used in basic earnings per share computation	29,536	24,693	28,820	24,697	27,967	24,697
Weighted-average effect of dilutive securities	736	—	729	—	570	—
	30,272	24,693	29,549	24,697	28,537	24,697
Earnings per share - diluted	$0.91	$0.87	$0.85	$0.83	$0.53	$0.53

Listed below are the shares excluded from the denominator in the above computation of diluted EPS for CRDA because their inclusion would have been antidilutive:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Stock options excluded due to the options' respective exercise prices being greater than the average market price during the period	1,154	1,428	1,844
Performance stock grants excluded because performance conditions had not been met (1)	1,169	721	—

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates, however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance goals for all of these grants as of December 31, 2012 are expected to be achieved by December 31, 2014.

10.    Stock-Based Compensation

The Company has various stock-based compensation plans for its employees and members of its board of directors. Only shares of CRDA can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation costs, estimates are made for the number of awards that are expected to vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation cost recognized at the end of any year equals at least the portion of the grant-date value of an award that is vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $3,660,000, $3,756,000, and $3,651,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was approximately $1,221,000, $1,273,000, and $1,070,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

During 2012, 2011, and 2010, the Company recognized no adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. The Company’s stock option plans have been approved by shareholders, and the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over five years (20% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2012, 2011, and 2010, compensation expense of $0, $72,000, and $225,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2012, 2011, and 2010, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2010	2,394	$6.74	3.3 years	$—
Exercised	—	—
Forfeited or expired	(714)	6.61
Outstanding at December 31, 2010	1,680	6.80	3.4 years	$—
Exercised	(2)	4.70
Forfeited or expired	(330)	8.77
Outstanding at December 31, 2011	1,348	6.33	2.9 years	$—
Exercised	—	—
Forfeited or expired	(234)	8.57		(9)
Outstanding at December 31, 2012	1,114	$5.86	2.5 years	$459
Vested at December 31, 2012	1,114	$5.86	2.5 years	$459
Exercisable at December 31, 2012	1,114	$5.86	2.5 years	$459

No stock options were granted in 2012, 2011, or 2010. The intrinsic values of all outstanding stock options at December 31, 2011 and 2010 were zero since the per share market price of CRDA was less than the exercise price of all outstanding stock options. No options were exercised in 2010 or 2012. The options exercised in 2011 had an intrinsic value of less than $1,000. The total fair value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $0, $221,000, and $236,000, respectively.

At December 31, 2012, there was no unrecognized compensation cost related to unvested stock options for employee stock option awards. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted, and the grant-date fair values were fully expensed on grant date.

Performance-Based Stock Grants

Performance share grants are made to key employees of the Company. Such employees are eligible to earn shares of CRDA upon the achievement of certain individual and corporate objectives. Grants of performance shares are made at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded or cliff vesting over periods typically ranging from three to five years. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA shares but not paid to holders of unvested/unissued performance grants. Compensation expense for each vesting tranche in the award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2012, 2011, and 2010, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,058,506	$4.86
Granted	430,000	2.97
Vested	(1,017,063)	4.48
Forfeited or unearned	(33,765)	5.12
Nonvested at December 31, 2010	437,678	3.91
Granted	1,082,250	3.51
Vested	(651,271)	3.89
Forfeited or unearned	(8,157)	3.66
Nonvested at December 31, 2011	860,500	3.42
Granted	908,000	3.70
Vested	(531,791)	3.48
Forfeited or unearned	(67,584)	3.48
Nonvested at December 31, 2012	1,169,125	$3.68

The total fair value of the performance shares that vested in 2012, 2011, and 2010 was $1,849,000, $2,534,000, and $4,559,000, respectively.

Compensation expense recognized for all performance shares totaled $2,648,000, $2,748,000, and $2,300,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of December 31, 2012, there was an estimated $2,616,000 of unearned compensation cost for all nonvested performance shares. All of this unearned compensation cost is expected to be fully recognized by the end of 2014.

Restricted Shares

The Company’s Board of Directors may elect to issue restricted shares of CRDA in lieu of, or in addition to, cash payments to certain key employees. Employees receiving these shares are subject to restrictions on their ability to sell the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. Restricted shares of CRDA, once vested, are eligible to receive nonforfeitable dividends as and when dividends are declared by the Company’s Board of Directors. The grant-date fair value of a restricted share of CRDA is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

A summary of the status of the Company’s restricted shares of CRDA as of December 31, 2012, 2011, and 2010 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	75,900	$4.98
Granted	127,616	2.57
Vested	(166,866)	3.20
Forfeited or unearned	(11,450)	2.62
Nonvested at December 31, 2010	25,200	5.62
Granted	167,736	3.33
Vested	(184,266)	3.58
Nonvested at December 31, 2011	8,670	4.69
Granted	239,913	4.03
Vested	(177,498)	4.00
Forfeited or unearned	(3,918)	4.38
Nonvested at December 31, 2012	67,167	4.29

Compensation expense recognized for all restricted shares for the years ended December 31, 2012, 2011, and 2010 was $607,000, $557,000, and $597,000, respectively. As of December 31, 2012, there was $328,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2016.

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

For the U.S., U.K., and International plans, the requisite service period is the period of time over which the employees contribute to the plans through payroll withholdings. For purposes of recognizing compensation expense, estimates are made for the total withholdings expected over the entire withholding period. The market price of a share of stock at the beginning of the withholding period is then used to estimate the total number of shares that will be purchased using the total estimated withholdings. Compensation cost is recognized ratably over the withholding period.

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of CRDA to eligible employees. Participating employees can elect to have up to $21,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

Since the U.S. Plan involves a look-back option, the calculation of compensation cost is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of CRDA. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one year option to purchase 85% of a share of CRDA. This value is adjusted to reflect the effect of any estimated dividends that the employee will not receive during the life of the option component.

During the years ended December 31, 2012 and 2011, a total of 148,365 and 240,923 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at purchase prices of $3.29 and $2.17, respectively. At December 31, 2012, an estimated 115,000 shares will be purchased under the U.S. Plan in 2013. During the years ended December 31, 2012, 2011, and 2010, compensation expense of $270,000, $226,000, and $406,000, respectively, was recognized for the U.S. Plan.

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

For purposes of calculating the compensation expense for shares issuable under the U.K. Plan, the fair value of a share is equal to 15% (the employee discount) of the market price of a share of CRDA at the beginning of the withholding period.

At December 31, 2012, an estimated 992,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price for a share of CRDA under the U.K. Plan ranges from $1.87 to $5.05. For the years ended December 31, 2012, 2011, and 2010, compensation cost of $138,000, $153,000, and $130,000, respectively, was recognized for the U.K. Plan. During 2012, 2011, and 2010, a total of 15,008 shares, 20,363, shares and 0 shares of CRDA were issued under the U.K. Plan, respectively.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $25,000 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. The first purchase period under the International Plan began on July 1, 2010. No shares were issued under the International Plan in 2012, 2011, or 2010.

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

December 31,	2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$47	$—	$—	$47
Liabilities:
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	752	—	752
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company’s Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for interest rates adjusted for the Company's credit risk. $432,000 of the fair value of the cross currency basis swap is included in "Other accrued liabilities" and $320,000 of the fair value of the cross currency basis swap is included in "Other noncurrent liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

December 31,	2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$2,047	$—	$—	$2,047
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swap (2)	—	667	—	667
Cross currency basis swap (3)	—	49	—	49
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

Fair Value Measurements for Defined Benefit Pension Plans

The fair value hierarchy is also applied to certain other assets that indirectly impact our consolidated financial statements. Assets contributed by the Company for our defined benefit pension plans become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our U.S. and U.K. defined benefit pension plans.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. plan at December 31, 2012 and 2011:

December 31,	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$752	$—	$—	$752	$3,690	$—	$—	$3,690
Short-term Investment Funds	—	7,167	—	7,167	—	—	—	—
Equity Securities:
U.S.	20,180	65,707	—	85,887	20,379	84,175	—	104,554
International	636	42,436	—	43,072	1,229	20,910	—	22,139
Fixed Income Securities:
U.S.	10,224	235,985	—	246,209	—	208,324	—	208,324
International	—	9,170	—	9,170	—	15,734	—	15,734
Other	—	46	—	46	—	—	—	—
TOTAL	$31,792	$360,511	$—	$392,303	$25,298	$329,143	$—	$354,441

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.K. plans at December 31, 2012 and 2011:

December 31,	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Category:
Cash and Cash Equivalents	$2,951	$—	$—	$2,951	$21,974	$—	$—	$21,974
Equity Securities:
U.S.	25,358	—	—	25,358	13,004	—	—	13,004
International	28,431	1,337	—	29,768	19,314	24,222	—	43,536
Fixed Income Securities:
Money market funds	—	49,806	—	49,806	6	2,490	—	2,496
Government securities	1,546	61,893	—	63,439	162	64,852	—	65,014
Corporate bonds and debt securities	—	14,064	—	14,064	—	17,377	—	17,377
Mortgage-backed securities	—	694	—	694	—	1,376	—	1,376
Other	—	—	—	—	—	1,656	—	1,656
Alternative strategy funds	17,035	13,569	—	30,604	22,449	15,842	931	39,222
Real estate funds	—	—	13,238	13,238	—	—	7,980	7,980
TOTAL	$75,321	$141,363	$13,238	$229,922	$76,909	$127,815	$8,911	$213,635

Short-term investment funds consist primarily of funds with a maturity of 60 days or less and are valued at amortized cost which approximates fair value.

Equity securities consist primarily of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Fixed income securities consists of money market funds, government securities, corporate bonds and debt securities, mortgage-backed securities and other common collective funds. Government securities are valued by third-party pricing sources. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, and includes adjustments for valuation adjustments from internal pricing models which use observable inputs such as issuer details, interest rates, yield curves, default rates and quoted prices for similar assets. Mortgage-backed securities are valued by pricing service providers that use broker-dealer quotations or valuation estimates from their internal pricing models. Other common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Alternative strategy funds consist of funds invested in listings on active exchanges, which are valued as Level 1 assets, and amounts in funds valued at the net asset value per share multiplied by the number of shares held as of the measurement date, which are valued as Level 2 assets. Alternative strategy funds may include derivative instruments such as futures, forward contracts, options and swaps and are used to help manage risks. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources.

Real estate funds are primarily property unit trusts whose values are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market-based comparable data. The fair values may, due to the inherent uncertainty of valuation for those investments, differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.K. pension plans for the years ended December 31, 2012 and 2011:

	Alternative Strategy Funds	Real Estate Funds	Total
	(In thousands)
Balance at December 31, 2010	$—	$—	$—
Actual return on plan assets:
Related to assets still held at the reporting date	(40)	(765)	(805)
Purchases, sales and settlements—net	971	8,745	9,716
Balance at December 31, 2011	$931	$7,980	$8,911
Actual return on plan assets:
Related to assets still held at the reporting date	(665)	(107)	(772)
Purchases, sales and settlements—net	(266)	5,365	5,099
Balance at December 31, 2012	$—	$13,238	$13,238

12.    Segment and Geographic Information

The Company’s four reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The segments are organized based upon the nature of services and/or geographic areas served and are: Americas, which serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP which serves the property and casualty insurance company and self-insurance markets in Europe, including the U.K., the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand); Broadspire which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and the CODM to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests.

Segment operating earnings (loss) includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts are adjusted to reflect the current allocation process.

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

Financial information as of and for the years ended December 31, 2012, 2011, and 2010 covering the Company’s reportable segments was as follows:

	Americas	EMEA/AP	Broadspire	Legal Settlement Administration	Total
	(In thousands)
2012
Revenues before reimbursements	$334,431	$366,718	$238,960	$236,608	$1,176,717
Segment operating earnings	11,877	48,585	27	60,284	120,773
Depreciation and amortization (1)	3,694	5,109	2,537	4,263	15,603
Assets	137,610	284,978	111,043	106,878	640,509
2011
Revenues before reimbursements	$357,716	$340,246	$234,775	$192,618	$1,125,355
Segment operating earnings (loss)	19,851	28,421	(11,434)	51,307	88,145
Depreciation and amortization (1)	4,222	4,787	2,766	3,469	15,244
Assets	139,968	266,161	123,815	92,343	622,287
2010
Revenues before reimbursements	$334,940	$285,798	$245,496	$164,183	$1,030,417
Segment operating earnings (loss)	20,748	24,828	(11,712)	47,661	81,525
Depreciation and amortization (1)	4,277	4,591	2,902	2,630	14,400
Assets	137,541	240,831	135,019	81,848	595,239
______________________

(1)	Excludes amortization expense of finite-lived customer-relationship and trade name intangible assets.

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

Year Ended December 31,	2012	2011	2010
	(In thousands)
Americas
U.S. Claims Field Operations	$105,973	$113,487	$121,488
Contractor Connection	27,470	22,678	20,174
U.S. Technical Services	29,081	32,186	30,187
U.S. Catastrophe Services	38,504	37,648	17,864
Subtotal U.S. Property & Casualty	201,028	205,999	189,713
Canada—all service lines	120,767	136,177	130,824
Latin America/Caribbean—all service lines	12,636	15,540	14,403
Total Revenues before Reimbursements—Americas	$334,431	$357,716	$334,940

Broadspire
Workers' Compensation and Liability Claims Management	$100,051	$100,039	$108,316
Medical Management	122,833	118,205	118,378
Risk Management Information Services	16,076	16,531	18,802
Total Revenues before Reimbursements—Broadspire	$238,960	$234,775	$245,496

Legal Settlement Administration considers all of its revenues to be derived from one service line. For the years ended December 31, 2012 and 2011, it had revenues before reimbursements associated with two related special projects that exceeded 10% of the Company's consolidated revenues before reimbursements. Revenues from these special projects were $165.6 million and $121.1 million in 2012 and 2011, respectively.

Capital expenditures for the years ended December 31, 2012, 2011, and 2010 are shown in the following table:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Americas	$4,944	$4,356	$4,733
EMEA/AP	5,225	6,581	4,059
Broadspire	7,187	6,504	9,197
Legal Settlement Administration	9,167	5,451	6,280
Corporate	6,653	7,006	3,510
Total capital expenditures	$33,176	$29,898	$27,779

The total of the Company’s reportable segments’ revenues reconciled to total consolidated revenues for the years ended December 31, 2012, 2011, and 2010 was as follows:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Segments’ revenues before reimbursements	$1,176,717	$1,125,355	$1,030,417
Reimbursements	89,421	86,007	80,384
Total consolidated revenues	$1,266,138	$1,211,362	$1,110,801

The Company’s reportable segments’ total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2012, 2011, and 2010 were as follows:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Operating earnings of all reportable segments	$120,773	$88,145	$81,525
Unallocated corporate and shared costs and credits	(10,613)	(9,555)	(5,841)
Goodwill and intangible asset impairment charges	—	—	(10,788)
Net corporate interest expense	(8,607)	(15,911)	(15,002)
Stock option expense	(408)	(450)	(761)
Amortization of customer-relationship intangible assets	(6,373)	(6,177)	(5,995)
Special charges and credits	(11,332)	2,379	(4,650)
Income before income taxes	$83,440	$58,431	$38,488

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2012 and 2011 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the Americas and EMEA/AP segments, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2012	2011
	(In thousands)
Assets of reportable segments	$640,509	$622,287
Corporate assets:
Cash and cash equivalents	10,402	16,379
Unallocated allowances on receivables	(3,760)	(2,528)
Property and equipment	8,458	8,372
Capitalized software costs, net	60,381	53,939
Assets of deferred compensation plan	14,741	14,467
Capitalized loan costs	3,878	4,682
Deferred income tax assets	99,288	91,210
Prepaid expenses and other current assets	4,923	2,343
Other noncurrent assets	6,003	7,326
Total corporate assets	204,314	196,190
Total assets	$844,823	$818,477

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

	U.S.	Canada	Other	Total Americas Segment
	(In thousands)
2012
Revenues before reimbursements	$201,028	$120,767	$12,636	$334,431
Long-lived assets	2,522	4,566	1,029	8,117
2011
Revenues before reimbursements	205,999	136,177	15,540	357,716
Long-lived assets	3,026	5,661	1,161	9,848
2010
Revenues before reimbursements	189,713	130,824	14,403	334,940
Long-lived assets	3,426	7,321	1,097	11,844

In the EMEA/AP segment, only the U.K. is considered material for disclosure.

	U.K.	CEMEA	Asia/Pacific	Total EMEA/AP Segment
	(In thousands)
2012
Revenues before reimbursements	$133,436	$97,396	$135,886	$366,718
Long-lived assets	9,717	2,286	5,353	17,356
2011
Revenues before reimbursements	149,209	95,599	95,438	340,246
Long-lived assets	10,228	2,787	5,211	18,226
2010
Revenues before reimbursements	134,388	86,811	64,599	285,798
Long-lived assets	8,892	2,026	3,797	14,715

13.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $815,608,000 and $234,830,000 at December 31, 2012 and 2011, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $350,705,000 and $391,097,000 at December 31, 2012 and 2011, respectively.

14.    Commitments and Contingencies

As part of the Company’s Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2012, the aggregate amount committed under the facility was $18,171,000.

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

15.    Special Charges and Credits

During 2012, the Company recorded pretax special charges of $11,332,000, consisting of $1,163,000 for severance costs, $642,000 for retention bonuses, $849,000 for temporary labor costs, and $140,000 for other expenses for a project to outsource certain aspects of our U.S. technology infrastructure; $4,285,000 to adjust the estimated loss on a leased facility the Company no longer uses; and $3,404,000 for severance costs and $849,000 for lease termination costs, primarily related to restructuring activities in our North American operations. As of December 31, 2012, the remaining liabilities in our Consolidated Balance Sheet were as follows:

Line item in Balance Sheet	Amount Accrued as of December 31, 2012 (In thousands)	When Expected to be Paid
Deferred rent	$2,148	Amortized over the life of the lease, through December 31, 2021
Accrued compensation and related costs	$2,303	2013
Other accrued liabilities	$1,509	2013
Other noncurrent liabilities	$1,253	2014

During 2011, the Company recorded a net pretax special credit of $2,379,000, consisting of a gain of $6,992,000 related to the final settlement of a legal arbitration, net of a $3,415,000 write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1,198,000 in severance expense related to the Broadspire segment.

In 2010, the Company recorded pretax special charges of $1,987,000 for severance costs related to reductions in administrative staff and $2,663,000 for a loss on the partial sublease of our Broadspire facility in Plantation, Florida (see Note 6, “Commitments Under Operating Leases”).

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

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 18, 2013

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2012 Quarterly Period	First	Second	Third	Fourth(3)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$267,753	$293,847	$302,136	$312,981	$1,176,717
Reimbursements	19,593	25,169	22,110	22,549	89,421
Total revenues	287,346	319,016	324,246	335,530	1,266,138
Total costs of services	218,995	237,706	233,699	243,948	934,348
Income before income taxes	9,613	18,275	28,774	26,778	83,440
Americas operating (loss) earnings (1)	(512)	1,407	6,534	4,448	11,877
EMEA/AP operating earnings (1)	5,608	11,757	12,988	18,232	48,585
Broadspire operating earnings (loss) (1)	137	(338)	(216)	444	27
Legal Settlement Administration operating earnings (1)	10,683	15,792	15,639	18,170	60,284
Unallocated corporate and shared costs and credits	(1,524)	(4,662)	(1,986)	(2,441)	(10,613)
Net corporate interest expense	(2,169)	(2,387)	(2,229)	(1,822)	(8,607)
Stock option expense	(122)	(123)	(77)	(86)	(408)
Amortization of customer-relationship intangible assets	(1,598)	(1,600)	(1,546)	(1,629)	(6,373)
Special charges and credits	(890)	(1,571)	(333)	(8,538)	(11,332)
Income taxes	(3,393)	(7,583)	(10,237)	(12,473)	(33,686)
Net income attributable to noncontrolling interests	(155)	(267)	(322)	(122)	(866)
Net income attributable to shareholders of Crawford & Company	$6,065	$10,425	$18,215	$14,183	$48,888
Earnings per CRDB share — basic (2) (5)	$0.11	$0.19	$0.33	$0.26	$0.88
Earnings per CRDB share — diluted (2) (5)	$0.11	$0.18	$0.33	$0.25	$0.87

2011 Quarterly Period	First	Second	Third	Fourth(4)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$285,038	$291,713	$282,967	$265,637	$1,125,355
Reimbursements	19,070	22,369	25,252	19,316	86,007
Total revenues	304,108	314,082	308,219	284,953	1,211,362
Total costs of services	226,012	233,142	236,829	221,946	917,929
Income before income taxes	17,964	19,659	20,625	183	58,431
Americas operating earnings (loss) (1)	3,114	10,195	6,780	(238)	19,851
EMEA/AP operating earnings (1)	7,152	7,627	5,686	7,956	28,421
Broadspire operating loss (1)	(3,160)	(3,099)	(2,925)	(2,250)	(11,434)
Legal Settlement Administration operating earnings (1)	16,998	14,758	10,781	8,770	51,307
Unallocated corporate and shared costs and credits	(350)	(4,043)	(956)	(4,206)	(9,555)
Net corporate interest expense	(4,136)	(4,118)	(4,142)	(3,515)	(15,911)
Stock option expense	(155)	(142)	(78)	(75)	(450)
Amortization of customer-relationship intangible assets	(1,499)	(1,519)	(1,513)	(1,646)	(6,177)
Special charges and credits	—	—	6,992	(4,613)	2,379
Income taxes	(6,037)	(6,005)	(5,295)	4,598	(12,739)
Net loss (income) attributable to noncontrolling interests	220	(185)	(34)	(289)	(288)
Net income attributable to shareholders of Crawford & Company	$12,147	$13,469	$15,296	$4,492	$45,404
Earnings per CRDB share — basic (2) (5)	$0.23	$0.25	$0.28	$0.08	$0.84
Earnings per CRDB share — diluted (2) (5)	$0.23	$0.25	$0.28	$0.08	$0.83

__________________

(1)
This is a segment financial measure representing segment earnings (loss) before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests. See Note 12, “Segment and Geographic Information,” to the audited Consolidated Financial Statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)
During the fourth quarter of 2012, the Company recorded $8.5 million in special pretax charges, consisting of $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations. See Note 15, “Special Charges and Credits," to the audited Consolidated Financial Statements contained in this Item 8.

(4)
During the fourth quarter of 2011, the Company recorded $4.6 million in special pretax charges and credits, consisting of a $3.4 million write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1.2 million in severance expense related to the Broadspire segment. See Note 15, “Special Charges and Credits," to the audited Consolidated Financial Statements contained in this Item 8. The Company also recorded a tax benefit of $5.5 million related to a change in the valuation allowance for foreign tax credits.

(5)
Beginning in the 2011 third quarter, the Company paid a higher dividend on its CRDA common stock than on its CRDB shares. This dividend differential can result in different earnings per share for each class of stock due to the two-class method of computing EPS as required by current accounting guidance. Only CRDB is shown here, as that presents a more dilutive measure.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), designed to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and regulations.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were not effective as of December 31, 2012, due to the material weakness in internal control over financial reporting related to accounting for income taxes described below.

(b) Report of Management on Internal Control over Financial Reporting

The management of Crawford & Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of the Company's management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 due to the material weakness described below.

In connection with its assessment, management identified a control deficiency in the Company's internal controls over financial reporting related to accounting for income taxes. Specifically, the Company did not maintain sufficient resources in the corporate tax function to provide for adequate and timely preparation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. Although this control deficiency has not resulted in any misstatement in our annual or interim financial statements, this control deficiency, if not corrected, could result in a material misstatement of the income tax accounts that, if not detected on a timely basis, could therefore result in a material misstatement in our annual or interim consolidated financial statements in the future. Therefore, we have concluded that this control deficiency constitutes a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

(c) Remediation of Material Weakness

Management has determined that its processes and procedures over accounting for income taxes are not adequate and sustainable for the Company's size and complexity. As a result, beginning in the first quarter of 2013 the Company is implementing, or planning to implement, a number of steps to remediate the material weakness discussed above and improve its internal control over financial reporting related to accounting for income taxes. Specifically, the following actions are being taken or are planned:

•	recruiting and hiring additional qualified personnel;

•	retaining outside consultants to review our tax accounting software for opportunities to improve effectiveness of system reporting;

•
implementing additional policies and procedures to enhance internal control and provide timely reconciliation and review of the Company's income tax accounting including those policies and procedures related to our international operations; and

•	restructuring the Company's corporate tax function to separate the tax accounting function from other tax-related activities.

Management is committed to improving the Company's internal control processes and is developing and presenting to its Audit Committee a plan and timetable for the implementation of all of the remediation measures described above, and intends to meet frequently with the Audit Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company's internal control over financial reporting related to accounting for income taxes. As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2013.

(d) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Crawford & Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over financial reporting related to accounting for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Crawford & Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
/s/  Ernst & Young LLP

Atlanta, Georgia
March 18, 2013

(e) Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. Subsequent to the fourth quarter of 2012 and in connection with the identification of the material weakness described above, the Company has taken, or plans to take a number of remediation activities designed to remediate such material weakness, as described above.

ITEM 9B.    OTHER INFORMATION

On March 15, 2013, the Company entered into a restated employment agreement (the “Restated Agreement”) with Mr. Bowman, which replaced Mr. Bowman's previous employment agreement with the Company, dated as of August 7, 2009. The Restated Agreement, which is effective as of January 1, 2013, has an initial term through March 31, 2014, with automatic one-year extensions unless either party gives notice to the other on or before February 1 immediately prior to the applicable expiration date. The Restated Agreement provides for a minimum annual base salary of $730,000 and eligibility for an annual cash incentive award opportunity payable upon the achievement of performance objectives established by the Compensation Committee. The Restated Agreement also provides that Mr. Bowman is eligible to receive equity incentive awards under the Company's incentive compensation plans, as well as to participate in the Company's executive benefit program, including the provision of an automobile allowance and payment of life insurance premiums. The Restated Agreement also generally provides that Mr. Bowman is entitled to participate in benefit and incentive plans generally offered to the Company's executive officers.

The Restated Agreement provides that on January 1, 2013, and each year thereafter that Mr. Bowman remains employed by the Company on January 1 of such calendar year, the Company will make a contribution to Mr. Bowman's account under the Company's deferred compensation plan that is equal to (i) the greater of (a) $75,000 or (b) 3.5% of Mr. Bowman's cash compensation plus 2.5% of Mr. Bowman's excess compensation (each as defined in the deferred compensation plan) for such year, reduced by (ii) the lesser of the Company's matching contributions to the Company's 401(k) plan on his behalf or the limit on elective deferrals under the Internal Revenue Code.

Under the Restated Agreement, if Mr. Bowman terminates his employment for good reason (as defined in the agreement), or if the Company terminates his employment without cause (as defined in the agreement), Mr. Bowman will be entitled to the following:

•accrued compensation and benefits;

•an amount equal to two times his base salary at termination;

•a pro-rata portion of his annual incentive award opportunity based on actual performance;

•reimbursement for group health plan costs for up to 18 months following termination; and

•in the event Mr. Bowman terminates his employment for good reason, continued vesting of all outstanding equity awards in accordance with the terms of the plan pursuant to which they were issued.

If the Company terminates Mr. Bowman's employment due to disability, Mr. Bowman will be entitled to the following:

•accrued compensation and benefits;

•continued base salary for six months; and

•in the event his employment is terminated by reason of such disability, continued vesting of all outstanding equity awards in accordance with the terms of the plan pursuant to which they were issued as if the termination was an “involuntary termination.”

In the event of Mr. Bowman's death during the term of the Restated Agreement, the following will be due:

•accrued compensation and benefits;

•continued base salary for six months; and

•all outstanding equity awards will immediately vest, and will be exercisable for 90 days.

The Restated Agreement contains non-solicitation and confidentiality covenants, as well as certain other covenants, applicable for specified periods after the termination of employment. In addition, any payments and benefits under the Restated Agreement upon a termination are subject to Mr. Bowman signing a restrictive covenant agreement and release in our favor.

In the event any payments made to Mr. Bowman would be subject to the excise tax imposed on “parachute” payments by the Internal Revenue Code, the Company may reduce the payments to Mr. Bowman so that no portion of the payments would be subject to the excise tax, but only if such a reduction would result in Mr. Bowman receiving a greater amount after taxes.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, "Executive Officers," “Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013, and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance—Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and "Compensation Committee Interlocks and Insider Participation" of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

The information required by this Item will be included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included under the caption “Information with Respect to Certain Business Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption “Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Shareholders’ Investment for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption “Accounts Receivable and Allowance for Doubtful Accounts” in Note 1 and also in Note 7, "Income Taxes" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

10.21*
Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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
10.38
First Amendment to Credit Agreement, dated as of July 20, 2012, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.39*
Terms of Employment Agreement between Emanuel V. Lauria, Jr. and the Registrant, dated June 1, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40*
Terms of Employment Agreement between Vince E. Cole and the Registrant, dated June 4, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41*
Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated March 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.42*	Terms of Restated Employment Agreement between Jeffrey T. Bowman and the Registrant, dated March 15, 2013.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.

_____________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 18, 2013	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 18, 2013	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 18, 2013	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	March 18, 2013	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	March 18, 2013	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	March 18, 2013	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	March 18, 2013	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 18, 2013	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	March 18, 2013	/s/ Russel L. Honoré
RUSSEL L. HONORÉ, Director

Date	March 18, 2013	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	March 18, 2013	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 18, 2013	/s/ E. Jenner Wood, III
E. JENNER WOOD, III , Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.42	Terms of Restated Employment Agreement between Jeffrey T. Bowman and the Registrant, dated March 15, 2013.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.