Form 10-Q
period 2013-03-31
CRAWFORD & CO
filed 2013-05-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2013 was as follows:

Class A Common Stock, $1.00 par value: 30,067,643
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2013

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenues:

Revenues before reimbursements	$286,281	$267,753
Reimbursements	20,845	19,593

Total Revenues	307,126	287,346

Costs and Expenses:

Costs of services provided, before reimbursements	213,341	199,707
Reimbursements	20,845	19,593
Total costs of services	234,186	219,300

Selling, general, and administrative expenses	58,950	55,679

Corporate interest expense, net of interest income of $211 and $284, respectively	1,643	2,169

Special charges	—	890

Total Costs and Expenses	294,779	278,038

Other Income	2,324	305

Income Before Income Taxes	14,671	9,613

Provision for Income Taxes	4,990	3,393

Net Income	9,681	6,220

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(58)	155

Net Income Attributable to Shareholders of Crawford & Company	$9,739	$6,065

Earnings Per Share - Basic:
Class A Common Stock	$0.18	$0.12
Class B Common Stock	$0.17	$0.11

Earnings Per Share - Diluted:
Class A Common Stock	$0.18	$0.12
Class B Common Stock	$0.17	$0.11

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,446	29,248
Class B Common Stock	24,690	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,462	29,754
Class B Common Stock	24,690	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.04	$0.03
Class B Common Stock	$0.03	$0.02
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2013	2012

Net Income	$9,681	$6,220

Other Comprehensive Income (Loss):
Net foreign currency translation loss	(916)	(3,197)

Interest rate swap agreement loss reclassified into income, net of tax of $0 and $86, respectively	—	140

Amortization of cost of retirement plans included in net periodic pension cost, net of tax of $1,017 and $823, respectively	2,107	1,494

Other Comprehensive Income (Loss)	1,191	(1,563)

Comprehensive Income	10,872	4,657

Less: Comprehensive (loss) income attributable to noncontrolling interests	(100)	2

Comprehensive Income Attributable to Shareholders of Crawford & Company	$10,972	$4,655

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$59,430	$71,157
Accounts receivable, less allowance for doubtful accounts of $10,628 and $10,584, respectively	172,933	164,708
Unbilled revenues, at estimated billable amounts	131,026	124,881
Prepaid expenses and other current assets	27,298	26,019
Total Current Assets	390,687	386,765
Property and Equipment:
Property and equipment	154,062	155,359
Less accumulated depreciation	(110,356)	(109,312)
Net Property and Equipment	43,706	46,047
Other Assets:
Goodwill	131,363	131,995
Intangible assets arising from business acquisitions, net	87,230	89,027
Capitalized software costs, net	68,834	67,299
Deferred income tax assets	98,197	99,288
Other noncurrent assets	23,463	24,402
Total Other Assets	409,087	412,011
TOTAL ASSETS	$843,480	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$52,184	$13,275
Accounts payable	43,839	54,975
Accrued compensation and related costs	69,932	103,552
Self-insured risks	13,888	14,120
Income taxes payable	7,799	4,357
Deferred income taxes	14,955	16,267
Deferred rent	16,572	16,946
Other accrued liabilities	39,011	37,465
Deferred revenues	52,104	56,379
Mandatory contributions due to pension plan	20,200	18,862
Current installments of long-term debt and capital leases	843	838
Total Current Liabilities	331,327	337,036
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	152,087	152,293
Deferred revenues	29,025	26,438
Self-insured risks	13,695	13,893
Accrued pension liabilities, less current mandatory contributions	140,663	146,762
Other noncurrent liabilities	26,321	26,602
Total Noncurrent Liabilities	361,791	365,988
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,613 and 29,335 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	29,613	29,335
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	35,006	35,550
Retained earnings	253,801	246,105
Accumulated other comprehensive loss	(198,248)	(199,481)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	144,862	136,199
Noncontrolling interests	5,500	5,600
Total Shareholders’ Investment	150,362	141,799
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$843,480	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$9,681	$6,220
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	8,143	8,023
Stock-based compensation	588	404
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(7,923)	(4,680)
Unbilled revenues, net	(6,118)	(15,748)
Accrued or prepaid income taxes	2,108	814
Accounts payable and accrued liabilities	(41,081)	(29,064)
Deferred revenues	(1,849)	336
Accrued retirement costs	(5,225)	(4,144)
Prepaid expenses and other operating activities	284	(343)
Net cash used in operating activities	(41,392)	(38,182)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,647)	(4,176)
Proceeds from disposals of property and equipment	—	2
Capitalization of computer software costs	(4,400)	(3,809)
Net cash used in investing activities	(6,047)	(7,983)

Cash Flows From Financing Activities:
Cash dividends paid	(1,925)	(1,380)
Payments related to shares received for withholding taxes under stock-based compensation plans	(880)	(895)
Proceeds from shares purchased under employee stock-based compensation plans	56	—
Repurchases of common stock	(148)	—
Increases in short-term borrowings	45,032	33,563
Payments on short-term borrowings	(6,554)	(13,931)
Payments on capital lease obligations	(200)	(110)
Other financing activities	—	(30)
Net cash provided by financing activities	35,381	17,217

Effects of exchange rate changes on cash and cash equivalents	331	(1,242)
Decrease in cash and cash equivalents	(11,727)	(30,190)
Cash and cash equivalents at beginning of year	71,157	77,613
Cash and cash equivalents at end of period	$59,430	$47,423
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)

Balance at March 31, 2013	$29,613	$24,690	$35,006	$253,801	$(198,248)	$144,862	$5,500	$150,362

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)

Balance at March 31, 2012	$29,560	$24,697	$33,017	$214,008	$(165,013)	$136,269	$4,818	$141,087

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and our financial position as of, March 31, 2013 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2013 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2013 and December 31, 2012, the liabilities of the deferred compensation plan were $10,578,000 and $10,327,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $14,912,000 and $14,741,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Adoption of New Accounting Standards
Amounts Reclassified Out of Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company on January 1, 2013.
Since ASU 2013-02 is a disclosure-only standard, its adoption did not affect the Company's results of operations, financial condition, or cash flows.

3. Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, net, the effective portion of the Company’s interest rate hedges (if any), and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company’s unaudited condensed consolidated financial statements were as follows:

	Three months ended March 31, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance, January 1	$7,778	$(207,259)	$(199,481)
Other comprehensive income before reclassifications	(874)	—	(874)
Amounts reclassified from accumulated other comprehensive income	—	2,107	2,107
Net current period other comprehensive income	(874)	2,107	1,233
Ending balance, March 31	$6,904	$(205,152)	$(198,248)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2012
(in thousands)	Foreign currency translation adjustments	Interest rate swaps (2)	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance, January 1	$10,476	$(414)	$(173,665)	$(163,603)
Other comprehensive income before reclassifications	(3,044)	—	—	(3,044)
Amounts reclassified from accumulated other comprehensive income	—	140	1,494	1,634
Net current period other comprehensive income	(3,044)	140	1,494	(1,410)
Ending balance, March 31	$7,432	$(274)	$(172,171)	$(165,013)
________________________________________________

(1)
Retirement liabilities reclassified to net earnings primarily related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 7, "Defined Benefit Pension Plans" for additional details.

(2)
Interest rate swap agreement loss reclassified to net earnings primarily related to the reclassification of interest expense as hedged transactions occurred and are included in "Corporate interest expense, net" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 5, "Derivative Instruments" for additional details.

The other comprehensive income amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

4. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of our Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first quarters of 2013 and 2012 the Board of Directors declared a higher dividend on CRDA than on CRDB.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2013		March 31, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,250	$3,564	$2,540	$2,145
Dividends paid	1,184	741	886	494
Net income available to common shareholders, basic	5,434	4,305	3,426	2,639

Denominator:
Weighted-average common shares outstanding, basic	29,446	24,690	29,248	24,697
Earnings per share - basic	$0.18	$0.17	$0.12	$0.11
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2013		March 31, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,316	$3,498	$2,560	$2,125
Dividends paid	1,184	741	886	494
Net income available to common shareholders, diluted	5,500	4,239	3,446	2,619

Denominator:
Weighted-average common shares outstanding, basic	29,446	24,690	29,248	24,697
Weighted-average number of dilutive securities	1,016	—	506	—
	30,462	24,690	29,754	24,697
Earnings per share - diluted	$0.18	$0.17	$0.12	$0.11

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Listed below are the securities excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	703	1,215
Performance stock grants excluded because performance conditions had not been met (1)	2,152	1,592
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance measurements for approximately 478,000 of the Company's outstanding performance stock grants as of March 31, 2013 are expected to be achieved by December 31, 2013.

The following table details additional shares issued during the three months ended March 31, 2013 and March 31, 2012. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
CRDA issued under non-employee director stock plan	51	51
CRDA issued under the U.K. ShareSave Scheme	—	6
CRDA issued upon vesting of performance shares	245	417
CRDA issued from stock option plan exercises	12	—

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. During the year ended December 31, 2012, the Company purchased 607,877 shares of CRDA and 7,000 shares of CRDB under the repurchase program. During the quarter ended March 31, 2013, the Company repurchased 30,124 shares of CRDA at an average cost of $4.92 and no additional shares of CRDB.

5. Derivative Instruments
From time to time the Company may attempt to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. The Company had a forward-starting interest rate swap agreement with a notional amount of $85,000,000, which expired September 30, 2012. As a result of entering into a new credit facility in December 2011, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in interest rates. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in AOCL related to the interest rate swap agreement was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective portion of the pretax loss on the Company’s interest-rate swap derivative instrument is categorized in the tables below:

	Loss Reclassified from
	AOCL into Income -
	Effective Portion (1)
	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Interest Rate Swap Discontinued as a Cash Flow Hedge	$—	$226

___________________________________________

(1)	The losses reclassified from AOCL into income (effective portion) are reported in "Corporate interest expense, net" in the Company’s unaudited Condensed Consolidated Statements of Income.
The balances and changes in AOCL related to the effective portions of the Company’s interest rate hedge for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Amount in AOCL at beginning of period for effective portion of interest rate hedge, net of tax	$—	$(414)
Loss reclassified into income, net of tax	—	140
Amount in AOCL at end of period for effective portion of interest rate hedge, net of tax	$—	$(274)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset changes in the value of the intercompany note. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The fair value of the cross currency basis swap was a net liability of $165,000 at March 31, 2013 and $752,000 at December 31, 2012.
The Company’s swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At March 31, 2013, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2013
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Liabilities:
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	165	—	165	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. At March 31, 2013, the fair value of the cross currency basis swap is included in "Other accrued liabilities" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
There were no transfers between fair value levels during the three months ended March 31, 2013.

7. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months ended March 31, 2013 and 2012 included the following components:

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Service cost	$705	$532
Interest cost	8,260	8,662
Expected return on assets	(10,695)	(10,478)
Amortization of actuarial loss	3,219	2,389
Net periodic benefit cost	$1,489	$1,105
For the three-month period ended March 31, 2013, the Company made contributions of $1,900,000 and $1,632,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $0 and $1,675,000, respectively, for the first quarter of 2012. The Company is required to make contributions to its U.S. defined benefit pension plan of $3,100,000 for each remaining quarter of 2013, plus an additional payment of $7,800,000 in September 2013. There are no required contributions to the U.K. plans for 2013; however, the Company expects to make additional contributions of approximately $1,700,000 per quarter during the remainder of 2013.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2013, the Company estimates that its effective annual income tax rate for 2013 will be approximately 33% before considering any discrete items.

9. Segment Information
Financial information for the three months ended March 31, 2013 and 2012 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Revenues:
Americas	$84,244	$77,524
EMEA/AP	87,589	81,790
Broadspire	57,797	60,389
Legal Settlement Administration	56,651	48,050
Total Segment Revenues before Reimbursements	286,281	267,753
Reimbursements	20,845	19,593
Total Revenues	$307,126	$287,346

Operating Earnings (Loss):
Americas	$3,220	$(512)
EMEA/AP	6,822	5,581
Broadspire	(1,768)	1
Legal Settlement Administration	12,013	10,683
Total Segment Operating Earnings	20,287	15,753

Deduct:
Unallocated corporate and shared costs, net	(2,297)	(1,361)
Net corporate interest expense	(1,643)	(2,169)
Stock option expense	(80)	(122)
Amortization of customer-relationship intangible assets	(1,596)	(1,598)
Special charges	—	(890)
Income before Income Taxes	$14,671	$9,613
Intersegment transactions are not material for any period presented.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker to evaluate the financial performance of the Company’s four operating segments. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests.
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

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Americas
U.S. Claims Field Operations	$25,916	$26,835
Contractor Connection	7,480	5,675
U.S. Technical Services	7,368	7,170
U.S. Catastrophe Services	10,815	3,697
Subtotal U.S. Property & Casualty	51,579	43,377
Canada--all service lines	29,288	30,291
Latin America/Caribbean--all service lines	3,377	3,856
Total Americas	$84,244	$77,524

Broadspire
Workers' Compensation and Liability Claims Management	$23,984	$25,107
Medical Management	29,961	31,276
Risk Management Information Services	3,852	4,006
Total Broadspire	$57,797	$60,389

10. Commitments and Contingencies
The Company has entered into one additional significant operating lease since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. In January 2013, the Company entered into a 10-year operating lease agreement for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for our Broadspire segment. The lease is estimated to begin July 1, 2013, depending on the completion of certain tenant improvements. Total lease payments over the 10-year term are approximately $6,900,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses.
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2013, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,837,000.

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

11. Special Charges and Other Income
Special Charges
There were no special charges during the three months ended March 31, 2013.
As of March 31, 2013, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012. The rollforward of these costs from December 31, 2012 to March 31, 2013 follows:

	Three months ended March 31, 2013
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1	$2,148	$2,303	$1,509	$1,253	$7,213
Cash payments	—	(1,124)	—	(137)	(1,261)
Ending balance, March 31	$2,148	$1,179	$1,509	$1,116	$5,952
During the three months ended March 31, 2012, the Company began a process to outsource certain aspects of its technology infrastructure to a third-party provider. Special charges of $890,000 were incurred through March 31, 2012 for severance costs, stay bonuses and certain other expenses. The transition was completed by September 30, 2012.
Other Income
Other income includes dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the three months ended March 31, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America. All of these amounts are included in the Americas segment operating earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 18, 2013. In our opinion, the accompanying condensed consolidated balance sheet of as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 6, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions. These statements may relate to, among other things, reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of material customers,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	possible legislation or changes in market conditions that may curtail or limit growth in product liability and securities class actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	continued satisfaction with outsourcing certain aspects of our internal business functions to third-party service providers,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of Broadspire software platforms,

•	risks to other shareholders due to control by a principal shareholder,

•	our ability to remediate a material weakness in our internal control over financial reporting, in the area of accounting for income taxes, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2012. As described in Note 1, "Basis of Presentation," the financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, EMEA/AP, Broadspire, and Legal Settlement Administration. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
Insurance companies, which represent a major source of our global revenues, customarily manage their own claims administration function but often rely on third parties for certain services which we provide, primarily field investigation and the evaluation of property and casualty insurance claims. We also conduct inspections of building component products related to warranty and product performance claims.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 6.9% for the three months ended March 31, 2013, compared with the same period of 2012. The increase in revenues for the three-month period was primarily due to increases in revenues in our Legal Settlement Administration, Americas, and EMEA/AP segments, offsetting a decrease in revenues in our Broadspire segment. The impact of foreign currency translation was not significant for any segment in the first quarter of 2013.
Consolidated net income for the three months ended March 31, 2012 included a pretax special charge of $0.9 million, or $0.6 million after related income taxes, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to a third-party service provider. There were no special charges during the three months ended March 31, 2013.
Included in "Other income" for the three months ended March 31, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America. This amount is included in the Americas segment operating earnings.
Selling, General, and Administrative (“SG&A”) expenses were 5.9% higher in the three months ended March 31, 2013 compared with the same period of 2012. This increase was primarily due to higher professional fees.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting.” Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria our management and CODM use. Segment operating earnings (loss) represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.

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
Special charges arise from time to time from events (such as expenses related to restructurings, losses on subleases, etc.) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
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
Additional discussion and analysis of our income tax expense, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs, and special charges follows the discussion and analysis of the results of operations of our four operating segments.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	% Change
Revenues:
Americas	$84,244	$77,524	8.7%
EMEA/AP	87,589	81,790	7.1%
Broadspire	57,797	60,389	(4.3)%
Legal Settlement Administration	56,651	48,050	17.9%
Total revenues, before reimbursements	286,281	267,753	6.9%
Reimbursements	20,845	19,593	6.4%
Total Revenues	$307,126	$287,346	6.9%

Direct Compensation & Fringe Benefits:
Americas	$54,155	$52,013	4.1%
% of related revenues before reimbursements	64.3%	67.1%
EMEA/AP	55,960	52,450	6.7%
% of related revenues before reimbursements	63.9%	64.1%
Broadspire	31,753	33,405	(4.9)%
% of related revenues before reimbursements	54.9%	55.3%
Legal Settlement Administration	21,353	20,280	5.3%
% of related revenues before reimbursements	37.7%	42.2%
Total	$163,221	$158,148	3.2%
% of Revenues before reimbursements	57.0%	59.1%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$26,869	$26,023	3.3%
% of related revenues before reimbursements	31.9%	33.6%
EMEA/AP	24,807	23,759	4.4%
% of related revenues before reimbursements	28.3%	29.1%
Broadspire	27,812	26,983	3.1%
% of related revenues before reimbursements	48.2%	44.7%
Legal Settlement Administration	23,285	17,087	36.3%
% of related revenues before reimbursements	41.1%	35.6%
Total before reimbursements	102,773	93,852	9.5%
% of Revenues before reimbursements	35.9%	35.1%
Reimbursements	20,845	19,593	6.4%
Total	$123,618	$113,445	9.0%
% of Revenues	40.2%	39.5%
Operating Earnings (Loss):
Americas	$3,220	$(512)	nm
% of related revenues before reimbursements	3.8%	(0.7)%
EMEA/AP	6,822	5,581	22.2%
% of related revenues before reimbursements	7.8%	6.8%
Broadspire	(1,768)	1	nm
% of related revenues before reimbursements	(3.1)%	—%
Legal Settlement Administration	12,013	10,683	12.4%
% of related revenues before reimbursements	21.2%	22.2%
Deduct:
Unallocated corporate and shared costs and credits, net	(2,297)	(1,361)	68.8%
Net corporate interest expense	(1,643)	(2,169)	(24.3)%
Stock option expense	(80)	(122)	(34.4)%
Amortization of customer-relationship intangible assets	(1,596)	(1,598)	(0.1)%
Special charges	—	(890)	100.0%
Income before income taxes	14,671	9,613	52.6%
Provision for income taxes	(4,990)	(3,393)	47.1%
Net Income	9,681	6,220	55.6%
Less: Net (loss) income attributable to noncontrolling interests	(58)	155	nm
Net income attributable to shareholders of Crawford & Company	$9,739	$6,065	60.6%
nm = not meaningful

AMERICAS
Operating earnings for our Americas segment increased to $3.2 million, or 3.8% of revenues before reimbursements, in the first quarter of 2013 compared with a loss of $0.5 million, or (0.7)% of revenues before reimbursements, in the first quarter of 2012. The increase in Americas operating earnings was primarily due to the ongoing claims handling resulting from Superstorm Sandy, continued growth in Contractor Connection, and a $2.3 million gain from the sale of the rights to a customer contract in Latin America.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from our Contractor Connection direct repair network. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance
U.S. Claims Field Operations	$25,916	$26,835	(3.4)%
Contractor Connection	7,480	5,675	31.8%
U.S. Technical Services	7,368	7,170	2.8%
U.S. Catastrophe Services	10,815	3,697	192.5%
Subtotal U.S. Property & Casualty	51,579	43,377	18.9%
Canada--all service lines	29,288	30,291	(3.3)%
Latin America/Caribbean--all service lines	3,377	3,856	(12.4)%
Total Revenues before Reimbursements	$84,244	$77,524	8.7%
Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 10.8% for the three months ended March 31, 2013 compared with the same period in 2012. Partially offsetting the increase in segment unit volume was an overall unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 2.1% in the three months ended March 31, 2013.
The overall increase in U.S. Property & Casualty revenues was due to increased revenues resulting from claim increases arising from Superstorm Sandy and continued growth in Contractor Connection. U.S. Claims Field Operations revenues declined in the first quarter of 2013 primarily due to a 17.0% reduction in new claims intake which was mitigated by ongoing Superstorm Sandy claims handling. The increase in Contractor Connection revenues in the first quarter of 2013 was due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. U.S. Technical Services and U.S. Catastrophe Services revenues increased due primarily to ongoing handling of Superstorm Sandy claims.
The overall revenue decreases in Canada and Latin America for the first three months of 2013 were primarily due to a lack of weather-related events which was partially offset by increases in high-frequency, low-severity automotive and affinity claims.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment decreased slightly to $4.3 million for the three months ended March 31, 2013, compared with $4.4 million for the three months ended March 31, 2012.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2013	March 31, 2012	Variance
U.S. Claims Field Operations	40,739	49,094	(17.0)%
Contractor Connection	42,650	31,946	33.5%
U.S. Technical Services	1,661	1,918	(13.4)%
U.S. Catastrophe Services	11,153	5,472	103.8%
Subtotal U.S. Property & Casualty	96,203	88,430	8.8%
Canada--all service lines	30,414	27,015	12.6%
Latin America/Caribbean--all service lines	15,705	12,979	21.0%
Total Americas Cases Received	142,322	128,424	10.8%

The 2013 decrease in U.S. Claims Field Operations and U.S. Technical Services cases for the three-month period was primarily due to a lack of weather-related new claims. The 2013 increase in Contractor Connection cases was due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. The increase in U.S. Catastrophe Services was due to claims arising from Superstorm Sandy.
The 2013 increases in cases in Canada and Latin America and the Caribbean were due primarily to increases in high-frequency, low-severity automotive and affinity claims.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 64.3% in the first quarter of 2013, decreasing from 67.1% in the 2012 first quarter.
The dollar amount of these expenses increased in the 2013 three-month period to $54.2 million from $52.0 million in the 2012 three-month period. There was an average of 2,694 full-time equivalent employees (including 211 catastrophe adjusters) in this segment during the first three months of 2013, compared with an average of 2,709 employees (including 95 catastrophe adjusters) during the 2012 period.
Americas salaries and wages totaled $44.9 million and $42.6 million for the first three months of 2013 and 2012, respectively. The increases in salaries and wages in the three months ended March 31, 2013 compared with the same period in 2012 were a result of the increased use of catastrophe adjusters to handle the Superstorm Sandy claims in 2013, which more than offset the overall decline in the average number of full-time equivalent employees. Payroll taxes and fringe benefits for Americas totaled $9.3 million and $9.4 million in the first quarters of 2013 and 2012, respectively.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $26.9 million, or 31.9% of segment revenues before reimbursements, for the quarter ended March 31, 2013, compared with $26.0 million, or 33.6% of segment revenues before reimbursements, for the first quarter of 2012. The increase was primarily due to $0.7 million and $1.2 million increases in outsourced services and travel expenses, respectively, associated with handling the Superstorm Sandy claims, and a $1.1 million increase in outsourced services in Canada in order to handle the increase in automotive claims, partially offset by the $2.3 million gain from the sale of the rights to a customer contract previously discussed.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $6.8 million, or 7.8% of revenues before reimbursements, for the three months ended March 31, 2013 compared with 2012 first quarter operating earnings of $5.6 million, or 6.8% of revenues before reimbursements. The increase in EMEA/AP operating earnings was primarily due to a $1.0 million reduction in bad debt expense and the receipt of a $900,000 performance bonus from a client in Italy, partially offset by increased compensation and outsourced services expenses incurred to service the higher revenues.

Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance
U.K.	$31,763	$33,180	(4.3)%
Continental Europe, Middle East, Africa (“CEMEA”)	27,173	23,526	15.5%
Asia-Pacific	28,653	25,084	14.2%
Total EMEA/AP Revenues before Reimbursements	$87,589	$81,790	7.1%
The overall increase in revenues for the first quarter of 2013 compared with the first quarter of 2012 was due to increases in CEMEA and Asia-Pacific, partially offset by a decrease in revenues from the U.K. U.K. cases and revenues declined due to a reduction in weather-related activity compared with the prior year period. The increase in revenues in CEMEA for the first quarter of 2013 compared with the first quarter of 2012 was due to growth in high frequency, low severity claims in the Netherlands, Germany, Spain and Sweden from new and existing clients and a $900,000 performance bonus from a client in Italy. The higher revenues in Asia-Pacific were associated with fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event, weather-related activity in Australia and growth in property claims in China. Revenues from Thailand for the 2013 first quarter were $4.4 million compared with revenues in the 2012 first quarter of $2.7 million. We expect a high level of activity in Thailand for the remainder of 2013, although no assurances of timing or amount of revenues from this event can be provided.
As provided below, overall case volumes decreased 2.4% for the three months ended March 31, 2013 compared with the same period of 2012. Positive changes in product mix and in the rates charged for those services accounted for a revenue increase of approximately 9.5% for the three month period compared with the same period in 2012, more than offsetting the decline in case volumes in the three months ended March 31, 2013.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment decreased to $8.1 million for the three months ended March 31, 2013, from $9.0 million in the comparable 2012 period. The decrease was primarily due to less billable expenses resulting from the Thailand floods.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2013	March 31, 2012	Variance
U.K.	27,085	33,042	(18.0)%
CEMEA	50,398	41,502	21.4%
Asia-Pacific	35,036	40,701	(13.9)%
Total EMEA/AP Cases Received	112,519	115,245	(2.4)%
The decreases in cases received in the U.K. in the quarter ended March 31, 2013 compared with the same period in 2012 were due to a decline in weather-related case activity.
The 2013 increase in CEMEA cases resulted primarily from growth in high frequency, low severity claims in the Netherlands, Germany, Spain and Sweden from new and existing clients.
The decrease in Asia-Pacific cases was due to a decline in new weather-related cases in Thailand and fewer high-frequency, low-severity claims in China. Many of the flood-related cases in Thailand were received in prior periods, with the revenues from these cases recognized as it is earned. Accordingly, changes in revenues may not match changes in the number of cases received in any period.

Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 63.9% for the three months ended March 31, 2013 compared with 64.1% for the first quarter of 2012. This decrease primarily reflected increased utilization of our staff. The dollar amount of these expenses increased for the three-month period to $56.0 million in 2013, from $52.5 million in 2012. There was an average of 3,046 full-time equivalent employees in this segment in the first three months of 2013 compared with an average of 3,092 in the 2012 period. While the number of full-time equivalent employees declined in total for the segment, they increased in CEMEA and Asia-Pacific in order to handle the increased work in those areas.
Salaries and wages of EMEA/AP segment personnel were $46.9 million for the three months ended March 31, 2013 compared with $44.7 million in the comparable 2012 period. The increase is due to the increased number of full-time equivalent employees in CEMEA and Asia-Pacific. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $9.1 million for the first quarter ended March 31, 2013, compared with $7.8 million for the same period in 2012. This increase was primarily due to higher defined benefit pension expense in the U.K. and the increased number of full-time equivalent employees in CEMEA and Asia-Pacific.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 28.3% of EMEA/AP revenues before reimbursements for the three months ended March 31, 2013 compared with 29.1% for the first quarter of 2012. The dollar amount of these expenses increased in the 2013 first quarter to $24.8 million from $23.8 million in the first quarter of 2012. The increase primarily resulted from higher outsourced services expenses incurred to administer the Thailand flood claims.

BROADSPIRE
Our Broadspire segment reported an operating loss of $1.8 million for the first quarter of 2013, compared with operating income of $1,000 in the first quarter of 2012. The operating loss is primarily attributable to lower medical management revenues and a decline in workers' compensation claims volumes.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance
Workers' Compensation and Liability Claims Management	$23,984	$25,107	(4.5)%
Medical Management	29,961	31,276	(4.2)%
Risk Management Information Services	3,852	4,006	(3.8)%
Total Broadspire Revenues before Reimbursements	$57,797	$60,389	(4.3)%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 11.1% for the three months ended March 31, 2013 compared with the same period in 2012. The increase in cases received in 2013 compared with the same period in 2012 was primarily due to the addition of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs. The overall mix of services provided and in the rates charged for those services, due primarily to the decline in medical bill review revenue, resulted in an overall 4.3% decrease in Broadspire segment revenues before reimbursements for the first quarter of 2013 compared with the first quarter of 2012.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million for both of the three-month periods ended March 31, 2013 and 2012.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2013	March 31, 2012	Variance
Workers’ Compensation	36,279	37,333	(2.8)%
Casualty	23,196	15,637	48.3%
Other	4,828	4,897	(1.4)%
Total Broadspire Cases Received	64,303	57,867	11.1%
The 2013 decrease in workers’ compensation and other cases was a result of client losses. The increase in casualty cases in the 2013 three-month period from the same period of 2012 primarily resulted from the receipt of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 55.3% for the 2012 first quarter to 54.9% in the 2013 first quarter. These decreases were due to lower costs due to a decrease in the number of employees. Average full-time equivalent employees in this segment totaled 1,579 in the first three months of 2013, down from 1,686 in the 2012 period.
Broadspire segment salaries and wages totaled $25.9 million for the three months ended March 31, 2013, decreasing 4.1% from $27.0 million in the 2012 first quarter. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.9 million in the three months ended March 31, 2013, decreasing 7.8% from 2012 expenses of $6.4 million, for the comparable period. These 2013 decreases were primarily the result of the reduction in the number of full-time equivalent employees in the three-month period ended March 31, 2013 compared with the same period in 2012.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 48.2% for the three months ended March 31, 2013, compared with 44.7% in the comparable 2012 period. The amount of these expenses increased 3.1% for the three months ended March 31, 2013 over the 2012 period. The primary reason for the increase in the three-month period ended March 31, 2013 compared with the same period in the prior year was an increased use of outsourced services.

LEGAL SETTLEMENT ADMINISTRATION
Our revenues in 2013 have remained high as a result of our work on the Deepwater Horizon class action settlement. We expect activity on this special project to continue for the remainder of 2013, although at a reduced rate. No assurances of timing of the Deepwater Horizon class action settlement end date and, therefore, continued revenues, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $12.0 million for the three months ended March 31, 2013 compared with $10.7 million in the 2012 first quarter. The related segment operating margin decreased from 22.2% for the three months ended March 31, 2012 to 21.2% in the comparable 2013 period. The change in the operating margin for the three months ended March 31, 2013 compared with the same period in 2012 was primarily the result of changes in the mix of services provided.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements increased 17.9% to $56.7 million for the three months ended March 31, 2013 compared with $48.1 million for the comparable 2012 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At March 31, 2013 we had a backlog of projects awarded totaling approximately $135.0 million, compared with $105.0 million at March 31, 2012. Of the $135.0 million backlog at March 31, 2013, an estimated $90.0 million is expected to be recognized as revenues over the remainder of 2013.

Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the first quarter were $7.4 million in 2013 and $5.2 million in the first quarter of 2012. The variances were due primarily to the projects during the current year incurring more costs for mailings, consultant fees, and media publications compared with projects in the 2012 period.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 37.7% in the first quarter of 2013, compared with 42.2% in the same 2012 period. The dollar amount of these expenses increased to $21.4 million for the first quarter of 2013 compared with $20.3 million for the first quarter of 2012.
Legal Settlement Administration salaries and wages totaled $18.5 million for the quarter ended March 31, 2013, increasing 6.3% from $17.4 million in the 2012 first quarter. The increase in the 2013 period was due primarily to an increase in incentive compensation expense resulting from the increase in revenues. There was an average of 622 full-time equivalent employees in this segment in the first three months of 2013, compared with an average of 616 in the 2012 period. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.9 million for the first quarters of both 2013 and 2012.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 41.1% for the three months ended March 31, 2013 compared with 35.6% for the 2012 period. The dollar amount of these expenses increased to $23.3 million for the first quarter of 2013 compared with $17.1 million for the first quarter of 2012 as a result of the increased use of outsourced service providers.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2013, we estimate that our effective annual income tax rate for 2013 will be approximately 33% before considering any discrete items.
The provision for income taxes on consolidated income totaled $5.0 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. The increase in 2013 compared with 2012 was due primarily due to the overall increase in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates lowered the overall effective rate as compared to 2012.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.9 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. Interest income totaled $211,000 and $284,000 for the three months ended March 31, 2013 and 2012, respectively. Interest income decreased due to lower cash balances in EMEA/AP, primarily resulting from higher accounts receivable and unbilled revenues in Asia-Pacific in the first quarter of 2012. The decline in interest expense was due primarily to a lower average borrowings in the first quarter 2013 compared with the first quarter 2012. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.6 million for both of the three-month periods ended March 31, 2013 and 2012. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense was $80,000 and $122,000 during the three months ended March 31, 2013 and 2012, respectively. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2013 and 2012, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $2.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The increased costs for the three months ended March 31, 2013 compared with the same period in 2012 were due to a $2.3 million increase in professional fees partially offset by lower bad debt expense.
Special Charges
There were no special charges in the first quarter of 2013. Special charges of $0.9 million were incurred in the quarter ended March 31, 2012, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our technology infrastructure to a third-party provider. The transition was completed by September 30, 2012.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2013, our working capital balance (current assets less current liabilities) was approximately $59.4 million, an increase of $9.6 million from the working capital balance at December 31, 2012. Our cash and cash equivalents were $59.4 million at March 31, 2013, compared with $71.2 million at December 31, 2012.
Cash and cash equivalents as of March 31, 2013 consisted of $7.1 million held in the U.S. and $52.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012, and we provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings needed for business reinvestment needs are expected to remain permanently reinvested and will be used to provide working capital for those operations, repay non-U.S. debt, and to fund future acquisitions. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations for the foreseeable future, and therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $41.4 million for the three months ended March 31, 2013, compared with $38.2 million for the comparable period of 2012. The primary reasons for the increase in cash used in operating activities was due to a reduction in accounts payable in 2013 which was partially offset by higher net income and smaller increases in accounts receivable and unbilled revenues in 2013 compared with 2012.

Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $6.0 million in the three months ended March 31, 2013 compared with $8.0 million in the first quarter of 2012.
Cash Provided by Financing Activities
Cash provided by financing activities was $35.4 million for the three months ended March 31, 2013 compared with $17.2 million for the comparable period of 2012. We paid $1.9 million in dividends in the first three months of 2013, compared with $1.4 million in the first three months of 2012. During 2013, we increased our short-term borrowings and book overdraft by $38.5 million, made principal payments totaling $0.2 million on our long-term debt and capital leases, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2012, we increased our short-term borrowings and book overdraft by $19.6 million, made principal payments totaling $0.1 million on our long-term debt and capital leases and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our line of credit facility totaled $105.0 million at March 31, 2013. Our short-term debt obligations typically peak during the first six months of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $205.1 million as of March 31, 2013 compared with $166.4 million at December 31, 2012.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2013 compared with our Condensed Consolidated Balance Sheet as of December 31, 2012 were as follows:

•
Cash and cash equivalents decreased $11.7 million, or $12.1 million net of currency exchange, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable and unbilled revenues increased $14.4 million, or $14.0 million net of currency exchange impacts. This increase was primarily due to increased Asia-Pacific and Legal Settlement Administration revenues.

•	Income taxes currently payable increased $3.4 million due to the timing of statutory tax payments.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $43.2 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At March 31, 2013, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments and the Berkeley Heights, NJ, lease described below, our obligations under these operating lease agreements have not changed materially since December 31, 2012.

In January 2013, the Company entered into a 10-year operating lease agreement for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for our Broadspire segment. The lease is expected to begin on July 1, 2013, depending on the completion of certain tenant improvements. Total lease payments over the 10-year term are approximately $6.9 million. Additionally, the Company is responsible for certain related real estate taxes and operating expenses.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Standards Adopted
Information related to new accounting standards adopted during 2013 is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
None as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.

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
As previously disclosed, at December 31, 2012, management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to accounting for income taxes. During the quarter ended March 31, 2013, we undertook a number of remediation efforts described below, which efforts are ongoing. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).

In light of the fact that, as of March 31, 2013 these remediation efforts were still ongoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.
Changes in Internal Control over Financial Reporting
In order to remediate the material weakness described above, during the quarter ended March 31, 2013, we undertook or were engaged in the following changes in internal control over financial reporting:

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
Management is committed to improving the Company's internal control processes and has developed and presented to its Audit Committee a plan and timetable for the implementation of all of the remediation measures described above, and intends to meet frequently with the Audit Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company's internal control over financial reporting related to accounting for income taxes.
Except as set forth above, we have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information in paragraphs 3 and 4 of Note 10, “Commitments and Contingencies” in the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during each month in the quarter ended March 31, 2013. As of March 31, 2013, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,354,999 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2012				1,385,123
January 1, 2013 - January 31, 2013
CRDA	22,489	$4.90	22,489
CRDB	—	$—	—
Totals as of January 31, 2013				1,362,634
February 1, 2013 - February 28, 2013
CRDA	7,635	$4.96	7,635
CRDB	—	$—	—
Totals as of February 28, 2013				1,354,999
March 1, 2013 - March 31, 2013
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of March 31, 2013	30,124		30,124	1,354,999

Item 6. Exhibits
See Index to Exhibits on page 37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 6, 2013	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2013	/s/ W. Bruce Swain
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