Form 10-Q
period 2013-06-30
CRAWFORD & CO
filed 2013-08-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2013 was as follows:

Class A Common Stock, $1.00 par value: 30,105,949
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2013

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2013	2012
Revenues:

Revenues before reimbursements	$298,947	$293,847
Reimbursements	27,181	25,169

Total Revenues	326,128	319,016

Costs and Expenses:

Costs of services provided, before reimbursements	212,333	212,815
Reimbursements	27,181	25,169
Total costs of services	239,514	237,984

Selling, general, and administrative expenses	58,425	59,077

Corporate interest expense, net of interest income of $142 and $262, respectively	1,600	2,387

Special charges	—	1,571

Total Costs and Expenses	299,539	301,019

Other Income	289	278

Income Before Income Taxes	26,878	18,275

Provision for Income Taxes	10,010	7,583

Net Income	16,868	10,692

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(140)	267

Net Income Attributable to Shareholders of Crawford & Company	$17,008	$10,425

Earnings Per Share - Basic:
Class A Common Stock	$0.32	$0.20
Class B Common Stock	$0.31	$0.19

Earnings Per Share - Diluted:
Class A Common Stock	$0.31	$0.19
Class B Common Stock	$0.30	$0.18

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,029	29,585
Class B Common Stock	24,690	24,696

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,748	30,246
Class B Common Stock	24,690	24,696

Cash Dividends Per Share:
Class A Common Stock	$0.04	$0.03
Class B Common Stock	$0.03	$0.02
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012
Revenues:

Revenues before reimbursements	$585,228	$561,600
Reimbursements	48,026	44,762

Total Revenues	633,254	606,362

Costs and Expenses:

Costs of services provided, before reimbursements	425,674	412,522
Reimbursements	48,026	44,762
Total costs of services	473,700	457,284

Selling, general, and administrative expenses	117,375	114,756

Corporate interest expense, net of interest income of $353 and $544, respectively	3,243	4,556

Special charges	—	2,461

Total Costs and Expenses	594,318	579,057

Other Income	2,613	583

Income Before Income Taxes	41,549	27,888

Provision for Income Taxes	15,000	10,976

Net Income	26,549	16,912

Less: Net (Loss) Income Attributable to Noncontrolling Interests	(198)	422

Net Income Attributable to Shareholders of Crawford & Company	$26,747	$16,490

Earnings Per Share - Basic:
Class A Common Stock	$0.50	$0.31
Class B Common Stock	$0.48	$0.29

Earnings Per Share - Diluted:
Class A Common Stock	$0.49	$0.31
Class B Common Stock	$0.47	$0.29

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,739	29,417
Class B Common Stock	24,690	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,604	30,030
Class B Common Stock	24,690	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.08	$0.06
Class B Common Stock	$0.06	$0.04
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2013	2012

Net Income	$16,868	$10,692

Other Comprehensive Income:
Net foreign currency translation (loss) gain	(1,476)	2,034

Interest rate swap agreement loss reclassified into income, net of tax of $0 and $86, respectively	—	140

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,093 and $823, respectively	2,235	1,493

Other Comprehensive Income	759	3,667

Comprehensive Income	17,627	14,359

Less: Comprehensive (loss) income attributable to noncontrolling interests	(29)	314

Comprehensive Income Attributable to Shareholders of Crawford & Company	$17,656	$14,045

	Six Months Ended June 30,
(In thousands)	2013	2012

Net Income	$26,549	$16,912

Other Comprehensive Income:
Net foreign currency translation loss	(2,392)	(1,163)

Interest rate swap agreement loss reclassified into income, net of tax of $0 and $172, respectively	—	280

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,093 and $823, respectively	4,342	2,987

Other Comprehensive Income	1,950	2,104

Comprehensive Income	28,499	19,016

Less: Comprehensive (loss) income attributable to noncontrolling interests	(129)	316

Comprehensive Income Attributable to Shareholders of Crawford & Company	$28,628	$18,700

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$47,178	$71,157
Accounts receivable, less allowance for doubtful accounts of $10,943 and $10,584, respectively	179,087	164,708
Unbilled revenues, at estimated billable amounts	137,581	124,881
Prepaid expenses and other current assets	25,059	26,019
Total Current Assets	388,905	386,765
Property and Equipment:
Property and equipment	154,282	155,359
Less accumulated depreciation	(111,750)	(109,312)
Net Property and Equipment	42,532	46,047
Other Assets:
Goodwill	134,820	131,995
Intangible assets arising from business acquisitions, net	85,391	89,027
Capitalized software costs, net	69,866	67,299
Deferred income tax assets	96,930	99,288
Other noncurrent assets	23,508	24,402
Total Other Assets	410,515	412,011
TOTAL ASSETS	$841,952	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$21,120	$13,275
Accounts payable	47,724	54,975
Accrued compensation and related costs	85,642	103,552
Self-insured risks	13,272	14,120
Income taxes payable	6,617	4,357
Deferred income taxes	14,824	16,267
Deferred rent	16,521	16,946
Other accrued liabilities	37,963	37,465
Deferred revenues	54,505	56,379
Current mandatory contributions due to pension plan	19,700	18,862
Current installments of long-term debt and capital leases	847	838
Total Current Liabilities	318,735	337,036
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	151,936	152,293
Deferred revenues	26,430	26,438
Self-insured risks	13,867	13,893
Accrued pension liabilities, less current mandatory contributions	135,001	146,762
Other noncurrent liabilities	26,063	26,602
Total Noncurrent Liabilities	353,297	365,988
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,983 and 29,335 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	29,983	29,335
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	36,839	35,550
Retained earnings	268,349	246,105
Accumulated other comprehensive loss	(197,600)	(199,481)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	162,261	136,199
Noncontrolling interests	7,659	5,600
Total Shareholders’ Investment	169,920	141,799
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$841,952	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$26,549	$16,912
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	16,464	16,246
Stock-based compensation	1,832	1,339
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(14,777)	(24,803)
Unbilled revenues, net	(13,528)	(26,929)
Accrued or prepaid income taxes	948	2,367
Accounts payable and accrued liabilities	(27,144)	(2,168)
Deferred revenues	(1,941)	(519)
Accrued retirement costs	(7,262)	(8,057)
Prepaid expenses and other operating activities	3,805	(833)
Net cash used in operating activities	(15,054)	(26,445)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,452)	(8,302)
Proceeds from disposals of property and equipment	—	47
Capitalization of computer software costs	(8,382)	(8,285)
Payments for business acquisitions, net of cash acquired	(2,278)	—
Net cash used in investing activities	(15,112)	(16,540)

Cash Flows From Financing Activities:
Cash dividends paid	(3,868)	(2,763)
Payments related to shares received for withholding taxes under stock-based compensation plans	(880)	(896)
Proceeds from shares purchased under employee stock-based compensation plans	1,137	18
Repurchases of common stock	(787)	(205)
Increases in short-term borrowings	52,776	42,164
Payments on short-term borrowings	(41,791)	(21,599)
Payments on capital lease obligations	(399)	(4,352)
Other financing activities	(2)	(346)
Net cash provided by financing activities	6,186	12,021

Effects of exchange rate changes on cash and cash equivalents	1	(994)
Decrease in cash and cash equivalents	(23,979)	(31,958)
Cash and cash equivalents at beginning of year	71,157	77,613
Cash and cash equivalents at end of period	$47,178	$45,655
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	—	2,188	2,188
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)

Balance at March 31, 2013	29,613	24,690	35,006	253,801	(198,248)	144,862	7,688	152,550
Net income (loss)	—	—	—	17,008	—	17,008	(140)	16,868
Other comprehensive income	—	—	—	—	648	648	111	759
Cash dividends paid	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Stock-based compensation	—	—	1,244	—	—	1,244	—	1,244
Common stock activity, net	370	—	589	(517)	—	442	—	442

Balance at June 30, 2013	$29,983	$24,690	$36,839	$268,349	$(197,600)	$162,261	$7,659	$169,920

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment

Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)

Balance at March 31, 2012	29,560	24,697	33,017	214,008	(165,013)	136,269	4,818	141,087
Net income	—	—	—	10,425	—	10,425	267	10,692
Other comprehensive income	—	—	—	—	3,620	3,620	47	3,667
Cash dividends paid	—	—	—	(1,383)	—	(1,383)	—	(1,383)
Stock-based compensation	—	—	935	—	—	935	—	935
Common stock activity, net	8	(7)	(53)	(149)	—	(201)	—	(201)

Balance at June 30, 2012	$29,568	$24,690	$33,899	$222,901	$(161,393)	$149,665	$5,132	$154,797

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and our financial position as of, June 30, 2013 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2013 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2013 and December 31, 2012, the liabilities of the deferred compensation plan were $10,241,000 and $10,327,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,083,000 and $14,741,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Adoption of New Accounting Standards
Amounts Reclassified Out of Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company on January 1, 2013.
Since ASU 2013-02 is a disclosure-only standard, its adoption did not affect the Company's results of operations, financial condition, or cash flows.

3. Pending Adoption of Recently Issued Accounting Standards
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under ASU 2013-11, an entity is required to net unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for the Company on January 1, 2014 with early adoption permitted. The Company does not expect adoption of this standard to have a material effect on its results of operations, financial condition or cash flows.

4. Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, the effective portion of the Company’s interest rate hedges (if any), and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company’s unaudited condensed consolidated financial statements were as follows:

	Three months ended June 30, 2013			Six months ended June 30, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$6,904	$(205,152)	$(198,248)	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(1,587)	—	(1,587)	(2,461)	—	(2,461)
Amounts reclassified from accumulated other comprehensive income	—	2,235	2,235	—	4,342	4,342
Net current period other comprehensive (loss) income	(1,587)	2,235	648	(2,461)	4,342	1,881
Ending balance	$5,317	$(202,917)	$(197,600)	$5,317	$(202,917)	$(197,600)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2012				Six months ended June 30, 2012
(in thousands)	Foreign currency translation adjustments	Interest rate swap (2)	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Interest rate swap (2)	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$7,432	$(274)	$(172,171)	$(165,013)	$10,476	$(414)	$(173,665)	$(163,603)
Other comprehensive income (loss) before reclassifications	1,987	—	—	1,987	(1,057)	—	—	(1,057)
Amounts reclassified from accumulated other comprehensive income	—	140	1,493	1,633	—	280	2,987	3,267
Net current period other comprehensive income (loss)	1,987	140	1,493	3,620	(1,057)	280	2,987	2,210
Ending balance	$9,419	$(134)	$(170,678)	$(161,393)	$9,419	$(134)	$(170,678)	$(161,393)
________________________________________________

(1)
Retirement liabilities reclassified to net income primarily related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 8, "Defined Benefit Pension Plans" for additional details.

(2)
Interest rate swap agreement loss reclassified to net income primarily related to the reclassification of interest expense as the hedged transaction occurred and is included in "Corporate interest expense, net" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 6, "Derivative Instruments" for additional details.

The other comprehensive income amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

5. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of our Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRDA than on CRDB, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first and second quarters of 2013 and 2012 the Board of Directors declared a higher dividend on CRDA than on CRDB.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$8,267	$6,798	$4,928	$4,114	$12,501	$10,378	$7,462	$6,265
Dividends paid	1,203	740	889	494	2,387	1,481	1,775	988
Net income available to common shareholders, basic	9,470	7,538	5,817	4,608	14,888	11,859	9,237	7,253

Denominator:
Weighted-average common shares outstanding, basic	30,029	24,690	29,585	24,696	29,739	24,690	29,417	24,697
Earnings per share - basic	$0.32	$0.31	$0.20	$0.19	$0.50	$0.48	$0.31	$0.29
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$8,356	$6,709	$4,977	$4,065	$12,663	$10,216	$7,532	$6,195
Dividends paid	1,203	740	889	494	2,387	1,481	1,775	988
Net income available to common shareholders, diluted	9,559	7,449	5,866	4,559	15,050	11,697	9,307	7,183

Denominator:
Weighted-average common shares outstanding, basic	30,029	24,690	29,585	24,696	29,739	24,690	29,417	24,697
Weighted-average number of dilutive securities	719	—	661	—	865	—	613	—
	30,748	24,690	30,246	24,696	30,604	24,690	30,030	24,697
Earnings per share - diluted	$0.31	$0.30	$0.19	$0.18	$0.49	$0.47	$0.31	$0.29

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Listed below are the securities excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,440	1,144	1,094	1,179
Performance stock grants excluded because performance conditions had not been met (1)	2,084	1,027	2,084	1,027
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance measurements for approximately 455,000 of the Company's outstanding performance stock grants as of June 30, 2013 are expected to be achieved by December 31, 2013.

The following table details shares issued during the three months and six months ended June 30, 2013 and June 30, 2012. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
CRDA issued under non-employee director stock plan	7	7	51	58
CRDA issued under the U.K. ShareSave Scheme	486	2	486	8
CRDA issued upon vesting of performance shares	—	50	245	467
CRDA issued from stock option plan exercises	—	—	12	—
In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. During the three months and six months ended June 30, 2013, the Company repurchased 122,496 and 152,620 shares of CRDA, respectively, at an average cost of $5.20 and $5.15 per share, respectively. During the three months ended June 30, 2012, the Company repurchased 50,000 shares of CRDA at an average cost of $3.60 per share and 7,000 shares of CRDB at an average cost of $3.83 per share.

6. Derivative Instruments
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective portion of the pretax loss on the Company’s interest-rate swap agreement is shown below. The losses reclassified from AOCL into income (effective portion) are reported in "Corporate interest expense, net" in the Company’s unaudited Condensed Consolidated Statements of Income.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Loss reclassified from AOCL into income - effective portion	$—	$226	$—	$452
The balances and changes in AOCL related to the effective portions of the Company’s interest rate hedge for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount in AOCL at beginning of period for effective portion of interest rate hedge, net of tax	$—	$(274)	$—	$(414)
Loss reclassified into income, net of tax	—	140	—	280
Amount in AOCL at end of period for effective portion of interest rate hedge, net of tax	$—	$(134)	$—	$(134)

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The fair value of the cross currency basis swap was a net asset of $784,000 at June 30, 2013 and a net liability of $752,000 at December 31, 2012.
The Company’s swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At June 30, 2013, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2013
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	784	—	784	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. At June 30, 2013, the fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
There were no transfers between fair value levels during the three months or six months ended June 30, 2013.
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets every 90 days; therefore, the recorded value approximates fair value.

8. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2013 and 2012 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$665	$543	$1,370	$1,075
Interest cost	8,058	8,729	16,318	17,391
Expected return on assets	(10,331)	(10,577)	(21,026)	(21,055)
Amortization of actuarial loss	3,331	2,400	6,550	4,789
Net periodic benefit cost	$1,723	$1,095	$3,212	$2,200
For the six-month period ended June 30, 2013, the Company made contributions of $5,000,000 and $3,195,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $4,556,000 and $3,357,000, respectively, for the comparable period in 2012. The Company is required to make contributions to its U.S. defined benefit pension plan of $2,600,000 for each remaining quarter of 2013, plus an additional payment of $7,800,000 in September 2013. There are no required contributions to the U.K. plans for 2013; however, the Company expects to make additional contributions of approximately $1,700,000 per quarter during the remainder of 2013.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2013, the Company estimates that its effective annual income tax rate for 2013 will be approximately 36% before considering any discrete items.

10. Segment Information
Financial information for the three months and six months ended June 30, 2013 and 2012 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Americas	$82,634	$77,575	$166,878	$155,099
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	87,593	93,820	175,182	175,610
Broadspire	65,768	59,964	123,565	120,353
Legal Settlement Administration	62,952	62,488	119,603	110,538
Total segment revenues before reimbursements	298,947	293,847	585,228	561,600
Reimbursements	27,181	25,169	48,026	44,762
Total revenues	$326,128	$319,016	$633,254	$606,362

Operating Earnings (Loss):
Americas	$4,417	$1,407	$7,637	$895
EMEA/AP	8,392	11,732	15,214	17,313
Broadspire	4,359	(372)	2,591	(371)
Legal Settlement Administration	16,530	15,792	28,543	26,475
Total segment operating earnings	33,698	28,559	53,985	44,312

Deduct:
Unallocated corporate and shared costs, net	(3,333)	(4,603)	(5,630)	(5,964)
Net corporate interest expense	(1,600)	(2,387)	(3,243)	(4,556)
Stock option expense	(293)	(123)	(373)	(245)
Amortization of customer-relationship intangible assets	(1,594)	(1,600)	(3,190)	(3,198)
Special charges	—	(1,571)	—	(2,461)
Income before income taxes	$26,878	$18,275	$41,549	$27,888
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
Segment operating earnings (loss) includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to reflect the current allocation process.
Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by major service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. Legal Settlement Administration considers all of its revenues to be derived from one service line.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Americas
U.S. Claims Field Operations	$25,886	$26,761	$51,802	$53,596
U.S. Technical Services	7,048	7,105	14,416	14,275
U.S. Catastrophe Services	6,284	5,461	17,099	9,158
Subtotal U.S. Claims Services	39,218	39,327	83,317	77,029
Contractor Connection	10,079	6,931	17,559	12,606
Subtotal U.S. Property & Casualty	49,297	46,258	100,876	89,635
Canada--all service lines	29,047	28,614	58,335	58,905
Latin America/Caribbean--all service lines	4,290	2,703	7,667	6,559
Total Americas	$82,634	$77,575	$166,878	$155,099

Broadspire
Workers' Compensation and Liability Claims Management	$28,689	$25,010	$52,673	$50,117
Medical Management	33,032	30,929	62,993	62,205
Risk Management Information Services	4,047	4,025	7,899	8,031
Total Broadspire	$65,768	$59,964	$123,565	$120,353

11. Commitments and Contingencies
The Company has entered into one additional significant operating lease since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. In January 2013, the Company entered into a 10-year operating lease agreement for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for our Broadspire segment. The lease began July 1, 2013. Total lease payments over the 10-year term are approximately $6,900,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses.
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2013, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,837,000.

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

12. Special Charges and Other Income
Special Charges
There were no special charges during the three months or six months ended June 30, 2013. Special charges of $1,571,000 and $2,461,000 were incurred during the three months and six months ended June 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of its technology infrastructure to a third-party provider. The transition was completed by September 30, 2012.
As of June 30, 2013, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012. The rollforward of these costs from December 31, 2012 to June 30, 2013 follows:

(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2013	$2,148	$2,303	$1,509	$1,253	$7,213
Cash payments	—	(1,124)	—	(137)	(1,261)
Ending balance, March 31, 2013	2,148	1,179	1,509	1,116	5,952
Adjustments to accruals	584	—	(128)	99	555
Cash payments	—	(303)	—	(116)	(419)
Ending balance, June 30, 2013	$2,732	$876	$1,381	$1,099	$6,088
During the three months ended June 30, 2013, the Company adjusted the estimated loss on a leased facility the Company no longer uses by $555,000. This loss was recorded in "Selling, general, and administrative expenses" in the accompanying unaudited Condensed Consolidated Income Statements.
Other Income
Other income includes dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the six months ended June 30, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America in the first quarter of 2013. All of these amounts are included in the Americas segment operating earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2013, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
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
August 5, 2013

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of material customers,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	continued high levels of unemployment and associated reduced workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of Broadspire software platforms,

•	risks to other shareholders due to control by a principal shareholder,

•	our ability to remediate a material weakness in our internal control over financial reporting, in the area of accounting for income taxes, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2012. As described in Note 1, "Basis of Presentation," the financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas, Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP"), Broadspire, and Legal Settlement Administration. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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
We typically earn our revenues on an individual fee-per-case basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on cases in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related events and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 1.7% for the three months ended June 30, 2013 and increased 4.2% for the six months ended June 30, 2013, compared with the same periods of 2012. The increases in revenues for the second quarter and six months were primarily due to increases in revenues in our Legal Settlement Administration, Americas, and Broadspire segments, offsetting a decrease in revenues in our EMEA/AP segment. The impact of foreign currency translation was not significant for any segment in the second quarter or first six months of 2013.
Consolidated net income for the three months and six months ended June 30, 2012 included a pretax special charge of $1.6 million and $2.5 million, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to a third-party service provider. There were no special charges during the three months or six months ended June 30, 2013.
Included in "Other income" for the six months ended June 30, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America. This amount is included in the Americas segment operating earnings.
Selling, General, and Administrative (“SG&A”) expenses were 1.1% lower in the quarter and 2.3% higher in the six months ended June 30, 2013, respectively, compared with the same periods of 2012. The decrease in costs for the three months ended June 30, 2013 compared with the same period in 2012 was due to a $2.1 million decrease in self-insured expenses and a $0.6 million reduction in bad debt expense, partially offset by a $0.9 million increase in compensation expense, a $0.6 million adjustment to the estimated loss on a leased facility the Company no longer uses and higher professional fees. The increased costs for the six months ended June 30, 2013 compared with the same period in 2012 were due to a $5.2 million increase in professional fees, $0.5 million in foreign currency exchange losses, the $0.6 million adjustment to the estimated loss on a leased facility the Company no longer uses and $0.5 million in increases to various other expenses, partially offset by a $1.5 million reduction in bad debt expense and a $2.7 million decrease in self-insured expenses.

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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Americas	$82,634	$77,575	$166,878	$155,099
EMEA/AP	87,593	93,820	175,182	175,610
Broadspire	65,768	59,964	123,565	120,353
Legal Settlement Administration	62,952	62,488	119,603	110,538
Total revenues, before reimbursements	298,947	293,847	585,228	561,600
Reimbursements	27,181	25,169	48,026	44,762
Total Revenues	$326,128	$319,016	$633,254	$606,362

Direct Compensation & Fringe Benefits:
Americas	$50,747	$49,904	$104,902	$101,917
% of related revenues before reimbursements	61.4%	64.3%	62.9%	65.7%
EMEA/AP	57,952	56,459	113,912	108,909
% of related revenues before reimbursements	66.2%	60.2%	65.0%	62.0%
Broadspire	32,269	32,924	64,022	66,329
% of related revenues before reimbursements	49.1%	54.9%	51.8%	55.1%
Legal Settlement Administration	21,652	21,744	43,005	42,024
% of related revenues before reimbursements	34.4%	34.8%	36.0%	38.0%
Total	$162,620	$161,031	$325,841	$319,179
% of Revenues before reimbursements	54.4%	54.8%	55.7%	56.8%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$27,470	$26,264	$54,339	$52,287
% of related revenues before reimbursements	33.3%	33.9%	32.5%	33.7%
EMEA/AP	21,249	25,629	46,056	49,388
% of related revenues before reimbursements	24.4%	27.3%	26.4%	28.1%
Broadspire	29,140	27,412	56,952	54,395
% of related revenues before reimbursements	44.3%	45.7%	46.1%	45.2%
Legal Settlement Administration	24,770	24,952	48,055	42,039
% of related revenues before reimbursements	39.3%	39.9%	40.1%	38.0%
Total before reimbursements	102,629	104,257	205,402	198,109
% of Revenues before reimbursements	34.3%	35.5%	35.1%	35.3%
Reimbursements	27,181	25,169	48,026	44,762
Total	$129,810	$129,426	$253,428	$242,871
% of Revenues	39.8%	40.6%	40.0%	40.1%
Operating Earnings (Loss):
Americas	$4,417	$1,407	$7,637	$895
% of related revenues before reimbursements	5.3%	1.8%	4.6%	0.6%
EMEA/AP	8,392	11,732	15,214	17,313
% of related revenues before reimbursements	9.6%	12.5%	8.7%	9.9%
Broadspire	4,359	(372)	2,591	(371)
% of related revenues before reimbursements	6.6%	(0.6)%	2.1%	(0.3)%
Legal Settlement Administration	16,530	15,792	28,543	26,475
% of related revenues before reimbursements	26.3%	25.3%	23.9%	24.0%
Deduct:
Unallocated corporate and shared costs and credits, net	(3,333)	(4,603)	(5,630)	(5,964)
Net corporate interest expense	(1,600)	(2,387)	(3,243)	(4,556)
Stock option expense	(293)	(123)	(373)	(245)
Amortization of customer-relationship intangible assets	(1,594)	(1,600)	(3,190)	(3,198)
Special charges	—	(1,571)	—	(2,461)
Income before income taxes	26,878	18,275	41,549	27,888
Provision for income taxes	(10,010)	(7,583)	(15,000)	(10,976)
Net Income	16,868	10,692	26,549	16,912
Less: Net (loss) income attributable to noncontrolling interests	(140)	267	(198)	422
Net income attributable to shareholders of Crawford & Company	$17,008	$10,425	$26,747	$16,490
nm = not meaningful

AMERICAS
Operating earnings for our Americas segment increased from $1.4 million, or 1.8% of revenues before reimbursements, in the second quarter of 2012, to $4.4 million, or 5.3% of revenues before reimbursements, in the second quarter of 2013. For the six months ended June 30, segment operating earnings increased from $0.9 million, or 0.6% of revenues before reimbursements, in 2012 to $7.6 million, or 4.6% of revenues before reimbursements in 2013. The second quarter 2013 increase in Americas operating earnings compared to 2012 was primarily due to continued growth in our Contractor Connection direct repair network, cost reductions in Canada, and higher revenues in Latin America. The year-to-date period was also positively impacted by additional claims handling resulting from Superstorm Sandy and a $2.3 million gain from the sale of the rights to a customer contract in Latin America, both in the 2013 first quarter.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from Contractor Connection. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
U.S. Claims Field Operations	$25,886	$26,761	(3.3)%	$51,802	$53,596	(3.3)%
U.S. Technical Services	7,048	7,105	(0.8)%	14,416	14,275	1.0%
U.S. Catastrophe Services	6,284	5,461	15.1%	17,099	9,158	86.7%
Subtotal U.S. Claims Services	39,218	39,327	(0.3)%	83,317	77,029	8.2%
Contractor Connection	10,079	6,931	45.4%	17,559	12,606	39.3%
Subtotal U.S. Property & Casualty	49,297	46,258	6.6%	100,876	89,635	12.5%
Canada--all service lines	29,047	28,614	1.5%	58,335	58,905	(1.0)%
Latin America/Caribbean--all service lines	4,290	2,703	58.7%	7,667	6,559	16.9%
Total Revenues before Reimbursements	$82,634	$77,575	6.5%	$166,878	$155,099	7.6%
Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 11.0% and 10.9% for the quarter and six months, respectively, compared with the same periods in 2012. Changes in foreign exchange rates reduced our Americas revenues by approximately 1.1% and 0.9% for the three months and six months ended June 30, 2013, respectively. Partially offsetting the increase in segment unit volume was an overall unfavorable change in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 3.4% and 2.4% in the three months and six months ended June 30, 2013, respectively.
Total U.S. Claims Services revenues declined slightly during the 2013 second quarter when compared to the same quarter in 2012. The slight decline was attributable to changes in the mix of services provided, as cases received increased slightly as discussed below. Revenues for the year-to-date period increased 8.2% compared with 2012, despite a decline in cases received, primarily due to the ongoing handling of claims associated with Superstorm Sandy in the first quarter of 2013. The increase in Contractor Connection revenues in the second quarter and first six months of 2013 was due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks.
Revenues in Canada increased slightly in the second quarter of 2013 but declined slightly in the first six months of 2013, despite increases in cases received, due to changes in the mix of cases received.
The revenue increases in Latin America/Caribbean for the second quarter and first six months of 2013 were due to the increase in cases received and to a favorable shift in the mix of services provided.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment were $4.2 million for the three months ended June 30, 2013 and $3.7 million for the three months ended June 30, 2012. Reimbursements for the six months ended June 30, 2013 were $8.5 million, compared with $8.1 million for the six months ended June 30, 2012. The increases were due to increases of $0.8 million and $1.4 million for the three months and six months ended June 30, 2013, respectively, compared with the same periods in 2012 resulting from the handling of claims associated with Superstorm Sandy in the U.S. and the growth in Brazil's automotive claim business. These increases were offset by lower expenses in Canada. Expenses were higher in Canada in 2012 due to a special project.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
U.S. Claims Field Operations	50,152	50,574	(0.8)%	90,891	99,668	(8.8)%
U.S. Technical Services	1,619	1,845	(12.2)%	3,280	3,763	(12.8)%
U.S. Catastrophe Services	8,675	7,514	15.5%	19,828	12,966	52.9%
Subtotal U.S. Claims Services	60,446	59,933	0.9%	113,999	116,397	(2.1)%
Contractor Connection	48,050	40,823	17.7%	90,700	72,769	24.6%
Subtotal U.S. Property & Casualty	108,496	100,756	7.7%	204,699	189,166	8.2%
Canada--all service lines	32,061	26,754	19.8%	62,475	53,769	16.2%
Latin America/Caribbean--all service lines	19,504	16,735	16.5%	35,209	29,714	18.5%
Total Americas Cases Received	160,061	144,245	11.0%	302,383	272,649	10.9%
Total cases received for U.S. Claims Services increased slightly in the second quarter of 2013 compared with the second quarter of 2012 but decreased 2.1% for the comparable year-to-date period, reflecting the lack of major weather-related catastrophes. The 2013 increases in Contractor Connection cases were due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks.
The 2013 increases in cases in Canada and Latin America and the Caribbean were due primarily to increases in high-frequency, low-severity automotive and affinity claims. Canada also experienced an increase in weather-related claims in the second quarter.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.4% in the second quarter of 2013, decreasing from 64.3% in the second quarter of 2012. For the six-month period ended June 30, 2013, Americas direct compensation and fringe benefits expense, as a percent of segment revenue before reimbursements, was 62.9%, decreasing from 65.7% in the comparable 2012 period. The decreases were due to increased staff utilization.
The dollar amount of these expenses increased in the 2013 three-month period to $50.7 million from $49.9 million in the comparable 2012 period, and for the 2013 six-month period increased to $104.9 million from $101.9 million in the comparable 2012 period. There was an average of 2,651 full-time equivalent employees (including 182 catastrophe adjusters) in this segment during the first six months of 2013, compared with an average of 2,669 employees (including 102 catastrophe adjusters) during the 2012 period.
Americas salaries and wages totaled $42.9 million and $42.2 million for the three months ended June 30, 2013 and 2012, respectively. For the first six months of 2013 and 2012, Americas salaries and wages totaled $87.7 million and $84.7 million, respectively. The increases in salaries and wages in 2013 compared with the same periods in 2012 were a result of the increased use of catastrophe adjusters in 2013. Compensation expense was also higher in Contractor Connection and Latin America due to increased FTEs which were partially offset by a reduction in employees in Canada. Payroll taxes and fringe benefits for Americas totaled $7.8 million and $7.7 million in the second quarters of 2013 and 2012, respectively. For both of the the six-month periods ended June 30, 2013 and 2012, payroll taxes and fringe benefits for Americas totaled $17.2 million.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $27.5 million, or 33.3% of segment revenues before reimbursements, for the quarter ended June 30, 2013, compared with $26.3 million, or 33.9% of segment revenues before reimbursements, for the comparable quarter of 2012. The increase was due to higher expenses in Contractor Connection associated with its increased revenue. For the six-month period ended June 30, 2013, these expenses were $54.3 million, or 32.5% of segment revenues before reimbursements, compared with $52.3 million, or 33.7% of segment revenues before reimbursements, in the comparable 2012 period. The increase was primarily due to a $1.0 million increase in outsourced services associated with handling the Superstorm Sandy claims, a $1.4 million increase in outsourced services in Canada in order to handle the increase in automotive claims and the higher expenses in Contractor Connection, partially offset by the $2.3 million gain from the sale of the rights to a customer contract in Latin America previously discussed.
EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $8.4 million, or 9.6% of revenues before reimbursements, for the three months ended June 30, 2013, compared with 2012 second quarter operating earnings of $11.7 million, or 12.5% of revenues before reimbursements. Operating earnings for the six months ended June 30, 2013 decreased to $15.2 million, or 8.7% of revenues before reimbursements, from $17.3 million, or 9.9% of revenues before reimbursements, in the comparable period of 2012. The decrease in EMEA/AP operating earnings for the quarter and year-to-date period was primarily due to lower revenue in the U.K. and increased compensation expenses to handle the change in the mix of services between periods. The quarter was also impacted by lower revenue in Asia-Pacific.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
U.K.	$30,329	$35,527	(14.6)%	$62,092	$68,707	(9.6)%
Continental Europe, Middle East, Africa (“CEMEA”)	26,984	25,520	5.7%	54,157	49,046	10.4%
Asia-Pacific	30,280	32,773	(7.6)%	58,933	57,857	1.9%
Total EMEA/AP Revenues before Reimbursements	$87,593	$93,820	(6.6)%	$175,182	$175,610	(0.2)%
The overall decrease in revenues for the second quarter of 2013 compared with the second quarter of 2012 was due to a decrease in revenues in the U.K. and Asia-Pacific, partially offset by an increase in CEMEA. U.K. cases and revenues declined due to a continued reduction in weather-related activity compared with the prior year period. The increase in revenues in CEMEA for the second quarter of 2013 compared with the second quarter of 2012 was due to growth in high frequency, low severity claims in the Netherlands, Germany, Spain and Sweden from new and existing clients. The lower revenues in Asia-Pacific were associated with a decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event, which were partially offset by $1.5 million in higher weather-related revenues in Australia. Revenues from Thailand for the 2013 second quarter were $5.3 million compared with revenues in the 2012 second quarter of $8.2 million.
Revenues were relatively unchanged for the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in revenues from CEMEA and Asia-Pacific, offset by a decrease in the U.K. U.K. cases and revenues declined due to a continued reduction in weather-related activity compared with the prior year period. The increase in revenues in CEMEA for the six months ended June 30, 2013 compared with the same period in 2012 was due to growth in high frequency, low severity claims in the Netherlands, Germany, Spain and Sweden from new and existing clients and a $900,000 performance bonus from a client in Italy. The higher revenues in Asia-Pacific were due to a $3.2 million increase in revenues in Australia, partially offset by a decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event. Year-to-date revenues from Thailand were $9.6 million compared with year-to-date revenues in 2012 of $10.8 million. We expect a high level of activity in Thailand for the remainder of 2013, although no assurances can be provided.

As provided below, overall case volumes decreased 2.1% and 2.2% for the three months and six months ended June 30, 2013 compared with the same periods of 2012. Changes in foreign exchange rates reduced our EMEA/AP segment revenues by approximately 2.0% and 0.7% for the three months and six months ended June 30, 2013, respectively, as compared with the 2012 periods. Changes in product mix and in the rates charged for those services accounted for a revenue decrease of approximately 2.5% for the three-months ended June 30, 2013 and a revenue increase of approximately 2.7% for the six months ended June 30, 2013, compared with the same periods in 2012.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment decreased to $8.5 million and $16.6 million for the three months and six months ended June 30, 2013, respectively, from $11.8 million and $20.8 million in the comparable 2012 periods. These decreases resulted primarily from higher expenses incurred in 2012 to administer the Thailand flood claims.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
U.K.	24,067	29,033	(17.1)%	51,152	62,075	(17.6)%
CEMEA	55,493	51,044	8.7%	105,891	92,546	14.4%
Asia-Pacific	37,575	39,550	(5.0)%	72,611	80,251	(9.5)%
Total EMEA/AP Cases Received	117,135	119,627	(2.1)%	229,654	234,872	(2.2)%
The decreases in cases received in the U.K. in the second quarter and six months ended June 30, 2013 compared with the same periods in 2012 were due to a continued decline in the general property market resulting from reduced weather-related case activity.
The 2013 increases in CEMEA cases resulted primarily from growth in high frequency, low severity claims in the Netherlands, Germany, Spain and Sweden from new and existing clients.
The decreases in Asia-Pacific cases were due to a decline in new weather-related cases in Thailand and fewer high-frequency, low-severity claims in China. Many of the flood-related cases in Thailand were received in prior periods, with the revenues from these cases recognized as services are rendered. Accordingly, changes in revenues may not correlate to changes in the number of cases received in any period.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 66.2% and 65.0% for the three months and six months ended June 30, 2013, respectively, compared with 60.2% and 62.0% for each of the comparable periods in 2012. The increases were a function of the mix of services provided and lower utilization of our staff. The dollar amount of these expenses increased for the three-month period to $58.0 million in 2013 from $56.5 million in 2012, and for the six-month period to $113.9 million in 2013, from $108.9 million in 2012. There was an average of 3,066 full-time equivalent employees in this segment in the first six months of 2013 compared with an average of 3,095 in the 2012 period. While the number of full-time equivalent employees declined in total for the segment, they increased in CEMEA and Asia-Pacific in order to handle the increased work and the change in the mix of services provided in those areas.
Salaries and wages of EMEA/AP segment personnel were $48.9 million for the three months ended June 30, 2013 compared with $48.1 million in the comparable 2012 period. For the six-month period, salaries and wages of EMEA/AP segment personnel increased to $95.7 million in 2013 from $92.8 million in 2012. The increase was due to the increased number of full-time equivalent employees in CEMEA and Asia-Pacific. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $9.2 million and $18.4 million for the second quarter and six months ended June 30, 2013, respectively, compared with $8.4 million and $16.1 million for the same periods in 2012. This increase was primarily due to higher defined benefit pension expense in the U.K. and the increased number of full-time equivalent employees in CEMEA and Asia-Pacific.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 24.4% and 26.4% of EMEA/AP revenues before reimbursements for the three months and six months ended June 30, 2013, respectively, decreasing from 27.3% and 28.1%, respectively, for the comparable periods in 2012. The dollar amount of these expenses decreased in the 2013 second quarter to $21.2 million from $25.6 million in the second quarter of 2012 and to $46.1 million in the six-month period ended June 30, 2013 from $49.4 million in the comparable period in 2012. The decreases primarily resulted from lower outsourced services expenses incurred to administer the Thailand flood claims and a reduction in bad debt expenses due to improved collections.

BROADSPIRE
Our Broadspire segment reported operating earnings of $4.4 million for the second quarter of 2013, compared with an operating loss of $0.4 million in the second quarter of 2012. For the six months ended June 30, 2013, Broadspire's operating earnings were $2.6 million, compared with an operating loss of $0.4 million for the comparable period in 2012. The improvement in operating earnings is primarily due to a one-time increase in revenues and operating earnings of approximately $3.0 million. This increase was due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims. Operating earnings were also positively impacted by higher medical management revenue.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
Workers' Compensation and Liability Claims Management	$28,689	$25,010	14.7%	$52,673	$50,117	5.1%
Medical Management	33,032	30,929	6.8%	62,993	62,205	1.3%
Risk Management Information Services	4,047	4,025	0.5%	7,899	8,031	(1.6)%
Total Broadspire Revenues before Reimbursements	$65,768	$59,964	9.7%	$123,565	$120,353	2.7%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 5.4% from the 2012 second quarter to the 2013 second quarter, and increased 8.2% for the six months ended June 30, 2013 compared with the same period in 2012. Approximately 4.0% of the volume increase for the six months ended June 30, 2013 compared with the same period in 2012 was due to the addition of approximately 5,000 incident reports from a major client in first quarter 2013, discussed below. The increases in revenues for three months and six months ended June 30, 2013 compared with the same periods in 2012 were primarily due to a one-time increase in workers' compensation and liability claims management revenues of approximately $3.0 million previously discussed, or 4.7% and 0.2% of revenues for the three months and six months ended June 30, 2013 compared with the same periods in 2012. Results for the quarter were also positively impacted by higher medical management revenues due to increased referrals. After adjusting for the incident-only cases and the one-time benefit above, the overall mix of services provided and in the rates charged for those services accounted for a decrease of 0.4% and 1.7% for the three months and six months ended June 30, 2013 compared with the same periods in 2012.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.1 million and $2.1 million for the three months and six months ended June 30, 2013, respectively, compared with $1.0 million and $2.0 million in the comparable 2012 periods.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2013	June 30, 2012	Variance	June 30, 2013	June 30, 2012	Variance
Workers’ Compensation	38,737	39,238	(1.3)%	75,016	76,571	(2.0)%
Casualty	18,012	16,523	9.0%	41,208	32,160	28.1%
Other	7,982	5,670	40.8%	12,810	10,567	21.2%
Total Broadspire Cases Received	64,731	61,431	5.4%	129,034	119,298	8.2%
The 2013 decrease in workers’ compensation cases was a result of client losses. The increase in casualty cases in 2013 primarily resulted from increased claim referrals related to a special project for one of our clients which began in 2013. The year-to-date period was also impacted by the receipt in the first quarter of 2013 of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs. The increase in other cases in 2013 was primarily due to increased referrals to our health management services.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 54.9% for the 2012 second quarter to 49.1% in the 2013 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements, decreased from 55.1% in 2012 to 51.8% in 2013. These decreases were due to lower costs from a decrease in the number of employees due to the increased use of outsourced service providers. Average full-time equivalent employees in this segment totaled 1,578 in the first six months of 2013, down from 1,681 in the 2012 period.
Broadspire segment salaries and wages totaled $27.2 million and $53.0 million for the three months and six months ended June 30, 2013, respectively, compared with $27.6 million and $54.6 million, respectively, in the comparable 2012 periods. Payroll taxes and fringe benefits for the Broadspire segment totaled $5.1 million and $11.0 million in the three months and six months ended June 30, 2013, respectively, decreasing from $5.3 million and $11.7 million, respectively, for the comparable periods of 2012. These decreases were primarily the result of the reduction in the number of full-time equivalent employees for the three-month and six-month periods ended June 30, 2013, respectively, compared with the same periods in 2012, partially offset by higher incentive compensation expense in 2013 resulting from the improved results.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 44.3% and 46.1%, respectively, for the three months and six months ended June 30, 2013, compared with 45.7% and 45.2%, respectively, in the comparable 2012 periods. The amount of these expenses increased 6.3% for the quarter and 4.7% for the six months ended June 30, 2013, respectively. The primary reason for the increases was due to the increased use of outsourced service providers.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in 2013 have remained high primarily as a result of our continued work on the Deepwater Horizon class action settlement, as well as a number of other meaningful class action and bankruptcy matters which are offsetting expected declines in Deepwater Horizon revenues. We currently expect activity on this special project to continue for the remainder of 2013, although at a reduced rate. No assurances of timing of the Deepwater Horizon class action settlement end date and, therefore continued revenues, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $16.5 million and $28.5 million for the three months and six months ended June 30, 2013, respectively, compared with $15.8 million and $26.5 million in the comparable 2012 periods, respectively. The related segment operating margin increased from 25.3% for the three months ended June 30, 2012 to 26.3% in the comparable 2013 period, and decreased slightly from 24.0% for the six months ended June 30, 2012 to 23.9% in the comparable 2013 period. The change in the operating margin for the three months and six months ended June 30, 2013 compared with the same periods in 2012 was primarily the result of changes in the mix of services provided.

Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements increased 0.7% to $63.0 million for the three months ended June 30, 2013 compared with $62.5 million for the comparable 2012 period. For the six-month period ended June 30, 2013, Legal Settlement Administration revenues before reimbursements increased to $119.6 million, compared with $110.5 million for the same period in 2012. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At June 30, 2013 we had a backlog of projects awarded totaling approximately $130.0 million, compared with $73.0 million at June 30, 2012. Of the $130.0 million backlog at June 30, 2013, an estimated $77.6 million is expected to be recognized as revenues over the remainder of 2013.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the second quarter were $13.5 million in 2013 and $8.7 million in 2012. Reimbursements for the six months ended June 30 were $20.9 million in 2013 and $13.9 million in 2012. The variances were due primarily to the projects during the current year incurring more costs for mailings, consultant fees, and media publications compared with projects in the 2012 periods.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 34.4% in the three months ended June 30, 2013 compared with 34.8% in the comparable 2012 period. For the six-month period ended June 30, 2013, these expenses as a percent of revenues before reimbursements were 36.0% compared with 38.0% in the same 2012 period. The dollar amount of these expenses were $21.7 million and $43.0 million, respectively, for the second quarter and six months of 2013 compared with $21.7 million and $42.0 million, respectively, for the comparable 2012 periods.
Legal Settlement Administration salaries and wages totaled $19.6 million and $38.1 million, respectively, for the quarter and six months ended June 30, 2013, compared with $19.8 million and $37.2 million, respectively, in the comparable 2012 periods. Salaries and wages were relatively unchanged in the 2013 second quarter as compared to the 2012 second quarter. The increase in the 2013 six-month period was due primarily to an increase in incentive compensation expense resulting from the increase in revenues. There was an average of 615 full-time equivalent employees in this segment in both the first six months of 2013 and 2012. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.1 million and $4.9 million for the three months and six months ended June 30, 2013, respectively, compared with $1.9 million and $4.8 million, respectively, for the comparable 2012 periods.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 39.3% and 40.1% for the three months and six months ended June 30, 2013 compared with 39.9% and 38.0%, respectively, for the comparable 2012 periods. The dollar amount of these expenses were relatively unchanged in the 2013 second quarter as compared to the 2012 second quarter. The dollar amount of these expenses increased to $48.1 million from $42.0 million for the six-month period, primarily as a result of the increased use of outsourced service providers.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2013, we estimate that our effective annual income tax rate for 2013 will be approximately 36% before considering any discrete items.

The U.K. Finance Bill 2013 received royal assent on July 17, 2013 and has therefore been enacted during the period ending September 30, 2013. This bill includes a change in the main U.K. corporation tax rate from its current 23% rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The Company expects this tax rate change will result in a discrete tax expense of approximately $1.3 million for the period ending September 30, 2013.
The provision for income taxes on consolidated income totaled $15.0 million and $11.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase in the provision for income taxes on consolidated income for the six months ended June 30, 2013 compared with the comparable period of 2012 was primarily due to the overall increase in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates lowered the overall effective rate as compared to 2012.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.7 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively. Interest income totaled $142,000 and $262,000 for the three months ended June 30, 2013 and 2012, respectively. Corporate interest expense totaled $3.6 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively. Interest income totaled $353,000 and $544,000 for the six months ended June 30, 2013 and 2012, respectively. Interest income decreased due to lower cash balances in EMEA/AP, primarily resulting from higher accounts receivable and unbilled revenues in Asia-Pacific in the first quarter of 2012. The decline in interest expense was due primarily to a lower average borrowings in the first six months of 2013 compared with the first six months of 2012. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.6 million for both of the three-month periods ended June 30, 2013 and 2012, and $3.2 million for both of the six month periods ended June 30, 2013 and 2012. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $293,000 and $373,000 was recognized during the three months and six months ended June 30, 2013, respectively, compared with $123,000 and $245,000 for the comparable periods in 2012, respectively. The increases in both periods of 2013 compared with the comparable periods of 2012 were primarily due to the expense related to the granting in 2013 of 748,000 non-qualified stock options to certain executives under the Company's Executive Stock Bonus Plan. Other stock-based compensation expense related to our executive stock bonus plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Unallocated Corporate and Shared Costs
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2013 and 2012, unallocated corporate and shared costs primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $3.3 million and $5.6 million for the three months and six months ended June 30, 2013, respectively, and $4.6 million and $6.0 million for the comparable periods in 2012. The decreased costs for the three months ended June 30, 2013 compared with the same period in 2012 were due to a $2.0 million decrease in self-insured expenses and a $0.5 million decrease in the defined benefit plan pension expense, partially offset by an adjustment to the estimated loss on a leased facility the Company no longer uses and higher incentive compensation costs. The decreased costs for the six months ended June 30, 2013 compared with the same period in 2012 were due to a $2.7 million decrease in self-insured expenses and a $1.1 million decrease in defined benefit pension expense, partially offset by a $0.6 million increase in incentive compensation expense, the adjustment to the estimated loss on a leased facility the Company no longer uses, and a $2.3 million increase in professional fees.

Special Charges
There were no special charges in the second quarter or first six months of 2013. Special charges of $1.6 million and $2.5 million were incurred in the quarter and six months ended June 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our technology infrastructure to a third-party provider.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2013, our working capital balance (current assets less current liabilities) was approximately $70.2 million, an increase of $20.4 million from the working capital balance at December 31, 2012. Our cash and cash equivalents were $47.2 million at June 30, 2013, compared with $71.2 million at December 31, 2012.
Cash and cash equivalents as of June 30, 2013 consisted of $3.4 million held in the U.S. and $43.8 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012 and continues into 2013, and we have provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings needed for business reinvestment needs are expected to remain permanently reinvested and will be used to provide working capital for those operations, repay non-U.S. debt, and to fund future acquisitions. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $15.1 million for the six months ended June 30, 2013, compared with $26.4 million for the comparable period of 2012. The improvement in cash used in operating activities was due to higher net income and smaller increases in accounts receivable and unbilled revenues in 2013 compared with the same period of 2012, partially offset by a larger reduction in accounts payable and accrued liabilities in 2013 compared with 2012.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $15.1 million in the six months ended June 30, 2013 compared with $16.5 million in the first six months of 2012. Included in the six months ended June 30, 2013 was $2.3 million paid for a 51% interest in Lloyd Warwick International Limited, a specialist loss consulting company based in London which offers onshore and offshore energy expertise.
Cash Provided by Financing Activities
Cash provided by financing activities was $6.2 million for the six months ended June 30, 2013 compared with $12.0 million for the comparable period of 2012. We paid $3.9 million in dividends in the first six months of 2013, compared with $2.8 million in the first six months of 2012. During 2013, we increased our short-term borrowings and book overdraft by $11.0 million, made principal payments totaling $0.4 million on our long-term debt and capital leases, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2012, we increased our short-term borrowings and book overdraft by $20.6 million, made principal payments totaling $4.4 million on our long-term debt and capital leases and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.

Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our line of credit facility totaled $138.1 million at June 30, 2013. Our short-term debt obligations typically peak during the first six months of each year due to the annual payment of incentive compensation, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $173.9 million as of June 30, 2013 compared with $166.4 million at December 31, 2012.
The Company is required to make contributions to its U.S. defined benefit pension plan of $2,600,000 for each remaining quarter of 2013, plus an additional payment of $7,800,000 in September 2013. There are no required contributions to the U.K. plans for 2013; however, the Company expects to make additional contributions of approximately $1,700,000 per quarter during the remainder of 2013.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2013 compared with our Condensed Consolidated Balance Sheet as of December 31, 2012 were as follows:

•
Cash and cash equivalents decreased $24.0 million, with virtually no difference from the impacts of currency exchange differences on cash, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable and unbilled revenues increased $27.1 million, or $28.3 million net of currency exchange impacts. This increase was primarily due to increased Asia-Pacific and Legal Settlement Administration revenues.

•	Income taxes currently payable increased $2.3 million due to the timing of statutory tax payments.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $24.7 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At June 30, 2013, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
In January 2013, the Company entered into a 10-year operating lease agreement for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for our Broadspire segment. The lease began July 1, 2013. Total lease payments over the 10-year term are approximately $6.9 million. Additionally, the Company is responsible for certain related real estate taxes and operating expenses.
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
As previously disclosed, at December 31, 2012, management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to accounting for income taxes. During the three months ended June 30, 2013, we have been engaged in a number of remediation efforts which are described below. These activities are still ongoing. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).
In light of the fact that, as of June 30, 2013 these remediation efforts were still ongoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.
Changes in Internal Control over Financial Reporting
In order to remediate the material weakness described above, during the three months ended June 30, 2013, we undertook or were engaged in the following changes in internal control over financial reporting:

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
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during each month in the quarter ended June 30, 2013. As of June 30, 2013, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,232,503 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2013				1,354,999
April 1, 2013 - April 30, 2013
CRDA	4,800	$5.03	4,800
CRDB	—	$—	—
Totals as of April 30, 2013				1,350,199
May 1, 2013 - May 31, 2013
CRDA	46,125	$5.45	46,125
CRDB	—	$—	—
Totals as of May 31, 2013				1,304,074
June 1, 2013 - June 30, 2013
CRDA	71,571	$5.06	71,571
CRDB	—	$—	—
Totals as of June 30, 2013	122,496		122,496	1,232,503

Item 6. Exhibits
See Index to Exhibits on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 5, 2013	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2013	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Second Amendment to Credit Agreement, dated as of May 24, 2013, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto

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