Form 10-Q
period 2013-09-30
CRAWFORD & CO
filed 2013-11-04
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2013 was as follows:

Class A Common Stock, $1.00 par value: 29,928,041
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2013

		Page
Part I. Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (unaudited) for the three months ended September 30, 2013 and 2012	3

	Condensed Consolidated Statements of Income (unaudited) for the nine months ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2013 and 2012	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2013 and 2012	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Review Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

Signatures		39

Index to Exhibits		40

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2013	2012
Revenues:

Revenues before reimbursements	$293,338	$302,136
Reimbursements	20,118	22,110

Total Revenues	313,456	324,246

Costs and Expenses:

Costs of services provided, before reimbursements	212,375	212,479
Reimbursements	20,118	22,110
Total costs of services	232,493	234,589

Selling, general, and administrative expenses	56,702	59,211

Corporate interest expense, net of interest income of $232 and $282, respectively	1,519	2,229

Special charges	—	333

Total Costs and Expenses	290,714	296,362

Other Income	187	890

Income Before Income Taxes	22,929	28,774

Provision for Income Taxes	9,221	10,237

Net Income	13,708	18,537

Less: Net Income Attributable to Noncontrolling Interests	303	322

Net Income Attributable to Shareholders of Crawford & Company	$13,405	$18,215

Earnings Per Share - Basic:
Class A Common Stock	$0.25	$0.34
Class B Common Stock	$0.24	$0.33

Earnings Per Share - Diluted:
Class A Common Stock	$0.25	$0.33
Class B Common Stock	$0.24	$0.33

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,033	29,690
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,872	30,472
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.05	$0.04
Class B Common Stock	$0.04	$0.03
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012
Revenues:

Revenues before reimbursements	$878,566	$863,736
Reimbursements	68,144	66,872

Total Revenues	946,710	930,608

Costs and Expenses:

Costs of services provided, before reimbursements	638,049	625,001
Reimbursements	68,144	66,872
Total costs of services	706,193	691,873

Selling, general, and administrative expenses	174,077	173,967

Corporate interest expense, net of interest income of $585 and $826, respectively	4,762	6,785

Special charges	—	2,794

Total Costs and Expenses	885,032	875,419

Other Income	2,800	1,473

Income Before Income Taxes	64,478	56,662

Provision for Income Taxes	24,221	21,213

Net Income	40,257	35,449

Less: Net Income Attributable to Noncontrolling Interests	105	744

Net Income Attributable to Shareholders of Crawford & Company	$40,152	$34,705

Earnings Per Share - Basic:
Class A Common Stock	$0.75	$0.65
Class B Common Stock	$0.72	$0.62

Earnings Per Share - Diluted:
Class A Common Stock	$0.74	$0.65
Class B Common Stock	$0.71	$0.62

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,838	29,508
Class B Common Stock	24,690	24,695

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,690	30,162
Class B Common Stock	24,690	24,695

Cash Dividends Per Share:
Class A Common Stock	$0.13	$0.10
Class B Common Stock	$0.10	$0.07
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2013	2012

Net Income	$13,708	$18,537

Other Comprehensive Loss:
Net foreign currency translation loss	(8,292)	(3,899)

Interest rate swap agreement loss reclassified into income, net of tax of $0 and $82, respectively	—	134

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $976 and $822, respectively	2,249	1,494

Other Comprehensive Loss	(6,043)	(2,271)

Comprehensive Income	7,665	16,266

Less: Comprehensive income attributable to noncontrolling interests	60	342

Comprehensive Income Attributable to Shareholders of Crawford & Company	$7,605	$15,924

	Nine Months Ended September 30,
(In thousands)	2013	2012

Net Income	$40,257	$35,449

Other Comprehensive Loss:
Net foreign currency translation loss	(10,684)	(5,062)

Interest rate swap agreement loss reclassified into income, net of tax of $0 and $253, respectively	—	414

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $3,086 and $2,468, respectively	6,591	4,481

Other Comprehensive Loss	(4,093)	(167)

Comprehensive Income	36,164	35,282

Less: Comprehensive (loss) income attributable to noncontrolling interests	(69)	658

Comprehensive Income Attributable to Shareholders of Crawford & Company	$36,233	$34,624

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$51,141	$71,157
Accounts receivable, less allowance for doubtful accounts of $10,976 and $10,584, respectively	201,880	164,708
Unbilled revenues, at estimated billable amounts	122,340	124,881
Prepaid expenses and other current assets	26,114	26,019
Total Current Assets	401,475	386,765
Property and Equipment:
Property and equipment	150,087	155,359
Less accumulated depreciation	(107,864)	(109,312)
Net Property and Equipment	42,223	46,047
Other Assets:
Goodwill	132,400	131,995
Intangible assets arising from business acquisitions, net	83,489	89,027
Capitalized software costs, net	70,197	67,299
Deferred income tax assets	93,643	99,288
Other noncurrent assets	22,679	24,402
Total Other Assets	402,408	412,011
TOTAL ASSETS	$846,106	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$32,717	$13,275
Accounts payable	46,462	54,975
Accrued compensation and related costs	80,871	103,552
Self-insured risks	12,911	14,120
Income taxes payable	13,483	4,357
Deferred income taxes	15,003	16,267
Deferred rent	16,270	16,946
Other accrued liabilities	39,197	37,465
Deferred revenues	55,186	56,379
Current mandatory contributions due to pension plan	17,700	18,862
Current installments of long-term debt and capital leases	884	838
Total Current Liabilities	330,684	337,036
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	151,931	152,293
Deferred revenues	26,933	26,438
Self-insured risks	13,821	13,893
Accrued pension liabilities, less current mandatory contributions	123,833	146,762
Other noncurrent liabilities	23,944	26,602
Total Noncurrent Liabilities	340,462	365,988
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,999 and 29,335 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	29,999	29,335
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	37,858	35,550
Retained earnings	278,310	246,105
Accumulated other comprehensive loss	(203,400)	(199,481)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	167,457	136,199
Noncontrolling interests	7,503	5,600
Total Shareholders’ Investment	174,960	141,799
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$846,106	$844,823
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$40,257	$35,449
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,977	24,510
Stock-based compensation	2,464	2,267
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(40,189)	(17,764)
Unbilled revenues, net	(1,238)	(29,867)
Accrued or prepaid income taxes	10,091	12,107
Accounts payable and accrued liabilities	(31,735)	(2,713)
Deferred revenues	(358)	3,888
Accrued retirement costs	(17,057)	(16,064)
Prepaid expenses and other operating activities	3,296	(1,486)
Net cash (used in) provided by operating activities	(9,492)	10,327

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(8,300)	(10,524)
Proceeds from disposals of property and equipment	—	47
Capitalization of computer software costs	(11,790)	(12,408)
Payments for business acquisitions, net of cash acquired	(2,515)	—
Net cash used in investing activities	(22,605)	(22,885)

Cash Flows From Financing Activities:
Cash dividends paid	(6,358)	(4,693)
Payments related to shares received for withholding taxes under stock-based compensation plans	(880)	(896)
Proceeds from shares purchased under employee stock-based compensation plans	1,712	493
Repurchases of common stock	(1,913)	(567)
Increases in short-term borrowings	79,160	48,345
Payments on short-term borrowings	(57,200)	(32,182)
Payments on capital lease obligations and long-term debt	(607)	(6,496)
Other financing activities	(227)	(466)
Net cash provided by financing activities	13,687	3,538

Effects of exchange rate changes on cash and cash equivalents	(1,606)	(2,204)
Decrease in cash and cash equivalents	(20,016)	(11,224)
Cash and cash equivalents at beginning of year	71,157	77,613
Cash and cash equivalents at end of period	$51,141	$66,389
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)
Balance at March 31, 2013	29,613	24,690	35,006	253,801	(198,248)	144,862	5,500	150,362
Net income (loss)	—	—	—	17,008	—	17,008	(140)	16,868
Other comprehensive income	—	—	—	—	648	648	111	759
Cash dividends paid	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Stock-based compensation	—	—	1,244	—	—	1,244	—	1,244
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	—	2,188	2,188
Common stock activity, net	370	—	589	(517)	—	442	—	442
Balance at June 30, 2013	29,983	24,690	36,839	268,349	(197,600)	162,261	7,659	169,920
Net income	—	—	—	13,405	—	13,405	303	13,708
Other comprehensive loss	—	—	—	—	(5,800)	(5,800)	(243)	(6,043)
Cash dividends paid	—	—	—	(2,490)		(2,490)	—	(2,490)
Stock-based compensation	—	—	632	—	—	632	—	632
Common stock activity, net	16	—	387	(954)	—	(551)	—	(551)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(216)	(216)
Balance at September 30, 2013	$29,999	$24,690	$37,858	$278,310	$(203,400)	$167,457	$7,503	$174,960

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2012	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2012	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	6,065	—	6,065	155	6,220
Other comprehensive loss	—	—	—	—	(1,410)	(1,410)	(153)	(1,563)
Cash dividends paid	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	474	—	(1,356)	—	—	(882)	—	(882)
Balance at March 31, 2012	29,560	24,697	33,017	214,008	(165,013)	136,269	4,818	141,087
Net income	—	—	—	10,425	—	10,425	267	10,692
Other comprehensive income	—	—	—	—	3,620	3,620	47	3,667
Cash dividends paid	—	—	—	(1,383)	—	(1,383)	—	(1,383)
Stock-based compensation	—	—	935	—	—	935	—	935
Common stock activity, net	8	(7)	(53)	(149)	—	(201)	—	(201)
Balance at June 30, 2012	29,568	24,690	33,899	222,901	(161,393)	149,665	5,132	154,797
Net income	—	—	—	18,215	—	18,215	322	18,537
Other comprehensive (loss) income	—	—	—	—	(2,291)	(2,291)	20	(2,271)
Cash dividends paid	—	—	—	(1,930)	—	(1,930)	—	(1,930)
Stock-based compensation	—	—	928	—	—	928	—	928
Common stock activity, net	155	—	233	(275)	—	113	—	113
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(313)	(313)
Balance at September 30, 2012	$29,723	$24,690	$35,060	$238,911	$(163,684)	$164,700	$5,161	$169,861
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
Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on the Company's website is not a part of, and is not incorporated by reference into, this report.

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and our financial position as of, September 30, 2013 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2013 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2013 and December 31, 2012, the liabilities of the deferred compensation plan were $10,411,000 and $10,327,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,254,000 and $14,741,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under ASU 2013-11, an entity is required to present unrecognized tax benefits ("UTBs") as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits does not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for the Company on January 1, 2014 with early adoption permitted. The Company adopted this guidance in 2013. The adoption of this standard did not have a material effect on the Company's results of operations, financial condition or cash flows.

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

	Three months ended September 30, 2013			Nine months ended September 30, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$5,317	$(202,917)	$(197,600)	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(8,049)	—	(8,049)	(10,510)	—	(10,510)
Amounts reclassified from accumulated other comprehensive income	—	2,249	2,249	—	6,591	6,591
Net current period other comprehensive loss	(8,049)	2,249	(5,800)	(10,510)	6,591	(3,919)
Ending balance	$(2,732)	$(200,668)	$(203,400)	$(2,732)	$(200,668)	$(203,400)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2012				Nine months ended September 30, 2012
(in thousands)	Foreign currency translation adjustments	Interest rate swap (2)	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Interest rate swap (2)	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$9,419	$(134)	$(170,678)	$(161,393)	$10,476	$(414)	$(173,665)	$(163,603)
Other comprehensive loss before reclassifications	(3,919)	—	—	(3,919)	(4,976)	—	—	(4,976)
Amounts reclassified from accumulated other comprehensive income	—	134	1,494	1,628	—	414	4,481	4,895
Net current period other comprehensive loss	(3,919)	134	1,494	(2,291)	(4,976)	414	4,481	(81)
Ending balance	$5,500	$—	$(169,184)	$(163,684)	$5,500	$—	$(169,184)	$(163,684)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 7, "Defined Benefit Pension Plans" for additional details.

(2)
Interest rate swap agreement loss reclassified to net income is related to the reclassification of interest expense as the hedged transaction occurred and is included in "Corporate interest expense, net" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 5, "Derivative Instruments" for additional details.

The other comprehensive income (loss) amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

4. Net Income Attributable to Shareholders of Crawford & Company per Common Share
We compute earnings per share of our Class A Common Stock ("CRDA") and Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first three quarters of 2013 and 2012 the Board of Directors declared a higher dividend on CRDA than on CRDB.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$5,990	$4,925	$8,891	$7,394	$18,492	$15,302	$16,339	$13,673
Dividends paid	1,502	988	1,190	740	3,889	2,469	2,965	1,728
Net income available to common shareholders, basic	7,492	5,913	10,081	8,134	22,381	17,771	19,304	15,401

Denominator:
Weighted-average common shares outstanding, basic	30,033	24,690	29,690	24,690	29,838	24,690	29,508	24,695
Earnings per share - basic	$0.25	$0.24	$0.34	$0.33	$0.75	$0.72	$0.65	$0.62
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$6,065	$4,850	$8,996	$7,289	$18,728	$15,066	$16,501	$13,511
Dividends paid	1,502	988	1,190	740	3,889	2,469	2,965	1,728
Net income available to common shareholders, diluted	7,567	5,838	10,186	8,029	22,617	17,535	19,466	15,239

Denominator:
Weighted-average common shares outstanding, basic	30,033	24,690	29,690	24,690	29,838	24,690	29,508	24,695
Weighted-average number of dilutive securities	839	—	782	—	852	—	654	—
	30,872	24,690	30,472	24,690	30,690	24,690	30,162	24,695
Earnings per share - diluted	$0.25	$0.24	$0.33	$0.33	$0.74	$0.71	$0.65	$0.62

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Listed below are the securities excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,244	1,135	1,175	1,164
Performance stock grants excluded because performance conditions had not been met (1)	2,084	1,019	2,084	1,019
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. The performance measurements for approximately 455,000 of the Company's outstanding performance stock grants as of September 30, 2013 are expected to be achieved by December 31, 2013.

The following table details shares issued during the three months and nine months ended September 30, 2013 and September 30, 2012. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
CRDA issued under non-employee director stock plan	6	96	64	154
CRDA issued under the Employee Stock Purchase Plan	147	148	147	148
CRDA issued under the U.K. ShareSave Scheme	5	—	490	8
CRDA issued under International Plan	11	—	11	—
CRDA issued under Executive Stock Bonus Plan	20	—	265	467
CRDA issued from stock option plan exercises	—	—	12	—
In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. During the three months and nine months ended September 30, 2013, the Company repurchased 172,752 and 325,372 shares of CRDA, respectively, at an average cost of $6.53 and $5.88 per share, respectively. During the three months and nine months ended September 30, 2012, the Company repurchased 86,306 and 136,306 shares, respectively, of CRDA at an average cost of $4.16 and $3.95 per share, respectively. During the nine months ended September 30, 2012, the Company also repurchased 7,000 shares of CRDB at an average cost of $3.83 per share.

5. Derivative Instruments
From time to time the Company may attempt to manage a portion of its exposure to the impact of interest rate changes by entering into interest rate swap agreements. The Company had a forward-starting interest rate swap agreement with a notional amount of $85,000,000, which expired September 30, 2012. As a result of entering into a new credit facility in December 2011, this interest rate swap was discontinued as a cash flow hedge of exposure to changes in interest rates. Because it was still probable that the forecasted transactions that were hedged would occur, the amount in AOCL related to the interest rate swap agreement at the date the cash flow hedge was discontinued was reclassified into earnings as an increase to interest expense over the remaining life of the interest rate swap agreement as the forecasted transactions occurred. Changes to the fair value of this swap agreement were recorded by the Company as an interest expense adjustment rather than a component of the Company's AOCL. Such amount was insignificant for the three months and nine months ended September 30, 2012.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective portion of the pretax loss on the Company’s interest-rate swap agreement is shown below. The losses reclassified from AOCL into income (effective portion) are reported in "Corporate interest expense, net" in the Company’s unaudited Condensed Consolidated Statements of Income.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Loss reclassified from AOCL into income - effective portion	$—	$216	$—	$667
The balances and changes in AOCL related to the effective portions of the Company’s interest rate hedge for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amount in AOCL at beginning of period for effective portion of interest rate hedge, net of tax	$—	$(134)	$—	$(414)
Loss reclassified into income, net of tax	—	134	—	414
Amount in AOCL at end of period for effective portion of interest rate hedge, net of tax	$—	$—	$—	$—

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by our Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The fair value of the cross currency basis swap was a net asset of $206,000 at September 30, 2013 and a net liability of $752,000 at December 31, 2012.
The Company’s swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At September 30, 2013, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2013
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	206	—	206	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are reported on the Company’s unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward curves for interest rates adjusted for the Company’s credit risk. At September 30, 2013, the fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
There were no transfers between fair value levels during the three months or nine months ended September 30, 2013.
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the carrying value approximates fair value.

7. Defined Benefit Pension Plans
Net periodic benefit cost related to the Company’s defined benefit pension plans for the three months and nine months ended September 30, 2013 and 2012 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$703	$521	$2,073	$1,596
Interest cost	8,237	8,641	24,555	26,032
Expected return on assets	(10,659)	(10,458)	(31,685)	(31,513)
Amortization of actuarial loss	3,210	2,387	9,760	7,176
Net periodic benefit cost	$1,491	$1,091	$4,703	$3,291
For the nine-month period ended September 30, 2013, the Company made contributions of $15,350,000 and $4,759,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $13,476,000 and $4,984,000, respectively, for the comparable period in 2012. The Company is required to make contributions to its U.S. defined benefit pension plan of $2,600,000 for the fourth quarter of 2013. There are no required contributions to the U.K. plans for the remainder of 2013; however, the Company expects to make additional contributions of approximately $1,700,000 to these U.K. plans during the fourth quarter of 2013.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2013, the Company estimates that its effective annual income tax rate for 2013 will be approximately 38% before considering any discrete items.
The U.K. Finance Bill 2013 was enacted during the reporting period ended September 30, 2013. This bill includes a change in the main U.K. corporation tax rate from its current 23% rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This tax rate change resulted in a discrete tax expense of approximately $1,300,000 for the three months and nine months ended September 30, 2013. This increase in taxes was offset by other discrete items recorded during the year.

9. Segment Information
Financial information for the three months and nine months ended September 30, 2013 and 2012 related to the Company’s reportable segments, including a reconciliation from segment operating earnings (loss) to income before income taxes, the most directly comparable GAAP financial measure, is presented below. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Americas	$95,879	$85,879	$262,757	$240,978
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	84,007	95,876	259,189	271,486
Broadspire	63,323	59,759	186,888	180,112
Legal Settlement Administration	50,129	60,622	169,732	171,160
Total segment revenues before reimbursements	293,338	302,136	878,566	863,736
Reimbursements	20,118	22,110	68,144	66,872
Total revenues	$313,456	$324,246	$946,710	$930,608

Operating Earnings (Loss):
Americas	$9,718	$6,534	$17,355	$7,429
EMEA/AP	4,272	12,954	19,486	30,267
Broadspire	1,884	(202)	4,475	(573)
Legal Settlement Administration	10,171	15,639	38,714	42,114
Total segment operating earnings	26,045	34,925	80,030	79,237

Deduct (Add):
Unallocated corporate and shared costs and credits, net	275	(1,966)	(5,355)	(7,930)
Net corporate interest expense	(1,519)	(2,229)	(4,762)	(6,785)
Stock option expense	(279)	(77)	(652)	(322)
Amortization of customer-relationship intangible assets	(1,593)	(1,546)	(4,783)	(4,744)
Special charges	—	(333)	—	(2,794)
Income before income taxes	$22,929	$28,774	$64,478	$56,662
Intersegment transactions are not material for any period presented.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company’s four operating segments and make resource allocation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company’s senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests.
Segment operating earnings (loss) includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.
Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by major service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. The Company considers all of Legal Settlement Administration revenues to be derived from one service line.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Americas
U.S. Claims Field Operations	$27,253	$26,839	$79,055	$80,435
U.S. Technical Services	6,657	7,084	21,073	21,359
U.S. Catastrophe Services	13,932	9,573	31,031	18,731
Subtotal U.S. Claims Services	47,842	43,496	131,159	120,525
Contractor Connection	9,137	8,175	26,696	20,781
Subtotal U.S. Property & Casualty	56,979	51,671	157,855	141,306
Canada--all service lines	34,480	31,491	92,815	90,396
Latin America/Caribbean--all service lines	4,420	2,717	12,087	9,276
Total Americas	$95,879	$85,879	$262,757	$240,978

Broadspire
Workers' Compensation and Liability Claims Management	$26,922	$25,277	$79,595	$75,394
Medical Management	32,588	30,518	95,581	92,723
Risk Management Information Services	3,813	3,964	11,712	11,995
Total Broadspire	$63,323	$59,759	$186,888	$180,112

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
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2013, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,837,000.

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

11. Special Charges and Other Income
Special Charges
There were no special charges during the three months or nine months ended September 30, 2013. Special charges of $333,000 and $2,794,000 were incurred during the three months and nine months ended September 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of its technology infrastructure to a third-party provider. The transition was completed by September 30, 2012.
As of September 30, 2013, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to the special charges recorded in 2012. The rollforwards of these costs for the three months and nine months ended September 30, 2013 follow:

	Three months ended September 30, 2013
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, June 30, 2013	$2,732	$876	$1,381	$1,099	$6,088
Cash payments	—	(181)	—	(48)	(229)
Ending balance, September 30, 2013	$2,732	$695	$1,381	$1,051	$5,859

	Nine months ended September 30, 2013
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2013	$2,148	$2,303	$1,509	$1,253	$7,213
Adjustments to accruals	584	—	(128)	99	555
Cash payments	—	(1,608)	—	(301)	(1,909)
Ending balance, September 30, 2013	$2,732	$695	$1,381	$1,051	$5,859
During the nine months ended September 30, 2013, the Company adjusted the estimated loss on a leased facility the Company no longer uses by $555,000. This loss was recorded in "Selling, general, and administrative expenses" in the accompanying unaudited Condensed Consolidated Statements of Income.
Other Income
Other income includes dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the nine months ended September 30, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America in the first quarter of 2013. All of these amounts are included in the Americas segment operating earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2013, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
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
November 4, 2013

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among, but not limited to, the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of material customers,

•	the performance of sublessors under certain subleases related to our leased properties,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	continued high levels of unemployment and associated reductions in workplace injury rates in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing major contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of Broadspire software platforms,

•	risks associated with our having a controlling shareholder,

•	our ability to timely and effectively complete a remediation of a material weakness in our internal control over financial reporting, in the area of accounting for income taxes, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2012. As described in Note 1, "Basis of Presentation," the financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

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
Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas; Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP"); Broadspire; and Legal Settlement Administration. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and Asia-Pacific (which includes Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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
Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and evaluation of claims, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and administration of trust funds established to pay claims.
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
The legal settlement administration market is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues from legal settlement administration services are largely project-based, and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased 2.9% for the three months ended September 30, 2013 but increased 1.7% for the nine months ended September 30, 2013, compared with the same periods of 2012. The decrease in revenues for the third quarter was primarily due to decreases in revenues in our EMEA/AP and Legal Settlement Administration segments, offsetting increases in revenues in our Americas and Broadspire segments. For the year-to-date period, increases in our Americas and Broadspire segments more than offset decreases in our EMEA/AP and Legal Settlement Administration segments. The impact of foreign currency translation was not significant for any segment in the third quarter or nine months of 2013.
Consolidated net income for the three months and nine months ended September 30, 2012 included pretax special charges of $0.3 million and $2.8 million, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure to a third-party service provider. There were no special charges during the three months or nine months ended September 30, 2013.
Included in "Other income" for the nine months ended September 30, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America that occurred in first quarter 2013. This amount is included in the Americas segment operating earnings.
Selling, General, and Administrative (“SG&A”) expenses were 4.2% lower in the quarter and 0.1% higher in the nine months ended September 30, 2013, compared with the same periods of 2012. The decrease in costs for the three months ended September 30, 2013 compared with the same period in 2012 was due to a $1.1 million decrease in salaries and wages in the U.K. due to a decline in the number of employees and lower severance costs, a $1.0 million decline in incentive compensation expense, a $0.6 million decline in professional fees and a $0.5 million reduction in bad debt expense, partially offset by a $0.7 million increase in self-insured expenses. The increased costs for the nine months ended September 30, 2013 compared with the same period in 2012 was due to a $5.3 million increase in professional fees and temporary labor, a $0.7 million increase in foreign currency exchange losses, and a $0.6 million adjustment to the estimated loss on a leased facility the Company no longer uses, partially offset by a $2.0 million reduction in bad debt expense, a $1.2 million decline in salaries and wages, a $1.5 million decrease in self-insured expenses, and a decrease of $1.6 million in various other expenses.

Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting.” Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings (loss) represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.
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
Additional discussion and analysis of our income tax expense, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, and special charges follows the discussion and analysis of the results of operations of our four operating segments.
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
Segment Operating Expenses
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
Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings (loss).

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Americas	$95,879	$85,879	$262,757	$240,978
EMEA/AP	84,007	95,876	259,189	271,486
Broadspire	63,323	59,759	186,888	180,112
Legal Settlement Administration	50,129	60,622	169,732	171,160
Total revenues, before reimbursements	293,338	302,136	878,566	863,736
Reimbursements	20,118	22,110	68,144	66,872
Total Revenues	$313,456	$324,246	$946,710	$930,608

Direct Compensation & Fringe Benefits:
Americas	$57,245	$51,644	$162,147	$153,561
% of related revenues before reimbursements	59.7%	60.1%	61.7%	63.7%
EMEA/AP	55,401	58,278	169,313	167,187
% of related revenues before reimbursements	65.9%	60.8%	65.3%	61.6%
Broadspire	32,915	32,097	96,937	98,426
% of related revenues before reimbursements	52.0%	53.7%	51.9%	54.6%
Legal Settlement Administration	21,071	21,749	64,076	63,773
% of related revenues before reimbursements	42.0%	35.9%	37.8%	37.3%
Total	$166,632	$163,768	$492,473	$482,947
% of Revenues before reimbursements	56.8%	54.2%	56.1%	55.9%

Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$28,916	$27,701	$83,255	$79,988
% of related revenues before reimbursements	30.2%	32.3%	31.7%	33.2%
EMEA/AP	24,334	24,644	70,390	74,032
% of related revenues before reimbursements	29.0%	25.7%	27.2%	27.3%
Broadspire	28,524	27,864	85,476	82,259
% of related revenues before reimbursements	45.0%	46.6%	45.7%	45.7%
Legal Settlement Administration	18,887	23,234	66,942	65,273
% of related revenues before reimbursements	37.7%	38.3%	39.4%	38.1%
Total before reimbursements	100,661	103,443	306,063	301,552
% of Revenues before reimbursements	34.3%	34.2%	34.8%	34.9%
Reimbursements	20,118	22,110	68,144	66,872
Total	$120,779	$125,553	$374,207	$368,424
% of Revenues	38.5%	38.7%	39.5%	39.6%
Operating Earnings (Loss):
Americas	$9,718	$6,534	$17,355	$7,429
% of related revenues before reimbursements	10.1%	7.6%	6.6%	3.1%
EMEA/AP	4,272	12,954	19,486	30,267
% of related revenues before reimbursements	5.1%	13.5%	7.5%	11.1%
Broadspire	1,884	(202)	4,475	(573)
% of related revenues before reimbursements	3.0%	(0.3)%	2.4%	(0.3)%
Legal Settlement Administration	10,171	15,639	38,714	42,114
% of related revenues before reimbursements	20.3%	25.8%	22.8%	24.6%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	275	(1,966)	(5,355)	(7,930)
Net corporate interest expense	(1,519)	(2,229)	(4,762)	(6,785)
Stock option expense	(279)	(77)	(652)	(322)
Amortization of customer-relationship intangible assets	(1,593)	(1,546)	(4,783)	(4,744)
Special charges	—	(333)	—	(2,794)
Income before income taxes	22,929	28,774	64,478	56,662
Provision for income taxes	(9,221)	(10,237)	(24,221)	(21,213)
Net Income	13,708	18,537	40,257	35,449
Less: Net income attributable to noncontrolling interests	303	322	105	744
Net income attributable to shareholders of Crawford & Company	$13,405	$18,215	$40,152	$34,705

AMERICAS
Operating earnings for our Americas segment increased from $6.5 million, or 7.6% of revenues before reimbursements, in the third quarter of 2012, to $9.7 million, or 10.1% of revenues before reimbursements, in the third quarter of 2013. For the nine months ended September 30, segment operating earnings increased from $7.4 million, or 3.1% of revenues before reimbursements, in 2012 to $17.4 million, or 6.6% of revenues before reimbursements in 2013. The third quarter 2013 increase in Americas operating earnings compared with 2012 was primarily due to claims resulting from flood losses in Canada. The year-to-date period was also positively impacted by additional claims handling resulting from Superstorm Sandy, continued growth in our Contractor Connection direct repair network, cost reductions in the U.S. and Canada, and a $2.3 million gain from the sale of the rights to a customer contract in Latin America.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean, with additional revenues generated from Contractor Connection. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
U.S. Claims Field Operations	$27,253	$26,839	1.5%	$79,055	$80,435	(1.7)%
U.S. Technical Services	6,657	7,084	(6.0)%	21,073	21,359	(1.3)%
U.S. Catastrophe Services	13,932	9,573	45.5%	31,031	18,731	65.7%
Subtotal U.S. Claims Services	47,842	43,496	10.0%	131,159	120,525	8.8%
Contractor Connection	9,137	8,175	11.8%	26,696	20,781	28.5%
Subtotal U.S. Property & Casualty	56,979	51,671	10.3%	157,855	141,306	11.7%
Canada--all service lines	34,480	31,491	9.5%	92,815	90,396	2.7%
Latin America/Caribbean--all service lines	4,420	2,717	62.7%	12,087	9,276	30.3%
Total Revenues before Reimbursements	$95,879	$85,879	11.6%	$262,757	$240,978	9.0%
Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 11.1% and 11.0% for the quarter and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Changes in foreign exchange rates reduced our Americas revenues by approximately 2.3% and 1.5% for the three months and nine months ended September 30, 2013, respectively. Revenues were also impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 2.8% in the three months and decreased revenues by approximately 0.5% in the nine months ended September 30, 2013.
Total U.S. Claims Services revenues increased during the 2013 third quarter when compared with the same quarter in 2012. The increase was attributable to claims resulting from flood losses in Canada that were serviced by U.S.-based adjusters and a special project resulting from Superstorm Sandy. The cases received from the flood claims are reported as case volumes in Canada below. Revenues resulting from these cases were split between the U.S. and Canada based on where the adjuster handling the claim was located. In addition to the factors impacting the quarter, revenues for the year-to-date period increased due to the ongoing handling of claims associated with Superstorm Sandy. The increases in Contractor Connection revenues in the third quarter and first nine months of 2013 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. Contractor Connection revenues were also positively impacted by a price increase that was effective on July 1, 2013.
Revenues in Canada increased in the third quarter of 2013 and the first nine months of 2013, primarily due to claims resulting from the aforementioned flood losses in Canada.
The revenue increases in Latin America/Caribbean for the third quarter and first nine months of 2013 were due to the increase in cases received and to a favorable shift in the mix of services provided.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our Americas segment were $6.2 million for the three months ended September 30, 2013 and $4.4 million for the three months ended September 30, 2012. Reimbursements for the nine months ended September 30, 2013 were $14.6 million, compared with $12.5 million for the nine months ended September 30, 2012. The increase for the 2013 quarter is primarily due to increased expenses associated with the handling of claims resulting from flood losses in Canada. In addition, the year-to-date period was also impacted by the handling of claims associated with Superstorm Sandy in the U.S. and the growth in Brazil's automotive claim business.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
U.S. Claims Field Operations	57,078	51,734	10.3%	147,969	151,402	(2.3)%
U.S. Technical Services	1,662	1,804	(7.9)%	4,942	5,567	(11.2)%
U.S. Catastrophe Services	10,407	15,010	(30.7)%	30,235	27,996	8.0%
Subtotal U.S. Claims Services	69,147	68,548	0.9%	183,146	184,965	(1.0)%
Contractor Connection	46,087	45,534	1.2%	136,787	118,303	15.6%
Subtotal U.S. Property & Casualty	115,234	114,082	1.0%	319,933	303,268	5.5%
Canada--all service lines	47,988	36,918	30.0%	110,463	90,687	21.8%
Latin America/Caribbean--all service lines	17,695	11,830	49.6%	52,904	41,544	27.3%
Total Americas Cases Received	180,917	162,830	11.1%	483,300	435,499	11.0%
Total cases received for U.S. Claims Services increased slightly in the third quarter of 2013 compared with the third quarter of 2012 but decreased 1.0% for the comparable year-to-date period, reflecting the lack of major weather-related catastrophes in the U.S. The U.S. received over 6,400 claims from Hurricane Isaac in the 2012 third quarter. The 2013 increases in Contractor Connection cases were due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks.
The 2013 increases in cases in Canada and Latin America and the Caribbean were due primarily to increases in high-frequency, low-severity automotive and affinity claims. As described above, Canada also experienced an increase in weather-related flood claims in the third quarter of 2013.
Direct Compensation and Fringe Benefits
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 59.7% in the third quarter of 2013, decreasing from 60.1% in the third quarter of 2012. For the nine months ended September 30, 2013, Americas direct compensation and fringe benefits expense, as a percent of segment revenue before reimbursements, was 61.7%, decreasing from 63.7% in the comparable 2012 period. The decreases were due to increased staff utilization.
The dollar amount of these expenses increased in the 2013 three-month period to $57.2 million from $51.6 million in the comparable 2012 period, and for the 2013 nine-month period increased to $162.1 million from $153.6 million in the comparable 2012 period. There was an average of 2,681 full-time equivalent employees (including 205 catastrophe adjusters) in this segment during the first nine months of 2013, compared with an average of 2,665 employees (including 124 catastrophe adjusters) during the 2012 period.
Americas salaries and wages totaled $49.1 million and $44.4 million for the three months ended September 30, 2013 and 2012, respectively. For the first nine months of 2013 and 2012, Americas salaries and wages totaled $136.9 million and $129.1 million, respectively. The increases in salaries and wages in 2013 compared with the same periods in 2012 were a result of the increased use of catastrophe adjusters in 2013 and higher incentive compensation expense due to the improved results. Compensation expense was also higher in Contractor Connection and Latin America due to an increase in full-time equivalent employees, which was partially offset by a reduction in employees in Canada. Payroll taxes and fringe benefits for Americas totaled $8.1 million and $7.2 million in the third quarters of 2013 and 2012, respectively. For the the nine-month period ended September 30, 2013 payroll taxes and fringe benefits for Americas totaled $25.2 million compared with $24.5 million in 2012.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Americas expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were $28.9 million, or 30.2% of segment revenues before reimbursements, for the quarter ended September 30, 2013, compared with $27.7 million, or 32.3% of segment revenues before reimbursements, for the comparable quarter of 2012. The increase was the result of lower dividend income from investments in Latin America and higher VAT taxes in Brazil. For the nine-month period ended September 30, 2013, these expenses were $83.3 million, or 31.7% of segment revenues before reimbursements, compared with $80.0 million, or 33.2% of segment revenues before reimbursements, in the comparable 2012 period. The increase was primarily due to a $1.0 million increase in outsourced services associated with handling the Superstorm Sandy claims, a $1.6 million increase in outsourced services in Canada in order to handle the increase in automotive claims, a $2.7 million increase in expenses in Contractor Connection, and $0.3 million of increases in various other expenses, partially offset by a $2.3 million gain from the sale of the rights to a customer contract in Latin America.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $4.3 million, or 5.1% of revenues before reimbursements, for the three months ended September 30, 2013, compared with 2012 third quarter operating earnings of $13.0 million, or 13.5% of revenues before reimbursements. Operating earnings for the nine months ended September 30, 2013 decreased to $19.5 million, or 7.5% of revenues before reimbursements, from $30.3 million, or 11.1% of revenues before reimbursements, in the comparable period of 2012. The decreases in EMEA/AP operating earnings for the quarter and year-to-date periods were primarily due to lower revenues in the U.K. and Asia-Pacific.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
U.K.	$29,121	$31,684	(8.1)%	$91,213	$100,391	(9.1)%
Continental Europe, Middle East, Africa (“CEMEA”)	27,471	22,263	23.4%	81,628	71,309	14.5%
Asia-Pacific	27,415	41,929	(34.6)%	86,348	99,786	(13.5)%
Total EMEA/AP Revenues before Reimbursements	$84,007	$95,876	(12.4)%	$259,189	$271,486	(4.5)%
The overall decrease in revenues for the third quarter of 2013 compared with the third quarter of 2012 was due to a decrease in revenues in the U.K. and Asia-Pacific, partially offset by an increase in CEMEA. U.K. cases and revenues declined due to a continued reduction in claims as discussed below. The increase in revenues in CEMEA for the third quarter of 2013 compared with the third quarter of 2012 was due to flooding in Germany and growth in high-frequency, low-severity claims in Sweden from new and existing clients. The lower revenues in Asia-Pacific were associated with an expected decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event. Revenues from Thailand for the 2013 third quarter were $1.0 million compared with revenues in the 2012 third quarter of $15.7 million.
Revenues decreased for the nine months ended September 30, 2013 compared with the same period in 2012 due to decreases in the U.K. and Asia-Pacific, partially offset by an increase in CEMEA. U.K. cases and revenues declined due to a continued reduction in weather-related activity compared with the prior year period. The increase in revenues in CEMEA for the nine months ended September 30, 2013 compared with the same period in 2012 was due to growth in high-frequency, low-severity claims in the Netherlands, Germany, Spain, and Sweden from new and existing clients and a $900,000 performance bonus from a client in Italy, in addition to the factors impacting the quarter discussed above. The lower revenues in Asia-Pacific were due to a decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event, partially offset by a $3.1 million increase in revenues in Australia resulting from a 2013 flood event there. Year-to-date revenues from Thailand were $9.8 million in 2013 compared with year-to-date revenues in 2012 of $26.5 million.

As described below, overall case volumes increased 4.6% for the three months ended September 30, 2013 and were flat for the nine months ended September 30, 2013 compared with the same periods of 2012. Changes in foreign exchange rates reduced our EMEA/AP segment revenues by approximately 2.0% and 1.1% for the three months and nine months ended September 30, 2013, respectively, as compared with the 2012 periods. Changes in product mix and in the rates charged for those services accounted for revenue decreases of approximately 15.0% for the three months ended September 30, 2013 and approximately 3.4% for the nine months ended September 30, 2013, compared with the same periods in 2012.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for our EMEA/AP segment decreased to $8.1 million and $24.7 million for the three months and nine months ended September 30, 2013, respectively, from $11.9 million and $32.7 million in the comparable 2012 periods. These decreases resulted primarily from higher expenses incurred in 2012 to handle the Thailand flood claims.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
U.K.	19,417	29,824	(34.9)%	70,569	91,899	(23.2)%
CEMEA	59,457	47,957	24.0%	165,348	140,503	17.7%
Asia-Pacific	38,737	34,695	11.7%	111,348	114,946	(3.1)%
Total EMEA/AP Cases Received	117,611	112,476	4.6%	347,265	347,348	—%
The decreases in cases received in the U.K. in the third quarter and nine months ended September 30, 2013 compared with the same periods in 2012 were due to a continued decline in the general property market resulting from reduced weather-related case activity as well as a general decline in high-frequency, low severity claims. The decline in these types of claims was due to a number of factors including a trend toward additional insourcing of claims by carriers, higher deductibles, better underwriting, higher unemployment, and more people working from home.
The 2013 increases in CEMEA cases resulted primarily from growth in high-frequency, low-severity claims in the Netherlands, Italy, Germany, Spain, and Sweden from new and existing clients and from flooding in Germany.
The increase in Asia-Pacific cases for the three months ended September 30, 2013 compared with the same period of 2012 was due to an increase in high-frequency, low-severity claims in China, Malaysia, and Singapore. The decrease in Asia-Pacific cases for the nine months ended September 30, 2013 compared with the same period in 2012 was due to fewer high-frequency, low-severity claims in China earlier in the year.
Direct Compensation and Fringe Benefits
As a percentage of revenues before reimbursements, direct compensation expenses, including related payroll taxes and fringe benefits, were 65.9% and 65.3% for the three months and nine months ended September 30, 2013, respectively, compared with 60.8% and 61.6% for each of the comparable periods in 2012. The increases were a function of the mix of services provided and lower utilization of our staff. The dollar amount of these expenses decreased for the three-month period to $55.4 million in 2013 from $58.3 million in 2012, and increased for the nine-month period to $169.3 million in 2013, from $167.2 million in 2012. There was an average of 3,054 full-time equivalent employees in this segment in the first nine months of 2013 compared with an average of 3,087 in the 2012 period. While the number of full-time equivalent employees declined in total for the segment, they increased in CEMEA and Asia-Pacific in order to handle the increased work and the change in the mix of services provided in those areas.
Salaries and wages of EMEA/AP segment personnel were $46.6 million for the three months ended September 30, 2013 compared with $49.9 million in the comparable 2012 period. For the nine-month period, salaries and wages of EMEA/AP segment personnel decreased to $142.1 million in 2013 from $142.7 million in 2012. The decreases were due to declines in salaries and wages in the U.K. and Thailand resulting from the lower claims volumes in those areas, partially offset by an increase in salaries and wages in CEMEA. Payroll taxes and fringe benefits for the EMEA/AP segment totaled $8.8 million and $27.2 million for the third quarter and nine months ended September 30, 2013, respectively, compared with $8.4 million and $24.5 million for the same periods in 2012. These increases were primarily due to higher defined benefit pension expense in the U.K. and the increased number of full-time equivalent employees in CEMEA.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits were 29.0% and 27.2% of EMEA/AP revenues before reimbursements for the three months and nine months ended September 30, 2013, respectively, compared with 25.7% and 27.3%, respectively, for the comparable periods in 2012. The increase as a percentage of revenue for the three months ended September 30, 2013 resulted from a decline in revenues, as the amount of the expenses declined. The dollar amount of these expenses decreased in the 2013 third quarter to $24.3 million from $24.6 million in the third quarter of 2012 and to $70.4 million in the nine-month period ended September 30, 2013 from $74.0 million in the comparable period in 2012. The decreases primarily resulted from lower professional fees, outsourced services expenses, and a reduction in bad debt expense due to improved collections.

BROADSPIRE
Our Broadspire segment reported operating earnings of $1.9 million for the third quarter of 2013, compared with an operating loss of $0.2 million in the third quarter of 2012. For the nine months ended September 30, 2013, Broadspire's operating earnings were $4.5 million, compared with an operating loss of $0.6 million for the comparable period in 2012. The improvement in operating earnings for the quarter was primarily due to higher revenues. The improvement in operating earnings for the nine months ended September 30, 2013 was primarily due to a one-time increase in revenues and operating earnings of approximately $3.0 million in the second quarter as well as higher revenues in the third quarter. The one-time increase in the second quarter was due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims. Operating earnings were also positively impacted by higher medical management revenues.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured market place. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
( in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
Workers' Compensation and Liability Claims Management	$26,922	$25,277	6.5%	$79,595	$75,394	5.6%
Medical Management	32,588	30,518	6.8%	95,581	92,723	3.1%
Risk Management Information Services	3,813	3,964	(3.8)%	11,712	11,995	(2.4)%
Total Broadspire Revenues before Reimbursements	$63,323	$59,759	6.0%	$186,888	$180,112	3.8%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 17.2% from the 2012 third quarter to the 2013 third quarter, and increased 11.2% for the nine months ended September 30, 2013 compared with the same period in 2012. Approximately 2.7% of the volume increase for the nine months ended September 30, 2013 compared with the same period in 2012 was due to the addition of approximately 5,000 incident reports from a major client in the first quarter of 2013, discussed below. The increases in revenues for three months and nine months ended September 30, 2013 compared with the same period in 2012 were primarily due to market share gains, increased client retention and increased medical management services referrals. The nine month period was also positively impacted by the one-time increase in workers' compensation and liability claims management revenues of approximately $3.0 million previously discussed, or 1.6% of revenues. After adjusting for the incident-only cases and the one-time benefit, the overall mix of services provided and in the rates charged for those services accounted for a decrease of 6.4% for the nine months ended September 30, 2013 compared with the same period in 2012. The overall mix of services provided and in the rates charged for those services accounted for a decrease of 11.2% in revenues for the three months ended September 30, 2013 compared with the same period in 2012.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses included in total revenues for the Broadspire segment were $1.0 million and $3.1 million for the three months and nine months ended September 30, 2013, respectively, compared with $1.0 million and $2.9 million in the comparable 2012 periods.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2013	September 30, 2012	Variance	September 30, 2013	September 30, 2012	Variance
Workers’ Compensation	41,997	40,191	4.5%	117,013	116,762	0.2%
Casualty	20,441	15,224	34.3%	61,649	47,384	30.1%
Other	9,652	6,103	58.2%	22,462	16,670	34.7%
Total Broadspire Cases Received	72,090	61,518	17.2%	201,124	180,816	11.2%
The 2013 increases in workers’ compensation cases resulted from new clients. The increase in casualty cases in 2013 primarily resulted from increased claim referrals related to a special project for one of our clients which began in 2013. The year-to-date period was also impacted by the receipt in the first quarter of 2013 of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs. The increase in other cases in 2013 was primarily due to increased referrals to our health management services. We have seen a growth in these referrals which are at lower rates due to the types of services provided as compared to prior periods.
Direct Compensation and Fringe Benefits
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased from 53.7% for the 2012 third quarter to 52.0% in the 2013 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of revenues before reimbursements, decreased from 54.6% in 2012 to 51.9% in 2013. These decreases were primarily due to higher utilization and, for the nine month period, lower costs from a decrease in the number of employees due to the increased use of outsourced service providers. Average full-time equivalent employees in this segment totaled 1,585 in the first nine months of 2013, down from 1,672 in the comparable 2012 period.
Broadspire segment salaries and wages totaled $27.7 million and $80.7 million for the three months and nine months ended September 30, 2013, respectively, compared with $26.9 million and $81.5 million, respectively, in the comparable 2012 periods. Payroll taxes and fringe benefits for the segment totaled $5.2 million and $16.2 million in the three months and nine months ended September 30, 2013, respectively, compared with $5.2 million and $16.9 million, for the comparable periods of 2012. The increase for the quarter resulted from higher incentive compensation expense as a result of the improved results, which more than offset the decline in salaries and wages resulting from the decrease in the number of employees. The decrease for the nine-month period ended September 30, 2013 compared with the same period in 2012 was primarily the result of the reduction in the number of full-time equivalent employees, partially offset by higher incentive compensation expense in 2013 resulting from the improved results.
Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
Broadspire segment expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of revenues before reimbursements were 45.0% and 45.7%, respectively, for the three months and nine months ended September 30, 2013, compared with 46.6% and 45.7%, respectively, in the comparable 2012 periods. The amount of these expenses increased 2.4% for the quarter and 3.9% for the nine months ended September 30, 2013, respectively. The primary reason for the increases was due to the increased use of outsourced service providers.

LEGAL SETTLEMENT ADMINISTRATION
As expected, Legal Settlement Administration revenues in 2013 have declined compared with prior year levels from the Deepwater Horizon class action settlement project. Declines in Deepwater Horizon revenues have been partially offset by a number of other meaningful class action and bankruptcy projects. We currently expect activity on the Deepwater Horizon special project to continue for the remainder of 2013, although at a reduced rate. No assurances of timing of the Deepwater Horizon project end date and, therefore continued significant revenues in this segment, can be provided.

Our Legal Settlement Administration segment reported operating earnings of $10.2 million and $38.7 million for the three months and nine months ended September 30, 2013, respectively, compared with $15.6 million and $42.1 million in the comparable 2012 periods, respectively. The related segment operating margin decreased from 25.8% for the three months ended September 30, 2012 to 20.3% in the comparable 2013 period, and decreased from 24.6% for the nine months ended September 30, 2012 to 22.8% in the comparable 2013 period. The change in the operating margin for the three months and nine months ended September 30, 2013 compared with the same periods in 2012 was primarily the result of changes in the mix of services provided.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from securities, product liability and other legal settlement services, and bankruptcy claim administration. Legal Settlement Administration revenues before reimbursements decreased to $50.1 million for the three months ended September 30, 2013 compared with $60.6 million for the comparable 2012 period. For the nine-month period ended September 30, 2013, Legal Settlement Administration revenues before reimbursements decreased to $169.7 million, from $171.2 million for the same period in 2012. Legal Settlement Administration revenues are project-based and can fluctuate significantly in any period. At September 30, 2013 we had a backlog of projects awarded totaling approximately $117.0 million, compared with $118.0 million at September 30, 2012. Of the $117.0 million backlog at September 30, 2013, an estimated $40.0 million is expected to be recognized as revenues over the remainder of 2013.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses included in total revenues for Legal Settlement Administration in the third quarter were $4.8 million in both 2013 and 2012. Reimbursements for the nine months ended September 30 were $25.7 million in 2013 and $18.7 million in 2012. The variances were due primarily to the projects during the current year incurring more costs for mailings, consultant fees, and media publications compared with projects in the 2012 periods.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation and Fringe Benefits
Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of revenues before reimbursements, was 42.0% in the three months ended September 30, 2013 compared with 35.9% in the comparable 2012 period primarily as a result of lower revenues, as the amount of expenses declined in the 2013 third quarter compared with the 2012 third quarter. For the nine-month period ended September 30, 2013, these expenses as a percent of revenues before reimbursements were 37.8% compared with 37.3% in the same 2012 period. The dollar amount of these expenses were $21.1 million and $64.1 million, respectively, for the third quarter and nine months of 2013 compared with $21.7 million and $63.8 million, respectively, for the comparable 2012 periods.
Legal Settlement Administration salaries and wages totaled $18.8 million and $56.9 million, respectively, for the quarter and nine months ended September 30, 2013, compared with $19.7 million and $56.8 million, respectively, in the comparable 2012 periods. The decrease in the 2013 third quarter was due primarily to a $1.7 million decrease in incentive compensation expense resulting from the decrease in revenues, which was partially offset by higher salaries and wages due to the increase in full-time equivalent employees. Salaries and wages were relatively unchanged in the 2013 nine-month period as compared with the 2012 period. Average full-time equivalent employees in this segment totaled 657 in the first nine months of 2013 compared with 607 in the same 2012 period. The increase in full-time equivalent employees resulted from the hiring of some temporary employees. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $2.3 million and $7.2 million for the three months and nine months ended September 30, 2013, respectively, compared with $2.0 million and $7.0 million, respectively, for the comparable 2012 periods.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits
One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and related payroll taxes and fringe benefits as a percent of related revenues before reimbursements were 37.7% and 39.4% for the three months and nine months ended September 30, 2013 compared with 38.3% and 38.1%, respectively, for the comparable 2012 periods. The dollar amount of these expenses decreased to $18.9 million in the 2013 third quarter as compared with $23.2 million in the 2012 third quarter due to lower outsourced services expenses as a result of a shift in the mix of projects and the hiring of some temporary employees. Expenses increased to $66.9 million from $65.3 million for the nine-month period. The increase was due to increases in rent expense, other office expenses, depreciation expense, and travel and entertainment expenses.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2013, we estimate that our effective annual income tax rate for 2013 will be approximately 38% before considering any discrete items.
The U.K. Finance Bill 2013 was enacted during the reporting period ended September 30, 2013. This bill includes a change in the main U.K. corporation tax rate from its current 23% rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This tax rate change resulted in a discrete tax expense of approximately $1.3 million for the three months and nine months ended September 30, 2013. This increase in taxes was offset by other discrete items.
The provision for income taxes on consolidated income totaled $24.2 million and $21.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the provision for income taxes on consolidated income for the nine months ended September 30, 2013 compared with the comparable period of 2012 was primarily due to the overall increase in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates increased the overall effective rate as compared with 2012.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.8 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. Interest income totaled $232,000 and $282,000 for the three months ended September 30, 2013 and 2012, respectively. Corporate interest expense totaled $5.3 million and $7.6 million for the nine months ended September 30, 2013 and 2012, respectively. Interest income totaled $585,000 and $826,000 for the nine months ended September 30, 2013 and 2012, respectively. The decline in interest expense was due primarily to lower average borrowings in the first nine months of 2013 compared with the first nine months of 2012. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.6 million and $4.8 million for the three months and nine months ended September 30, 2013 and 2012 respectively, and $1.5 million and $4.7 million for the comparable periods in 2012. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.

Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $279,000 and $652,000 was recognized during the three months and nine months ended September 30, 2013, respectively, compared with $77,000 and $322,000 for the comparable periods in 2012, respectively. The increases in both periods of 2013 compared with the comparable periods of 2012 were primarily due to the expense related to the granting in 2013 of 748,000 non-qualified stock options to certain executives under the Company's Executive Stock Bonus Plan. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings (loss). For the three months and nine months ended September 30, 2013 and 2012, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were a net credit of $0.3 million and a net cost of $5.4 million for the three months and nine months ended September 30, 2013, respectively, and net costs of $2.0 million and $7.9 million for the comparable periods in 2012. The decreased costs for the three months ended September 30, 2013 compared with the same period in 2012 were due to a $1.6 million decrease in incentive compensation expenses and a $0.4 million reduction in professional fees. The decreased costs for the nine months ended September 30, 2013 compared with the same period in 2012 were due to a $2.0 million decrease in self-insured expenses and a $1.6 million decrease in defined benefit plan pension expense, partially offset by a $0.6 million adjustment to the estimated loss on a leased facility the Company no longer uses and higher professional fees.
Special Charges
There were no special charges in the third quarter or first nine months of 2013. Special charges of $0.3 million and $2.8 million were incurred in the quarter and nine months ended September 30, 2012, respectively, for severance costs, stay bonuses and certain other expenses related to a project to outsource certain aspects of our technology infrastructure to a third-party provider.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2013, our working capital balance (current assets less current liabilities) was approximately $70.8 million, an increase of $21.1 million from the working capital balance at December 31, 2012. Our cash and cash equivalents were $51.1 million at September 30, 2013, compared with $71.2 million at December 31, 2012.
Cash and cash equivalents as of September 30, 2013 consisted of $6.7 million held in the U.S. and $44.4 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012 and continues into 2013, and we have provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for those operations, repay non-U.S. debt, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Used in Operating Activities
Cash used in operating activities was $9.5 million for the nine months ended September 30, 2013, compared with cash provided by operating activities of $10.3 million for the comparable period of 2012. The decline in cash from operating activities was due to a large reduction in accounts payable and accrued liabilities in 2013 compared with 2012.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $22.6 million in the nine months ended September 30, 2013 compared with $22.9 million in the first nine months of 2012. Included in the nine months ended September 30, 2013 was $2.3 million paid for a 51% interest in Lloyd Warwick International Limited, a specialist loss consulting company based in London which offers onshore and offshore energy expertise, and $0.2 million paid for an adjusting firm in Canada .
Cash Provided by Financing Activities
Cash provided by financing activities was $13.7 million for the nine months ended September 30, 2013 compared with $3.5 million for the comparable period of 2012. We paid $6.4 million in dividends in the first nine months of 2013, compared with $4.7 million in the first nine months of 2012. During the 2013 period, we increased our short-term borrowings and book overdraft by $22.0 million, made principal payments totaling $0.6 million on our capital leases, repurchased $1.9 million of common stock under our share repurchase program, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During the 2012 period, we increased our short-term borrowings and book overdraft by $16.2 million, made principal payments totaling $6.5 million on our capital leases and long-term debt, repurchased $0.6 million of common stock under our share repurchase program, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our line of credit facility totaled $126.3 million at September 30, 2013. Our short-term debt obligations typically peak during the first nine months of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $185.5 million as of September 30, 2013 compared with $166.4 million at December 31, 2012.
The Company is required to make contributions to its U.S. defined benefit pension plan of $2,600,000 in the fourth quarter of 2013. There are no required contributions to the U.K. plans for the remainder of 2013; however, the Company expects to make additional contributions of approximately $1,700,000 to the U.K. plans in the fourth quarter of 2013.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2013 compared with our Condensed Consolidated Balance Sheet as of December 31, 2012 were as follows:

•
Cash and cash equivalents decreased $20.0 million, or $18.4 million net of currency exchange, due primarily to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable and unbilled revenues increased $34.6 million, or $41.4 million net of currency exchange impacts. This increase was primarily due to increased receivables in Canada and Legal Settlement Administration.

•	Income taxes currently payable increased $9.1 million due to the timing of statutory tax payments.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $29.5 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At September 30, 2013, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments and the Berkeley Heights, NJ, lease described below, our obligations under these operating lease agreements have not changed materially since December 31, 2012.
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

As previously disclosed, at December 31, 2012, management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to accounting for income taxes. During the three months ended September 30, 2013, we continued a number of remediation efforts which are described below. These activities are still ongoing. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).
In light of the fact that, as of September 30, 2013 these remediation efforts were still ongoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2013 we completed some of the previously disclosed activities intended to remediate our material weakness in internal control over financial reporting related to accounting for income taxes, as outlined in our previous filings with the SEC. The activities completed included the hiring of additional qualified personnel and restructuring the Company's corporate tax function to separate the tax accounting function from other tax-related activities. We continue to undertake additional remediation activities as follows:

•	expanding the use of our tax accounting software and adding additional functionality in order to improve effectiveness of system reporting; and

•
implementing additional policies and procedures to enhance internal control and provide timely reconciliation and review of the Company's income tax accounting including those policies and procedures related to our international operations.

As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary.
Management is committed to improving the Company's internal control processes and has developed and presented to its Audit Committee a plan and timetable for the implementation of all of the remediation measures described above. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company's internal control over financial reporting related to accounting for income taxes. The Company expects to complete the required remedial actions during 2013.
The evaluation discussed above identified material changes in the Company's internal control over financial reporting as of September 30, 2013. The Company's Broadspire segment has substantially completed the migration to two new computer information systems that are integral to its business. One system is used to manage the claims handled by Broadspire while the other system is used in its medical bill review operations.
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
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during each month in the quarter ended September 30, 2013. As of September 30, 2013, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,059,751 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2013				1,232,503
July 1, 2013 - July 31, 2013
CRDA	35,567	$5.78	35,567
CRDB	—	$—	—
Totals as of July 31, 2013				1,196,936
August 1, 2013 - August 31, 2013
CRDA	93,784	$6.63	93,784
CRDB	—	$—	—
Totals as of August 31, 2013				1,103,152
September 1, 2013 - September 30, 2013
CRDA	43,401	$6.93	43,401
CRDB	—	$—	—
Totals as of September 30, 2013	172,752		172,752	1,059,751

Item 6. Exhibits
See Index to Exhibits on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 4, 2013	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2013	/s/ W. Bruce Swain
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