Form 10-K
period 2013-12-31
CRAWFORD & CO
filed 2014-02-26
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $148,027,283 as of June 28, 2013, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each of the Registrant's classes of common stock, as of February 21, 2014, was:
Class A Common Stock — $1.00 Par Value — 29,864,900 Shares
Class B Common Stock — $1.00 Par Value — 24,690,172 Shares

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its annual shareholders’ meeting to be held May 8, 2014, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2013

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company, its subsidiaries, and variable interest entities.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to, among other things, our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2013, the Company reported total revenues before reimbursements of $1.163 billion.

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

DESCRIPTION OF SERVICES

The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers’ compensation claims and medical management; and legal settlement administration. The Crawford System is delivered to clients through the Company's four operating segments: Americas, which primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP, which serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand); Broadspire®, which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration, which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

AMERICAS.  The Americas segment accounted for 29.4% of the Company's revenues before reimbursements in 2013. The Company’s Americas segment provides claims management services in the U.S., Canada, Latin America, and the Caribbean. Substantially all of the Company's Americas segment revenues are derived from the insurance company market. These insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation and evaluation of property and casualty insurance claims.

Claims management services offered by our Americas segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

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

Our Americas revenues are reported for three regions: U.S. Property & Casualty ("USP&C"); Canada; and Latin America/Caribbean. USP&C operations are comprised of four major service lines: U.S. Claims Field Operations, Contractor Connection®, U.S. Technical Services, and U.S. Catastrophe Services.

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

•
U.S. Technical Services is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to strategically manage large complex losses.

•
U.S. Catastrophe Services is an independent adjusting resource for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

Canada:

Services provided by our Canadian operations are comparable in scope and offerings to the services provided by USP&C operations, and also include third-party administration and class action services.

Latin America/Caribbean:

Services provided by our Latin America/Caribbean operations are comparable in scope and offerings to the services provided by U.S. Claims Field Operations, U.S. Technical Services and U.S. Catastrophe Services. In addition, our Latin America/Caribbean operations provide affinity claims management.

EMEA/AP.  The EMEA/AP segment accounted for 30.1% of the Company's revenues before reimbursements in 2013. The Company’s EMEA/AP revenues are derived primarily from the insurance company and third-party administration markets. Revenues within EMEA/AP are reported for three regions: the U.K.; Continental Europe, the Middle East and Africa (“CEMEA”); and Asia-Pacific. The major elements of EMEA/AP claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our USP&C operations. The segment also derives revenues from third-party administration services provided under the Broadspire brand across EMEA/AP.

BROADSPIRE.  The Broadspire segment accounted for 21.7% of the Company's revenues before reimbursements in 2013. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies, offering a comprehensive, integrated platform of workers’ compensation and liability claims management as well as medical management services. Major risk categories serviced by the Broadspire segment are:

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

Through the Broadspire segment, the Company provides a complete range of claims and risk management services to clients in the self-insured or commercially insured marketplace. In addition to field investigation and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation and Liability Claim Management; Medical Management; and Risk Management Information Services.

•	The Workers' Compensation and Liability Claim Management service line offers a comprehensive, integrated approach to workers' compensation and liability claims management.

•
The Medical Management service line offers case managers who proactively manage medical treatment while facilitating understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in a cost-effective method.

•
Risk Management Information Services are provided through Risk Sciences Group, Inc. (“RSG”), a wholly-owned subsidiary of the Company that reports through the Broadspire segment. RSG is a leading risk management information systems software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers.

LEGAL SETTLEMENT ADMINISTRATION.  The Legal Settlement Administration segment accounted for 18.8% of the Company's revenues before reimbursements in 2013. The segment provides legal settlement administration services related to securities, product liability, other class action settlements, and bankruptcies. These services include identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are generally referred to by the Company as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly-owned subsidiary of the Company. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers solutions in three core areas:

•	Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants to expedite high-volume class action settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy under Chapter 11.

•	GCG Communications — legal notice programs for successful case administration.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2013	2012	2011
Americas	29.4%	28.4%	31.8%
EMEA/AP	30.1%	31.2%	30.2%
Broadspire	21.7%	20.3%	20.9%
Legal Settlement Administration	18.8%	20.1%	17.1%
	100.0%	100.0%	100.0%

Financial results from the Company's operations outside of the U.S., Canada, and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2013, 2012, and 2011 consolidated financial statements include the financial position of such operations as of October 31, 2013 and 2012, respectively, and the results of such operations and cash flows for the fiscal periods ended October 31, 2013, 2012, and 2011, respectively.

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

Additional financial information regarding each of the Company's segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 13, “Segment and Geographic Information,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

Revenues and operating earnings from the Legal Settlement Administration operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. For the years ended December 31, 2012 and 2011, the Company's previously disclosed special projects, the Deepwater Horizon class action settlement and the Gulf Coast Claims Facility ("GCCF") projects, together accounted for more than 10% of the revenues of the Company on a consolidated basis. For the year ended December 31, 2013, Legal Settlement Administration continued to derive a material amount of its revenues from the Deepwater Horizon class action settlement project. In addition, the segment received more than 10% of its revenues from another non-Gulf related class action settlement project. The revenues from each of these projects were less than 10% of our consolidated 2013 revenues. These projects continue to wind down. Although we expect to continue to earn revenues from these projects through 2014, we expect these revenues, and related operating earnings, to be at a reduced rate as compared to 2013. No assurances of timing of the project end dates and, therefore, continued revenues and operating earnings, can be provided. In the event the Company is unable to replace revenues from these projects upon the termination or other expiration thereof, or at a time or times when revenues therefrom are materially reduced and not replaced, with revenues and operating earnings from new projects and customers within this or other segments, there could be a material adverse effect on the Company's results of operations.

In addition, in each of the years ended December 31, 2013, 2012, and 2011, the Company's EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our revenues on a consolidated basis. The services provided to this customer vary on a country-by-country basis and are covered by the terms of multiple contractual arrangements. In the event we are not able to replace any lost revenues from this customer with revenues from another source, we believe that loss of revenues from this customer could result in materially lower revenues and operating earnings within the EMEA/AP segment, and possibly for the Company as a whole.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company’s intellectual property portfolio is an important asset which it seeks to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. The Company owns a number of active trademark applications and registrations which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse affect on our business, however the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

SERVICE DELIVERY

The Company’s claims management services are offered primarily through its global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national and regional insurance carriers.

COMPETITION

The global claims management services market is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. Such demand is also impacted by decisions insurance companies and self-insured entities may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Accordingly, we are limited in our ability to predict case volumes in any period. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

We typically earn our revenues on an individual fee-per-case basis for claims management services we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Fees are generally earned on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related events and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

The Company competes with a substantial number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company’s or may, in certain markets, have local knowledge which provides them a competitive advantage. The Company does not believe that these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and large number of geographically dispersed offices provide the Company with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market is also highly competitive but comprised of a smaller number of specialized firms. The demand for these services is generally not directly tied to or affected by the insurance underwriting cycle. Such demand is largely dependent on: the volume of securities and product liability class action settlements; the volume of Chapter 11 bankruptcy filings and the resulting settlements; and general economic conditions. Competition in this segment is primarily on pricing, resource allocation ability, and experience servicing similar matters. The Company believes that our experienced leadership, coupled with global resources and state-of-the-art technology, provide a competitive advantage in this market.

EMPLOYEES

At December 31, 2013, the total number of full-time equivalent employees ("FTEs") was 8,551. In addition, the Company also from time to time uses the resources of a significant number of available temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotion from their existing positions. The Company generally considers its relations with its employees to be good.

In addition to technical training through Crawford Educational Services, the Company also provides ongoing professional education for certain of its management personnel on general management, marketing, and sales topics. These programs involve both in-house and external resources.

BACKLOG

At December 31, 2013 and 2012, our Legal Settlement Administration segment had an estimated backlog of projects awarded totaling approximately $108 million and $152 million, respectively. Additional information regarding this backlog is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.” Backlog is not meaningful for our other segments.

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

Because we depend on case volume for revenue streams, a reduction in case referrals for any reason may materially adversely impact our results of operations and financial condition. We are unable to predict case volumes for a number of reasons, including the following:

•
changes in the degree to which property and casualty insurance carriers or self-insured entities outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

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

For the years ended December 31, 2013, 2012 and 2011, we derived a material amount of our revenues from a limited number of clients. If we lose revenues from these clients and are not able to replace them, our financial condition and results of operations could be materially adversely affected.

For the years ended December 31, 2012 and 2011, we derived in excess of 10% of our consolidated revenues from the combination of our two previously disclosed special projects in the Legal Settlement Administration segment, the Deepwater Horizon class action settlement and the GCCF projects. For the year ended December 31, 2013, Legal Settlement Administration continued to derive a material amount of its revenues from the Deepwater Horizon class action settlement project. In addition, the segment received more than 10% of its revenues from another non-Gulf related class action settlement project. The revenues from each of these projects were less than 10% of our consolidated 2013 revenues. These projects continue to wind down. Although we expect to continue to earn revenues from these projects through 2014, we expect these revenues, and related operating earnings, to be at a reduced rate as compared to 2013. No assurances of timing of the project end dates and, therefore, continued revenues and operating earnings, can be provided.

In addition, in each of the years ended December 31, 2013, 2012 and 2011, our EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our consolidated revenues. The services provided to this customer vary on a country-by-country basis and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are unable to replace revenues from these limited projects and customers upon the termination of the projects or contractual relationships with revenues from new projects and customers within these or other segments, as the case may be, our consolidated revenues and operating earnings would be materially reduced, which would materially adversely affect our financial condition and results of operations.

Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period for various reasons, any of which can materially impact our financial condition and results of operations.

Our Legal Settlement Administration service revenues are project-based and can fluctuate significantly from period to period. Revenues from this segment are in part dependent on product liability, bankruptcy and securities class action cases and settlements. Legislation or a change in market conditions could curtail, slow or limit growth of this part of our business. Tort reforms in the U.S., at either the national or state levels, could limit the number and size of future class action cases and settlements. Any slowdown in the referral of projects to the Legal Settlement Administration segment or the commencement of services under the projects in any period, if not replaced by new revenue sources in our other segments, could materially adversely impact our financial condition and results of operations.

We currently operate on multiple proprietary software platforms to support our service offerings and internal corporate systems. The failure or obsolescence of any of these platforms, if not remediated or replaced, could materially adversely affect our business, results of operations, and financial condition.

We currently utilize multiple software platforms to support our service offerings. We believe certain of these software platforms distinguish our service offerings from our competitors. Development of such software platforms is highly competitive and failure of one or more of our software platforms to function properly, or the failure of these platforms to remain competitive, could materially adversely affect our business, results of operations, and financial condition.

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

We currently, and from time to time in the future may, outsource significant portions of our internal business functions to third-party providers. Third-party providers may not comply on a timely basis with all of our requirements, or may not provide us with an acceptable level of service. In addition, our reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations, either of which could damage our relationships with our customers. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Our failure to successfully outsource any material portion of our business functions could materially adversely affect our business, results of operations, and financial condition.

We recently implemented a number of improvements to remediate a previously identified material weakness identified in our corporate tax accounting function. We may be at risk for a future material weakness, particularly if these improvements do not continue to operate effectively, which could result in a number of negative consequences.

As described in more detail in Item 9A., Controls and Procedures, in this Form 10-K and in certain of our other filings with the Securities and Exchange Commission, our management has recently taken certain measures to resolve a material weakness in our internal control over financial reporting, in our corporate tax accounting function. Although we have concluded that we have remediated this material weakness as of December 31, 2013, we will need to continue to monitor and evaluate the measures implemented to ensure that they are operating effectively and we may be at risk for a future material weakness, particularly if these new measures do not operate effectively. The existence of a material weakness could result in a number of negative consequences, including significant management time and attention, additional costs, future misstatements in our financial statements, our inability to timely meet financial statement reporting and filing obligations, a loss of confidence by investors in our reported financial information and a negative effect on the trading price of our common stock.

Control by a principal shareholder could adversely affect our other shareholders.

As of December 31, 2013, Jesse C. Crawford, a member of our Board of Directors, beneficially owned approximately 52% of our outstanding voting class B common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2013, Mr. Crawford also beneficially owned approximately 40% of our outstanding non-voting class A common stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price of our stock; or result in other actions that may be opposed by, or not be in the best interests of, our other shareholders.

We are subject to insurance underwriting market cycle risks. We may not be able to identify new revenue sources not directly tied to this cycle and, in that event, would remain subject to its risks.

Although the insurance industry underwriting cycle has been characterized in recent years as soft, the property-casualty underwriting cycle remains volatile and could rapidly transition to a harder market due to certain factors such as the occurrence of significant catastrophic losses or the performance of capital markets. In softer insurance markets, insurance premiums and deductible levels are generally in decline and industry-wide claim volumes generally increase, which should increase claim referrals to us provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, increased excluded coverages, increased reservation of rights letters, and more unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share.

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

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. The unauthorized access to, alteration or disclosure of this data, whether as a result of criminal conduct, advances in computer hacking or otherwise, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

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

Our international operations face political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face, among other risks: the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding trade and investment abroad; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

International operations also subject us to numerous additional laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anti-corruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. We are also impacted by decisions insurance companies and self-insured entities may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Accordingly, we are limited in our ability to predict case volumes in any period. Our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts. In addition, the goodwill and intangible assets in each of our segments are exposed to potential impairment if we are unable to effectively compete or our financial results are otherwise materially negatively impacted. In particular, we believe our indefinite-lived intangible asset consisting of the Broadspire trade name, with a carrying value of $29.1 million, our SLS trade name with a value of $2.0 million, and the $42.0 million of goodwill in the Americas segment, are most exposed to potential impairments.

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

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") and certain of our U.K. defined benefit pension plans (the "U.K. Plans") are underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan, the U.K Plans, and our other international defined benefit pension plans,the projected benefit obligations for these specific plans were underfunded by $103.0 million. Pension funding rules under the Pension Protection Act of 2006 , as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act, require us to make substantial contributions to our frozen U.S. Qualified Plan. Failure to meet the funding requirements could result in the imposition of fines, penalties or plan disqualification. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. Plans. Volatility in the capital markets may also have a further negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition. During 2013 we made contributions of $18.0 million and $6.5 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2012, we made contributions of $13.5 million and $6.6 million to our U.S. Qualified Plan and U.K. Plans, respectively.

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

We are party to a credit facility, dated December 8, 2011, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto, as amended (the “Credit Facility”). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we will be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. There can be no assurance that our actual financial results will match our projected results or that we will not violate such covenants. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business.

The risks described above are not the only ones facing us, but are the ones currently deemed the most material by us based on available information. New risks may emerge from time to time, and it is not possible for management to predict all such risks, nor can we assess the impact of known risks on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2013, the Company owned a building in Tucker, Georgia where part of its information technology facility was previously located. The Company also owned an office in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2013, the Company leased over 400 other office locations for use by one or more of its segments under various leases with varying terms. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRDA and CRDB, as reported on the NYSE:

2013	First	Second	Third	Fourth
CRDA — High	$5.91	$5.59	$7.44	$8.33
CRDA — Low	$4.72	$4.82	$5.04	$7.00
CRDB — High	$8.37	$8.02	$9.86	$11.26
CRDB — Low	$6.66	$5.62	$5.71	$8.60

2012	First	Second	Third	Fourth
CRDA — High	$4.55	$3.91	$4.64	$5.64
CRDA — Low	$3.33	$3.15	$3.41	$3.78
CRDB — High	$6.44	$5.15	$5.15	$7.98
CRDB — Low	$4.38	$3.47	$3.40	$4.60

During the year ended December 31, 2013, we declared and paid quarterly cash dividends totaling $0.18 per share and $0.14 per share on CRDA and CRDB, respectively. During the year ended December 31, 2012, we declared and paid cash dividends totaling $0.20 per share and $0.16 per share on CRDA and CRDB, respectively. The 2012 dividends included a special $0.06 per share dividend on CRDA and CRDB, in addition to dividends declared each quarter. In addition, during the quarter ending March 31, 2014, we declared cash dividends of $0.05 per share on CRDA and $0.04 per share on CRDB, which dividends are payable on March 27, 2014 to shareholders of record at the close of business on March 13, 2014.

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility. The covenants in our Credit Facility limit dividend payments to shareholders. See Note 4, “Short-Term and Long-Term Debt, Including Capital Leases” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The number of record holders of the Company’s stock as of December 31, 2013: CRDA — 2,937 and CRDB — 507.

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or a combination thereof) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines.

Through December 31, 2013, the Company had repurchased 1,162,335 shares of CRDA and 7,000 shares of CRDB under this authorization. The table below sets forth the repurchases of CRDA and CRDB by the Company under the repurchase program during the three months ended December 31, 2013. As of December 31, 2013, the Company's authorization to repurchase shares of its common stock was limited to an additional 830,665 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of September 30, 2013				1,059,751
October 1, 2013 - October 31, 2013
CRDA	70,750	$7.34	70,750
CRDB	—	$—	—
Totals as of October 31, 2013				989,001
November 1, 2013 - November 30, 2013
CRDA	71,141	$7.58	71,141
CRDB	—	$—	—
Totals as of November 30, 2013				917,860
December 1, 2013 - December 31, 2013
CRDA	87,195	$7.57	87,195
CRDB	—	$—	—
Totals as of December 31, 2013	229,086		229,086	830,665

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31,	2013	2012	2011	2010	2009
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,163,445	$1,176,717	$1,125,355	$1,030,417	$969,868
Reimbursements	89,985	89,421	86,007	80,384	78,334
Total Revenues	1,253,430	1,266,138	1,211,362	1,110,801	1,048,202
Total Costs of Services	936,427	936,059	917,929	839,247	792,325
Americas Operating Earnings (1)	18,532	11,878	20,007	20,748	29,394
EMEA/AP Operating Earnings (1)	32,158	48,481	28,096	24,828	23,401
Broadspire Operating Earnings (Loss) (1)	8,245	21	(11,417)	(11,712)	(1,602)
Legal Settlement Administration Operating Earnings (1)	46,752	60,284	51,307	47,661	13,130
Unallocated Corporate and Shared Costs and Credits, Net	(10,829)	(10,504)	(9,403)	(5,841)	(10,996)
Goodwill and Intangible Asset Impairment Charges	—	—	—	(10,788)	(140,945)
Net Corporate Interest Expense	(6,423)	(8,607)	(15,911)	(15,002)	(14,166)
Stock Option Expense	(948)	(408)	(450)	(761)	(914)
Amortization of Customer-Relationship Intangible Assets	(6,385)	(6,373)	(6,177)	(5,995)	(5,994)
Special (Charges) and Credits, Net	—	(11,332)	2,379	(4,650)	(4,059)
Income Taxes	(29,766)	(33,686)	(12,739)	(9,712)	(2,618)
Net Income Attributable to Noncontrolling Interests	(358)	(866)	(288)	(448)	(314)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$50,978	$48,888	$45,404	$28,328	$(115,683)
Earnings (Loss) Per CRDB Share (2):
Basic	$0.91	$0.88	$0.84	$0.54	$(2.23)
Diluted	$0.90	$0.87	$0.83	$0.53	$(2.23)
Current Assets	$369,681	$386,765	$369,549	$379,405	$325,715
Total Assets	$790,058	$847,415	$818,477	$820,674	$742,905
Current Liabilities	$317,393	$318,174	$286,749	$296,841	$258,998
Long-Term Debt, Less Current Installments	$101,770	$152,293	$211,983	$220,437	$173,061
Total Debt	$137,645	$166,406	$214,187	$223,328	$181,282
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	$199,805	$136,199	$133,472	$89,516	$56,682
Total Capital	$337,450	$302,605	$347,659	$312,844	$237,964
Current Ratio	1.2:1	1.2:1	1.3:1	1.3:1	1.3:1
Total Debt to Total Capital Ratio	40.8%	55.0%	61.6%	71.4%	76.2%
Return on Average Shareholders’ Investment	30.3%	36.3%	40.7%	38.8%	(99.6)%
Cash Provided by Operating Activities	$77,844	$92,853	$36,676	$26,167	$51,664
Cash Used in Investing Activities	$(33,528)	$(33,803)	$(34,933)	$(42,531)	$(31,169)
Cash (Used in) Provided by Financing Activities	$(39,132)	$(64,918)	$(17,964)	$39,520	$(26,555)
Shareholders’ Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$3.60	$2.48	$2.46	$1.68	$1.09
Cash Dividends Per Share:
CRDA	$0.18	$0.20	$0.10	$—	$—
CRDB	$0.14	$0.16	$0.08	$—	$—
Weighted-Average Shares and Share-Equivalents:
Basic	54,543	54,229	53,517	52,664	51,830
Diluted	55,545	54,965	54,246	53,234	51,830

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, and representing segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, goodwill and intangible asset impairment charges, income tax expense, and net income attributable to noncontrolling interests.

(2)
Earnings (loss) per share for CRDA and CRDB were the same for years 2009 - 2010. Beginning in 2011, a higher per share dividend was declared on nonvoting CRDA shares than on voting CRDB shares, impacting the earnings per share calculation according to generally accepted accounting principles. As a result, unless otherwise indicated, references to earnings per share refer to CRDB, which is a more dilutive presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. As described in Note 1, “Significant Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, financial results from the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2013, 2012, and 2011 consolidated financial statements include the financial position of such subsidiaries as of October 31, 2013 and 2012, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2013, 2012 and 2011, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration. Shares of the Company’s two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

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

The global claims management services market is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. Such demand is also impacted by decisions insurance companies and self-insured entities may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Accordingly, we are limited in our ability to predict case volumes in any period. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to property and casualty insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

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

Results of Operations

Executive Summary

Net income attributable to Crawford & Company was $51.0 million in 2013, compared with net income of $48.9 million in 2012 and $45.4 million in 2011. As discussed below, the Company recorded certain pretax special charges in 2012 and certain pretax special charges and credits in 2011. There were no special charges or credits in 2013.

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

During 2011, the Company recorded a net pretax special credit of $2.4 million, consisting of a gain of $7.0 million related to the final settlement of a legal arbitration, partially offset by a $3.4 million write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1.2 million in severance expense related to the Broadspire segment.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) improved in our Americas and Broadspire segments from 2012 to 2013, while we experienced expected declines in our EMEA/AP and Legal Settlement Administration segments. Segment operating earnings improved for all of our segments except the Americas from 2011 to 2012. In the Americas segment, operating earnings improved 56.0% from 2012 to 2013 as results from the Canadian operations showed marked improvement, primarily due to claims resulting from flood losses. Americas operating earnings for 2013 were also positively impacted by additional claims handling resulting from superstorm Sandy, continued growth in our Contractor Connection managed repair network, cost reductions in the U.S. and Canada, and a $2.3 million gain from the sale of the rights to a customer contract in Latin America. Americas operating earnings in 2012 were 40.6% less than 2011 due to a lack of weather-related claims in the U.S. and Canada.

Broadspire's operating earnings improved each year from 2011 to 2013. The improvements were due to higher revenues and improved control over operating expenses. The results for 2013 also included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims.

As expected, both EMEA A/P and Legal Settlement Administration's operating earnings declined in 2013 compared to 2012, reflecting the expected decline in revenues from two special projects. EMEA A/P completed the handling of claims resulting from the 2011 Thailand flooding, while Legal Settlement Administration had lower revenue from the Deepwater Horizon special project. Operating earnings in 2012 compared to 2011 were higher in both segments due to these special projects.

Compared with 2012, our consolidated revenues before reimbursements were 1.1% lower in 2013 due primarily to lower revenues from the special projects in EMEA/AP and Legal Settlement Administration, partially offset by improvements in our Canadian operations in our Americas segment and in our Broadspire segment. The Deepwater Horizon special project in Legal Settlement Administration continues to wind down. Although we currently expect to earn revenues from the Deepwater Horizon project through 2014, we expect revenues and the related segment operating earnings to be at a reduced rate as compared to 2013 levels. No assurances of timing of the project end date and, therefore, the amount or timing of continued revenues, can be provided. In the event we are unable to replace revenues from the Deepwater Horizon project upon the termination or other expiration thereof, or at a time or times when revenues therefrom are materially reduced and not replaced, with revenues from new projects and customers within this or other segments, there could be a material adverse effect on our results of operations.

"Other income" includes dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the year ended December 31, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America in the first quarter of 2013. All of these amounts are included in the Americas segment operating earnings.

Selling, general and administrative ("SG&A") expenses were 1.7% higher in 2013 than in 2012 and 3.1% higher in 2012 than in 2011. The increases in both years were primarily due to increases in professional fees.

Segment Operating Earnings (Loss) of our Operating Segments

We believe that a discussion and analysis of the segment operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 13, “Segment and Geographic Information," to the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. We believe this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings (loss) represent segment earnings (loss) before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests.

Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

Income taxes, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and varies significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for customer-relationship intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.

Special charges and credits arise from time to time from events (such as expenses related to restructurings, losses on subleases, arbitration awards, debt refinancings, and goodwill impairment charges) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Segment Expenses

Our discussion and analysis of segment operating expenses is comprised of two components. “Direct Compensation and Fringe Benefits” includes all compensation, payroll taxes, and benefits provided to our employees, which, as a service company, represents our most significant and variable operating expense. “Expenses Other Than Direct Compensation and Fringe Benefits” includes outsourced services, office rent and occupancy costs, office operating expenses, cost of risk, amortization and depreciation expense other than amortization of customer-relationship intangible assets, and allocated corporate and shared costs. Expense amounts in the following discussion and analysis exclude reimbursed out-of-pocket expenses.

Allocated corporate and shared costs are allocated to our four operating segments based primarily on usage. These allocated costs are included in the determination of segment operating earnings (loss).

Operating results for our segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company, were as shown in the following table. Certain marketing functions that were previously included in each segment are now included in our corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

				% Change From Prior Year
Year Ended December 31,	2013	2012	2011	2013	2012
	(In thousands, except percentages)
Revenues Before Reimbursements:
Americas	$342,240	$334,431	$357,872	2.3%	(6.6)%
EMEA/AP	350,164	366,718	340,090	(4.5)%	7.8%
Broadspire	252,242	238,960	234,775	5.6%	1.8%
Legal Settlement Administration	218,799	236,608	192,618	(7.5)%	22.8%
Total, before reimbursements	1,163,445	1,176,717	1,125,355	(1.1)%	4.6%
Reimbursements	89,985	89,421	86,007	0.6%	4.0%
Total Revenues	$1,253,430	$1,266,138	$1,211,362	(1.0)%	4.5%
Direct Compensation & Fringe Benefits:
Americas	$210,887	$212,253	$227,009	(0.6)%	(6.5)%
% of related revenues before reimbursements	61.6%	63.5%	63.4%
EMEA/AP	222,785	220,828	221,899	0.9%	(0.5)%
% of related revenues before reimbursements	63.6%	60.2%	65.2%
Broadspire	129,321	129,481	135,613	(0.1)%	(4.5)%
% of related revenues before reimbursements	51.3%	54.2%	57.8%
Legal Settlement Administration	85,787	84,613	72,010	1.4%	17.5%
% of related revenues before reimbursements	39.2%	35.8%	37.4%
Total	$648,780	$647,175	$656,531	0.2%	(1.4)%
% of Revenues before reimbursements	55.8%	55.0%	58.3%
Expenses Other than Direct Compensation & Fringe Benefits:
Americas	$112,821	$110,300	$110,856	2.3%	(0.5)%
% of related revenues before reimbursements	33.0%	32.9%	31.0%
EMEA/AP	95,221	97,409	90,095	(2.2)%	8.1%
% of related revenues before reimbursements	27.2%	26.6%	26.5%
Broadspire	114,676	109,458	110,579	4.8%	(1.0)%
% of related revenues before reimbursements	45.4%	45.8%	47.1%
Legal Settlement Administration	86,260	91,711	69,301	(5.9)%	32.3%
% of related revenues before reimbursements	39.4%	38.7%	36.0%
Total, before reimbursements	408,978	408,878	380,831	—%	7.4%
% of Revenues before reimbursements	35.2%	34.7%	33.8%
Reimbursements	89,985	89,421	86,007	0.6%	4.0%
Total	$498,963	$498,299	$466,838	0.1%	6.7%
% of Revenues	39.8%	39.4%	38.5%
Segment Operating Earnings (Loss):
Americas	$18,532	$11,878	$20,007	56.0%	(40.6)%
% of related revenues before reimbursements	5.4%	3.6%	5.6%
EMEA/AP	32,158	48,481	28,096	(33.7)%	72.6%
% of related revenues before reimbursements	9.2%	13.2%	8.3%
Broadspire	8,245	21	(11,417)	nm	100.2%
% of related revenues before reimbursements	3.3%	—%	(4.9)%
Legal Settlement Administration	46,752	60,284	51,307	(22.4)%	17.5%
% of related revenues before reimbursements	21.4%	25.5%	26.6%
(Deduct)/Add:
Unallocated corporate and shared costs and credits	(10,829)	(10,504)	(9,403)	3.1%	11.7%
Net corporate interest expense	(6,423)	(8,607)	(15,911)	(25.4)%	(45.9)%
Stock option expense	(948)	(408)	(450)	132.4%	(9.3)%
Amortization of customer-relationship intangible assets	(6,385)	(6,373)	(6,177)	0.2%	3.2%
Special charges and credits	—	(11,332)	2,379	nm	nm
Income before income taxes	81,102	83,440	58,431	(2.8)%	42.8%
Income taxes	(29,766)	(33,686)	(12,739)	(11.6)%	164.4%
Net income	51,336	49,754	45,692	3.2%	8.9%
Net income attributable to noncontrolling interests	358	866	288	(58.7)%	200.7%
Net Income Attributable to Shareholders of Crawford & Company	$50,978	$48,888	$45,404	4.3%	7.7%
_________________
nm = not meaningful

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment increased from $11.9 million in 2012 to $18.5 million in 2013, representing an operating margin of 5.4% in 2013 compared with 3.6% in 2012. Operating earnings improved 56.0% from 2012 to 2013 as a result of our Canadian operations showing marked improvement, primarily due to claims resulting from flood losses. Operating earnings for 2013 were also positively impacted by additional claims handling resulting from superstorm Sandy, continued growth in our Contractor Connection managed repair network, cost reductions in the U.S. and Canada, and a $2.3 million gain from the sale of the rights to a customer contract in Latin America.

Revenues before Reimbursements

Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2013	2012	Variance
	(In thousands)
U.S. Claims Field Operations	$104,001	$105,932	(1.8)%
U.S. Technical Services	27,479	29,122	(5.6)%
U.S. Catastrophe Services	36,067	38,504	(6.3)%
Subtotal U.S. Claims Services	167,547	173,558	(3.5)%
Contractor Connection	36,046	27,470	31.2%
Subtotal U.S. Property & Casualty	203,593	201,028	1.3%
Canada—all service lines	122,748	120,767	1.6%
Latin America/Caribbean—all service lines	15,899	12,636	25.8%
Total Revenues before Reimbursements	$342,240	$334,431	2.3%

For the year ended December 31, 2013 compared with the year ended December 31, 2012, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, decreasing revenues before reimbursements by 1.6%. Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 4.9% during this period. In addition, an overall unfavorable change in the mix of services provided and in the rates charged for those services also decreased revenues by approximately 1.0% in 2013 compared with 2012.

The decline in revenues in U.S. Claims Services primarily resulted from a lack of major weather-related events, and an increase in the number of claims that clients insource. The decline in revenues in U.S. Claims Services was mitigated in part by flood losses in Canada that were partially serviced by U.S.-based adjusters. The cases received from the Canadian flooding are reported as case volumes in Canada below. Revenues resulting from these cases were split between the U.S. and Canada based on the country from which the adjuster handling the claim was based. The overall decline in U.S. Claims Services was offset by increases in revenues from Contractor Connection. Contractor Connection revenues increased due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to repair networks. Contractor Connection revenues were also positively impacted by a price increase that was effective on July 1, 2013.

The revenue increase in Canada was primarily due to claims resulting from the aforementioned flood losses in Canada.

Revenues in Latin America and the Caribbean increased approximately 38.0% in local currency. The increase in 2013 was primarily due to an increase in claim volume associated with the automotive and marine business lines.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $19.8 million in 2013, increasing from $18.0 million in 2012. The increase in 2013 was due primarily to increased expenses resulting from the increased claims related to the flood losses in Canada.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
U.S. Claims Field Operations	199,296	200,175	(0.4)%
U.S. Technical Services	6,384	8,388	(23.9)%
U.S. Catastrophe Services	36,134	61,346	(41.1)%
Subtotal U.S. Claims Services	241,814	269,909	(10.4)%
Contractor Connection	174,653	157,953	10.6%
Subtotal U.S. Property & Casualty	416,467	427,862	(2.7)%
Canada—all service lines	147,233	121,321	21.4%
Latin America/Caribbean—all service lines	69,605	54,264	28.3%
Total Americas Cases Received	633,305	603,447	4.9%

The 2013 decrease in U.S. Claims Services cases was primarily due to the lack of major weather-related claims activity in the U.S. and decisions by clients to insource certain claims handling functions. The 2013 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend in the insurance industry of shifting to contractor programs as an alternative property claims solution for high-frequency, low-complexity property cases, which we expect to continue for the foreseeable future.

The 2013 increase in cases in Canada, Latin America, and the Caribbean was due to increases in high-frequency, low-complexity automotive and affinity claims and the aforementioned flood losses in Canada.

Direct Compensation and Fringe Benefits

The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits. Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 61.6% for 2013 and 63.5% for 2012. There was an average of 2,675 FTEs (including 197 catastrophe adjusters) in 2013 compared with an average of 2,680 (including 181 catastrophe adjusters) in 2012.

Americas salaries and wages decreased 0.9%, to $178.4 million in 2013 from $179.9 million in 2012. Salaries and wages decreased $3.4 million due to a combination of the decline in the average number of FTEs and related lower overall average salaries and wages. This decrease was partially offset by a $1.9 million increase in incentive compensation expense due to the improved results. The lower average salaries resulted from changes in product mix that provided the segment the opportunity to use lower cost personnel as well as the segment's focus on creating a more variable labor force. Payroll taxes and fringe benefits for Americas totaled $32.5 million in 2013, decreasing 0.3% from 2012 expenses of $32.4 million. The overall decrease in 2013 compared with 2012 aligned with the decreased salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Americas expenses other than reimbursements, direct compensation and fringe benefits increased from $110.3 million in 2012 to $112.8 million in 2013, primarily due to a $1.0 million increase in outsourced service costs associated with handling superstorm Sandy claims, a $1.7 million increase in outsourced service costs in Canada in order to handle the increase in automotive claims, a $1.8 million increase in expenses at Contractor Connection resulting from the increase in revenues, and $0.3 million of increases in various other expenses, partially offset by a $2.3 million gain from the sale of the rights to a customer contract in Latin America.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings decreased to $32.2 million in 2013, a decrease of 33.7% from 2012 operating earnings of $48.5 million. The operating margin decreased from 13.2% in 2012 to 9.2% in 2013. This 2013 revenue decrease was due to a $30.2 million reduction in revenues associated with the 2011 Thailand floods and a decline in U.K. revenues, which were partially offset by increased claims volume and new sales of approximately $13.0 million in the core property and casualty markets in CEMEA and Asia-Pacific.

Revenues before Reimbursements

EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region were as follows:

Year Ended December 31,	2013	2012	Variance
	(In thousands)
U.K.	$119,747	$133,436	(10.3)%
CEMEA	112,374	97,396	15.4%
Asia-Pacific	118,043	135,886	(13.1)%
Total EMEA/AP Revenues before Reimbursements	$350,164	$366,718	(4.5)%

Revenues before reimbursements from our EMEA/AP segment totaled $350.2 million in 2013, a 4.5% decrease from $366.7 million in 2012. Compared with 2012, the U.S. dollar was stronger in 2013 against most major EMEA/AP currencies, resulting in a negative impact from exchange rate movements of $5.7 million, or 1.5%, of segment revenues from 2012 to 2013. Excluding the negative impact of exchange rate fluctuations, EMEA/AP revenues would have been $355.8 million in 2013, reflecting a decline in revenues on a constant dollar basis of 3.0%.

U.K. revenues declined due to a reduction in claims in the market, largely attributable to benign weather, lower reported fire and crime incidents and insourcing by some insurers when compared with the prior year. The increase in revenue in CEMEA for 2013 compared with 2012 was primarily due to an increase in high-frequency, low-complexity motor and residential claims from new and existing clients in Scandinavia, flooding in Germany and a $900,000 performance bonus from a client.

The lower revenues in Asia-Pacific were associated with an expected decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event. Revenues from Thailand were $16.3 million for 2013 compared with $37.0 million for 2012. Claims handling associated with the Thailand flooding event was substantially completed at the end of 2013.

EMEA/AP unit volume, measured by cases received, increased 2.7% in 2013 compared with 2012. Average revenue per claim decreased 5.7% from changes in the mix of services provided and in the rates charged for those services, primarily due to the decline in Thailand revenues, changes in the U.K. market and the additional high-frequency, low-complexity claim volumes in CEMEA.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues decreased to $33.4 million in 2013 from $40.2 million in 2012. Reimbursements for out-of-pocket expenses were higher in 2012 because of the increased expenses associated with handling the Thailand flood claims.

Case Volume Analysis

EMEA/AP unit volumes by region for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
U.K.	91,587	120,850	(24.2)%
CEMEA	227,910	188,843	20.7%
Asia-Pacific	149,016	146,406	1.8%
Total EMEA/AP Cases Received	468,513	456,099	2.7%

The decrease in cases received in the U.K. was primarily due to the benign weather, lower fire and crime incidents and lower reported claims in the market as a whole. The increase in CEMEA cases resulted primarily from summer storms and associated flooding in Germany. In addition, the Scandinavian market saw an increase in high-frequency, low-complexity motor and residential claims from new and existing clients. Asia-Pacific grew their overall claims volumes through a mix of high-frequency, low-complexity automotive and affinity business in Malaysia, Hong Kong and Singapore coupled with growth in Australia.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, increased to 63.6% in 2013 from 60.2% in 2012. The percentage increase primarily reflected changes in the mix of services provided and lower utilization of our staff within EMEA/AP after the Thailand floods,which returned the percentage to historical operating levels. The dollar amount of these expenses increased in 2013 by $2.0 million. There was an average of 3,045 EMEA/AP FTEs in 2013, a slight decrease from 3,067 in 2012 due to a decline in FTEs in the U.K. partially offset by an increase in FTEs in Asia-Pacific.

Salaries and wages of EMEA/AP segment personnel increased slightly to $188.7 million in 2013 compared with $188.5 million in 2012, increasing as a percent of revenues before reimbursements from 51.4% in 2012 to 53.9% in 2013. Payroll taxes and fringe benefits increased 5.6% to $34.1 million in 2013 compared with $32.3 million in 2012, primarily due to higher defined benefit pension expense in the U.K. and CEMEA.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 26.6% in 2012 to 27.2% in 2013, but the dollar amount of these expenses decreased by $2.2 million, primarily resulting from lower professional fees and a reduction in bad debt expense due to improved collections.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $8.2 million in 2013, or 3.3% of revenues, compared with breakeven operating earnings in 2012. The improvement over the prior year was due to higher revenues and improved control over operating expenses. The results for 2013 included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims. Operating earnings were also positively impacted by higher medical management revenues.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from providing a complete range of claims and risk management services to clients in the self-insured or commercially insured marketplace. In addition to field investigation and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2013	2012	Variance
	(In thousands)
Workers' Compensation and Liability Claims Management	$107,624	$100,051	7.6%
Medical Management	128,802	122,833	4.9%
Risk Management Information Services	15,816	16,076	(1.6)%
Total Broadspire Revenues before Reimbursements	$252,242	$238,960	5.6%

Broadspire segment revenues before reimbursements increased 5.6% to $252.2 million in 2013 compared with $239.0 million in 2012. Unit volumes for the Broadspire segment, measured principally by cases received, increased 13.5% from 2012 to 2013. Approximately 2.1% of the volume increase for 2013 compared with the same period in 2012 was due to the addition of approximately 5,000 incident reports from a major client in 2013, discussed below. The increase in revenues for 2013 compared with 2012 was primarily due to market share gains, increased client retention and increased medical management services referrals. The year was also positively impacted by the one-time increase in workers' compensation and liability claims management revenues of approximately $3.0 million previously discussed, or 1.3% of revenues. After adjusting for the incident-only cases and the one-time benefit, the overall mix of services provided and the rates charged for those services accounted for a decrease of 7.1% for 2013 compared with 2012. Revenues for a special project for one of our clients are charged at a lower rate than some of our other service lines and our medical management cases have a shorter duration and therefore less revenues associated with them.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.0 million in 2013, increasing from $3.9 million in 2012. This increase was primarily attributable to higher travel expenses incurred by our medical field case management personnel.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
Workers’ Compensation	156,742	152,160	3.0%
Casualty	80,457	62,407	28.9%
Other	34,920	25,274	38.2%
Total Broadspire Cases Received	272,119	239,841	13.5%

The 2013 increase in workers’ compensation cases was a result of a higher number of claims and referral levels in field case and medical management. The increase in casualty cases in 2013 compared with 2012 was due in part to a new client adding a significant number of claims for the year. Casualty cases in 2013 were also positively impacted by the receipt in the first quarter of 2013 of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs. The 2013 increases in other cases were primarily due to additional referrals in utilization management.

Direct Compensation and Fringe Benefits

Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits. Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 51.3% in 2013, compared with 54.2% in 2012. This decrease was due to both higher utilization and lower costs due to a decrease in the number of employees. Average FTEs totaled 1,595 in 2013, down from 1,659 in 2012.

Broadspire segment salaries and wages increased 0.5%, to $108.0 million in 2013 from $107.5 million in 2012, due to a $2.2 million increase in incentive compensation expense as a result of the improvement in operating results, which was partially offset by a $1.7 million reduction in salaries and wages resulting from the decline in the average number of FTEs. Payroll taxes and fringe benefits for our Broadspire segment totaled $21.3 million in 2013, decreasing 3.2% from 2012 expenses of $22.0 million, due to the decline in the average number of FTEs.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and fringe benefits decreased as a percent of segment revenues before reimbursements to 45.4% in 2013 from 45.8% in 2012. Total 2013 expenses increased by $5.2 million compared with 2012, primarily due to the increased use of outsourced service providers required to service the increased revenues.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

As expected, Legal Settlement Administration revenues in 2013 have declined compared with prior year levels primarily because of lower revenues from the Deepwater Horizon class action settlement project. Declines in Deepwater Horizon revenues have been partially offset by a number of other meaningful class action and bankruptcy projects. We expect activity in this special project to continue during 2014, although at a reduced rate. No assurances of timing of the Deepwater Horizon project end date and, therefore continued significant revenues from this project, can be provided.

Operating Earnings

Our Legal Settlement Administration segment reported 2013 operating earnings of $46.8 million, decreasing 22.4% from $60.3 million in 2012, with the related operating margin decreasing from 25.5% in 2012 to 21.4% in 2013. The changes in the operating margin were primarily the result of changes in the mix of services provided.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased 7.5% to $218.8 million in 2013, compared with $236.6 million in 2012. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of projects awarded. The decrease in Legal Settlement Administration revenues was due primarily to the tapering of the special project discussed above.

At December 31, 2013, we had an estimated backlog of awarded projects totaling $108.2 million, compared with $151.9 million at December 31, 2012. Of the $108.2 million backlog at December 31, 2013, an estimated $91.2 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment which are included in total Company revenues were $32.7 million in 2013, increasing from $27.3 million in 2012. Reimbursable expenses vary from year to year primarily due to the number of large mailings each year and the mail method utilized (i.e., express mail versus normal mail delivery).

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation and Fringe Benefits

Legal Settlement Administration direct compensation expense, including related payroll taxes and fringe benefits, as a percent of segment revenues before reimbursements, increased to 39.2% in 2013, compared with 35.8% in 2012. There was an average of 690 FTEs in 2013, compared with an average of 602 in 2012 as some outsourced service providers were hired as employees on a full-time basis.

Legal Settlement Administration salaries and wages, including incentive compensation, increased 0.2% to $76.0 million in 2013 from $75.9 million in 2012. Incentive compensation expense declined by $2.4 million, which almost offset the increase in compensation from the increased number of FTEs. Payroll taxes and fringe benefits for Legal Settlement Administration totaled $9.8 million in 2013, increasing 12.6% from 2012 costs of $8.7 million. This 2013 increase was primarily due to the increase in the number of FTEs in 2013.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

One of our most significant expenses in Legal Settlement Administration is outsourced services due to the variable, project-based nature of our work. Legal Settlement Administration expenses other than reimbursements, direct compensation and fringe benefits decreased 5.9% to $86.3 million in 2013 from $91.7 million in 2012, but increased as a percent of related segment revenues before reimbursements to 39.4% in 2013 from 38.7% in 2012. The dollar amount of these expenses decreased as a result of lower outsourced services expenses because of a shift in the mix of projects and the increased hiring discussed above. The increase as a percent of revenues before reimbursement was because expenses such as rent and deprecation, included in this category, are more fixed in nature and did not decline as revenues declined.

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment decreased from $20.0 million in 2011 to $11.9 million in 2012, representing an operating margin of 3.6% in 2012 compared with 5.6% in 2011. The decrease in 2012 was primarily due to a lack of weather-related claims in the U.S. and Canada, particularly in the first six months of 2012 as compared with 2011. Claims from superstorm Sandy in the northeastern U.S. improved results toward the end of 2012.

Revenues before Reimbursements

Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2012	2011	Variance
	(In thousands)
U.S. Claims Field Operations	$105,932	$113,597	(6.7)%
U.S. Technical Services	29,122	32,232	(9.6)%
U.S. Catastrophe Services	38,504	37,648	2.3%
Subtotal U.S. Claims Services	173,558	183,477	(5.4)%
Contractor Connection	27,470	22,678	21.1%
Subtotal U.S. Property & Casualty	201,028	206,155	(2.5)%
Canada—all service lines	120,767	136,177	(11.3)%
Latin America/Caribbean—all service lines	12,636	15,540	(18.7)%
Total Revenues before Reimbursements	$334,431	$357,872	(6.6)%

For the year ended December 31, 2012 compared with the year ended December 31, 2011, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, decreasing revenues before reimbursements by 0.8%. Revenues were also negatively impacted by segment unit volume, measured principally by cases received, which decreased by 2.1% during this period. In addition, an overall unfavorable change in the mix of services provided and in the rates charged for those services decreased revenues by approximately 3.7% in 2012 compared with 2011.

The overall decline in revenues in U.S. Claims Services was primarily due to declines in U.S. Claims Field Operations and U.S. Technical Services revenues resulting from a lack of non-catastrophic weather-related events. These declines were partially offset by an increase in revenues from U.S. Catastrophe Services. U.S. Catastrophe Services revenues increased in the fourth quarter of 2012 as a result of superstorm Sandy to finish the year 2.3% higher than 2011. Contractor Connection revenues increased due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to repair networks.

The overall revenue decrease in Canada was primarily due to a decrease in the number of cases received resulting from the lack of weather-related events, carrier decisions to outsource fewer claims, a stronger U.S. dollar, and regulatory reforms to Ontario's automobile insurance legislation, which substantially reduced both frequency and severity of accident benefit claims.

Revenues in Latin America and the Caribbean decreased approximately 10.7% in local currency. The decrease in 2012 was primarily due to competitive pricing pressure and the decision by several clients in Brazil to keep their claims in-house rather than outsourcing them to us.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $18.0 million in 2012, increasing from $16.6 million in 2011. The increase in 2012 was due primarily to increases in billable expenses related to cases resulting from superstorm Sandy.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011	Variance
U.S. Claims Field Operations	200,175	232,449	(13.9)%
U.S. Technical Services	8,388	9,466	(11.4)%
U.S. Catastrophe Services	61,346	52,982	15.8%
Subtotal U.S. Claims Services	269,909	294,897	(8.5)%
Contractor Connection	157,953	132,343	19.4%
Subtotal U.S. Property & Casualty	427,862	427,240	0.1%
Canada—all service lines	121,321	137,678	(11.9)%
Latin America/Caribbean—all service lines	54,264	51,509	5.3%
Total Americas Cases Received	603,447	616,427	(2.1)%

The 2012 decrease in U.S. Claims Field Operations, U.S. Technical Services, and Canada cases was primarily due to lower industry-wide claims volumes, primarily due to a reduction in weather-related events in the first six months of 2012, which resulted in fewer cases referred to us from our clients. The 2012 increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend in the insurance industry of shifting to contractor programs as an alternative property claims solution for high-frequency, low-complexity property cases and also to additional cases from superstorm Sandy. The 2012 increase in U.S. Catastrophe Services cases was primarily due a large influx of cases in the fourth quarter of 2012 resulting from superstorm Sandy.

The 2012 increase in cases in Latin America and the Caribbean was primarily due to growth in high-frequency, low-complexity claims activity in Mexico and Brazil.

Direct Compensation and Fringe Benefits

Americas direct compensation and fringe benefits expense, as a percent of segment revenues before reimbursements, was 63.5% for 2012 and 63.4% for 2011. There was an average of 2,680 FTEs (including 181 catastrophe adjusters) in 2012 compared with an average of 2,844 (including 172 catastrophe adjusters) in 2011.

The number of full-time equivalent employees was reduced in response to the decline in case volumes and was evident in reduced costs. Americas salaries and wages decreased 6.5% to $179.9 million in 2012 from $192.5 million in 2011. Approximately $2.2 million of the decrease was due to changes in exchange rates, with the remainder due to a reduction in the number of FTEs. Payroll taxes and fringe benefits for Americas totaled $32.4 million in 2012, decreasing 6.1% from 2011 expenses of $34.5 million. The overall decrease in 2012 compared with 2011 aligned with the decreased salaries and wages.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Americas expenses other than reimbursements, direct compensation and fringe benefits were relatively unchanged at $110.9 million in 2011 compared with $110.3 million in 2012. These expenses are more fixed in nature and increased as a percent of Americas revenues before reimbursements due to the overall decline in revenues to 32.9% in 2012 from 31.0% in 2011.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings increased to $48.5 million in 2012, an increase of 72.6% from 2011 operating earnings of $28.1 million. The operating margin increased from 8.3% in 2011 to 13.2% in 2012. The increase in EMEA/AP operating earnings was primarily due to higher claim handling fees in 2012 resulting from the 2011 Thailand flooding event and other weather-related activity in Australia, partially offset by declines in weather-related activity in the U.K.

Revenues before Reimbursements

EMEA/AP revenues before reimbursements by major region were as follows:

Year Ended December 31,	2012	2011	Variance
	(In thousands)
U.K.	$133,436	$149,053	(10.5)%
CEMEA	97,396	95,599	1.9%
Asia-Pacific	135,886	95,438	42.4%
Total EMEA/AP Revenues before Reimbursements	$366,718	$340,090	7.8%

Revenues before reimbursements from our EMEA/AP segment totaled $366.7 million in 2012, a 7.8% increase from $340.1 million in 2011. This 2012 revenue increase was due to the ongoing handling of claims resulting from the 2011 Thailand flooding event and weather-related activity in Australia. Revenues from Thailand were $37.0 million for 2012 compared with $4.9 million for 2011.

Compared with 2011, the U.S. dollar was stronger in 2012 against most major foreign currencies, resulting in a negative impact from exchange rate movements of $10.4 million, or 3.0%, on this segment’s revenues from 2011 to 2012. Excluding the negative impact of exchange rate fluctuations, EMEA/AP revenues would have been $377.1 million in 2012, reflecting growth in revenues on a constant dollar basis of 10.8%. U.K. revenues declined due to a reduction in weather-related activity compared with the prior year. The slight increase in revenue in CEMEA for 2012 compared with 2011 was primarily due to growth in high-frequency, low-complexity claims in Germany, Spain, Scandinavia, and the Netherlands resulting from market share gains and a new volume-claims product.

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

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues increased to $40.2 million in 2012 from $35.2 million in 2011. This increase in 2012 was due primarily to reimbursed expenses from the increased weather-related activity in Asia-Pacific.

Case Volume Analysis

EMEA/AP unit volumes by region for 2012 and 2011 were as follows:

Year Ended December 31,	2012	2011	Variance
U.K.	120,850	159,294	(24.1)%
CEMEA	188,843	156,972	20.3%
Asia-Pacific	146,406	156,293	(6.3)%
Total EMEA/AP Cases Received	456,099	472,559	(3.5)%

The decrease in cases received in the U.K. was primarily due to a decline in weather-related activity from 2011 to 2012. The increase in CEMEA cases resulted primarily from growth in high-frequency, low-complexity claims in Germany, Spain, Scandinavia, and the Netherlands. The decrease in Asia-Pacific cases was due to a decline in new weather-related cases in Australia and fewer high-frequency, low-complexity claims in Singapore and Malaysia, partially offset by an increase in cases in China. Many of the flood-related cases in Thailand and Australia were received in 2011, with the revenues from these cases recognized as it was earned. Accordingly, changes in revenues may not match changes in the number of cases received in any period.

Direct Compensation and Fringe Benefits

As a percent of segment revenues before reimbursements, direct compensation expense, including related payroll taxes and fringe benefits, decreased to 60.2% in 2012 from 65.2% in 2011. The percentage decrease primarily reflected increased utilization of our staff. The dollar amount of these expenses decreased in 2012 by $1.1 million. Changes in exchange rates decreased direct compensation and fringe benefits expenses by approximately $6.5 million in 2012 compared with 2011. Within the segment, there was a $5.2 million local currency reduction in direct compensation and fringe benefits in the U.K. and CEMEA in 2012 compared with 2011 primarily due to a $4.3 million reduction in pension expense in 2012 compared with 2011. This decline was offset by a $10.7 million local currency increase in compensation costs in Asia-Pacific in 2012 compared with 2011 primarily as a result of an increase in staff required to administer claims from the Thailand floods and weather-related cases in Australia and higher incentive compensation expense. There was an average of 3,067 EMEA/AP FTEs in 2012, a slight decrease from 3,114 in 2011 with a decline in FTEs in the U.K. partially offset by an increase in FTEs in Asia-Pacific.

Salaries and wages of EMEA/AP segment personnel increased 1.2% to $188.5 million in 2012 compared with $186.3 million in 2011, decreasing as a percent of revenues before reimbursements from 54.8% in 2011 to 51.4% in 2012. Payroll taxes and fringe benefits decreased 9.3% to $32.3 million in 2012 compared with $35.6 million in 2011.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of segment revenues before reimbursements from 26.5% in 2011 to 26.6% in 2012, and the dollar amount of these expenses increased by $7.3 million. In local currency, the increase would have been approximately $10.1 million, with the increase primarily resulting from higher outsourced services expenses incurred to administer the Thailand flood claims.

BROADSPIRE SEGMENT

Operating Earnings (Loss)

Broadspire recorded operating earnings of $21,000 in 2012, compared with an operating loss of $11.4 million, or (4.9)% of segment revenues before reimbursements in 2011. The improvement over the prior year was due to a combination of increased revenues and higher utilization of our employees, as well as the benefit of ongoing cost control measures.

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

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $3.9 million in 2012, increasing from $3.7 million in 2011. This increase was primarily attributable to higher travel expenses incurred by our medical field case management personnel.

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

Direct Compensation and Fringe Benefits

Broadspire direct compensation and fringe benefits expense, as a percent of the related revenues before reimbursements, decreased to 54.2% in 2012, compared with 57.8% in 2011. This decrease was due to both higher revenues and lower costs due to a decrease in the number of employees. Average FTEs totaled 1,659 in 2012, down from 1,817 in 2011.

Broadspire segment salaries and wages decreased 4.5%, to $107.5 million in 2012 from $112.6 million in 2011, reflecting the decline in FTEs in 2012. Payroll taxes and fringe benefits for our Broadspire segment totaled $22.0 million in 2012, decreasing 4.3% from 2011 expenses of $23.0 million, corresponding to the salaries and wages decreases.

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Broadspire segment expenses other than reimbursements, direct compensation and fringe benefits decreased as a percent of segment revenues before reimbursements to 45.8% in 2012 from 47.1% in 2011. Total 2012 expenses declined slightly compared with 2011, primarily due to the ongoing cost control measures partially offset by higher medical bill review fees as a result of the increase in medical management revenues.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

Operating Earnings

Our Legal Settlement Administration segment reported 2012 operating earnings of $60.3 million, increasing 17.5% from $51.3 million in 2011, with the related operating margin decreasing from 26.6% in 2011 to 25.5% in 2012. The changes in the operating margin were primarily the result of the mix of services provided.

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements increased 22.8% to $236.6 million in 2012, compared with $192.6 million in 2011. The growth in Legal Settlement Administration revenues was due primarily to the Gulf Coast Claims Facility and Deepwater Horizon special projects.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment which are included in total Company revenues were $27.3 million in 2012, decreasing from $30.5 million in 2011.

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

Expenses Other than Reimbursements, Direct Compensation and Fringe Benefits

Legal Settlement Administration expenses other than reimbursements, direct compensation and fringe benefits increased as a percent of related segment revenues before reimbursements to 38.7% in 2012 from 36.0% in 2011 as a result of the increased use of outsourced service providers to assist with special projects.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $29.8 million, $33.7 million, and $12.7 million for 2013, 2012, and 2011, respectively. Our effective tax rate for financial reporting purposes was 36.7%, 40.4%, and 21.8% for 2013, 2012, and 2011, respectively. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates decreased the overall effective rate in 2013 as compared with 2012. In 2011, we determined that we no longer needed a $5.5 million valuation allowance on certain U.S. foreign tax credits, and we reduced our tax expense accordingly. Based on our 2014 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2014 to be in the 33% to 35% range before considering any discrete items.

The U.K. Finance Bill 2013 was enacted in 2013. This bill includes a change in the main U.K. corporation tax rate from its current 23% rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This tax rate change, along with other rate changes around the world, resulted in additional tax expense of approximately $1.7 million in 2013 primarily because the value of the U.K. deferred tax assets declined with the decrease in the tax rate.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $7.2 million, $9.6 million, and $16.9 million for 2013, 2012, and 2011, respectively. The decrease in interest expense over the three year period was due primarily to the reduction in interest rates and the amount of borrowings outstanding. Corporate interest income totaled $0.8 million, $1.0 million, and $1.0 million in 2013, 2012, and 2011, respectively. Corporate interest income decreased in 2013 compared with 2011 and 2012 due to a decrease in available cash balances in 2013. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.9 million, $0.4 million and $0.5 million was recognized during 2013, 2012, and 2011, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $6.4 million, $6.4 million, and $6.2 million in 2013, 2012, and 2011, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Income.

Unallocated Corporate and Shared Costs and Credits

Certain unallocated costs and credits are excluded from the determination of segment operating earnings (loss). These unallocated corporate and shared costs and credits represent costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs and credits were $10.8 million, $10.5 million, and $9.4 million in 2013, 2012, and 2011, respectively. These costs increased in 2013 compared with 2012 due primarily to a $2.0 million increase in professional fees and $0.4 million of increases in various other expenses, partially offset by a $2.1 million decrease in our U.S. defined benefit plan expense. These costs increased in 2012 compared with 2011 due primarily to a $2.1 million increase in our U.S. defined benefit plan expense, a $1.2 million increase in professional fees, and a $0.6 million increase in bad debt expense. These increases were partially offset by a decrease of $1.9 million in unallocated legal costs associated with arbitration proceedings, a $0.7 million decrease in expense related to our U.S./Canada cross-currency swap, and $0.2 million decrease in other expenses.

Special Charges and Credits

There were no special charges or credits in 2013. Special charges in 2012 consisted of $1.2 million for severance costs, $0.6 million for retention bonuses, $0.8 million for temporary labor costs, and $0.1 million for other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure; $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses; and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations.

Special charges and credits in 2011 consisted of a purchase price dispute arbitration award of $7.0 million, partially offset by a $3.4 million write-off of deferred financing costs related to the repayment of our then-outstanding Term Loan B and $1.2 million in severance expense related to the Broadspire segment.

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

On November 25, 2013, we entered into a Third Amendment to Credit Agreement, Amendment to Pledge and Security Agreement and Limited Waiver (the “Amendment”), which amended, among other things, that certain Credit Agreement, dated as of December 8, 2011 (as amended, the “Credit Facility”). The Credit Facility included as borrowing parties Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., each a subsidiary of the Company. In connection with the discussions of the Credit Facility, the Company and these subsidiaries are individually referred to as a “Borrower” and collectively referred to as the “Borrowers.” Additionally, these subsidiaries are sometimes individually referred to as a “Foreign Borrower” and collectively referred to as the “Foreign Borrowers.” The Amendment: (1) increased the aggregate commitments under the Credit Facility from $325.0 million to $400.0 million, without impacting our ability, subject to the satisfaction of certain conditions and the receipt of additional commitments, to exercise our option to further increase the revolving loan commitments under the Credit Facility by up to $100.0 million; (ii) extended the maturity date of the Credit Facility from December 8, 2016 to November 25, 2018; (iii) reduced by 25 basis points the applicable margin used to determine interest rates on borrowings under the Credit Facility; (iv) reduced by 5 basis points the unused commitment fee under the Credit Facility; (v) provides us with the ability to undertake a one-time repurchase of shares of our common stock in an amount of up to $25.0 million prior to December 31, 2015, subject to compliance with certain conditions; and (vi) increased the leverage ratio (as defined in the Credit Facility) with which we must comply from 3.0:1.0 to 3.25:1.0, among other things.

At December 31, 2013 and 2012, a total of $135.0 million and $163.3 million, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $17.8 million and $18.2 million were outstanding at December 31, 2013 and 2012, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for our own obligations. Including the amounts committed under the letters of credit subfacility, the available balance of the revolving credit portion of the Credit Facility totaled $247.2 million and $145.6 million at December 31, 2013 and 2012, respectively.

Borrowings under the Credit Facility, may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom, and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on our leverage ratio (as defined in the Credit Facility), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.50% to 2.25% and for Base Rate loans ranges from 0.50% to 1.25%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one-month interest period plus 1.0%.

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

The obligations of the Borrowers under the Credit Facility are guaranteed by each of our existing domestic subsidiaries and certain existing material foreign subsidiaries that are disregarded entities for U.S. income tax purposes (each a "Disregarded Foreign Entity"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Foreign Borrowers are also guaranteed. In addition, the Borrowers' obligations under the Credit Facility are secured by a first priority lien on substantially all of the personal property of us and the Guarantors, including, without limitation, intellectual property, 100% of our capital stock in the Guarantors' present and future domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock issued by any present and future first-tier material foreign subsidiary of us or any Guarantor. In addition, the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowings under the Credit Facility. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. At December 31, 2013, we were in compliance with all of the covenants in our Credit Facility.

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

The operations of our Americas and EMEA/AP segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in the locations in which we do business negatively impacted our revenues and operating earnings in 2013. There was a similar negative impact in 2012 to both revenues and operating earnings, while 2011 saw a decline in the strength of the U.S. dollar, which positively impacted our 2011 results. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our Americas and EMEA/AP segments.

At December 31, 2013, our working capital balance (current assets less current liabilities) was approximately $52.3 million, compared with $68.6 million at December 31, 2012. The decline in working capital was due to increases in current liabilities as a result of the increase in short-term borrowings and a decline in current assets resulting from the lower level of activity in the fourth quarter of 2013 as compared to the same quarter in 2012. Cash and cash equivalents at the end of 2013 totaled $76.0 million, compared with $71.2 million at the end of 2012.

Cash and cash equivalents as of December 31, 2013 consisted of $7.9 million held in the U.S. and $68.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012 and continued into 2013, and we have provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future, and therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $15.0 million in 2013, from $92.9 million in 2012 to $77.8 million in 2013. This decrease was largely due to higher cash payments for accounts payable, accrued liabilities, defined benefit pension plan contributions, and accrued compensation in 2013 compared with 2012. Interest payments on our debt were $6.4 million in 2013, and tax payments, net of refunds, were $21.0 million in 2013.

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

Cash Used in Investing Activities

Cash used in investing activities decreased by $0.3 million in 2013, from $33.8 million in 2012 to $33.5 million in 2013. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $31.0 million in 2013 compared with $33.2 million in 2012. We forecast that our property and equipment additions in 2014, including capitalized software, will approximate $37 million.

Cash used in investing activities decreased by $1.1 million in 2012, from $34.9 million in 2011 to $33.8 million in 2012. Cash used to acquire property and equipment and capitalized software, including capitalization of internal software development costs, was $33.2 million in 2012 compared with $29.9 million in 2011.

Cash Used in Financing Activities

Cash used in financing activities was $39.1 million in 2013. We paid quarterly cash dividends totaling $8.8 million and repurchased $3.6 million of our common stock. In 2013, we borrowed $88.5 million in short-term borrowings during the year for working capital needs, and we repaid a total of $99.5 million in short-term borrowings and $15.8 million in long-term debt and capital lease obligations. Also in 2013, we received shares of our Class A common stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $64.9 million in 2012. We paid quarterly and special cash dividends totaling $9.9 million. We borrowed $42.2 million in short-term borrowings during the year for working capital needs, and we repaid $91.4 million in short-term borrowings and $1.6 million in long-term debt and capital lease obligations. Also in 2012, we received shares of our Class A common stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

We maintain a committed $400.0 million revolving Credit Facility in order to meet seasonal working capital requirements and other financing needs that may arise. The Credit Facility expires on November 25, 2018. Long-term borrowings outstanding, including current installments and capital lease obligations, totaled $102.6 million as of December 31, 2013, compared with $153.1 million at December 31, 2012. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $35.0 million and $13.3 million at December 31, 2013 and 2012, respectively. The balance in short-term borrowings at December 31, 2013 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. As a component of our Credit Facility we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.8 million and $18.2 million of undrawn letters of credit issued under the letter of credit facility, the balance of our unused line of credit totaled $247.2 million and $145.6 million at December 31, 2013 and 2012, respectively. Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $52.2 million and $26.3 million in 2013 and 2012, respectively. Our average month-end short-term debt obligations were $31.6 million and $17.9 million in 2013 and 2012, respectively. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As disclosed in Note 4, “Short-Term and Long-Term Debt, Including Capital Leases,” to our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”). This ratio must not be greater than 3.25 to 1.00. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2013, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2014. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2014 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2013, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$47,440	$74,846	$46,146	$41,976	$210,408
Long-term debt, including current portions (Note 4)	35,000	—	100,000	—	135,000
Capital lease obligations (Note 4)	875	1,456	314	—	2,645
Total, before interest payments	83,315	76,302	146,460	41,976	348,053
Estimated interest payments under Credit Facility	4,600	7,700	6,600	—	18,900
Total contractual obligations	$87,915	$84,002	$153,060	$41,976	$366,953

Approximately $27.1 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, “Commitments under Operating Leases” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Long-term debt, including current portions shown as due in one year or less in the table above consists of $35.0 million of outstanding borrowings under the Credit Facility that we expect, but are not required, to repay in 2014.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2013, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2013, we had approximately $7.9 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect no significant reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2013 were approximately $95.0 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan, U.K. Plans and other international plans totaled $103.0 million and $168.2 million at the end of 2013 and 2012, respectively. The 2013 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial gains in the U.S. Qualified Plan due to strong asset performance and changes in the discount rates, in addition to Company contributions. During 2013, we made contributions of $18.0 million and $6.5 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2012, we made contributions of $13.5 million and $6.6 million to our U.S. Qualified Plan and U.K. Plans, respectively.

Our frozen U.S. Qualified Plan was underfunded by $77.5 million at December 31, 2013 based on an accumulated benefit obligation of $485.7 million. Based on current assumptions for the interest rate to discount plan liabilities of 4.86% for 2014 and gradually rising to 5.8% by 2018, and a cap of 6.75% for the expected long-term rate of return on the plan’s assets, we estimate that we will have to make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan:

Year Ending December 31,	Estimated Minimum Funding Requirement
(In thousands)
2014	$17,908
2015	18,193
2016	13,014
2017	10,283
2018	8,367

The estimated annual minimum contributions in the above table are sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. If our assumption for the expected return on plan assets of our U.S. Qualified Plan increased by 1.0%, representing an increase in the expected return, our estimated cumulative minimum funding requirements for 2014 through 2018 would decrease by approximately $9.0 million. If our assumption for the expected return on plan assets of our U.S. Qualified Plan decreased by 1.0%, representing a decrease in the expected return, our estimated cumulative minimum funding requirements for 2014 through 2018 would increase by approximately $8.8 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the U.S. Qualified Plan increased by 1.0%, representing an increase in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2014 through 2018 would decrease by approximately $23.7 million. If our assumption for the discount rate used to determine the present value of projected benefits payable under the plan decreased by 1.0%, representing a decrease in the interest rate used to value pension plan liabilities, our estimated cumulative minimum funding requirements for 2014 through 2018 would increase by approximately $20.9 million.

Commercial Commitments

As a component of our Credit Agreement, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2013, the total issued, but undrawn, letters of credit totaled approximately $17.8 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$17,837	$—	$—	$—	$17,837

Off-Balance Sheet Arrangements

At December 31, 2013, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2013.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our consolidated balance sheet as of December 31, 2013, compared with our consolidated balance sheet as of December 31, 2012, were as follows:

•
Unbilled revenues decreased by $19.1 million in 2013 compared with 2012, due to the signficant special project revenues in our Legal Settlement Administration segment at the end of 2012 that were not outstanding at the end of 2013.

•	Noncurrent deferred income tax assets decreased by $37.9 million primarily due to the tax impact of the adjustments to retirement liabilities recorded in accumulated other comprehensive income.

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements. Changes in these underlying estimates could potentially materially affect consolidated results of operations, financial position and cash flows in the period of change. Although some variability is inherent in these estimates, the amounts provided for are based on the best information available to us and we believe these estimates are reasonable.

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

As of December 31, 2013, deferred revenues related to lifetime claim handling arrangements approximated $45.4 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.4% to an increase of 4.3%, and has averaged a decrease of 0.7%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims could result in the deferral of additional revenues of approximately $1.4 million for the year ended December 31, 2013, and $1.6 million for the years ended December 31, 2012 and 2011. If our average claim closing rates for lifetime claims increased by 1.0%, we could recognize additional revenues of approximately $1.4 million for the year ended December 31, 2013, $1.5 million for the year ended December 31, 2012, and $1.6 million for the year ended December 31, 2011.

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

As of December 31, 2013 and 2012, our allowance for doubtful accounts totaled $10.2 million and $10.6 million, or approximately 6.0% of gross billed receivables at the end of each year. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.7 million in 2013, $1.8 million in 2012, and $1.7 million in 2011.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships and technology. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2013.

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

The indefinite-lived intangible asset consisting of the Broadspire and SLS trade names, with carrying values of $29.1 million and $2.0 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. The indefinite-lived intangible asset impairment test is similar to the goodwill impairment test as both involve estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the trade names were established using the relief-from-royalty method. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate indicates the value of the trade name.

The key variables in estimating the value of the trade names include the discount rate, the royalty rate and the terminal growth rate. The discount rate utilized in estimating the fair value of the trade names in 2013 was 12.0%, reflecting our assessment of a market participant’s view of the risks associated with the projected cash flows. The royalty rates were estimated to be 1.5% for use of the Broadspire name within the U.S. and 2.0% for use outside of the U.S. The terminal growth rate used in the analysis was 2.0%. The royalty rate for the SLS trade name was estimated to be 2.0% with a flat growth rate.

The value of either the Broadspire or SLS trade name is sensitive to changes in the assumptions used above. A decline in the U.S. royalty rate to 1.0%, in conjunction with an increase in the discount rate to 15.0%, could potentially trigger an impairment. In addition, an increase to the discount rate above 18.0%, assuming no changes in the other key inputs, could potentially trigger an impairment. For the SLS trade name, any negative change in any of the assumptions could potentially trigger an impairment. We will continue to monitor the value of these trade names for potential indicators of impairment.

As a result of the decline in operating earnings in the Americas segment, the $42 million of goodwill it carries is exposed to potential impairment. Holding all other assumptions constant, the Americas segment must achieve more than 55.0% of its forecasted operating earnings to avoid the Company being required to proceed to Step 2 of the goodwill impairment test. We intend to continue to monitor the performance of the Americas segment and should actual operating earnings consistently fall below 55.0% of forecasted operating earnings, we will perform an interim goodwill impairment analysis.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Our U.K. defined benefit pension plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee’s salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, “Retirement Plans,” of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The major assumptions used in accounting for our defined benefit pension plans are the discount rate and the expected long-term return on plan assets. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2013, the discount rate used to compute the benefit obligations of the U.S. and U.K. plans were 4.86% and 4.30%, respectively.

The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in collective funds. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2014 net periodic pension cost were estimated to be 6.75% and 7.12% for the U.S. and U.K. plans, respectively.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2013, we recorded an increase to equity through other comprehensive income ("OCI") of $15.7 million (net of tax) to reflect unrealized actuarial gains during 2013. At December 31, 2012, we recorded a decrease to equity through OCI of $39.9 million (net of tax) to reflect unrealized actuarial losses during 2012. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $278.0 million through December 31, 2013, compared with $320.7 million through December 31, 2012. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2014 includes $11.4 million of amortization of these actuarial losses versus $13.3 million in 2013, $9.8 million in 2012 and $11.3 million in 2011.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 1.0%, representing either an increase or decrease in expected returns, the impact to 2013 consolidated pretax income would have been approximately $6.1 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 1.0%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2013 consolidated pretax income would have been approximately $3.1 million.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2013, 2012, and 2011 was 36.7%, 40.4%, and 21.8%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $811,000, $834,000, and $584,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Our effective tax rate for financial reporting purposes is expected to range between 33% and 35% in 2014 before considering any discrete items.

It is possible that future changes in the tax laws of jurisdictions in which we operate could have a significant impact on U.S.-based multinational companies such as our Company. At this time we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

Our most significant deferred tax assets are related to the unfunded liability of our defined benefit pension plans, tax credit carryforwards and net operating loss (“NOL”) carryforwards. The tax deduction for defined benefit pension plans generally occurs upon funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans and the income projections are met, the deferred tax asset should be realized.

The tax credit carryforwards primarily consists of $49.5 million of foreign tax credit (“FTC”) carryforwards. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of the Company’s FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on Company projections of income through 2022, the Company should be able to fully utilize its FTC carryforwards before expiration. Accordingly, management concluded that it was more likely than not that the Company should be able to utilize its FTC carryforwards.

The net operating loss carryforwards primarily consists of $11.1 million of state NOL carryforwards generated by our domestic companies. In order to fully utilize these state NOL carryforwards, our domestic companies must generate taxable income prior to the expiration of the carryforwards. We have identified tax planning strategies that are both prudent and feasible, involving the internal sale of various assets that, if implemented, would generate sufficient taxable income at a state level without generating federal taxable income, such that utilization of the state NOL carryforwards is more likely than not to occur prior to their expiration.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $12.5 million valuation allowance on certain net operating loss and tax credit carryforwards in our domestic and international operations. We believe that it is more likely than not that we will realize our remaining net deferred tax assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

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

As of December 31, 2013 and 2012, our estimated liabilities for self-insured risks totaled $25.6 million and $28.0 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.37% to determine the present value of our self-insured workers’ compensation liabilities as of December 31, 2013. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2013 would have been impacted by approximately $473,000, resulting in an increase or decrease to 2013 consolidated net income of approximately $294,000.

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

Foreign Currency Exchange

Our international operations (consisting principally of our operations in Canada and Latin America within the Americas segment, and our EMEA/AP segment) expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the Americas and EMEA/AP segments were 42.0%, 42.5%, and 43.7% of consolidated revenues before reimbursements for 2013, 2012, and 2011, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

In 2010, as part of a capitalization reorganization, our Canadian subsidiary repurchased some of its shares from us. The consideration included a Canadian dollar ("CAD") 35.3 million intercompany note. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD Cross Currency Basis Swap as an economic hedge to the CAD-denominated note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive interest payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025 and was an asset with a fair value of $1.1 million at December 31, 2013. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap are recorded in the income statement over the life of the swap and should substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2013 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2013 by approximately $3.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rates

As described above, borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2013 and December 31, 2012, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.4 million and $1.6 million in 2013 and 2012, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans’ respective measurement dates, which are used to value these obligations under ASC 715. If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 1.0%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $95.6 million at December 31, 2013. The impact of this change to 2013 consolidated pretax income would have been approximately $3.3 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2013	2012	2011

Revenues from Services:
Revenues before reimbursements	$1,163,445	$1,176,717	$1,125,355
Reimbursements	89,985	89,421	86,007
Total Revenues	1,253,430	1,266,138	1,211,362
Costs and Expenses:
Costs of services provided, before reimbursements	846,442	846,638	831,922
Reimbursements	89,985	89,421	86,007
Total costs of services	936,427	936,059	917,929
Selling, general, and administrative expenses	232,307	228,411	221,470
Corporate interest expense, net of interest income of $768, $967, and $1,020, respectively	6,423	8,607	15,911
Special charges and credits	—	11,332	(2,379)
Total Costs and Expenses	1,175,157	1,184,409	1,152,931
Other Income	2,829	1,711	—
Income Before Income Taxes	81,102	83,440	58,431
Provision for Income Taxes	29,766	33,686	12,739
Net Income	51,336	49,754	45,692
Net Income Attributable to Noncontrolling Interests	358	866	288
Net Income Attributable to Shareholders of Crawford & Company	$50,978	$48,888	$45,404

Earnings Per Share - Basic:
Class A Common Stock	$0.95	$0.92	$0.86
Class B Common Stock	$0.91	$0.88	$0.84

Earnings Per Share - Diluted:
Class A Common Stock	$0.93	$0.91	$0.85
Class B Common Stock	$0.90	$0.87	$0.83

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,853	29,536	28,820
Class B Common Stock	24,690	24,693	24,697

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,855	30,272	29,549
Class B Common Stock	24,690	24,693	24,697

Cash Dividends Per Share:
Class A Common Stock	$0.18	$0.20	$0.10
Class B Common Stock	$0.14	$0.16	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Year Ended December 31,	2013	2012	2011

Net Income	$51,336	$49,754	$45,692

Other Comprehensive Income (Loss):
Net foreign currency translation (loss) gain	(4,283)	(2,787)	2,009
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $4,220, $3,283, and $3,573, respectively	8,834	6,340	6,909
Net unrealized gain (loss) on defined benefit plans arising during the year, net of tax (provision) benefit of ($13,846), $18,109, and $6,512, respectively	15,671	(39,934)	(9,452)
Interest rate swap agreement loss reclassified into income, net of tax benefit of $0, $253, and $274, respectively	—	414	568
Interest rate swap agreement loss recognized during the period, net of tax benefit of $0, $0, and $67, respectively	—	—	(111)

Other Comprehensive Income (Loss)	20,222	(35,967)	(77)

Comprehensive Income	71,558	13,787	45,615

Comprehensive income (loss) attributable to noncontrolling interests	309	777	(508)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$71,249	$13,010	$46,123

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$75,953	$71,157
Accounts receivable, less allowance for doubtful accounts of $10,234 and $10,584, respectively	160,350	164,708
Unbilled revenues, at estimated billable amounts	105,791	124,881
Income taxes receivable	5,150	—
Prepaid expenses and other current assets	22,437	26,019
Total Current Assets	369,681	386,765
Property and Equipment:
Property and equipment	155,326	155,359
Less accumulated depreciation	(109,643)	(109,312)
Net Property and Equipment	45,683	46,047
Other Assets:
Goodwill	132,777	131,995
Intangible assets arising from business acquisitions, net	82,103	89,027
Capitalized software costs, net	72,761	67,299
Deferred income tax assets	61,375	99,288
Other noncurrent assets	25,678	26,994
Total Other Assets	374,694	414,603
TOTAL ASSETS	$790,058	$847,415

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2013	2012

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$35,000	$13,275
Accounts payable	50,941	54,975
Accrued compensation and related costs	98,656	103,552
Self-insured risks	13,100	14,120
Income taxes payable	3,476	4,357
Deferred income taxes	15,063	16,267
Deferred rent	16,062	16,946
Other accrued liabilities	34,270	37,465
Deferred revenues	49,950	56,379
Current installments of long-term debt and capital leases	875	838
Total Current Liabilities	317,393	318,174
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	101,770	152,293
Deferred revenues	26,893	26,438
Self-insured risks	12,530	13,893
Accrued pension liabilities	102,960	168,216
Other noncurrent liabilities	20,979	26,602
Total Noncurrent Liabilities	265,132	387,442
Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 29,875 and 29,335 shares issued and outstanding, respectively	29,875	29,335
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	39,285	35,550
Retained earnings	285,165	246,105
Accumulated other comprehensive loss	(179,210)	(199,481)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	199,805	136,199
Noncontrolling interests	7,728	5,600
Total Shareholders’ Investment	207,533	141,799
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$790,058	$847,415

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$51,336	$49,754	$45,692
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	33,903	32,796	31,818
Arbitration award	—	—	(6,992)
Write-off of deferred financing costs on previous term loan	—	—	3,415
Deferred income taxes	15,625	19,355	(2,058)
Stock-based compensation costs	3,835	3,660	3,756
Loss (gain) on disposals of property and equipment, net	273	(136)	(143)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	2,102	(4,197)	(13,594)
Unbilled revenues, net	16,528	(18,725)	18,099
Accrued or prepaid income taxes	(2,160)	(628)	284
Accounts payable and accrued liabilities	(22,328)	28,853	(6,383)
Deferred revenues	(5,895)	1,290	1,443
Accrued retirement costs	(22,086)	(15,639)	(36,633)
Prepaid expenses and other operating activities	6,711	(3,530)	(2,028)
Net cash provided by operating activities	77,844	92,853	36,676
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(14,037)	(15,375)	(14,221)
Proceeds from disposals of property and equipment	—	47	417
Capitalization of computer software costs	(16,976)	(17,801)	(15,677)
Cash received in arbitration award	—	—	4,913
Payments for business acquisitions, net of cash acquired	(2,515)	(674)	(10,365)
Net cash used in investing activities	(33,528)	(33,803)	(34,933)
Cash Flows from Financing Activities:
Cash dividends paid	(8,840)	(9,880)	(4,872)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,322)	(1,307)	(1,653)
Proceeds from shares purchased under employee stock-based compensation plans	1,884	520	602
Repurchases of common stock	(3,631)	(2,840)	—
Increase in short-term borrowings and revolving credit agreement	88,460	42,174	59,753
Payments on short-term borrowings and revolving credit agreement	(99,461)	(91,412)	(55,951)
Proceeds from long-term borrowings	—	—	248,254
Payments on long-term debt and capital lease obligations	(15,823)	(1,583)	(260,004)
Capitalized loan costs	(30)	(161)	(3,702)
Dividends paid to noncontrolling interests	(369)	(429)	(391)
Net cash used in financing activities	(39,132)	(64,918)	(17,964)
Effects of exchange rate changes on cash and cash equivalents	(388)	(588)	294
Increase (Decrease) in Cash and Cash Equivalents	4,796	(6,456)	(15,927)
Cash and Cash Equivalents at Beginning of Year	71,157	77,613	93,540
Cash and Cash Equivalents at End of Year	$75,953	$71,157	$77,613
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Shareholders' Investment Attributable to		Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at January 1, 2011	$28,002	$24,697	$32,348	$168,791	$(164,322)	$89,516	$5,715	$95,231
Net income	—	—	—	45,404	—	45,404	288	45,692
Other comprehensive income (loss)	—	—	—	—	719	719	(796)	(77)
Cash dividends paid	—	—	—	(4,872)	—	(4,872)	—	(4,872)
Stock-based compensation	—	—	3,756	—	—	3,756	—	3,756
Shares issued in connection with stock-based compensation plans, net	1,084	—	(2,135)	—	—	(1,051)	—	(1,051)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(391)	(391)
Balance at December 31, 2011	29,086	24,697	33,969	209,323	(163,603)	133,472	4,816	138,288
Net income	—	—	—	48,888	—	48,888	866	49,754
Other comprehensive loss	—	—	—	—	(35,878)	(35,878)	(89)	(35,967)
Cash dividends paid	—	—	—	(9,880)	—	(9,880)	—	(9,880)
Stock-based compensation	—	—	3,660	—	—	3,660	—	3,660
Repurchases of common stock	(607)	(7)	—	(2,226)	—	(2,840)	—	(2,840)
Shares issued in connection with stock-based compensation plans, net	856	—	(1,643)	—	—	(787)	—	(787)
Change in noncontrolling interest due to acquisition of controlling interest	—	—	(436)	—	—	(436)	436	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(429)	(429)
Balance at December 31, 2012	29,335	24,690	35,550	246,105	(199,481)	136,199	5,600	141,799
Net income	—	—	—	50,978	—	50,978	358	51,336
Other comprehensive income (loss)	—	—	—	—	20,271	20,271	(49)	20,222
Cash dividends paid	—	—	—	(8,840)	—	(8,840)	—	(8,840)
Stock-based compensation	—	—	3,835	—	—	3,835	—	3,835
Repurchases of common stock	(553)	—	—	(3,078)	—	(3,631)	—	(3,631)
Shares issued in connection with stock-based compensation plans, net	1,093	—	(100)	—	—	993	—	993
Increase in value of noncontrolling interest due to acquisition of a controlling interest	—	—	—	—	—	—	2,188	2,188
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Balance at December 31, 2013	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company (the "Company") is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford System of Claims Solutions® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers’ compensation claims and medical management; and legal settlement administration.

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, and the Caribbean are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2013, 2012, and 2011 consolidated financial statements include the financial position of such operations as of October 31, 2013 and 2012, respectively, and the results of those subsidiaries’ operations and cash flows for the fiscal periods ended October 31, 2013, 2012, and 2011, respectively.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2013 and 2012, the liabilities of this deferred compensation plan were $10,322,000 and $10,327,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,140,000 and $14,741,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, respectively.

Prior Year Reclassifications

In accordance with ASC 715, "Compensation Retirement Benefits", employers are required to separately recognize liabilities, in the aggregate, for underfunded or unfunded plans, and assets, in the aggregate, for overfunded plans. Since the actuarial present value of benefit obligations payable by the Company's defined benefit pension plans in the next twelve months do not exceed the fair value of the plans' assets, the underfunded pension liabilities are recorded as noncurrent liabilities and are included in "Accrued pension liabilities." The overfunded plans are recorded as noncurrent assets and are included in "Other noncurrent assets." The prior year presentation has been revised to conform to the current year presentation. See Note 8, "Retirement Plans" for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2013, cash and cash equivalents included time deposits of approximately $2,479,000 that were in financial institutions outside the U.S.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
	(In thousands)
Allowance for doubtful accounts, January 1	$10,584	$10,615	$10,516
Add/ (Deduct):
Provision for bad debt expense	1,396	2,384	2,384
Write-offs, net of recoveries	(2,112)	(2,256)	(2,539)
Currency translation and other changes	366	(159)	169
Adjustments for acquired businesses	—	—	85
Allowance for doubtful accounts, December 31	$10,234	$10,584	$10,615

For the years ended December 31, 2013, 2012, and 2011, the Company’s adjustments to revenues associated with client invoice adjustments totaled $2,812,000, $2,712,000, and $3,124,000, respectively.

Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in business combinations. Indefinite-lived intangible assets consist of trade names associated with acquired businesses. Other long-lived assets consist primarily of property and equipment, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually.

Subsequent to a business acquisition in which goodwill is recorded as an asset, post-acquisition accounting requires that goodwill be tested to determine whether there has been an impairment. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2013.

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

For impairment testing of indefinite-lived intangible assets, the carrying value is compared with the fair value, which represents the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset. The fair values of the trade names are established using the relief-from-royalty method. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate indicates the value of the trade name. Long-lived assets are tested at the asset or asset group level that is determined to be the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2013 and 2012:

December 31,	2013	2012
	(In thousands)
Land	$582	$610
Buildings and improvements	31,038	30,609
Furniture and fixtures	50,883	54,885
Data processing equipment	71,070	67,305
Automobiles	1,753	1,950
Total property and equipment	155,326	155,359
Less accumulated depreciation	(109,643)	(109,312)
Net property and equipment	$45,683	$46,047

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $340,000, $2,422,000, and $808,000 for 2013, 2012, and 2011, respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $15,446,000, $15,429,000, and $15,233,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $11,330,000, $10,226,000, and $9,667,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2013 and 2012, accrued liabilities for self-insured risks totaled $25,630,000 and $28,013,000, respectively, including current liabilities of $13,100,000 and $14,120,000, respectively.

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

Sales and Other Taxes

In certain jurisdictions, both in the U.S. and internationally, various governments and taxing authorities require the Company to assess and collect sales and other taxes, such as value added taxes, on certain services that the Company renders and bills to its customers. The majority of the Company’s revenues are not currently subject to these types of taxes. These taxes are not recorded as additional revenues or expenses in the Company's Statements of Income.

Foreign Currency

Foreign currency transactions for the years ended December 31, 2013 , 2012 , and 2011 resulted in a net loss of $1,084,000, $268,000, and $1,318,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in comprehensive income (loss) in the Company’s Consolidated Statements of Comprehensive Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,793,000, $3,317,000, and $2,636,000, respectively, for the years ended December 31, 2013, 2012, and 2011.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under ASU 2013-11, an entity is required to present unrecognized tax benefits ("UTBs") as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for the Company on January 1, 2014 with early adoption permitted. The Company adopted this standard in 2013. The adoption of this standard did not have a material effect on the Company's results of operations, financial condition or cash flows.

2.	Acquisitions and Dispositions of Businesses

In March 2013, Crawford & Company acquired 51% of the capital stock of Lloyd Warwick International Limited (“LWI”). LWI is a specialist loss consulting company based in London which offers onshore and offshore energy expertise. This acquisition increases Crawford's ability to handle offshore claims and reiterates our focus on offering market leading expertise in specialist and technical services. Crawford intends to leverage this acquisition to further grow its market share in the Oil and Energy sector, expanding LWI's capabilities in this highly complex market.

LWI is a VIE primarily because it does not meet the business scope exception as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford is contractually obligated to provide maximum financial support to LWI of approximately $6,000,000. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that LWI may require. Creditors of LWI have no recourse to Crawford's general credit.

Crawford has the right to purchase the 49% noncontrolling interest of LWI for a period of six months beginning five years and three months after the acquisition date for a price to be determined using a 7 times multiple of the average earnings before interest, taxes, depreciation and amortization for the preceding thirty six months prior to the date the right is exercised. Crawford also has the right of first refusal to match any offer to acquire the 49% noncontrolling interest.

In October 2011, the Company acquired the capital stock of Settlement Services, Inc. ("SSI"). In connection therewith, the former owner became an employee of the Company and the Company entered into an earnout agreement with the former owner that may require the Company to pay up to an additional $2,000,000 in acquisition consideration, based on a multiple of excess EBITDA achieved by SSI during the three-year period 2012 through 2014.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012:

	Americas	Broadspire	Legal Settlement Administration	EMEA/AP	Total
	(In thousands)
Balance at December 31, 2011:
Goodwill	$43,111	$151,133	$19,604	$68,531	$282,379
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,111	—	19,604	68,531	131,246
2012 Activity:
Goodwill of acquired businesses	—	—	(5)	912	907
Foreign currency effects	681	—	—	(839)	(158)
Balance at December 31, 2012:
Goodwill	43,792	151,133	19,599	68,604	283,128
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,792	—	19,599	68,604	131,995
2013 Activity:
Goodwill of acquired business	—	—	—	4,454	4,454
Impairment of goodwill of business held for sale	—	—	—	(556)	(556)
Foreign currency effects	(1,606)	—	—	(1,510)	(3,116)
Balance at December 31, 2013:
Goodwill	42,186	151,133	19,599	71,548	284,466
Accumulated Impairment Losses	—	(151,133)	—	(556)	(151,689)
Net Goodwill	$42,186	$—	$19,599	$70,992	$132,777

Intangible Assets

The following is a summary of finite-lived intangible assets at December 31, 2013 and 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2013:
Customer relationships	$92,775	$(43,791)	$48,984	7.8 years
Technology-based	5,913	(4,051)	1,862	2.5 years
Trade name	200	(150)	50	0.7 years
Total	$98,888	$(47,992)	$50,896	7.1 years
December 31, 2012:
Customer relationships	$92,563	$(37,470)	$55,093	8.1 years
Technology-based	5,913	(3,308)	2,605	3.5 years
Trade name	200	(83)	117	1.7 years
Total	$98,676	$(40,861)	$57,815	7.6 years

Amortization of intangible assets was $7,127,000, $7,141,000, and $6,918,000 for the years ended December 31, 2013, 2012, and 2011, respectively. For the years ended December 31, 2013, 2012, and 2011, amortization expense for finite-lived customer-relationship and trade name intangible assets in the amounts of $6,385,000, $6,373,000, and $6,177,000, respectively, were excluded from segment operating earnings (see Note 13, “Segment and Geographic Information”). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 3 to 15 years.

At December 31, 2013, annual estimated aggregate amortization expense for intangible assets subject to amortization was as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2014	$7,131
2015	7,081
2016	6,687
2017	6,219
2018	6,219

The following is a summary of indefinite-lived intangible assets at December 31, 2013 and 2012:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2013:
Trade names	$31,807	$(600)	$31,207
December 31, 2012:
Trade names	$31,812	$(600)	$31,212

4.	Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2013 and 2012:

December 31,	2013	2012
	(In thousands)
Credit Facility	$135,000	$163,275
Capital lease obligations	2,645	3,131
Total long-term debt and capital leases	137,645	166,406
Less: portion of Credit Facility classified as short-term	(35,000)	(13,275)
Less: current installments	(875)	(838)
Total long-term debt and capital leases, less current installments	$101,770	$152,293

On November 25, 2013, the Company entered into a Third Amendment to Credit Agreement, Amendment to Pledge and Security Agreement and Limited Waiver (the “Amendment”), which amended, among other things, that certain Credit Agreement, dated as of December 8, 2011 (as amended, the “Credit Facility”). The Credit Facility included as borrowing parties Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., each a subsidiary of the Company. In connection with the discussions of the Credit Facility, the Company and these subsidiaries are individually referred to as a “Borrower” and collectively referred to as the “Borrowers.” Additionally, these subsidiaries are sometimes individually referred to as a “Foreign Borrower” and collectively referred to as the “Foreign Borrowers.” The Amendment: (1) increased the aggregate commitments under the Credit Facility from $325.0 million to $400.0 million, without impacting the Company’s ability, subject to the satisfaction of certain conditions and its receipt of additional commitments, to exercise its option to further increase the revolving loan commitments under the Credit Facility by up to $100.0 million; (ii) extended the maturity date of the Credit Facility from December 8, 2016 to November 25, 2018; (iii) reduced by 25 basis points the applicable margin used to determine interest rates on borrowings under the Credit Facility; (iv) reduced by 5 basis points the unused commitment fee under the Credit Facility; (v) provides the Company the ability to undertake a one-time repurchase of shares of the Company’s stock in an amount of up to $25.0 million prior to December 31, 2015, subject to compliance with certain conditions; and (vi) increased the leverage ratio (as defined in the Credit Facility) with which the Company must comply from 3.0:1.0 to 3.25:1.0, among other things.

The Credit Facility currently consists of a $400.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower and $15.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on November 25, 2018.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.50% to 2.25% and for Base Rate loans ranges from 0.50% to 1.25%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2013 and 2012, a total of $135,000,000 and $163,275,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $17,837,000 and $18,171,000 were outstanding at December 31, 2013 and 2012, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the available balance of the revolving credit portion of the Credit Facility totaled $247,163,000 and $145,611,000 at December 31, 2013 and 2012, respectively.

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

Under the Credit Facility, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”) minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Under the Credit Facility, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.25 to 1.00.

At December 31, 2013, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $35,000,000 and $13,275,000 at December 31, 2013 and 2012, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2013 in 2014.

The Company’s capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s interest rate hedge and amortization of capitalized loan costs, on the Company’s short-term and long-term borrowings was $7,191,000, $9,574,000, and $16,931,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Interest paid on the Company’s short-term and long-term borrowings was $6,379,000, $8,728,000, and $14,117,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2013 are expected to be as follows:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2014	$35,000	$875	$35,875
2015	—	789	789
2016	—	667	667
2017	—	305	305
2018	100,000	9	100,009
Total	$135,000	$2,645	$137,645

5.	Derivative Instruments

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses inn"Selling, general and administrative expenses" in the Company’s Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.

The Company’s swap agreement contains a provision providing that if the Company is in default under its Credit Facility (see Note 4, "Short-Term and Long-Term Debt, Including Capital Leases"), the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At December 31, 2013, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

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

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Office space	$43,715	$44,437	$44,968
Automobiles	7,711	8,110	8,708
Computers and equipment	344	289	542
Total operating leases	$51,770	$52,836	$54,218

At December 31, 2013, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2014	$47,440
2015	39,914
2016	34,932
2017	28,208
2018	17,938
2019 and Thereafter	41,976

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

In January 2013, the Company entered into a 10-year operating lease agreement for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for our Broadspire segment. The lease began July 1, 2013. Total lease payments over the 10-year term are approximately $6,747,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective May 1, 2012, the Company entered into a 10-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 45,000 square feet of office space in Seattle, Washington. Included in the future minimum lease payments noted above are total lease payments of $10,873,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease on behalf of the Legal Settlement Administration segment for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its corporate headquarters. The lease commenced on January 1, 2011 and was amended in January 2011 and again in January 2012 to include a total of approximately 60,000 square feet. Included in the future minimum lease payments noted above are total lease payments of $14,737,000 related to the amended lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease agreement for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for its Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Included in the future minimum lease payments noted above are total lease payments of $8,227,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease agreement for the lease of approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $16,269,000 related to this lease. Additionally, the Company is responsible for certain related property operating expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments of $35,013,000 related to this Plantation, Florida lease. A majority of this office space was subleased at December 31, 2013. Under executed sublease arrangements at December 31, 2013 between the Company and sublessors, as described below, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2014	$2,165
2015	3,080
2016	3,460
2017	3,532
2018	3,608
2019-2022	11,286
Total minimum sublease payments to be received	$27,131

One of the sublease agreements is for three of the four floors of one of the leased buildings in Plantation, Florida; this lease expires in December 2021. The other sublease is for an entire building and expires in December 2021. This lease includes surrender options for the fourth floor between December 31, 2015 and June 30, 2017, with twelve months prior notice, and for the third floor as of June 30, 2017, with twelve months prior notice. The Company recognized pretax losses of $4,285,000 in 2012 on these subleases, which are included in "Special charges and credits" in the Company's Consolidated Statements of Income for the year ended December 31, 2012. Should the sublessor elect to surrender one or both floors and the Company is unable to secure another sublessor, it may be required to recognize additional losses on this lease.

7.    Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2013	2012	2011
	(In thousands)
U.S.	$50,234	$48,514	$26,331
Foreign	30,868	34,926	32,100
Income before income taxes	$81,102	$83,440	$58,431

The provision for income taxes consisted of the following:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Current:
U.S. federal and state	$3,680	$1,375	$4,218
Foreign	10,461	12,956	10,579
Deferred:
U.S. federal and state	14,004	19,831	(796)
Foreign	1,621	(476)	(1,262)
Provision for income taxes	$29,766	$33,686	$12,739

Net cash payments for income taxes were $21,030,000, $14,378,000, and $14,243,000 in 2013, 2012, and 2011, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Federal income taxes at statutory rate	$28,385	$29,204	$20,451
State income taxes, net of federal benefit	988	1,273	910
Foreign taxes	(778)	(1,640)	(2,340)
Change in valuation allowance	4,755	3,095	(4,144)
Research and development credits	(4,185)	49	(561)
Foreign tax credits	(3,542)	(1,524)	(2,373)
Nondeductible meals and entertainment	1,102	807	1,039
Tax rate changes	1,749	927	745
Other	1,292	1,495	(988)
Provision for income taxes	$29,766	$33,686	$12,739

The tax rate change was primarily due to the U.K. Finance Bill 2013 that was enacted in 2013. This bill includes a change in the main U.K. corporation tax rate from its current 23% rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This tax rate change resulted in a discrete tax expense of approximately $1,300,000 in 2013 as the value of the U.K. deferred tax assets declined with the decrease in the tax rate.

The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, the Company analyzes its anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred during 2012 and continued into 2013, and the Company has provided for additional U.S. and foreign income taxes on such profits. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. At December 31, 2013, undistributed earnings totaled $84,230,000. Determination of the deferred income tax liability on these undistributed earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Accrued compensation	$13,463	$11,298
Accrued pension liabilities	34,109	57,558
Self-insured risks	10,280	10,670
Deferred revenues	10,785	13,411
Accrued rent	2,553	2,565
Interest	4,832	1,737
Tax credit carryforwards	54,470	62,407
Loss carryforwards	19,447	22,973
Other	3,816	3,661
Gross deferred income tax assets	153,755	186,280
Accounts receivable allowance	9,899	6,968
Unbilled revenues	18,738	22,495
Depreciation and amortization	62,552	62,578
Other post-retirement benefits	561	628
Unrepatriated earnings	3,297	6,959
Other	—	1,390
Gross deferred income tax liabilities	95,047	101,018
Net deferred income tax assets before valuation allowance	58,708	85,262
Valuation allowance	(12,518)	(7,927)
Net deferred income tax assets	$46,190	$77,335
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in "Prepaid expenses and other current assets"	$471	$419
Current deferred income tax liabilities included in "Deferred income taxes"	(15,063)	(16,267)
Long-term deferred income tax assets included in "Deferred income tax assets"	61,375	99,288
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(593)	(6,105)
Net deferred income tax assets	$46,190	$77,335

At December 31, 2013, the Company had deferred tax assets related to loss carryforwards of $20,776,000 before netting of unrecognized tax benefits of $1,329,000. An estimated $8,384,000 of the deferred tax assets will not expire, and $12,392,000 will expire over the next 20 years if not utilized by the Company. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Changes in our deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of our deferred tax asset valuation allowances is as follows for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
	(In thousands)
Balance, beginning of year	$7,927	$4,459	$8,287
Decrease in valuation allowance for foreign tax credit carryforwards	—	—	(5,462)
Increase in valuation allowance for state credits	2,277	—	—
Other changes	2,314	3,468	1,634
Balance, end of year	$12,518	$7,927	$4,459

In 2011, the Company's projections of U.S. taxable income indicated that all foreign tax credit carryforwards should be utilized prior to their expiration period. Accordingly, the Company recorded a tax benefit of $5,462,000 for the reduction in the valuation allowance on such foreign tax credit carryforwards. Other changes to the valuation allowance for the years ended December 31, 2013, 2012, and 2011 were primarily due to losses in certain of our international operations as well as state tax credits.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at January 1, 2011	$2,305
Additions based on tax provisions related to the current year	16
Changes in judgments or facts	10
Settlements	(51)
Lapses of applicable statutes of limitation	(474)
Balance at December 31, 2011	1,806
Additions for tax positions related to the current year	330
Lapses of applicable statutes of limitation	(382)
Balance at December 31, 2012	1,754
Additions for tax positions related to the current year	4,826
Additions for tax positions related to prior years	2,036
Lapses of applicable statutes of limitation	(692)
Balance at December 31, 2013	$7,924

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2013, 2012, and 2011, was $134,000, $619,000, and $634,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2013, 2012, and 2011 were $2,693,000, $1,401,000, and $1,360,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

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

The Company expects no significant reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company’s defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company’s defined benefit pension plans.

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The Company’s cost for defined contribution plans totaled $21,507,000, $23,749,000, and $22,132,000 in 2013, 2012, and 2011, respectively.

The Company sponsors a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan") and three defined benefit pension plans in the U.K. (the "U.K. Plans"). Effective December 31, 2002, the Company elected to freeze its U.S. Qualified Plan. Benefits payable under the Company’s U.S. Qualified Plan are generally based on career compensation; however, no additional benefits have accrued on this plan since December 31, 2002. The Company’s U.K. Plans were closed to new participants as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the relevant plan was closed.

Benefits payable under the U.K. Plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid from the U.K. Plans are also subject to adjustments for the effects of inflation. The actuarial present value of the projected benefit payments under the U.K. Plans are based on the employees' expected dates of separation by retirement. The Company expects to make contributions of approximately $17,908,000 to its U.S. Qualified Plan and $7,000,000 to its U.K. Plans in 2014.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the “other international plans”) have retirement benefits that are accounted for as defined benefit pension plans under U.S. GAAP.

External trusts are maintained to hold assets of the Company’s U.S. Qualified Plan, U.K. Plans, and other international plans. The Company’s funding policy is to make cash contributions in amounts at least sufficient to meet regulatory funding requirements and, in certain instances, to make contributions in excess thereof if such contributions would otherwise be in accordance with the Company's capital allocation plans. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not recorded on the Company’s Consolidated Balance Sheets. Instead, the funded or unfunded status of the Company’s U.S. Qualified Plan, U.K. Plans, and the other international plans are recorded in "Accrued pension liabilities" on the Company’s Consolidated Balance Sheets based on the projected benefit obligations less the fair values of the plans’ assets.

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans (excluding the nonqualified plans discussed separately below), the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2013 and 2012:

December 31,	2013	2012
	(In thousands)
Projected benefit obligation	$773,551	$801,578
Fair value of plan assets	667,046	629,399

Certain of the Company's U.K. Plans and other international plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2013 and 2012:

December 31,	2013	2012
	(In thousands)
Projected benefit obligation	$13,502	$11,734
Fair value of plan assets	14,574	14,326

A fixed number of U.S. employees, retirees, and eligible dependents are covered under a frozen post-retirement medical benefits plan. The liabilities for this plan are included in the Company's self-insured risks liabilities, and contributions from employees generally equals payments for their medical costs. This plan was frozen effective December 31, 2002.

In addition, the Company sponsors two frozen nonqualified, unfunded defined benefit pension plans for certain employees and retirees, which are based on career compensation. These plans were frozen effective December 31, 2002. The liabilities for these plans, which equal their projected benefit obligations, are included in "Other accrued liabilities" and "Other noncurrent liabilities" based on these expected timing of funding these obligations, since they are funded as needed from Company assets.

The reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

Year Ended December 31,	2013	2012
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$813,312	$724,656
Service cost	2,922	2,220
Interest cost	33,309	35,137
Employee contributions	598	650
Actuarial (gain) loss	(24,772)	90,764
Benefits paid	(38,877)	(37,880)
Foreign currency effects	561	(2,235)
End of measurement period	787,053	813,312
Fair Value of Plans’ Assets:
Beginning of measurement period	643,725	586,962
Actual return on plans’ assets	48,890	73,458
Employer contributions	26,890	22,608
Employee contributions	598	650
Benefits paid	(38,877)	(37,880)
Foreign currency effects	394	(2,073)
End of measurement period	681,620	643,725
Unfunded Status	$(105,433)	$(169,587)

Due to the frozen status of the U.S. plans and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2013	2012
	(In thousands)
U.S. Qualified Plan	$77,483	$141,562
U.K. Plans	15,317	18,850
Other international plans	10,160	7,804
Subtotal, included in "Accrued pension liabilities"	102,960	168,216
Prepaid pension asset included in "Other noncurrent assets"	(1,072)	(2,592)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	324	292
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,221	3,671
Total unfunded status	$105,433	$169,587
Accumulated other comprehensive loss, before income taxes	$(276,497)	$(319,068)

The following tables set forth the 2013 and 2012 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis.

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain at beginning of 2012	$(272,531)	$1,883
Amortization of net loss (gain) during 2012	9,832	(209)
Net loss arising during 2012	(59,919)	—
Currency translation for 2012	1,876	—
Net unrecognized actuarial (loss) gain at end of 2012	(320,742)	1,674
Amortization of net loss (gain) during 2013	13,263	(209)
Net gain arising during 2013	30,679	—
Currency translation for 2013	(1,162)	—
Net unrecognized actuarial (loss) gain at end of 2013	$(277,962)	$1,465

Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2014 for the U.S. and U.K. defined benefit pension plans are $11,429,000 ($7,767,000 net of tax).

Net periodic benefit cost related to all of the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011 included the following components:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Service cost	$2,922	$2,220	$2,689
Interest cost	33,309	35,137	36,048
Expected return on assets	(42,949)	(42,505)	(41,196)
Amortization of actuarial loss	13,263	9,832	11,347
Net periodic benefit cost	$6,545	$4,684	$8,888

Benefit cost for the U.S. defined benefit pension plans does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2014	$39,731
2015	40,844
2016	41,965
2017	42,814
2018	43,630
2019-2023	227,239

Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plans:	2013	2012
Discount rate used to compute benefit obligations	4.86%	4.06%
Discount rate used to compute periodic benefit cost	4.06%	4.92%
Expected long-term rates of return on plan’s assets	6.75%	7.25%

U.K. Defined Benefit Plans:	2013	2012
Discount rate used to compute benefit obligations	4.30%	4.40%
Discount rate used to compute periodic benefit cost	4.40%	5.00%
Expected long-term rates of return on plans’ assets	7.06%	7.85%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2014 net periodic pension cost are estimated to be 6.75% and 7.12% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

The plans’ asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. qualified defined benefit pension plans, were as follows:

	U.S. Plan		U.K. Plans
December 31,	2013	2012	2013	2012
Equity securities	29.8%	32.9%	26.0%	24.0%
Fixed income investments	67.8%	65.1%	55.3%	55.6%
Alternative strategies	0.2%	—%	17.0%	19.1%
Cash, cash equivalents and short-term investment funds	2.2%	2.0%	1.7%	1.3%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

See Note 12, "Fair Value Measurements" for the fair value disclosures of the U.S. and U.K. qualified defined benefit pension plan assets. The assets of the Company's other international plans are primarily insurance contracts, which are measured at contract value and are not measured at fair value. Obligations for the U.S. nonqualified plans are paid from Company assets.

9.    Common Stock and Earnings per Share

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRDA and CRDB, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 11, "Stock-Based Compensation," certain shares of CRDA are issued with restrictions under incentive compensation plans.

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. Through December 31, 2013, the Company has reacquired 1,162,335 shares of CRDA and 7,000 shares of CRDB at an average cost of $5.55 and $3.83 per share, respectively, under this program.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share ("EPS") of CRDA and CRDB using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During 2013, 2012, and 2011, the Board of Directors declared a higher dividend on CRDA than on CRDB.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2013		2012		2011
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$23,063	$19,075	$21,246	$17,762	$21,827	$18,705
Dividends paid	5,384	3,456	5,930	3,950	2,896	1,976
	28,447	22,531	27,176	21,712	24,723	20,681
Denominator:
Weighted-average common shares outstanding	29,853	24,690	29,536	24,693	28,820	24,697
Earnings per share - basic	$0.95	$0.91	$0.92	$0.88	$0.86	$0.84

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2013		2012		2011
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$23,407	$18,731	$21,484	$17,524	$22,078	$18,454
Dividends paid	5,384	3,456	5,930	3,950	2,896	1,976
	28,791	22,187	27,414	21,474	24,974	20,430
Denominator:
Number of shares used in basic earnings per share computation	29,853	24,690	29,536	24,693	28,820	24,697
Weighted-average effect of dilutive securities	1,002	—	736	—	729	—
	30,855	24,690	30,272	24,693	29,549	24,697
Earnings per share - diluted	$0.93	$0.90	$0.91	$0.87	$0.85	$0.83

Listed below are the shares excluded from the denominator in the above computation of diluted EPS for CRDA because their inclusion would have been antidilutive:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,212	1,154	1,428
Performance stock grants excluded because performance conditions had not been met (1)	1,290	1,169	721

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating EPS until the performance measurements have actually been achieved. The performance measurements for 471,000 of these shares as of December 31, 2013 are expected to be achieved by December 31, 2014.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translations, the effective portions of the Company’s interest rate hedges (if any), and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL") included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	Foreign currency translation adjustments	Retirement liabilities	Interest rate swap	AOCL attributable to shareholders of Crawford & Company
Balance at December 31, 2011	$10,476	$(173,665)	$(414)	$(163,603)
Other comprehensive loss before reclassifications	(2,698)	—	—	(2,698)
Unrealized net losses arising during the year	—	(39,934)	—	(39,934)
Amounts reclassified from accumulated other comprehensive income (1) (2)	—	6,340	414	6,754
Net current period other comprehensive (loss) income	(2,698)	(33,594)	414	(35,878)
Balance at December 31, 2012	$7,778	$(207,259)	$—	$(199,481)
Other comprehensive loss before reclassifications	(4,234)	—	—	(4,234)
Unrealized net gains arising during the year	—	15,671	—	15,671
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,834	—	8,834
Net current period other comprehensive (loss) income	(4,234)	24,505	—	20,271
Balance at December 31, 2013	$3,544	$(182,754)	$—	$(179,210)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Income. See Note 8, "Retirement Plans" for additional details.

(2)
Interest rate swap agreement loss reclassified to net income is related to the reclassification of interest expense as the hedged transaction occurred and is included in "Corporate interest expense, net" in the Company's Consolidated Statements of Income. See Note 5, "Derivative Instruments" for additional details.

The other comprehensive income (loss) amounts attributable to noncontrolling interests shown in the Company's Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

11.    Stock-Based Compensation

The Company has various stock-based incentive compensation plans for its employees and members of its Board of Directors. Only shares of CRDA can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation costs, estimates are made for the number of awards that are expected to vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation cost recognized at the end of any year equals at least the portion of the grant-date value of an award that is vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $3,835,000, $3,660,000, and $3,756,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was approximately $1,338,000, $1,221,000, and $1,273,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s stock option plans have been approved by shareholders, and the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2013, 2012, and 2011, compensation expense of $640,000, $0, and $72,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2013, 2012, and 2011, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2011	1,680	$6.80	3.4 years	$—
Exercised	(2)	4.70
Forfeited or expired	(330)	8.77
Outstanding at December 31, 2011	1,348	6.33	2.9 years	$—
Forfeited or expired	(234)	8.57
Outstanding at December 31, 2012	1,114	5.86	2.5 years	$459
Granted	749	5.08
Exercised	(49)	5.57
Forfeited or expired	(154)	5.22
Outstanding at December 31, 2013	1,660	$5.57	5.1 years	$3,517
Vested and Exercisable at December 31, 2013	926	$5.96	1.8 years	$1,600

The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was $1.86. No stock options were granted in 2012 or 2011. The intrinsic value of all outstanding stock options at December 31, 2011 was zero since the per share market price of CRDA was less than the exercise price of all outstanding stock options. The options exercised in 2013 and 2011 had an intrinsic value of $49,000 and less than $1,000, respectively. No options were exercised in 2012. No options vested in 2013 or 2012. The total fair value of stock options that vested during the year ended December 31, 2011 was $221,000.

At December 31, 2013, the unrecognized compensation cost related to unvested employee stock options was $729,000. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted, and the grant-date fair values were fully expensed on grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

2013
Expected dividend yield	4.50%
Expected volatility	57.70%
Risk-free interest rate	1.22%
Expected term of options	7 years

The expected dividend yield used for 2013 was based on the Company's historical dividend yield for 2011 and 2012. The expected volatility of the price of CRDA was based on historical realized volatility. The risk-free interest rate was based on the U.S. Treasury Daily Yield Curve Rate on the grant date, with a term equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

Performance-Based Stock Grants

Performance share grants are made to certain key employees of the Company. Such employees are eligible to earn shares of CRDA upon the achievement of certain individual and corporate objectives. Grants of performance shares are made at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA shares but not paid to holders of unvested/unissued performance grants. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2013, 2012, and 2011, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	437,678	$3.91
Granted	1,082,250	3.51
Vested	(651,271)	3.89
Forfeited or unearned	(8,157)	3.66
Nonvested at December 31, 2011	860,500	3.42
Granted	908,000	3.70
Vested	(531,791)	3.48
Forfeited or unearned	(67,584)	3.48
Nonvested at December 31, 2012	1,169,125	3.68
Granted	981,000	4.75
Vested	(449,958)	3.76
Forfeited or unearned	(59,167)	4.03
Nonvested at December 31, 2013	1,641,000	$4.26

The total fair value of the performance shares that vested in 2013, 2012, and 2011 was $1,693,000, $1,849,000, and $2,534,000, respectively.

Compensation expense recognized for all performance shares totaled $2,223,000, $2,645,000, and $2,749,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. As of December 31, 2013, there was an estimated $3,539,000 of unearned compensation cost for all nonvested performance shares. All of this unearned compensation cost is expected to be fully recognized by the end of 2015.

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

A summary of the status of the Company’s restricted shares of CRDA as of December 31, 2013, 2012, and 2011 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	25,200	$5.62
Granted	167,736	3.33
Vested	(184,266)	3.58
Nonvested at December 31, 2011	8,670	4.69
Granted	239,913	4.03
Vested	(177,498)	4.00
Forfeited or unearned	(3,918)	4.38
Nonvested at December 31, 2012	67,167	4.29
Granted	86,017	5.88
Vested	(84,184)	5.27
Nonvested at December 31, 2013	69,000	5.07

Compensation expense recognized for all restricted shares for the years ended December 31, 2013, 2012, and 2011 was $664,000, $607,000, and $557,000, respectively. As of December 31, 2013, there was $187,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2016.

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

For all plans, the requisite service period is the period of time over which the employees contribute to the plans through payroll withholdings. For purposes of recognizing compensation expense, estimates are made for the total withholdings expected over the entire withholding period. The market price of a share of stock at the beginning of the withholding period is then used to estimate the total number of shares that will be purchased using the total estimated withholdings. Compensation cost is recognized ratably over the withholding period.

Under the U.S. Plan, the Company is authorized to issue up to 1,500,000 shares of CRDA to eligible employees. Participating employees can elect to have up to $21,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price of a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

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

During the years ended December 31, 2013 and 2012, a total of 146,891 and 148,365 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at purchase prices of $3.29 in each year. At December 31, 2013, an estimated 111,000 shares will be issued and purchased under the U.S. Plan in 2014. During the years ended December 31, 2013, 2012, and 2011, compensation expense of $198,000, $270,000, and $225,000, respectively, was recognized for the U.S. Plan.

Under the U.K. Plan, the Company is authorized to issue up to 2,000,000 shares of CRDA. Under the U.K. Plan, eligible employees can elect to have up to £250 withheld from payroll each month to purchase shares after the end of a three-year savings period. The purchase price of a share of stock is 85% of the market price of the stock at a date prior to the grant date as determined under the U.K. Plan. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

For purposes of calculating the compensation expense for shares issuable under the U.K. Plan, the fair value of a share is equal to 15% (the employee discount) of the market price of a share of CRDA at the beginning of the withholding period.

At December 31, 2013, an estimated 1,426,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price for a share of CRDA under the U.K. Plan ranges from $1.87 to $3.60. For the years ended December 31, 2013, 2012, and 2011, compensation cost of $110,000, $138,000, and $153,000, respectively, was recognized for the U.K. Plan. During 2013, 2012, and 2011, a total of 495,968 shares, 15,008, shares and 20,363 shares of CRDA were issued under the U.K. Plan, respectively.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2013 10,794 shares were issued under the International Plan. No shares were issued under the International Plan in 2012 or 2011.

12.    Fair Value Measurements

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

•
Level 2 — Observable inputs other than quoted prices included in Level 1. The Company values assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

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

December 31,	2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Assets:
Money market funds (1)	$47	$—	$47
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	1,104	1,104
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company’s Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for interest rates adjusted for the Company's credit risk. The fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

December 31,	2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Money market funds (1)	$47	$—	$47
Liabilities:
Derivative not designated as hedging instruments:
Cross currency basis swap (2)	—	(752)	(752)
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

Fair Value Measurements for Defined Benefit Pension Plan Assets

The fair value hierarchy is also applied to certain other assets that indirectly impact the Company's consolidated financial statements. Assets contributed by the Company to its defined benefit pension plans become the property of the individual plans. Even though the Company no longer has control over these assets, it is indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in its consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by its U.S. and U.K. defined benefit pension plans.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. plan at December 31, 2013 and 2012:

December 31,	2013			2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Asset Category:
Cash and Cash Equivalents	$4,044	$—	$4,044	$752	$—	$752
Short-term Investment Funds	—	5,072	5,072	—	7,167	7,167
Equity Securities:
U.S.	—	83,649	83,649	20,180	65,707	85,887
International	—	38,090	38,090	636	42,436	43,072
Fixed Income Securities:
U.S.	21,039	242,385	263,424	10,224	235,985	246,209
International	719	12,621	13,340	—	9,170	9,170
Other	—	625	625	—	46	46
TOTAL	$25,802	$382,442	$408,244	$31,792	$360,511	$392,303

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2013 and 2012:

December 31,	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and Cash Equivalents	$4,322	$—	$—	$4,322	$2,951	$—	$—	$2,951
Equity Securities:
U.S.	—	29,457	—	29,457	—	25,358	—	25,358
International	—	34,579	—	34,579	—	29,768	—	29,768
Fixed Income Securities:
Money market funds	—	60,644	—	60,644	—	49,806	—	49,806
Government securities	8,778	50,180	—	58,958	1,546	61,893	—	63,439
Corporate bonds and debt securities	—	15,958	—	15,958	—	14,064	—	14,064
Mortgage-backed securities	—	789	—	789	—	694	—	694
Alternative strategy funds	129	28,523	—	28,652	—	30,604	—	30,604
Real estate funds	—	—	13,319	13,319	—	—	13,238	13,238
TOTAL	$13,229	$220,130	$13,319	$246,678	$4,497	$212,187	$13,238	$229,922

Short-term investment funds consist primarily of funds with a maturity of 60 days or less and are valued at amortized cost which approximates fair value.

Equity securities consist primarily of common and preferred stocks of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the Company's U.K. pension plan assets for the years ended December 31, 2013 and 2012:

	Alternative Strategy Funds	Real Estate Funds	Total
	(In thousands)
Balance at December 31, 2011	$931	$7,980	$8,911
Actual return on plan assets:
Related to assets still held at the reporting date	(665)	(107)	(772)
Purchases, sales and settlements—net	(266)	5,365	5,099
Balance at December 31, 2012	$—	$13,238	$13,238
Actual return on plan assets:
Related to assets still held at the reporting date	—	55	55
Purchases, sales and settlements—net	—	26	26
Balance at December 31, 2013	$—	$13,319	$13,319

13.    Segment and Geographic Information

The Company’s four reportable segments represent components of the business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing operating performance. The segments are organized based upon the nature of services and/or geographic areas served and are: Americas, which primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP which serves the property and casualty insurance company and self-insurance markets in Europe, including the U.K., the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand); Broadspire which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and the CODM to evaluate the financial performance of the Company’s four operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows investors to evaluate segment operating performance using the same criteria used by the Company’s senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests.

Segment operating earnings (loss) includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

In the normal course of its business, the Company sometimes pays for certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company’s consolidated results of operations. However, in evaluating segment results, Company management excludes these reimbursements and related expenses from segment results, as they offset each other.

Financial information as of and for the years ended December 31, 2013, 2012, and 2011 related to the Company’s reportable segments is presented below. Certain marketing functions that were previously included in each segment are now included in the Company's corporate administrative costs and allocated back to the segments. The results of prior periods have been revised to conform to the current presentation.

	Americas	EMEA/AP	Broadspire	Legal Settlement Administration	Total
	(In thousands)
2013
Revenues before reimbursements	$342,240	$350,164	$252,242	$218,799	$1,163,445
Segment operating earnings	18,532	32,158	8,245	46,752	105,687
Depreciation and amortization (1)	3,218	5,167	2,145	5,252	15,782
Assets	131,765	261,127	109,933	111,869	614,694
2012
Revenues before reimbursements	$334,431	$366,718	$238,960	$236,608	$1,176,717
Segment operating earnings	11,878	48,481	21	60,284	120,664
Depreciation and amortization (1)	3,693	5,105	2,512	4,263	15,573
Assets	137,609	284,981	110,984	106,878	640,452
2011
Revenues before reimbursements	$357,872	$340,090	$234,775	$192,618	$1,125,355
Segment operating earnings (loss)	20,007	28,096	(11,417)	51,307	87,993
Depreciation and amortization (1)	4,222	4,787	2,766	3,469	15,244
Assets	139,977	266,160	123,751	92,343	622,231
______________________

(1)	Excludes amortization expense of finite-lived customer-relationship and trade name intangible assets.

Substantially all revenues earned in the Broadspire and Legal Settlement Administration segments are earned in the U.S. Substantially all of the revenues earned in the EMEA/AP segment are earned outside of the U.S.

Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment.

Year Ended December 31,	2013	2012	2011
	(In thousands)
Americas
U.S. Claims Field Operations	$104,001	$105,932	$113,597
U.S. Technical Services	27,479	29,122	32,232
U.S. Catastrophe Services	36,067	38,504	37,648
Subtotal U.S. Claims Services	167,547	173,558	183,477
Contractor Connection	36,046	27,470	22,678
Subtotal U.S. Property & Casualty	203,593	201,028	206,155
Canada—all service lines	122,748	120,767	136,177
Latin America/Caribbean—all service lines	15,899	12,636	15,540
Total Revenues before Reimbursements—Americas	$342,240	$334,431	$357,872

Broadspire
Workers' Compensation and Liability Claims Management	$107,624	$100,051	$100,039
Medical Management	128,802	122,833	118,205
Risk Management Information Services	15,816	16,076	16,531
Total Revenues before Reimbursements—Broadspire	$252,242	$238,960	$234,775

The Company considers all Legal Settlement Administration revenues to be derived from one service line. For the years ended December 31, 2012, and 2011, it had revenues before reimbursements associated with two related special projects that exceeded 10% of the Company's consolidated revenues before reimbursements. Revenues from these special projects were $165.6 million and $121.1 million in 2012 and 2011, respectively.

Capital expenditures for the years ended December 31, 2013, 2012, and 2011 are shown in the following table:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Americas	$6,210	$4,944	$4,356
EMEA/AP	4,663	5,225	6,581
Broadspire	6,452	7,187	6,504
Legal Settlement Administration	5,257	9,167	5,451
Corporate	8,431	6,653	7,006
Total capital expenditures	$31,013	$33,176	$29,898

The total of the Company’s reportable segments’ revenues reconciled to total consolidated revenues for the years ended December 31, 2013, 2012, and 2011 was as follows:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Segments’ revenues before reimbursements	$1,163,445	$1,176,717	$1,125,355
Reimbursements	89,985	89,421	86,007
Total consolidated revenues	$1,253,430	$1,266,138	$1,211,362

The Company’s reportable segments’ total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2013, 2012, and 2011 were as follows:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Operating earnings of all reportable segments	$105,687	$120,664	$87,993
Unallocated corporate and shared costs and credits	(10,829)	(10,504)	(9,403)
Net corporate interest expense	(6,423)	(8,607)	(15,911)
Stock option expense	(948)	(408)	(450)
Amortization of customer-relationship intangible assets	(6,385)	(6,373)	(6,177)
Special charges and credits	—	(11,332)	2,379
Income before income taxes	$81,102	$83,440	$58,431

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2013 and 2012 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the Americas and EMEA/AP segments, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2013	2012
	(In thousands)
Assets of reportable segments	$614,694	$640,452
Corporate assets:
Cash and cash equivalents	8,015	10,402
Unallocated allowances on receivables	(4,450)	(3,766)
Property and equipment	9,481	8,465
Capitalized software costs, net	65,848	60,383
Assets of deferred compensation plan	15,140	14,741
Capitalized loan costs	4,394	3,878
Deferred income tax assets	61,375	99,288
Prepaid expenses and other current assets	9,559	4,976
Other noncurrent assets	6,002	8,596
Total corporate assets	175,364	206,963
Total assets	$790,058	$847,415

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

	U.S.	Canada	Other	Total Americas Segment
	(In thousands)
2013
Revenues before reimbursements	$203,593	$122,748	$15,899	$342,240
Long-lived assets	2,832	3,571	913	7,316
2012
Revenues before reimbursements	201,028	120,767	12,636	334,431
Long-lived assets	2,522	4,566	1,029	8,117
2011
Revenues before reimbursements	206,155	136,177	15,540	357,872
Long-lived assets	3,026	5,661	1,161	9,848

In the EMEA/AP segment, only the U.K. is considered material for disclosure.

	U.K.	CEMEA	Asia/Pacific	Total EMEA/AP Segment
	(In thousands)
2013
Revenues before reimbursements	$119,747	$112,374	$118,043	$350,164
Long-lived assets	9,691	2,251	4,876	16,818
2012
Revenues before reimbursements	133,436	97,396	135,886	366,718
Long-lived assets	9,715	2,286	5,353	17,354
2011
Revenues before reimbursements	149,053	95,599	95,438	340,090
Long-lived assets	10,221	2,787	5,211	18,219

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $337,424,000 and $815,608,000 at December 31, 2013 and 2012, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $504,074,000 and $350,705,000 at December 31, 2013 and 2012, respectively.

15.    Commitments and Contingencies

As part of the Company’s Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2013, the aggregate committed amount of letters of credit outstanding under the facility was $17,837,000.

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

16.    Special Charges and Credits and Other Income

Special Charges and Credits

There were no special charges or credits during 2013.

During 2012, the Company recorded pretax special charges of $11,332,000, consisting of $1,163,000 for severance costs, $642,000 for retention bonuses, $849,000 for temporary labor costs, and $140,000 for other expenses for a project to outsource certain aspects of our U.S. technology infrastructure; $4,285,000 to adjust the estimated loss on a leased facility the Company no longer uses; and $3,404,000 for severance costs and $849,000 for lease termination costs, primarily related to restructuring activities in its North American operations.

As of December 31, 2013, the following liabilities remained on the Company's Consolidated Balance Sheets related to the special charges recorded in 2012. The rollforwards of these costs for the year ended December 31, 2013 follows:

(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2013	$2,148	$2,303	$1,509	$1,253	$7,213
Adjustments to accruals	516	—	35	(204)	347
Cash payments	—	(1,805)	(1,241)	(465)	(3,511)
Ending balance, December 31, 2013	$2,664	$498	$303	$584	$4,049

During 2011, the Company recorded a net pretax special credit of $2,379,000, consisting of a gain of $6,992,000 related to the final settlement of a legal arbitration, net of a $3,415,000 write-off of deferred financing costs related to the repayment of its then-outstanding Term Loan B, and $1,198,000 in severance expense related to the Broadspire segment.

Other Income

Other income includes dividend income from the Company's unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the year ended December 31, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America in the first quarter of 2013. All of these amounts are included in the Americas segment operating earnings.

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

February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2014

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2013 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$286,281	$298,947	$293,338	$284,879	$1,163,445
Reimbursements	20,845	27,181	20,118	21,841	89,985
Total revenues	307,126	326,128	313,456	306,720	1,253,430
Total costs of services	234,186	239,514	232,493	230,234	936,427
Income before income taxes	14,671	26,878	22,929	16,624	81,102
Americas operating earnings (1)	3,220	4,417	9,718	1,177	18,532
EMEA/AP operating earnings (1)	6,822	8,392	4,272	12,672	32,158
Broadspire operating (loss) earnings (1)	(1,768)	4,359	1,884	3,770	8,245
Legal Settlement Administration operating earnings (1)	12,013	16,530	10,171	8,038	46,752
Unallocated corporate and shared costs and credits	(2,297)	(3,333)	275	(5,474)	(10,829)
Net corporate interest expense	(1,643)	(1,600)	(1,519)	(1,661)	(6,423)
Stock option expense	(80)	(293)	(279)	(296)	(948)
Amortization of customer-relationship intangible assets	(1,596)	(1,594)	(1,593)	(1,602)	(6,385)
Income taxes	(4,990)	(10,010)	(9,221)	(5,545)	(29,766)
Net loss (income) attributable to noncontrolling interests	58	140	(303)	(253)	(358)
Net income attributable to shareholders of Crawford & Company	$9,739	$17,008	$13,405	$10,826	$50,978
Earnings per CRDB share — basic (2) (4)	$0.17	$0.31	$0.24	$0.19	$0.91
Earnings per CRDB share — diluted (2) (4)	$0.17	$0.30	$0.24	$0.19	$0.90

2012 Quarterly Period	First	Second	Third	Fourth(3)	Full Year
	(In thousands, except per share amounts and amounts in footnotes)
Revenues from services:
Revenues before reimbursements	$267,753	$293,847	$302,136	$312,981	$1,176,717
Reimbursements	19,593	25,169	22,110	22,549	89,421
Total revenues	287,346	319,016	324,246	335,530	1,266,138
Total costs of services	219,300	237,984	234,589	244,186	936,059
Income before income taxes	9,613	18,275	28,774	26,778	83,440
Americas operating (loss) earnings (1)	(512)	1,407	6,534	4,449	11,878
EMEA/AP operating earnings (1)	5,581	11,732	12,954	18,214	48,481
Broadspire operating earnings (loss) (1)	1	(372)	(202)	594	21
Legal Settlement Administration operating earnings (1)	10,683	15,792	15,639	18,170	60,284
Unallocated corporate and shared costs and credits	(1,361)	(4,603)	(1,966)	(2,574)	(10,504)
Net corporate interest expense	(2,169)	(2,387)	(2,229)	(1,822)	(8,607)
Stock option expense	(122)	(123)	(77)	(86)	(408)
Amortization of customer-relationship intangible assets	(1,598)	(1,600)	(1,546)	(1,629)	(6,373)
Special charges and credits	(890)	(1,571)	(333)	(8,538)	(11,332)
Income taxes	(3,393)	(7,583)	(10,237)	(12,473)	(33,686)
Net income attributable to noncontrolling interests	(155)	(267)	(322)	(122)	(866)
Net income attributable to shareholders of Crawford & Company	$6,065	$10,425	$18,215	$14,183	$48,888
Earnings per CRDB share — basic (2) (4)	$0.11	$0.19	$0.33	$0.26	$0.88
Earnings per CRDB share — diluted (2) (4)	$0.11	$0.18	$0.33	$0.25	$0.87

__________________

(1)
This is a segment financial measure representing segment earnings (loss) before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income attributable to noncontrolling interests. See Note 13, “Segment and Geographic Information,” to the audited consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)
During the fourth quarter of 2012, the Company recorded $8.5 million in special pretax charges, consisting of $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations. See Note 16, “Special Charges and Credits and Other Income," to the audited consolidated financial statements contained in this Item 8.

(4)
The Company may pay a higher dividend on its CRDA common stock than on its CRDB shares. This dividend differential can result in different earnings per share for each class of stock due to the two-class method of computing EPS as required by current accounting guidance. CRDB generally presents a more dilutive measure.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2013.

Report of Management on Internal Control over Financial Reporting

The management of Crawford & Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Remediation of Material Weakness

During the year ended December 31, 2013, including the quarter ended December 31, 2013, our management completed corrective actions to remediate the material weakness identified in our 2012 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Specifically, the following actions were taken with respect to the following identified material weakness:

The Company did not maintain sufficient resources in the corporate tax function to provide for adequate and timely preparation and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP.

To resolve this issue, the following improvements were implemented:

•	reevaluated the roles and responsibilities within our tax function, which culminated in the hiring of additional experienced tax managers;

•
hired a new Director - Tax Accounting with an appropriate level of tax and accounting knowledge, experience and training to meet our tax and financial reporting requirements, and who reports to our corporate controller;

•	expanded the use and functionality of our tax accounting software to automate many calculations previously manually prepared;

•	revised the distribution of responsibility for accounting for income taxes in certain international jurisdictions through the use of a consolidating software package; and

•
implemented additional policies and procedures to enhance internal control and provide timely reconciliation and review of the Company's income tax accounting including those policies and procedures related to our international operations.

Changes in Internal Control over Financial Reporting

Other than the completed remediation actions described above, there were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Crawford & Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ investment for each of the three years in the period ended December 31, 2013 of Crawford & Company, and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2014

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, "Executive Officers," “Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance—Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and "Compensation Committee Interlocks and Insider Participation" of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

The information required by this Item will be included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included under the captions “Information with Respect to Certain Business Relationships and Related Transactions” and "Corporate Governance - Director Independence" of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption “Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Shareholders’ Investment for the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

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

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013).

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

10.14*	Crawford & Company U.K. ShareSave Scheme, as amended (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2013).
10.15*	Crawford & Company International Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10.16*
Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.17*
Terms of Restated Employment Agreement between Jeffrey T. Bowman and the Registrant, dated March 15, 2013 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.23*	Terms of Restated Employment Agreement between Phyllis R. Austin and the Registrant, dated January 13, 2014.

Exhibit No.	Document

10.24*
Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated March 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.37*	Director Compensation Summary Term Sheet.
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

10.39
Second Amendment to Credit Agreement, dated as of May 24, 2013, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.40
Third Amendment to Credit Agreement, dated as of November 25, 2013, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2013).

10.41*
Terms of Employment Agreement between Emanuel V. Lauria and the Registrant, dated June 1, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42*
Terms of Employment Agreement between Vince E. Cole and the Registrant, dated June 4, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

CRAWFORD & COMPANY

Date	February 26, 2014	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	February 26, 2014	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	February 26, 2014	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	February 26, 2014	/s/ W. Forrest Bell
W. FORREST BELL, Vice President and Controller (Principal Accounting Officer)

Date	February 26, 2014	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	February 26, 2014	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	February 26, 2014	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	February 26, 2014	/s/ Roger A. S. Day
ROGER A. S. DAY, Director

Date	February 26, 2014	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	February 26, 2014	/s/ Russel L. Honoré
RUSSEL L. HONORÉ, Director

Date	February 26, 2014	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	February 26, 2014	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.23	Terms of Restated Employment Agreement between Phyllis R. Austin and the Registrant, dated January 13, 2014.
10.37	Director Compensation Summary Term Sheet.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.