Form 10-Q
period 2014-03-31
CRAWFORD & CO
filed 2014-05-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2014 was as follows:

Class A Common Stock, $1.00 par value: 30,292,547
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2014

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenues:

Revenues before reimbursements	$275,349	$286,281
Reimbursements	14,009	20,845
Total Revenues	289,358	307,126

Costs and Expenses:

Costs of services provided, before reimbursements	203,893	213,341
Reimbursements	14,009	20,845
Total costs of services	217,902	234,186

Selling, general, and administrative expenses	59,730	58,950

Corporate interest expense, net of interest income of $197 and $211, respectively	1,301	1,643

Total Costs and Expenses	278,933	294,779

Other Income	449	2,324

Income Before Income Taxes	10,874	14,671

Provision for Income Taxes	4,288	4,990

Net Income	6,586	9,681

Net Loss Attributable to Noncontrolling Interests	66	58

Net Income Attributable to Shareholders of Crawford & Company	$6,652	$9,739

Earnings Per Share - Basic:
Class A Common Stock	$0.13	$0.18
Class B Common Stock	$0.12	$0.17

Earnings Per Share - Diluted:
Class A Common Stock	$0.12	$0.18
Class B Common Stock	$0.11	$0.17

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,918	29,446
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,978	30,462
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.05	$0.04
Class B Common Stock	$0.04	$0.03
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2014	2013

Net Income	$6,586	$9,681

Other Comprehensive (Loss) Income:
Net foreign currency translation loss	(4,405)	(916)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $914 and $1,017 respectively	1,533	2,107

Other Comprehensive (Loss) Income	(2,872)	1,191

Comprehensive Income	3,714	10,872

Comprehensive loss attributable to noncontrolling interests	425	100

Comprehensive Income Attributable to Shareholders of Crawford & Company	$4,139	$10,972

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$48,511	$75,953
Accounts receivable, less allowance for doubtful accounts of $10,272 and $10,234, respectively	168,374	160,350
Unbilled revenues, at estimated billable amounts	120,202	105,791
Income taxes receivable	3,729	5,150
Prepaid expenses and other current assets	24,088	22,437
Total Current Assets	364,904	369,681
Property and Equipment:
Property and equipment	149,858	155,326
Less accumulated depreciation	(106,938)	(109,643)
Net Property and Equipment	42,920	45,683
Other Assets:
Goodwill	130,716	132,777
Intangible assets arising from business acquisitions, net	80,326	82,103
Capitalized software costs, net	72,551	72,761
Deferred income tax assets	60,712	61,375
Other noncurrent assets	27,631	25,678
Total Other Assets	371,936	374,694
TOTAL ASSETS	$779,760	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$83,794	$35,000
Accounts payable	41,957	50,941
Accrued compensation and related costs	58,008	98,656
Self-insured risks	13,917	13,100
Income taxes payable	3,978	3,476
Deferred income taxes	14,524	15,063
Deferred rent	15,141	16,062
Other accrued liabilities	37,726	34,270
Deferred revenues	47,612	49,950
Current installments of long-term debt and capital leases	878	875
Total Current Liabilities	317,535	317,393
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	101,567	101,770
Deferred revenues	27,105	26,893
Self-insured risks	11,754	12,530
Accrued pension liabilities	97,855	102,960
Other noncurrent liabilities	18,917	20,979
Total Noncurrent Liabilities	257,198	265,132
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,062 and 29,875 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	30,062	29,875
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	37,365	39,285
Retained earnings	288,110	285,165
Accumulated other comprehensive loss	(181,723)	(179,210)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	198,504	199,805
Noncontrolling interests	6,523	7,728
Total Shareholders’ Investment	205,027	207,533
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$779,760	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$6,586	$9,681
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	9,103	8,143
Stock-based compensation	(449)	588
Gain on disposals of property and equipment, net	(389)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(9,131)	(7,923)
Unbilled revenues, net	(17,209)	(6,118)
Accrued or prepaid income taxes	2,272	2,108
Accounts payable and accrued liabilities	(44,780)	(41,081)
Deferred revenues	(2,123)	(1,849)
Accrued retirement costs	(11,389)	(5,225)
Prepaid expenses and other operating activities	2,246	284
Net cash used in operating activities	(65,263)	(41,392)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,571)	(1,647)
Proceeds from disposals of property and equipment	1,289	—
Capitalization of computer software costs	(3,372)	(4,400)
Cash surrendered from sale of business	(1,554)	—
Net cash used in investing activities	(6,208)	(6,047)

Cash Flows From Financing Activities:
Cash dividends paid	(2,489)	(1,925)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,327)	(880)
Proceeds from shares purchased under employee stock-based compensation plans	25	56
Repurchases of common stock	(1,391)	(148)
Increases in short-term and revolving credit facility borrowings	55,238	45,032
Payments on short-term and revolving credit facility borrowings	(4,125)	(6,554)
Payments on capital lease obligations	(220)	(200)
Dividends paid to noncontrolling interests	(142)	—
Other financing activities	(26)	—
Net cash provided by financing activities	45,543	35,381

Effects of exchange rate changes on cash and cash equivalents	(1,514)	331
Decrease in cash and cash equivalents	(27,442)	(11,727)
Cash and cash equivalents at beginning of year	75,953	71,157
Cash and cash equivalents at end of period	$48,511	$59,430
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income (loss)	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	$30,062	$24,690	$37,365	$288,110	$(181,723)	$198,504	$6,523	$205,027

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)
Balance at March 31, 2013	$29,613	$24,690	$35,006	$253,801	$(198,248)	$144,862	$5,500	$150,362
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based in Atlanta, Georgia, Crawford & Company (the “Company”) is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and our financial position as of, March 31, 2014 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2014 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Certain prior period amounts have been reclassified to conform to the current presentation. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2014 and December 31, 2013, the liabilities of the deferred compensation plan were $10,599,000 and $10,322,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,239,000 and $15,140,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company owns 51% of the capital stock of Lloyd Warwick International Limited (“LWI”). Crawford provides more than half of the financial support for LWI, and LWI lacks sufficient equity at risk to permit LWI to carry on its activities without this additional financial support. Crawford is contractually obligated to provide financial support to LWI of up to approximately $6,000,000. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that LWI may require. As a result, LWI is considered a VIE of the Company. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of March 31, 2014 were $3,318,000 and $5,052,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $4,490,000.
The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder. Net assets sold amounted to $2,452,000, including cash of $1,554,000. The sale was financed with a loan payable in two years. The Company had previously recognized a loss on the disposal of this entity of $474,000 in 2013. The results of Crawford South Africa were not material to the Company.

2. Derivative Instruments
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
The Company’s swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At March 31, 2014, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

3. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2014, the Company estimates that its effective annual income tax rate for 2014 will be approximately 36% before considering any discrete items.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company’s defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 included the following components:

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Service cost	$698	$705
Interest cost	8,918	8,260
Expected return on assets	(11,462)	(10,695)
Amortization of actuarial loss	3,004	3,219
Net periodic benefit cost	$1,158	$1,489
For the three-month period ended March 31, 2014, the Company made contributions of $2,600,000 and $1,730,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $1,900,000 and $1,632,000, respectively, for the comparable period in 2013. The Company is required to make contributions to its U.S. defined benefit pension plan of $15,150,000 for the remainder of 2014. There are no required contributions to the U.K. plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $5,100,000 to these U.K. plans during the remainder of 2014.

5. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first quarter of each of 2014 and 2013 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2014		March 31, 2013
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,281	$1,882	$4,250	$3,564
Dividends paid	1,502	987	1,184	741
Net income available to common shareholders, basic	3,783	2,869	5,434	4,305

Denominator:
Weighted-average common shares outstanding, basic	29,918	24,690	29,446	24,690
Earnings per share - basic	$0.13	$0.12	$0.18	$0.17

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2014		March 31, 2013
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,317	$1,846	$4,316	$3,498
Dividends paid	1,502	987	1,184	741
Net income available to common shareholders, diluted	3,819	2,833	5,500	4,239

Denominator:
Weighted-average common shares outstanding, basic	29,918	24,690	29,446	24,690
Weighted-average effect of dilutive securities	1,060	—	1,016	—
	30,978	24,690	30,462	24,690
Earnings per share - diluted	$0.12	$0.11	$0.18	$0.17
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	703
Performance stock grants excluded because performance conditions had not been met (1)	2,267	2,152
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of March 31, 2014, the Company does not expect these performance measurements to be achieved by December 31, 2014.

The following table details shares issued during the three months ended March 31, 2014 and March 31, 2013. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above.

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
CRDA issued under non-employee director stock plan	54	51
CRDA issued under the U.K. ShareSave Scheme	6	—
CRDA issued under Executive Stock Bonus Plan	195	245
CRDA issued from stock option plan exercises	106	12

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2012, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) until May 2015. Under the repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. During the quarter ended March 31, 2014, the Company repurchased 174,108 shares of CRDA at an average cost of $7.99 per share. During the quarter ended March 31, 2013, the Company repurchased 30,124 shares of CRDA at an average cost of $4.92 per share.

6. Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company’s unaudited condensed consolidated financial statements were as follows:

	Three months ended March 31, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance, January 1	$3,544	$(182,754)	$(179,210)
Other comprehensive loss before reclassifications	(4,046)	—	(4,046)
Amounts reclassified from accumulated other comprehensive income	—	1,533	1,533
Net current period other comprehensive (loss) income	(4,046)	1,533	(2,513)
Ending balance, March 31	$(502)	$(181,221)	$(181,723)

	Three months ended March 31, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance, January 1	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(874)	—	(874)
Amounts reclassified from accumulated other comprehensive income	—	2,107	2,107
Net current period other comprehensive (loss) income	(874)	2,107	1,233
Ending balance, March 31	$6,904	$(205,152)	$(198,248)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 4, "Defined Benefit Pension Plans" for additional details.

The other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2014
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	2,067	—	2,067	—
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company’s unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for interest rates adjusted for the counterparty’s credit risk. The fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

Fair Value Disclosures
There were no transfers between fair value levels during the quarter ended March 31, 2014.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Segment Information
Financial information for the three months ended March 31, 2014 and 2013 related to the Company’s reportable segments, including a reconciliation from segment operating earnings (loss) to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Revenues:
Americas	$87,891	$84,244
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	80,336	87,589
Broadspire	64,758	57,797
Legal Settlement Administration	42,364	56,651
Total segment revenues before reimbursements	275,349	286,281
Reimbursements	14,009	20,845
Total revenues	$289,358	$307,126

Operating Earnings (Loss):
Americas	$6,934	$3,220
EMEA/AP	1,900	6,822
Broadspire	2,003	(1,768)
Legal Settlement Administration	4,967	12,013
Total segment operating earnings	15,804	20,287

Deduct:
Unallocated corporate and shared costs and credits, net	(1,743)	(2,297)
Net corporate interest expense	(1,301)	(1,643)
Stock option expense	(294)	(80)
Amortization of customer-relationship intangible assets	(1,592)	(1,596)
Income before income taxes	$10,874	$14,671
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company’s four operating segments and make resource allocation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company’s senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests.
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

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Americas
U.S. Claims Field Operations	$26,720	$25,904
U.S. Technical Services	6,711	7,380
U.S. Catastrophe Services	6,308	10,815
Subtotal U.S. Claims Services	39,739	44,099
Contractor Connection	12,909	7,480
Subtotal U.S. Property & Casualty	52,648	51,579
Canada--all service lines	31,693	29,288
Latin America/Caribbean--all service lines	3,550	3,377
Total Revenues before Reimbursements--Americas	$87,891	$84,244

Broadspire
Workers' Compensation and Liability Claims Management	$28,284	$23,984
Medical Management	32,792	29,961
Risk Management Information Services	3,682	3,852
Total Revenues before Reimbursements--Broadspire	$64,758	$57,797

9. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2014, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,837,000.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Special Charges and Other Income
Special Charges
There were no special charges during the three months ended March 31, 2014 or 2013.
As of March 31, 2014, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012. The rollforwards of these costs for the three months ended March 31, 2014 follow:

	Three months ended March 31, 2014
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2014	$2,664	$498	$303	$584	$4,049
Adjustments to accruals	(463)	—	—	—	(463)
Cash payments	—	(137)	—	(89)	(226)
Ending balance, March 31, 2014	$2,201	$361	$303	$495	$3,360
Other Income
Other income consists of dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the three months ended March 31, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America. During the three months ended March 31, 2014, there was a $418,000 gain under the earnout provisions of the same sale agreement. These amounts were included in the Americas segment operating earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 26, 2014. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 5, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to, among other things, reduction of our operating expenses in our Broadspire segment, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of our Legal Settlement Administration segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	regulatory changes related to funding of defined benefit pension plans,

•	the fact that our U.S. and U.K. defined benefit pension plans are significantly underfunded and our future funding obligations thereunder,

•	continued high levels of unemployment and associated low levels of workplace injuries in the U.S.,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder,

•	our ability to maintain adequate internal controls over financial reporting, in the area of accounting for income taxes, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2013. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world’s largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas; Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP"); Broadspire; and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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
In recent periods we have derived a material portion of our revenues and operating earnings from a limited number of client engagements and special projects within our Legal Settlement Administration and EMEA/AP segments, specifically our work on the gulf-related class action settlement and Thailand flooding claims. These projects continue to wind down and we expect revenues, and related operating earnings from these projects, to continue to be at a reduced rate through the remainder of 2014 as compared to 2013 levels. No assurances of timing of the project end dates and, therefore, continued revenues or operating earnings, can be provided. In the event we are unable to replace revenues and related operating earnings from these projects as they wind down, or upon the termination or other expiration thereof, with revenues and operating earnings from new projects and customers within this or other segments, there could be a material adverse effect on our results of operations.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased 3.8% for the three months ended March 31, 2014, compared with the same period of 2013. The decrease in revenues for the three-month period was primarily due to decreases in revenues in our EMEA/AP and Legal Settlement Administration segments more than offsetting increases in revenues in our Americas and Broadspire segments. Changes in exchange rates reduced revenues in the Americas and EMEA/AP segments by $3.2 million and $1.8 million, respectively.
Included in "Other income" for the three months ended March 31, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America. During the three months ended March 31, 2014, there was a $0.4 million gain under the earnout provisions of the same sale agreement. These amounts are included in the Americas segment operating earnings.
Selling, General, and Administrative (“SG&A”) expenses were 1.3% higher in the three months ended March 31, 2014 compared with the same period of 2013. The increase in costs for the three months ended March 31, 2014 compared with the same period in 2013 was due to a $0.9 million increase in self-insured expenses and a $0.9 million increase in travel and other costs, partially offset by a $1.3 million decline in professional fees and non-employee labor.
Operating Earnings (Loss) of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings (loss) of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting.” Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Operating earnings includes costs for administrative functions required to run our business.

For most of our international operations, including all EMEA/AP, Canadian and Latin American operations, and for Legal Settlement Administration, most administrative functions, such as finance, human resources, information technology, quality and compliance, are embedded in those locations and are considered direct costs of those operations. For our domestic operations (primarily Broadspire and U.S. Claims Services within the Americas segment), we have a centralized shared-services arrangement for most of these administrative functions, and we allocate the costs of those services to the segments as indirect costs based on usage. Although some of the administrative services in our shared-services center benefit, and are allocated to, all four of our operating segments, the majority of these shared services are allocated to Broadspire and U.S. Claims Services within the Americas segment.
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings (loss) represent segment earnings (loss), including the direct and indirect costs of administrative functions, but excluding certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests. The expenses excluded from segment operating earnings are excluded because they are managed on a corporate-wide basis and do not relate directly to the performance of our services or operating activities.
Income taxes, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings (loss) because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors and affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for customer-relationship intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment’s operating activities on a consistent basis.
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
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.
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
Segment Operating Expenses
Our discussion and analysis of segment operating expenses is comprised of two components: "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor". Beginning in 2014, we started combining non-employee labor (outsourced service providers) with direct compensation and fringe benefits. We believe this presentation better reflects the total direct labor costs necessary to provide our services. In prior periods, non-employee labor was combined with expenses other than direct compensation and fringe benefits. The results of prior periods have been revised to conform to the current presentation.

“Direct Compensation, Fringe Benefits & Non-Employee Labor” includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. As noted above, in our EMEA/AP and Legal Settlement Administration segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct costs of those locations. Likewise, in the Americas segment, administrative costs for Canada, Latin America and the Caribbean are embedded in those locations and are considered direct costs. In our U.S. Claims Services and Broadspire operations certain administrative functions are performed by centralized headquarters staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor". Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.
The allocated indirect costs of our shared-services infrastructure are included in “Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor." In addition to allocated corporate and shared costs, “Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" includes travel and entertainment, office rent and occupancy costs, automobile expenses, office operating expenses, data processing costs, cost of risk, professional fees, and amortization and depreciation expense other than amortization of customer-relationship intangible assets.
Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses.

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	% Change
Revenues:
Americas	$87,891	$84,244	4.3%
EMEA/AP	80,336	87,589	(8.3)%
Broadspire	64,758	57,797	12.0%
Legal Settlement Administration	42,364	56,651	(25.2)%
Total revenues, before reimbursements	275,349	286,281	(3.8)%
Reimbursements	14,009	20,845	(32.8)%
Total Revenues	$289,358	$307,126	(5.8)%

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$56,751	$59,649	(4.9)%
% of related revenues before reimbursements	64.6%	70.8%
EMEA/AP	57,912	58,678	(1.3)%
% of related revenues before reimbursements	72.1%	67.0%
Broadspire	37,619	34,782	8.2%
% of related revenues before reimbursements	58.1%	60.2%
Legal Settlement Administration	30,075	37,933	(20.7)%
% of related revenues before reimbursements	71.0%	67.0%
Total	$182,357	$191,042	(4.5)%
% of Revenues before reimbursements	66.2%	66.7%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$24,206	$21,375	13.2%
% of related revenues before reimbursements	27.5%	25.4%
EMEA/AP	20,524	22,089	(7.1)%
% of related revenues before reimbursements	25.5%	25.2%
Broadspire	25,136	24,783	1.4%
% of related revenues before reimbursements	38.8%	42.9%
Legal Settlement Administration	7,322	6,705	9.2%
% of related revenues before reimbursements	17.3%	11.8%
Total before reimbursements	77,188	74,952	3.0%
% of Revenues before reimbursements	28.0%	26.2%
Reimbursements	14,009	20,845	(32.8)%
Total	$91,197	$95,797	(4.8)%
% of Revenues	31.5%	31.2%
Operating Earnings (Loss):
Americas	$6,934	$3,220	115.3%
% of related revenues before reimbursements	7.9%	3.8%
EMEA/AP	1,900	6,822	(72.1)%
% of related revenues before reimbursements	2.4%	7.8%
Broadspire	2,003	(1,768)	213.3%
% of related revenues before reimbursements	3.1%	(3.1)%
Legal Settlement Administration	4,967	12,013	(58.7)%
% of related revenues before reimbursements	11.7%	21.2%
Deduct:
Unallocated corporate and shared costs and credits, net	(1,743)	(2,297)	(24.1)%
Net corporate interest expense	(1,301)	(1,643)	(20.8)%
Stock option expense	(294)	(80)	267.5%
Amortization of customer-relationship intangible assets	(1,592)	(1,596)	(0.3)%
Income before income taxes	10,874	14,671	(25.9)%
Provision for income taxes	(4,288)	(4,990)	(14.1)%
Net Income	6,586	9,681	(32.0)%
Net loss attributable to noncontrolling interests	66	58	13.8%
Net income attributable to shareholders of Crawford & Company	$6,652	$9,739	(31.7)%

AMERICAS
Operating earnings for our Americas segment increased from $3.2 million, or 3.8% of revenues before reimbursements, in the first quarter of 2013, to $6.9 million, or 7.9% of revenues before reimbursements, in the first quarter of 2014. The first quarter 2014 increase in Americas operating earnings compared with the 2013 period was primarily due to continued growth in our Contractor Connection managed repair network, and higher revenues and operating earnings in Canada. Included in operating earnings for the first quarter of 2013 were earnings from the claims handling resulting from superstorm Sandy and a $2.3 million gain from the sale of the rights to a customer contract in Latin America. During the three months ended March 31, 2014, there was a $0.4 million gain under the earnout provisions of the same sale agreement.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance
U.S. Claims Field Operations	$26,720	$25,904	3.2%
U.S. Technical Services	6,711	7,380	(9.1)%
U.S. Catastrophe Services	6,308	10,815	(41.7)%
Subtotal U.S. Claims Services	39,739	44,099	(9.9)%
Contractor Connection	12,909	7,480	72.6%
Subtotal U.S. Property & Casualty	52,648	51,579	2.1%
Canada--all service lines	31,693	29,288	8.2%
Latin America/Caribbean--all service lines	3,550	3,377	5.1%
Total Revenues before Reimbursements	$87,891	$84,244	4.3%
Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 30.6% for the three months ended March 31, 2014 compared with the same periods in 2013. Changes in foreign exchange rates reduced our Americas revenues by approximately 3.8% for the three months ended March 31, 2014. Revenues were also negatively impacted by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 22.5% in the three months ended March 31, 2014. The primary driver of the unfavorable price/mix variance was superstorm Sandy claims being received and reported in 2012, but a portion of the revenue related to handling superstorm Sandy claims being recognized in 2013. Contractor Connection implemented a price increase during the third quarter of 2013 that partially mitigated the unfavorable price/mix variance.
Total U.S. Claims Services revenues decreased during the 2014 first quarter when compared with the same quarter in 2013. First quarter 2013 revenues were favorably impacted by claims handling resulting from superstorm Sandy. The increases in Contractor Connection revenues in the first quarter of 2014 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. In addition, Contractor Connection revenues increased as a result of the severe winter weather in the U.S. and the third quarter 2013 price increase.
Revenues in Canada increased in the first quarter of 2014 primarily due to the severe winter weather along with market share gains.
The revenue increase in Latin America/Caribbean for the first quarter of 2014 was primarily due to growth in Brazil from new and existing clients.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $4.3 million for both of the three-month periods ended March 31, 2014 and 2013.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2014	March 31, 2013	Variance
U.S. Claims Field Operations	58,838	40,696	44.6%
U.S. Technical Services	1,595	1,704	(6.4)%
U.S. Catastrophe Services	7,422	11,153	(33.5)%
Subtotal U.S. Claims Services	67,855	53,553	26.7%
Contractor Connection	51,839	42,650	21.5%
Subtotal U.S. Property & Casualty	119,694	96,203	24.4%
Canada--all service lines	49,024	30,414	61.2%
Latin America/Caribbean--all service lines	17,217	15,705	9.6%
Total Americas Cases Received	185,935	142,322	30.6%
Total cases received for U.S. Claims Services increased in the first quarter of 2014 compared with the first quarter of 2013 due to increases in high-frequency, low-complexity affinity and automotive claims, which more than offset the reduction in catastrophe-related claims. The 2014 increase in Contractor Connection cases was due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to repair networks as well as the severe winter weather.
The 2014 increases in cases in Canada, Latin America and the Caribbean were primarily due to increases in high-frequency, low-complexity automotive and affinity claims. Canada also experienced an increase in weather-related claims, significant growth in its Contractor Connection business, and growth in its desk-adjusted claim assignments in both corporate self-insured and insurer markets.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 64.6% in the first quarter of 2014, decreasing from 70.8% in the first quarter of 2013. The decrease was due to higher staff utilization as well as a reduction in the number of employees.
The dollar amount of these expenses decreased in the 2014 three-month period to $56.8 million from $59.6 million in the comparable 2013 period. There was an average of 2,653 full-time equivalent employees (including 185 catastrophe adjusters) in this segment during the first quarter of 2014, compared with an average of 2,719 employees (including 211 catastrophe adjusters) during the 2013 period. Catastrophe adjusters were utilized more in 2013 because of claims related to superstorm Sandy.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $24.2 million, or 27.5% of segment revenues before reimbursements, for the quarter ended March 31, 2014, compared with $21.4 million, or 25.4% of segment revenues before reimbursements, for the comparable quarter of 2013. In 2013, a $2.3 million gain from the sale of the rights to a customer contract in Latin America was recorded in this category, which reduced net expenses for the first quarter of 2013. During the three months ended March 31, 2014, there was a $0.4 million gain under the earnout provisions of the same sale agreement.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $1.9 million, or 2.4% of revenues before reimbursements, for the three months ended March 31, 2014 compared with 2013 first quarter operating earnings of $6.8 million, or 7.8% of revenues before reimbursements. The decline in EMEA/AP operating earnings was due in part to the inclusion in the 2013 first quarter of revenues from claims handling activity from the 2011 Thailand floods, flooding and bush fires in Australia, and a $900,000 performance bonus from a client in CEMEA. The decline in operating earnings was also due to expenses in 2014 related to the continuing investment in the start-up operations of our Specialty Markets service line that commenced in the 2013 third quarter.

Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance
U.K.	$30,015	$31,763	(5.5)%
Continental Europe, Middle East, Africa (“CEMEA”)	27,654	27,173	1.8%
Asia-Pacific	22,667	28,653	(20.9)%
Total EMEA/AP Revenues before Reimbursements	$80,336	$87,589	(8.3)%
The overall decrease in revenues for the first quarter of 2014 compared with the first quarter of 2013 was primarily due to foreign exchange movement of $1.8 million and the anticipated reduction in revenues stemming from the Thailand floods and Australian floods and bush fires, which were lower by $3.7 million and $2.1 million, respectively, when compared with the same quarter last year. In addition, declining claim volumes reduced revenues in the U.K.
As described below, overall case volumes increased 12.8% for the three months ended March 31, 2014 compared with the same period of 2013. Changes in foreign exchange rates previously discussed reduced our EMEA/AP segment revenues by approximately 2.1% for the three months as compared with the 2013 period. The disposition of our South African subsidiary reduced revenues by 2.2%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited increased revenue by 1.2%. Changes in product mix and in the rates charged for those services accounted for an 18.0% revenue decline for the three months ended March 31, 2014 compared with the same period in 2013.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues decreased to $4.9 million for the three months ended March 31, 2014 from $8.1 million in the three months ended March 31, 2013. This decrease primarily resulted from higher expenses incurred in the 2013 period related to handling the Thailand flood claims.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2014	March 31, 2013	Variance
U.K.	24,108	27,085	(11.0)%
CEMEA	59,432	50,398	17.9%
Asia-Pacific	43,411	35,036	23.9%
Total EMEA/AP Cases Received	126,951	112,519	12.8%

The overall case volume was higher in the 2014 first quarter compared with the same period in 2013. The increase was driven by higher case volume in CEMEA, especially in the Nordic region, due to an expanding insurer contract, and in Asia from an increase in high-frequency, low-complexity motor and property claims in China and Malaysia.
The decrease in cases received in the U.K. in the first quarter of 2014 compared with the same period in 2013 was due to a continued decline in the general property market resulting from reduced weather-related case activity as well as a general decline in high-frequency, low-complexity claims. The decline in these types of claims was due to a number of factors, including a trend toward additional insourcing of claims by carriers, higher deductibles, improved underwriting, higher unemployment, and more people working from home.

Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation expenses, fringe benefits, and non-employee labor were 72.1% for the three months ended March 31, 2014 compared with 67.0% for the three months ended March 31, 2013. This increase was primarily a function of the mix of services provided and lower utilization of our staff after the winding down of the Thailand flood claim work. The dollar amount of these expenses decreased for the 2014 three-month period to $57.9 million from $58.7 million in 2013. There was an average of 2,947 full-time equivalent employees in this segment in the first quarter of 2014 compared with an average of 3,046 in the 2013 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 25.5% of EMEA/AP revenues before reimbursements for the three months ended March 31, 2014 compared with 25.2% for the three months ended March 31, 2013. The increase as a percentage of revenue for the three months ended March 31, 2014 resulted primarily from a decline in revenues, as the amount of the expenses declined to $20.5 million in the 2014 first quarter from $22.1 million in the 2013 first quarter. The decrease primarily resulted from lower occupancy costs and professional fees.

BROADSPIRE
Our Broadspire segment reported operating earnings of $2.0 million for the first quarter of 2014, compared with an operating loss of $1.8 million in the first quarter of 2013. The improvement in operating earnings for the quarter was primarily due to higher claims management and medical management revenues.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
( in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance
Workers' Compensation and Liability Claims Management	$28,284	$23,984	17.9%
Medical Management	32,792	29,961	9.4%
Risk Management Information Services	3,682	3,852	(4.4)%
Total Broadspire Revenues before Reimbursements	$64,758	$57,797	12.0%
Unit volumes for the Broadspire segment, measured principally by cases received, increased 4.7% from the 2013 first quarter to the 2014 first quarter. Excluding approximately 5,000 one-time incident reports received from a major client in the first quarter of 2013 for which we received little or no revenue and incurred little or no associated costs, the increase in unit volume was 11.7%. The increase in revenues for the three months ended March 31, 2014 compared with the same period in 2013 was primarily due to organic growth, market share gains, higher client retention and increased medical management services referrals. The overall mix of services provided and in the rates charged for those services accounted for an increase of 0.3% in revenues for the three months ended March 31, 2014 compared with the same period in 2013 after adjusting for the incident only reports.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $1.0 million for both of the three-month periods ended March 31, 2014 and 2013.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2014	March 31, 2013	Variance
Workers’ Compensation	38,075	36,279	5.0%
Casualty	18,434	23,196	(20.5)%
Other	27,447	20,680	32.7%
Total Broadspire Cases Received	83,956	80,155	4.7%
The 2014 increase in workers’ compensation cases resulted from new clients. The decrease in casualty cases in 2014 primarily resulted from the inclusion in the 2013 period of approximately 5,000 one-time incident reports from a major client, for which we received little or no revenue and incurred little or no associated costs, as described above. The increase in other cases in 2014 was primarily due to increased referrals to our health management services.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 60.2% for the 2013 first quarter to 58.1% in the 2014 first quarter. The decrease was primarily due to investments in system efficiencies which resulted in higher utilization of our staff. Average full-time equivalent employees in this segment totaled 1,645 in the first quarter of 2014, up from 1,579 in the comparable 2013 period. The increase in employees is due to the increased case volume.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 38.8% for the three months ended March 31, 2014, compared with 42.9% in the comparable 2013 period. The amount of these expenses increased 1.4% for the quarter. These expenses are more fixed in nature and thus we were able to leverage the increased revenue without corresponding increases in these expenses.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in 2014 declined compared with prior year period levels primarily because of lower revenues from the Deepwater Horizon class action settlement project and a few other large projects. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2014, although at a reduced rate. No assurances of timing of the Deepwater Horizon project end date and, therefore, continued significant revenues in this segment, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $5.0 million for the three months ended March 31, 2014 compared with $12.0 million in the comparable 2013 period. The related segment operating margin decreased from 21.2% for the three months ended March 31, 2013 to 11.7% in the comparable 2014 period. The change in the operating margin for the three months ended March 31, 2014 compared with the same period in 2013 was primarily due to the mix of services provided.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased to $42.4 million for the three months ended March 31, 2014 from $56.7 million for the comparable 2013 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At March 31, 2014 we had a backlog of projects awarded totaling approximately $101.0 million, compared with $135.0 million at March 31, 2013. Of the $101.0 million backlog at March 31, 2014, an estimated $88.0 million is expected to be recognized as revenues over the remainder of 2014.

Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the types of projects and were $3.9 million in three months ended March 31, 2014 compared with $7.4 million in the comparable 2013 period. The projects in 2014 required less reimbursable expenses than the projects in 2013.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation expense, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 71.0% in the three months ended March 31, 2014 compared with 67.0% in the comparable 2013 period primarily as a result of lower revenues, as the amount of related expenses declined to $30.1 million for the first quarter of 2014 compared with $37.9 million for the comparable 2013 period. The decline in the amount was primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. Average full-time equivalent employees in this segment totaled 772 in the first quarter of 2014 compared with 622 in the same 2013 period. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 17.3% for the three months ended March 31, 2014 compared with 11.8% for the comparable 2013 period. The dollar amount of these expenses increased to $7.3 million in the 2014 first quarter as compared with $6.7 million in the 2013 first quarter due to higher rent expense resulting from additional office space and higher depreciation and amortization associated with the purchase of new computer equipment and software.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2014, we estimate that our effective annual income tax rate for 2014 will be approximately 36% before considering any discrete items.
The provision for income taxes on consolidated income totaled $4.3 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the provision for income taxes on consolidated income for the quarter ended March 31, 2014 compared with the comparable period of 2013 was primarily due to the overall decrease in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates increased the overall effective rate as compared with 2013.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.5 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. Interest income totaled $197,000 and $211,000 for the three months ended March 31, 2014 and 2013, respectively. The decline in interest expense was due to lower average borrowings in the first three months of 2014 compared with the first three months of 2013 and a lower cost of debt resulting from the amendment to our credit facility in November 2013. We pay interest based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $294,000 was recognized during the three months ended March 31, 2014 compared with $80,000 for the comparable period in 2013. The increase in the first quarter of 2014 compared with the first quarter of 2013 was primarily due to the expense related to the granting in March 2013 of 748,000 non-qualified stock options to certain executives under our Executive Stock Bonus Plan. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.6 million for both of the three-month periods ended March 31, 2014 and 2013. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2014 and 2013, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were $1.7 million for the three months ended March 31, 2014 and $2.3 million for the comparable period in 2013. The decreased costs for the three months ended March 31, 2014 compared with the same period in 2013 were due to a $1.2 million reduction in professional fees, a $0.6 million reduction in bad debt expense, and a $0.5 million reduction in various other expenses, partially offset by a $1.3 million increase in our self-insured medical costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2014, our working capital balance (current assets less current liabilities) was approximately $47.4 million, a decrease of $4.9 million from the working capital balance at December 31, 2013. Our cash and cash equivalents were $48.5 million at March 31, 2014, compared with $76.0 million at December 31, 2013.
Cash and cash equivalents as of March 31, 2014 consisted of $4.9 million held in the U.S. and $43.6 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred in 2013, and we provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Used in Operating Activities
Cash used in operating activities was $65.3 million for the quarter ended March 31, 2014, compared with $41.4 million for the comparable period of 2013. The increase in cash used in operating activities in the first quarter of 2014 compared with the first quarter of 2013 was primarily due to an increase in billed and unbilled accounts receivable, and an increase in payments for incentive compensation and in the funding of our defined contribution plans.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $6.2 million in the quarter ended March 31, 2014 compared with $6.0 million in the first quarter of 2013. In the quarter ended March 31, 2014, we sold a building previously used for our data processing facility in Tucker, Georgia for $1.3 million and sold our South African subsidiary at net book value, which included the surrender of $1.6 million of cash.
Cash Provided by Financing Activities
Cash provided by financing activities was $45.5 million for the quarter ended March 31, 2014 compared with $35.4 million for the comparable period of 2013. We paid $2.5 million in dividends in the first quarter of 2014, compared with $1.9 million in the first quarter of 2013. During the 2014 period, we increased our short-term borrowings and book overdraft by $51.1 million, repurchased $1.4 million of common stock under our share repurchase program, and paid $1.3 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During the 2013 period, we increased our short-term borrowings and book overdraft by $38.5 million, repurchased $0.1 million of common stock under our share repurchase program, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $298.5 million at March 31, 2014. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $186.2 million as of March 31, 2014 compared with $137.6 million at December 31, 2013.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan was underfunded by $77.5 million at December 31, 2013 based on an accumulated benefit obligation of $485.7 million.
The Company is required to make contributions to its U.S. Qualified Plan of $15.2 million in the remainder of 2014. There are no required contributions to the other plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $5.1 million to the U.K. plans in the remainder of 2014.
In February 2014, the Society of Actuaries released two exposure drafts that update U.S. mortality assumptions for pension plans. These assumptions have not been updated in over a decade. The change from the current mortality assumptions to those suggested in the exposure drafts will likely result in longer life expectancies, and consequently, higher pension liabilities, higher funding requirements and higher pension expense. It is expected the exposure drafts will become final during 2014. Given that the IRS has already issued its mortality assumptions for 2014 and 2015, it is possible the new mortality assumptions may be adopted for accounting purposes before they are adopted for funding purposes.
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

Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2014 compared with our Condensed Consolidated Balance Sheet as of December 31, 2013 were as follows:

•
Cash and cash equivalents decreased $27.4 million, or $25.9 million net of currency exchange, primarily due to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable and unbilled revenues increased $22.4 million, or $26.3 million net of currency exchange impacts. This increase was primarily due to increased receivables in Canada and Legal Settlement Administration.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $46.2 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At March 31, 2014, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Our obligations under these operating lease agreements have not changed materially since December 31, 2013.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Standards Adopted
None as of the date hereof.
Pending Adoption of New Accounting Standards
None as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during each month in the quarter ended March 31, 2014. As of March 31, 2014, the Company's authorization to repurchase shares of its common stock was limited to an additional 656,557 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2013				830,665
January 1, 2014 - January 31, 2014
CRDA	52,284	$7.52	52,284
CRDB	—	$—	—
Totals as of January 31, 2014				778,381
February 1, 2014 - February 28, 2014
CRDA	27,714	$7.35	27,714
CRDB	—	$—	—
Totals as of February 28, 2014				750,667
March 1, 2014 - March 31, 2014
CRDA	94,110	$8.43	94,110
CRDB	—	$—	—
Totals as of March 31, 2014	174,108		174,108	656,557

Item 6. Exhibits
See Index to Exhibits on page 37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 5, 2014	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2014	/s/ W. Bruce Swain
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