Form 10-Q
period 2014-06-30
CRAWFORD & CO
filed 2014-08-04
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2014 was as follows:

Class A Common Stock, $1.00 par value: 30,422,793
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2014

Part 1 — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2014	2013
Revenues:

Revenues before reimbursements	$288,216	$298,947
Reimbursements	18,837	27,181
Total Revenues	307,053	326,128

Costs and Expenses:

Costs of services provided, before reimbursements	208,249	212,333
Reimbursements	18,837	27,181
Total costs of services	227,086	239,514

Selling, general, and administrative expenses	60,902	58,425

Corporate interest expense, net of interest income of $158 and $142, respectively	1,551	1,600

Total Costs and Expenses	289,539	299,539

Other Income	42	289

Income Before Income Taxes	17,556	26,878

Provision for Income Taxes	6,962	10,010

Net Income	10,594	16,868

Net (Income) Loss Attributable to Noncontrolling Interests	(130)	140

Net Income Attributable to Shareholders of Crawford & Company	$10,464	$17,008

Earnings Per Share - Basic:
Class A Common Stock	$0.19	$0.32
Class B Common Stock	$0.18	$0.31

Earnings Per Share - Diluted:
Class A Common Stock	$0.19	$0.31
Class B Common Stock	$0.18	$0.30

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,256	30,029
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,914	30,748
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.05	$0.04
Class B Common Stock	$0.04	$0.03
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013
Revenues:

Revenues before reimbursements	$563,565	$585,228
Reimbursements	32,846	48,026
Total Revenues	596,411	633,254

Costs and Expenses:

Costs of services provided, before reimbursements	412,142	425,674
Reimbursements	32,846	48,026
Total costs of services	444,988	473,700

Selling, general, and administrative expenses	120,632	117,375

Corporate interest expense, net of interest income of $355 and $353, respectively	2,852	3,243

Total Costs and Expenses	568,472	594,318

Other Income	491	2,613

Income Before Income Taxes	28,430	41,549

Provision for Income Taxes	11,250	15,000

Net Income	17,180	26,549

Net (Income) Loss Attributable to Noncontrolling Interests	(64)	198

Net Income Attributable to Shareholders of Crawford & Company	$17,116	$26,747

Earnings Per Share - Basic:
Class A Common Stock	$0.32	$0.50
Class B Common Stock	$0.30	$0.48

Earnings Per Share - Diluted:
Class A Common Stock	$0.32	$0.49
Class B Common Stock	$0.30	$0.47

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,088	29,739
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,948	30,604
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.10	$0.08
Class B Common Stock	$0.08	$0.06
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2014	2013

Net Income	$10,594	$16,868

Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax of $5 and $0, respectively	4,485	(1,476)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $931 and $1,093, respectively	1,967	2,235

Other Comprehensive Income	6,452	759

Comprehensive Income	17,046	17,627

Comprehensive (income) loss attributable to noncontrolling interests	(298)	29

Comprehensive Income Attributable to Shareholders of Crawford & Company	$16,748	$17,656

	Six Months Ended June 30,
(In thousands)	2014	2013

Net Income	$17,180	$26,549

Other Comprehensive Income:
Net foreign currency translation gain (loss) net of tax of ($103) and $0, respectively	80	(2,392)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,844 and $2,110 respectively	3,500	4,342

Other Comprehensive Income	3,580	1,950

Comprehensive Income	20,760	28,499

Comprehensive loss attributable to noncontrolling interests	127	129

Comprehensive Income Attributable to Shareholders of Crawford & Company	$20,887	$28,628

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$47,734	$75,953
Accounts receivable, less allowance for doubtful accounts of $9,873 and $10,234, respectively	185,856	160,350
Unbilled revenues, at estimated billable amounts	118,870	105,791
Income taxes receivable	3,729	5,150
Prepaid expenses and other current assets	27,634	22,437
Total Current Assets	383,823	369,681
Property and Equipment:
Property and equipment	154,266	155,326
Less accumulated depreciation	(111,598)	(109,643)
Net Property and Equipment	42,668	45,683
Other Assets:
Goodwill	133,026	132,777
Intangible assets arising from business acquisitions, net	77,381	82,103
Capitalized software costs, net	73,666	72,761
Deferred income tax assets	60,777	61,375
Other noncurrent assets	26,996	25,678
Total Other Assets	371,846	374,694
TOTAL ASSETS	$798,337	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$49,098	$35,000
Accounts payable	38,070	50,941
Accrued compensation and related costs	74,485	98,656
Self-insured risks	13,861	13,100
Income taxes payable	5,804	3,476
Deferred income taxes	14,611	15,063
Deferred rent	14,902	16,062
Other accrued liabilities	34,107	34,270
Deferred revenues	47,947	49,950
Current installments of long-term debt and capital leases	852	875
Total Current Liabilities	293,737	317,393
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	141,374	101,770
Deferred revenues	27,092	26,893
Self-insured risks	11,228	12,530
Accrued pension liabilities	85,348	102,960
Other noncurrent liabilities	19,714	20,979
Total Noncurrent Liabilities	284,756	265,132
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,215 and 29,875 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	30,215	29,875
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	38,720	39,285
Retained earnings	294,837	285,165
Accumulated other comprehensive loss	(175,439)	(179,210)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	213,023	199,805
Noncontrolling interests	6,821	7,728
Total Shareholders’ Investment	219,844	207,533
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$798,337	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$17,180	$26,549
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	18,574	16,464
Stock-based compensation	743	1,832
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(26,366)	(14,777)
Unbilled revenues, net	(13,564)	(13,528)
Accrued or prepaid income taxes	3,633	948
Accounts payable and accrued liabilities	(37,314)	(27,144)
Deferred revenues	(2,025)	(1,941)
Accrued retirement costs	(15,423)	(7,262)
Prepaid expenses and other operating activities	(5,057)	3,805
Net cash used in operating activities	(59,619)	(15,054)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,691)	(4,452)
Proceeds from disposals of property and equipment	1,289	—
Capitalization of computer software costs	(7,930)	(8,382)
Cash surrendered in sale of business	(1,554)	—
Payments for business acquisitions, net of cash acquired	—	(2,278)
Net cash used in investing activities	(13,886)	(15,112)

Cash Flows From Financing Activities:
Cash dividends paid	(4,991)	(3,868)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,361)	(880)
Proceeds from shares purchased under employee stock-based compensation plans	518	1,137
Repurchases of common stock	(2,791)	(787)
Increases in short-term and revolving credit facility borrowings	79,142	52,776
Payments on short-term and revolving credit facility borrowings	(24,424)	(41,791)
Payments on capital lease obligations	(440)	(399)
Dividends paid to noncontrolling interests	(142)	—
Other financing activities	(32)	(2)
Net cash provided by financing activities	45,479	6,186

Effects of exchange rate changes on cash and cash equivalents	(193)	1
Decrease in cash and cash equivalents	(28,219)	(23,979)
Cash and cash equivalents at beginning of year	75,953	71,157
Cash and cash equivalents at end of period	$47,734	$47,178
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income (loss)	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	30,062	24,690	37,365	288,110	(181,723)	198,504	6,523	205,027
Net income	—	—	—	10,464	—	10,464	130	10,594
Other comprehensive income	—	—	—	—	6,284	6,284	168	6,452
Cash dividends paid	—	—	—	(2,502)	—	(2,502)	—	(2,502)
Stock-based compensation	—	—	1,192	—	—	1,192	—	1,192
Common stock activity, net	153	—	163	(1,235)	—	(919)	—	(919)
Balance at June 30, 2014	$30,215	$24,690	$38,720	$294,837	$(175,439)	$213,023	$6,821	$219,844

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)
Balance at March 31, 2013	29,613	24,690	35,006	253,801	(198,248)	144,862	5,500	150,362
Net income (loss)	—	—	—	17,008	—	17,008	(140)	16,868
Other comprehensive income	—	—	—	—	648	648	111	759
Cash dividends paid	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Stock-based compensation	—	—	1,244	—	—	1,244	—	1,244
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	—	2,188	2,188
Common stock activity, net	370	—	589	(517)	—	442	—	442
Balance at June 30, 2013	$29,983	$24,690	$36,839	$268,349	$(197,600)	$162,261	$7,659	$169,920
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and our financial position as of, June 30, 2014 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2014 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada and the Caribbean, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on our reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2014 and December 31, 2013, the liabilities of the deferred compensation plan were $10,662,000 and $10,322,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,338,000 and $15,140,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited (“LWI”). Crawford is contractually obligated to provide financial support to LWI of up to approximately $6,000,000. Crawford provides more than half of the financial support for LWI, and LWI lacks sufficient equity at risk to permit LWI to carry on its activities without this additional financial support. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford is obligated to provide, if necessary. As a result, LWI is considered a VIE of the Company. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of June 30, 2014 were $4,500,000 and $6,519,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $5,616,000.
The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder. Net assets sold amounted to $2,452,000, including cash of $1,554,000. The sale was financed with a loan receivable due in two years. The Company had previously recognized a loss on the disposal of this entity of $474,000 in 2013. The results of Crawford South Africa were not material to the Company. The Company has an obligation to refer any work it receives within South Africa to the buyer and is entitled to a royalty equal to 2% of the buyer's future revenues for the continued use of the Crawford name. The buyer is not a related party of the Company.

2. Pending Adoption of Recently Issued Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The revenue standard will be introduced into the FASB’s Accounting Standards Codification as Topic 606 and will replace the previous guidance on revenue recognition in Topic 605. ASU 2014-09 is effective for the Company on January 1, 2017, with transition to the new standard following either a full retrospective approach or a modified retrospective approach (i.e., an approach that would allow the standard to be applied beginning with the current period, with no restatement of the comparative periods, but additional disclosures will be required). Early application is not permitted. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

3. Derivative Instruments
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
The Company’s swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At June 30, 2014, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2014, the Company estimates that its effective annual income tax rate for 2014 will be approximately 38% before considering any discrete items.

5. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company’s defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$706	$665	$1,404	$1,370
Interest cost	8,996	8,058	17,914	16,318
Expected return on assets	(11,600)	(10,331)	(23,062)	(21,026)
Amortization of actuarial loss	2,840	3,331	5,844	6,550
Net periodic benefit cost	$942	$1,723	$2,100	$3,212
For the six-month period ended June 30, 2014, the Company made contributions of $11,950,000 and $3,432,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $5,000,000 and $3,195,000, respectively, in the comparable period in 2013. The Company is required to make contributions to its U.S. defined benefit pension plan of $5,800,000 for the remainder of 2014. There are no required contributions to the U.K. plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $3,400,000 to these U.K. plans during the remainder of 2014.

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first and second quarters of 2014 and 2013 the Board of Directors declared a higher dividend on CRDA than on CRDB.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,384	$3,578	$8,267	$6,798	$6,660	$5,465	$12,501	$10,378
Dividends paid	1,514	988	1,203	740	3,016	1,975	2,387	1,481
Net income available to common shareholders, basic	$5,898	$4,566	$9,470	$7,538	$9,676	$7,440	$14,888	$11,859

Denominator:
Weighted-average common shares outstanding, basic	30,256	24,690	30,029	24,690	30,088	24,690	29,739	24,690
Earnings per share - basic	$0.19	$0.18	$0.32	$0.31	$0.32	$0.30	$0.50	$0.48
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(in thousands, except earnings per share)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,427	$3,535	$8,356	$6,709	$6,744	$5,381	$12,663	$10,216
Dividends paid	1,514	988	1,203	740	3,016	1,975	2,387	1,481
Net income available to common shareholders, diluted	$5,941	$4,523	$9,559	$7,449	$9,760	$7,356	$15,050	$11,697

Denominator:
Weighted-average common shares outstanding, basic	30,256	24,690	30,029	24,690	30,088	24,690	29,739	24,690
Weighted-average effect of dilutive securities	658	—	719	—	860	—	865	—
	30,914	24,690	30,748	24,690	30,948	24,690	30,604	24,690
Earnings per share - diluted	$0.19	$0.18	$0.31	$0.30	$0.32	$0.30	$0.49	$0.47

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	1,440	—	1,094
Performance stock grants excluded because performance conditions had not been met (1)	2,267	2,084	2,267	2,084
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of June 30, 2014, the Company does not expect these performance measurements to be achieved by December 31, 2014.

The following table details shares issued during the three months and six months ended June 30, 2014 and June 30, 2013. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
CRDA issued under non-employee director stock plan	6	7	60	51
CRDA issued under the U.K. ShareSave Scheme	255	486	261	486
CRDA issued under Executive Stock Bonus Plan	56	—	251	245
CRDA issued from stock option plan exercises	—	—	106	12
In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company was authorized to repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) through May 2015. Under the 2012 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. During the three months and six months ended June 30, 2014, the Company repurchased 163,830 and 337,938 shares of CRDA, respectively, at an average cost of $8.54 and $8.26 per share, respectively. During the three months and six months ended June 30, 2013, the Company repurchased 122,496 and 152,620 shares of CRDA, respectively, at an average cost of $5.20 and $5.15 per share, respectively. The Company did not repurchase any shares of CRDB during any of these periods.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Accumulated Other Comprehensive Loss
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

	Three months ended June 30, 2014			Six months ended June 30, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(502)	$(181,221)	$(181,723)	$3,544	$(182,754)	$(179,210)
Other comprehensive income before reclassifications	4,317	—	4,317	271	—	271
Amounts reclassified from accumulated other comprehensive income	—	1,967	1,967	—	3,500	3,500
Net current period other comprehensive income	4,317	1,967	6,284	271	3,500	3,771
Ending balance	$3,815	$(179,254)	$(175,439)	$3,815	$(179,254)	$(175,439)

	Three months ended June 30, 2013			Six months ended June 30, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$6,904	$(205,152)	$(198,248)	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(1,587)	—	(1,587)	(2,461)	—	(2,461)
Amounts reclassified from accumulated other comprehensive income	—	2,235	2,235	—	4,342	4,342
Net current period other comprehensive (loss) income	(1,587)	2,235	648	(2,461)	4,342	1,881
Ending balance	$5,317	$(202,917)	$(197,600)	$5,317	$(202,917)	$(197,600)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 5, "Defined Benefit Pension Plans" for additional details.

The other comprehensive income (loss) amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2014
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$47	$47	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	1,158	—	1,158	—
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

Fair Value Disclosures
There were no transfers between fair value levels during the three months or six months ended June 30, 2014. The levels within the fair value hierarchy and the measurement techniques are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter.
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the carrying value approximates fair value. These measurements are Level 2 fair value measurements.
Nonrecurring Fair Value Measurements
During the three months ended June 30, 2014, the Company reduced the fair value of a contingent consideration liability for a previous acquisition from $2,000,000 to zero. In addition, the Company impaired and expensed $1,271,000 of intangible assets from the same acquisition. Both amounts are included as a component of the Legal Settlement Administration segment operating earnings. In the Condensed Consolidated Statements of Income, the amounts are included as a component of "Selling, general, and administrative expenses." Management concluded that expectations about future results indicated the contingent consideration will not be paid and the value of the intangible assets was impaired.
The fair values of both items were estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months and six months ended June 30, 2014 and 2013 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Americas	$93,601	$82,634	$181,492	$166,878
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	87,246	87,593	167,582	175,182
Broadspire	66,706	65,768	131,464	123,565
Legal Settlement Administration	40,663	62,952	83,027	119,603
Total segment revenues before reimbursements	288,216	298,947	563,565	585,228
Reimbursements	18,837	27,181	32,846	48,026
Total revenues	$307,053	$326,128	$596,411	$633,254

Operating Earnings:
Americas	$8,142	$4,417	$15,076	$7,637
EMEA/AP	4,310	8,392	6,210	15,214
Broadspire	2,715	4,359	4,718	2,591
Legal Settlement Administration	5,700	16,530	10,667	28,543
Total segment operating earnings	20,867	33,698	36,671	53,985

Deduct:
Unallocated corporate and shared costs and credits, net	53	(3,333)	(1,690)	(5,630)
Net corporate interest expense	(1,551)	(1,600)	(2,852)	(3,243)
Stock option expense	(202)	(293)	(496)	(373)
Amortization of customer-relationship intangible assets	(1,611)	(1,594)	(3,203)	(3,190)
Income before income taxes	$17,556	$26,878	$28,430	$41,549
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company’s senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company’s four operating segments and make resource allocation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company’s senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests.
Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenues by major service line in the U.S. and by area for other regions in the Americas segment and by major service line for the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the EMEA/AP segment. The Company considers all Legal Settlement Administration revenues to be derived from one service line.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Americas
U.S. Claims Field Operations	$25,235	$25,898	$51,955	$51,802
U.S. Technical Services	6,314	7,158	13,025	14,538
U.S. Catastrophe Services	11,489	6,284	17,797	17,099
Subtotal U.S. Claims Services	43,038	39,340	82,777	83,439
Contractor Connection	14,221	10,079	27,130	17,559
Subtotal U.S. Property & Casualty	57,259	49,419	109,907	100,998
Canada--all service lines	32,815	29,047	64,508	58,335
Latin America/Caribbean--all service lines	3,527	4,168	7,077	7,545
Total Revenues before Reimbursements--Americas	$93,601	$82,634	$181,492	$166,878

Broadspire
Workers' Compensation and Liability Claims Management	$27,720	$28,689	$56,004	$52,673
Medical Management	35,054	33,032	67,846	62,993
Risk Management Information Services	3,932	4,047	7,614	7,899
Total Revenues before Reimbursements--Broadspire	$66,706	$65,768	$131,464	$123,565

10. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2014, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,511,000.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

11. Special Charges and Other Income
Special Charges
There were no special charges during the three months or six months ended June 30, 2014 or 2013.
As of June 30, 2014, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012. The rollforwards of these costs to June 30, 2014 follow:

	Three months ended June 30, 2014
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, March 31, 2014	$2,201	$361	$303	$495	$3,360
Adjustments to accruals	(259)	—	—	—	(259)
Cash payments	—	(106)	(183)	(63)	(352)
Ending balance, June 30, 2014	$1,942	$255	$120	$432	$2,749

	Six months ended June 30, 2014
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2014	$2,664	$498	$303	$584	$4,049
Adjustments to accruals	(722)	—	—	—	(722)
Cash payments	—	(243)	(183)	(152)	(578)
Ending balance, June 30, 2014	$1,942	$255	$120	$432	$2,749
Other Income
Other income consists of dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the six months ended June 30, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America. During the first six months of 2014 there was a $418,000 gain under the contingent consideration provisions of the same sale agreement. These amounts were included in the Americas segment operating earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2014, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
August 4, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to, among other things, reduction of our operating expenses in our Broadspire segment, expectations regarding the performance of our various operating segments, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, our expected future operating results and financial condition, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

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

As a result, undue reliance should not be placed on any forward-looking statements. Actual results and trends in the future may differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2013. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada and the Caribbean, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

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
In recent periods we have derived a material portion of our revenues and operating earnings from a limited number of client engagements and special projects within our Legal Settlement Administration and EMEA/AP segments, specifically our work on the gulf-related class action settlement and Thailand flooding claims. The Thailand flooding claims project within the EMEA/AP segment is substantially complete, and the Legal Settlement Administration projects continue to wind down. We expect revenues, and related operating earnings from the Legal Settlement Administration projects, to continue to be at a reduced rate through the remainder of 2014 as compared to 2013 levels. No assurances of timing of the project end dates and, therefore, continued revenues or operating earnings, can be provided. In the event we are unable to replace revenues and related operating earnings from these projects as they wind down, or upon the termination or other expiration thereof, with revenues and operating earnings from new projects and customers within this or other segments, there could be a material adverse effect on our results of operations.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased 3.6% for the three months ended June 30, 2014 and 3.7% for the six months ended June 30, 2014, compared with the same periods of 2013. The decreases in revenues for both periods were primarily due to decreases in revenues in our EMEA/AP and Legal Settlement Administration segments more than offsetting increases in revenues in our Americas and Broadspire segments. Changes in exchange rates reduced revenues in the Americas segment by $2.5 million and increased revenues in the EMEA/AP segment by $0.4 million for the three months ended June 30, 2014 and reduced revenues in the Americas and EMEA/AP segments by $5.7 million and $1.5 million, respectively, for the six months ended June 30, 2014.
Included in "Other income" for the six months ended June 30, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America. During the three months ended June 30, 2014, there was a $0.4 million gain under the contingent consideration provisions of the same sale agreement. These amounts are included in the Americas segment operating earnings.

Selling, General, and Administrative (“SG&A”) expenses were 4.2% higher in the quarter and 2.8% higher in the six months ended June 30, 2014 compared with the same period of 2013. The increase in costs for the three months ended June 30, 2014 compared with the same period in 2013 was due to a $0.6 million increase in self-insured expenses, a $0.6 million increase in bad debt expense, a $1.8 million increase in professional fees and non-employee labor, a $1.3 million intangible assets impairment charge, and a $0.5 million increase in various other expenses, partially offset by a $2.0 million reduction in a contingent consideration liability from a previous acquisition. The increase in costs for the six months ended June 30, 2014 compared with the same period in 2013 was due to a $2.0 million increase in professional fees and non-employee labor, a $1.5 million increase in self-insured expenses, the $1.3 million intangible assets impairment charge, a $0.6 million increase in travel expenses, a $0.5 increase in bad debt expense, and a $0.3 million increase in various other expenses, partially offset by the $2.0 million reduction in contingent consideration from a previous acquisition and a $0.6 million decline in the loss on a sublease recorded in 2013.
Operating Earnings of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting.” Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Operating earnings includes costs for administrative functions required to run our business.
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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of administrative functions, but excluding certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Americas	$93,601	$82,634	$181,492	$166,878
EMEA/AP	87,246	87,593	167,582	175,182
Broadspire	66,706	65,768	131,464	123,565
Legal Settlement Administration	40,663	62,952	83,027	119,603
Total revenues, before reimbursements	288,216	298,947	563,565	585,228
Reimbursements	18,837	27,181	32,846	48,026
Total Revenues	$307,053	$326,128	$596,411	$633,254

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$58,917	$54,414	$115,668	$114,063
% of related revenues before reimbursements	62.9%	65.8%	63.7%	68.4%
EMEA/AP	60,894	59,229	118,806	119,039
% of related revenues before reimbursements	69.8%	67.6%	70.9%	68.0%
Broadspire	37,488	35,652	75,107	70,434
% of related revenues before reimbursements	56.2%	54.2%	57.1%	57.0%
Legal Settlement Administration	28,911	39,658	58,986	77,591
% of related revenues before reimbursements	71.1%	63.0%	71.0%	64.9%
Total	$186,210	$188,953	$368,567	$381,127
% of Revenues before reimbursements	64.6%	63.2%	65.4%	65.1%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$26,542	$23,803	$50,748	$45,178
% of related revenues before reimbursements	28.4%	28.8%	28.0%	27.1%
EMEA/AP	22,042	19,972	42,566	40,929
% of related revenues before reimbursements	25.3%	22.8%	25.4%	23.4%
Broadspire	26,503	25,757	51,639	50,540
% of related revenues before reimbursements	39.7%	39.2%	39.3%	40.9%
Legal Settlement Administration	6,052	6,764	13,374	13,469
% of related revenues before reimbursements	14.9%	10.7%	16.2%	11.3%
Total before reimbursements	81,139	76,296	158,327	150,116
% of Revenues before reimbursements	28.2%	25.5%	28.1%	25.7%
Reimbursements	18,837	27,181	32,846	48,026
Total	$99,976	$103,477	$191,173	$198,142
% of Revenues	32.6%	31.7%	32.1%	31.3%
Operating Earnings:
Americas	$8,142	$4,417	$15,076	$7,637
% of related revenues before reimbursements	8.7%	5.3%	8.3%	4.6%
EMEA/AP	4,310	8,392	6,210	15,214
% of related revenues before reimbursements	4.9%	9.6%	3.7%	8.7%
Broadspire	2,715	4,359	4,718	2,591
% of related revenues before reimbursements	4.1%	6.6%	3.6%	2.1%
Legal Settlement Administration	5,700	16,530	10,667	28,543
% of related revenues before reimbursements	14.0%	26.3%	12.8%	23.9%
Deduct:
Unallocated corporate and shared costs and credits, net	53	(3,333)	(1,690)	(5,630)
Net corporate interest expense	(1,551)	(1,600)	(2,852)	(3,243)
Stock option expense	(202)	(293)	(496)	(373)
Amortization of customer-relationship intangible assets	(1,611)	(1,594)	(3,203)	(3,190)
Income before income taxes	17,556	26,878	28,430	41,549
Provision for income taxes	(6,962)	(10,010)	(11,250)	(15,000)
Net Income	10,594	16,868	17,180	26,549
Net (income) loss attributable to noncontrolling interests	(130)	140	(64)	198
Net income attributable to shareholders of Crawford & Company	$10,464	$17,008	$17,116	$26,747

AMERICAS
Operating earnings for our Americas segment increased from $4.4 million, or 5.3% of revenues before reimbursements, in the second quarter of 2013, to $8.1 million, or 8.7% of revenues before reimbursements, in the second quarter of 2014. For the six months ended June 30, segment operating earnings increased from $7.6 million, or 4.6% of revenues before reimbursements, in 2013 to $15.1 million, or 8.3% of revenues before reimbursements in 2014. The 2014 increases in Americas operating earnings compared with the 2013 periods were primarily due to continued growth in our Contractor Connection managed repair network, and higher revenues and operating earnings in Canada. Operating earnings for the first six months of 2013 were impacted by claims handling resulting from superstorm Sandy and a $2.3 million gain from the sale of the rights to a customer contract in Latin America. During the six months ended June 30, 2014, there was a $0.4 million gain from the contingent consideration provision of the same agreement.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
U.S. Claims Field Operations	$25,235	$25,898	(2.6)%	$51,955	$51,802	0.3%
U.S. Technical Services	6,314	7,158	(11.8)%	13,025	14,538	(10.4)%
U.S. Catastrophe Services	11,489	6,284	82.8%	17,797	17,099	4.1%
Subtotal U.S. Claims Services	43,038	39,340	9.4%	82,777	83,439	(0.8)%
Contractor Connection	14,221	10,079	41.1%	27,130	17,559	54.5%
Subtotal U.S. Property & Casualty	57,259	49,419	15.9%	109,907	100,998	8.8%
Canada--all service lines	32,815	29,047	13.0%	64,508	58,335	10.6%
Latin America/Caribbean--all service lines	3,527	4,168	(15.4)%	7,077	7,545	(6.2)%
Total Revenues before Reimbursements	$93,601	$82,634	13.3%	$181,492	$166,878	8.8%
Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 9.2% and 20.5% for the 2014 second quarter and six months, respectively, compared with the same periods in 2013. Revenues were also impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 6.6% in the three months ended June 30, 2014, but decreased revenues by 8.8% in the six months ended June 30, 2014. Changes in foreign exchange rates reduced our Americas revenues by approximately 3.1% and 3.4% for the three months and six months ended June 30, 2014, respectively.
Total U.S. Claims Services revenues increased during the 2014 second quarter when compared with the same quarter in 2013. Second quarter 2014 revenues were favorably impacted by several special projects, including an outsourcing arrangement with a major U.S. insurance carrier, which together contributed over $6.6 million of additional revenue. U.S. Claims Services revenues for the year-to-date period decreased by 0.8%, primarily because the special projects, previously identified, which contributed $8.5 million of additional revenues in the year-to-date period did not fully offset the loss of revenues earned in the 2013 period from ongoing claims associated with superstorm Sandy. The increases in Contractor Connection revenues in the second quarter and first six months of 2014 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. In addition, Contractor Connection revenues increased in 2014 as a result of the severe winter weather in the U.S. and third quarter 2013 price increases.
Revenues in Canada increased in the second quarter and first six months of 2014 over the same periods in 2013 primarily due to the severe winter weather and growth in Canada's Contractor Connection service line.
The revenue decreases in Latin America/Caribbean for the second quarter and first six months of 2014 were primarily due to lower case volumes in Brazil.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $4.6 million and $4.2 million for the three-month periods ended June 30, 2014 and 2013, respectively. Reimbursements were $9.0 million for the six months ended June 30, 2014 and $8.5 million for the comparable period in 2013.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
U.S. Claims Field Operations	54,517	50,195	8.6%	113,355	90,891	24.7%
U.S. Technical Services	1,365	1,592	(14.3)%	2,960	3,296	(10.2)%
U.S. Catastrophe Services	6,991	8,675	(19.4)%	14,413	19,828	(27.3)%
Subtotal U.S. Claims Services	62,873	60,462	4.0%	130,728	114,015	14.7%
Contractor Connection	47,000	43,615	7.8%	98,839	83,613	18.2%
Subtotal U.S. Property & Casualty	109,873	104,077	5.6%	229,567	197,628	16.2%
Canada--all service lines	42,968	32,061	34.0%	91,992	62,475	47.2%
Latin America/Caribbean--all service lines	17,142	19,488	(12.0)%	34,359	35,193	(2.4)%
Total Americas Cases Received	169,983	155,626	9.2%	355,918	295,296	20.5%
Total cases received for U.S. Claims Services increased in the three months and six months ended June 30, 2014 compared with the same periods in 2013 due to increases in high-frequency, low-complexity affinity and automotive claims, which more than offset the reduction in weather-related claims. The special projects previously mentioned had no associated claim volumes and thus contributed to the favorable price/mix variance in the second quarter.
The increase in Contractor Connection cases for the second quarter and six months ended June 30, 2014 compared to the comparable periods of 2013 was due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to repair networks as well as the severe winter weather.
The 2014 increases in cases in Canada were primarily due to increases in high-frequency, low-complexity automotive and affinity claims. Canada also experienced an increase in weather-related claims, significant growth in its Contractor Connection business, and growth in its desk-adjusted claim assignments in both corporate self-insured and insurer markets.
The 2014 decreases in cases in Latin America and the Caribbean were primarily due to fewer automotive claims in Brazil.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 62.9% in the second quarter of 2014, decreasing from 65.8% in the second quarter of 2013. For the six months ended June 30, 2014, Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 63.7%, compared with 68.4% for the comparable period in 2013. The decreases were due to improved staff utilization.
The dollar amount of these expenses increased in the 2014 three-month period to $58.9 million from $54.4 million in the comparable 2013 period and increased in the six months ended June 30, 2014 to $115.7 million from $114.1 million in the comparable 2013 period. There was an average of 2,687 full-time equivalent employees (including 242 catastrophe adjusters) in this segment during the first six months of 2014, compared with an average of 2,651 employees (including 182 catastrophe adjusters) during the 2013 period. The increase in the second quarter of 2014 was necessary to manage the increased revenues in U.S. Claims Services, Contractor Connection and Canada, and was also due to higher incentive compensation expense due to the improved results. The increase for the six month period also resulted from higher costs in Contractor Connection and Canada due to the increases in revenues, partially offset by declines in U.S. Claims Services and Latin America costs as a result of declines in revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $26.5 million, or 28.4% of segment revenues before reimbursements, for the quarter ended June 30, 2014, compared with $23.8 million, or 28.8% of segment revenues before reimbursements, for the comparable quarter of 2013. The 2014 second quarter increase is due to approximately $1.9 million in increased selling, general and administrative costs and a $0.8 million increase in bad debt expense. These expenses were $50.7 million, or 28.0% of segment revenues before reimbursements, for the six months ended June 30, 2014, compared with $45.2 million, or 27.1% of segment revenues before reimbursements, for the comparable period of 2013. In 2013, a $2.3 million gain from the sale of the rights to a customer contract in Latin America was recorded in this category, which reduced net expenses for the six months ended June 30, 2013. During the six months ended June 30, 2014, there was a $0.4 million gain under the contingent consideration provisions of the same sale agreement. In addition, in the 2014 six-month period, there was a $1.3 million increase in bad debt expense, a $1.4 million increase in expenses in Contractor Connection and Canada due to the growth in revenues, as well as a $0.9 million increase in Latin America.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $4.3 million, or 4.9% of revenues before reimbursements, for the three months ended June 30, 2014 compared with 2013 second quarter operating earnings of $8.4 million, or 9.6% of revenues before reimbursements. Operating earnings decreased to $6.2 million, or 3.7% of revenues before reimbursements, for the six months ended June 30, 2014 compared with operating earnings of $15.2 million, or 8.7% of revenues before reimbursements for the 2013 comparable period. The decline in EMEA/AP operating earnings was due in part to the inclusion in 2013 of revenues from claims handling activity from the 2011 Thailand floods, flooding and bush fires in Australia, and a $900,000 performance bonus from a client in CEMEA. The decline in operating earnings was also due to expenses in 2014 related to the continuing investment in the start-up operations of our Specialty Markets service line that commenced in the 2013 third quarter.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
U.K.	$32,767	$30,329	8.0%	$62,782	$62,092	1.1%
Continental Europe, Middle East, Africa (“CEMEA”)	27,846	26,984	3.2%	55,500	54,157	2.5%
Asia-Pacific	26,633	30,280	(12.0)%	49,300	58,993	(16.4)%
Total EMEA/AP Revenues before Reimbursements	$87,246	$87,593	(0.4)%	$167,582	$175,242	(4.4)%
The increase in revenues in the U.K. for the second quarter of 2014 compared with the second quarter of 2013 was primarily due to foreign exchange gains and increases in weather-related claims resulting from winter storm activity. The increase in CEMEA revenues over the prior year same period was due to foreign exchange gains and strong revenues in Norway and Sweden. The decrease in Asia-Pacific revenues over the same period was due to increased 2013 revenues from Thailand flood claims and Australia flooding and brush fires.
Overall case volumes increased 8.2% for the three months ended June 30, 2014 compared with the same period of 2013. Changes in foreign exchange rates increased our EMEA/AP segment revenues by approximately 0.4% for the three months ended June 30, 2014 as compared with the 2013 period. For the three months ended June 30, 2014 compared with the comparable 2013 period, the disposition of our South African subsidiary reduced revenues by 2.4%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited increased revenues by 1.7%. Changes in product mix and in the rates charged for those services accounted for a 7.5% revenue decline for the three months ended June 30, 2014 compared with the same period in 2013.

For the six-month period ended June 30, 2014 compared with the 2013 period, overall case volumes increased 10.5% . Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 0.9% for the six months ended June 30, 2014 as compared with the 2013 period. For the six months ended June 30, 2014 compared with the comparable 2013 period, the disposition of our South African subsidiary reduced revenues by 2.3%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited increased revenue by 1.4%. Changes in product mix and in the rates charged for those services accounted for a 13.1% revenue decline for the six months ended June 30, 2014 compared with the same period in 2013.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues decreased to $5.6 million and $10.5 million for the three months and six months ended June 30, 2014, respectively, from $9.0 million and $16.6 million in the comparable periods in 2013. These decreases primarily resulted from higher expenses incurred in the 2013 period related to handling the Thailand flood claims.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
U.K.	24,024	24,067	(0.2)%	48,132	51,152	(5.9)%
CEMEA	63,656	55,493	14.7%	123,088	105,891	16.2%
Asia-Pacific	39,047	37,575	3.9%	82,458	72,611	13.6%
Total EMEA/AP Cases Received	126,727	117,135	8.2%	253,678	229,654	10.5%
The overall case volume was higher in 2014 compared with the same periods in 2013. The increases were driven by higher case volume in CEMEA, especially in Norway and Sweden, due to an expanding insurer contract, and in Asia from an increase in high-frequency, low-complexity motor and property claims in China and Malaysia.
Cases received in the U.K. were relatively unchanged in the second quarter of 2014 but declined 5.9% in the six months ended June 30, 2014 compared with the same periods in 2013 due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity claims. The decline in these types of claims was due to a number of factors, including a trend toward additional insourcing of claims by carriers, higher deductibles, improved underwriting, higher unemployment, and more people working from home.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation expenses, fringe benefits, and non-employee labor were 69.8% and 70.9% for the three months and six months ended June 30, 2014, respectively, compared with 67.6% and 68.0% for each of the comparable periods in 2013. The increases were primarily a function of the mix of services provided and lower utilization of our staff after the winding down of the Thailand flood claim work. The dollar amount of these expenses increased for the 2014 three-month period to $60.9 million from $59.2 million in the same 2013 period. The dollar amount of these expenses decreased for the 2014 six-month period to $118.8 million from $119.0 million in 2013. There was an average of 2,957 full-time equivalent employees in this segment in the six months ended June 30, 2014 compared with an average of 3,066 in the 2013 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 25.3% and 25.4% of EMEA/AP revenues before reimbursements for the three months and six months ended June 30, 2014, respectively, compared with 22.8% and 23.4%, respectively, for the comparable periods in 2013. The amount of the expenses increased to $22.0 million in the second quarter of 2014 from $20.0 million in the second quarter of 2013 and to $42.6 million in the first half of 2014 from $40.9 million in the first half of 2013. The second quarter increase was due to a $0.8 million increase in bad debt expense, an approximately $1.1 million increase in Specialty Markets expenses and a $0.1 million increase in other expenses. The increase for the six month period was due to a $1.0 million increase in bad debt expense and a $2.0 million increase in Specialty Market expenses, partially offset by $1.3 million in reduced costs, primarily in the U.K and Asia-Pacific due to cost reduction activities undertaken in those areas.

BROADSPIRE
Our Broadspire segment reported operating earnings of $2.7 million for the second quarter of 2014, compared with $4.4 million in the second quarter of 2013. For the six months ended June 30, 2014, Broadspire operating earnings were $4.7 million, compared with $2.6 million for the comparable period in 2013. Operating earnings for the second quarter and first six months of 2013 included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of its obligation to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
( in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
Workers' Compensation and Liability Claims Management	$27,720	$28,689	(3.4)%	$56,004	$52,673	6.3%
Medical Management	35,054	33,032	6.1%	67,846	62,993	7.7%
Risk Management Information Services	3,932	4,047	(2.8)%	7,614	7,899	(3.6)%
Total Broadspire Revenues before Reimbursements	$66,706	$65,768	1.4%	$131,464	$123,565	6.4%
Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 11.2% from the 2013 second quarter to the 2014 second quarter, and increased 8.0% for the six months ended June 30, 2014 compared with the same period in 2013. Excluding approximately 5,000 one-time incident reports received from a major client in the first quarter of 2013 for which we received little or no revenue and incurred little or no associated costs, the increase in unit volume was 11.5% for the six-month period. After adjusting for the $3.0 million one-time benefit in 2013, Broadspire had a negative price/mix variance of 4.9% and 2.5% for the 2014 second quarter and six months, respectively, compared to the same periods in 2013.
The overall increase in 2014 revenues compared with the same periods in 2013 was primarily due to organic growth, new clients, higher client retention and increased medical management services referrals.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $1.0 million and $1.9 million for the three months and six months ended June 30, 2014, respectively, compared with $1.1 million and $2.1 million in the comparable 2013 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2014	June 30, 2013	Variance	June 30, 2014	June 30, 2013	Variance
Workers’ Compensation	44,683	38,737	15.3%	82,758	75,016	10.3%
Casualty	17,218	18,012	(4.4)%	35,652	41,208	(13.5)%
Other	28,096	24,172	16.2%	55,543	44,853	23.8%
Total Broadspire Cases Received	89,997	80,921	11.2%	173,953	161,077	8.0%

The 2014 increase in workers’ compensation cases partially resulted from new clients and from a transfer of approximately 2,000 workers' compensation cases from our U.S. Claims Services service line in the Americas segment, as all workers' compensation cases in the U.S. are now handled by our Broadspire segment. The decline in casualty cases in the second quarter of 2014 compared to the same period in 2013 was due to a decline of approximately 1,700 claims from a client that was new in 2013. Due to the nature of the claims, the claims were expected to decline over time. Excluding this reduction, casualty claims would have increased 5.3%. The decline in casualty cases for the six months in 2014 compared to the same period in 2013 was also attributable to the inclusion in the 2013 first quarter of approximately 5,000 one-time incident reports from a major client, as described above. The increase in other cases in 2014 was primarily due to increased referrals to our health management services.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 54.2% for the 2013 second quarter to 56.2% in the 2014 second quarter. For the six months ended June 30, direct compensation and fringe benefits, as a percent of the related revenues before reimbursements, was relatively unchanged at 57.0% in 2013 and 57.1% in 2014. Without the one-time revenue increase in 2013, these expenses would have been 56.8% and 58.4% of revenues in the 2013 second quarter and six month period, respectively. The decline was due to improved employee utilization. Average full-time equivalent employees in this segment totaled 1,654 in the first six months of 2014, up from 1,578 in the comparable 2013 period. The increase in employees is due to the increased case volume.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 39.7% and 39.3%, respectively, for the three months and six months ended June 30, 2014 , compared with 39.2% and 40.9% , respectively, in the comparable 2013 periods. The amount of these expenses increased 2.9% for the quarter and 2.2% for the six months ended June 30, 2014. The increases in expenses are related to the growth in revenues.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in 2014 declined compared with prior year period levels primarily because of lower revenues from the Deepwater Horizon class action settlement project and a few other large projects. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2014, although at a reduced rate. No assurances of timing of the Deepwater Horizon project end date and, therefore, continued revenues from this project, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $5.7 million and $10.7 million for the three months and six months ended June 30, 2014, respectively, compared with $16.5 million and $28.5 million in the comparable 2013 periods. The related segment operating margin decreased from 26.3% for the three months ended June 30, 2013 to 14.0% in the comparable 2014 period, and decreased from 23.9% for the six months ended June 30, 2013 to 12.8% in the comparable 2014 period. The change in the operating margin for the three months and six months ended June 30, 2014 compared with the same periods in 2013 was primarily due to the lower revenues and the mix of services provided.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased to $40.7 million for the three months ended June 30, 2014 from $63.0 million for the comparable 2013 period. For the six-month period ended June 30, 2014, Legal Settlement revenues before reimbursements decreased to $83.0 million, from $119.6 million for the same period in 2013. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At June 30, 2014 we had a backlog of projects awarded totaling approximately $96.6 million, compared with $130.0 million at June 30, 2013. Of the $96.6 million backlog at June 30, 2014, an estimated $72.6 million is expected to be recognized as revenues over the remainder of 2014.

Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $7.6 million in the second quarter of 2014 compared with $13.5 million in the comparable 2013 period. Reimbursements for the six months ended June 30, 2014 were $11.5 million compared with $20.9 million in the comparable period in 2013. The projects in the 2014 periods required less reimbursable expenses than the projects in comparable 2013 periods.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation expense, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 71.1% in the three months ended June 30, 2014 compared with 63.0% in the comparable 2013 period primarily as a result of lower revenues. The amount of related expenses declined to $28.9 million for the second quarter of 2014 compared with $39.7 million for the comparable 2013 period. For the six-month period ended June 30, 2014, these expenses as a percent of revenues before reimbursements were 71.0% compared with 64.9% in the same 2013 period. The dollar amounts of these expenses were $59.0 million for the 2014 period and $77.6 million for the 2013 period. The declines in the amounts were primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. Average full-time equivalent employees in this segment totaled 774 for the six-month period ended June 30, 2014 and 615 for the comparable period in 2013. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 14.9% and 16.2% for the three months and six months ended June 30, 2014 compared with 10.7% and 11.3% for the comparable 2013 periods. The dollar amount of these expenses decreased to $6.1 million in the 2014 second quarter as compared with $6.8 million in the 2013 second quarter. The dollar amount of these expenses were relatively unchanged at $13.4 million for the six-month period ended June 30, 2014 compared to $13.5 million for the comparable 2013 period. During the 2014 second quarter, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration will not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition. Other expenses increased as a result of higher rent expense resulting from additional office space and higher depreciation and amortization expense associated with the purchase of new computer equipment and software.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2014, we estimate that our effective annual income tax rate for 2014 will be approximately 38% before considering any discrete items.
The provision for income taxes on consolidated income totaled $11.3 million and $15.0 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the provision for income taxes on consolidated income for the six months ended June 30, 2014 compared with the comparable period of 2013 was primarily due to the overall decrease in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates increased the overall effective rate as compared with 2013.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.7 million for both of the three-month periods ended June 30, 2014 and 2013. Interest income totaled $158,000 and $142,000 for the three months ended June 30, 2014 and 2013, respectively. Corporate interest expense totaled $3.2 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively. Interest income totaled $355,000 and $353,000 for the six months ended June 30, 2014 and 2013, respectively. The decline in interest expense was due to lower average borrowings in the first six months of 2014 compared with the first six months of 2013 and a lower cost of debt resulting from the amendment to our credit facility in November 2013. We pay interest based on variable rates. Future levels of interest expense are dependent on the future direction of interest rates as well as the level of outstanding borrowings in the future.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $202,000 and $496,000 was recognized during the three months and six months ended June 30, 2014, respectively, compared with $293,000 and $373,000 for the comparable periods in 2013, respectively. The decrease in the three-month comparable periods and the increase in the six-month comparable periods are due to a combination of the timing of a large grant in late March 2013 and the multi-year vesting period of the grant. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.6 million for both of the three-month periods ended June 30, 2014 and 2013 and $3.2 million for both of the six-month periods ended June 30, 2014 and 2013. This amortization is included in "Selling, general and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2014 and 2013, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were $0.1 million and $1.7 million for the three months and six months ended June 30, 2014, respectively, and $3.3 million and $5.6 million for the comparable periods in 2013. The decreased costs for the three months ended June 30, 2014 compared with the same period in 2013 were due to a $0.8 million reduction in incentive compensation, a $0.8 million reduction in bad debt expense not allocated to the segments, a $0.6 million reduction in defined benefit expense, a $0.6 million decline due to a loss on a sublease recorded in 2013 and a $0.3 million reduction in various other expenses. The decreased costs for the six months ended June 30, 2014 compared with the same period in 2013 were due to a $1.0 million reduction in unallocated incentive compensation, a $0.9 million reduction in bad debt expense not allocated to the segments, a $0.9 million reduction in unallocated professional fees, a $0.8 million reduction in defined benefit expense, and a $0.6 million decline due to a loss on a sublease recorded in 2013, partially offset by a $0.6 million increase in unallocated self-insurance expenses and other costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2014, our working capital balance (current assets less current liabilities) was approximately $90.1 million, an increase of $37.8 million from the working capital balance at December 31, 2013. Our cash and cash equivalents were $47.7 million at June 30, 2014, compared with $76.0 million at December 31, 2013.

Cash and cash equivalents as of June 30, 2014 consisted of $4.7 million held in the U.S. and $42.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred in 2013, and we provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $59.6 million for the six months ended June 30, 2014, compared with $15.1 million for the comparable period of 2013. The increase in cash used in operating activities in the first six months of 2014 compared with the first six months of 2013 was primarily due to lower net income, an increase in billed accounts receivable, and an increase in payments for incentive compensation, defined benefit plans and defined contribution plans.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $13.9 million in the six months ended June 30, 2014 compared with $15.1 million in the first six months of 2013. In the first six months of 2014, we sold a building previously used for our data processing facility in Tucker, Georgia for $1.3 million and sold our South African subsidiary at net book value, which included the surrender of $1.6 million of cash and a receivable for the purchase price.
Cash Provided by Financing Activities
Cash provided by financing activities was $45.5 million for the six months ended June 30, 2014 compared with $6.2 million for the 2013 period. We paid $5.0 million in dividends in the first six months of 2014, compared with $3.9 million in the first six months of 2013. During 2014, we increased our short-term borrowings and book overdraft by $54.7 million, repurchased $2.8 million of common stock under our share repurchase program, and paid $1.4 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $193.4 million at June 30, 2014. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance in short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $191.3 million as of June 30, 2014 compared with $137.6 million at December 31, 2013.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $77.5 million and $15.3 million, respectively, at December 31, 2013 based on accumulated benefit obligations of $485.7 million and $262.0 million for the U.S. Qualified Plan and the U.K. plans, respectively.

The Company is required to make contributions to its U.S. Qualified Plan of $5.8 million in the remainder of 2014. There are no required contributions to the other plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $3.4 million to the U.K. plans in the remainder of 2014.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2014 compared with our Condensed Consolidated Balance Sheet as of December 31, 2013 were as follows:

•
Cash and cash equivalents decreased $28.2 million, or $28.0 million net of currency exchange, primarily due to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable and unbilled revenues increased $38.6 million, or $39.9 million net of currency exchange impacts. This increase was primarily due to increased receivables in Canada, the U.K., and Legal Settlement Administration.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $37.2 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined benefit and defined contribution retirement plans.

Off-Balance Sheet Arrangements
At June 30, 2014, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company was authorized to repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) through May 2015. Under the 2012 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines.
The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2012 Repurchase Authorization during each month in the quarter ended June 30, 2014. As of June 30, 2014, the Company's authorization to repurchase shares of its common stock was limited to an additional 492,727 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2014				656,557
April 1, 2014 - April 30, 2014
CRDA	46,509	$8.91	46,509
CRDB	—	$—	—
Totals as of April 30, 2014				610,048
May 1, 2014 - May 31, 2014
CRDA	60,868	$8.56	60,868
CRDB	—	$—	—
Totals as of May 31, 2014				549,180
June 1, 2014 - June 30, 2014
CRDA	56,453	$8.22	56,453
CRDB	—	$—	—
Totals as of June 30, 2014	163,830		163,830	492,727

Effective August 16, 2014, the 2012 Repurchase Authorization is being replaced with a new authorization pursuant to which the Company may repurchase up to 2,000,000 additional shares of CRDA or CRDB (or both) through July 2017. Under this new repurchase program, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines.

Item 6. Exhibits
See Index to Exhibits on page 41.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 4, 2014	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2014	/s/ W. Bruce Swain
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

10	Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated June 30, 2014

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents