Form 10-Q
period 2014-09-30
CRAWFORD & CO
filed 2014-11-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2014 was as follows:

Class A Common Stock, $1.00 par value: 30,412,960
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2014

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Income (unaudited) for the three months ended September 30, 2014 and 2013	3

	Condensed Consolidated Statements of Income (unaudited) for the nine months ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2014 and 2013	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2014 and 2013	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Review Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signatures		41

Index to Exhibits		42

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2014	2013
Revenues:

Revenues before reimbursements	$293,831	$293,338
Reimbursements	21,079	20,118
Total Revenues	314,910	313,456

Costs and Expenses:

Costs of services provided, before reimbursements	213,442	212,375
Reimbursements	21,079	20,118
Total costs of services	234,521	232,493

Selling, general, and administrative expenses	59,348	56,702

Corporate interest expense, net of interest income of $142 and $232, respectively	1,680	1,519

Total Costs and Expenses	295,549	290,714

Other Income	83	187

Income Before Income Taxes	19,444	22,929

Provision for Income Taxes	9,244	9,221

Net Income	10,200	13,708

Net Income Attributable to Noncontrolling Interests	(8)	(303)

Net Income Attributable to Shareholders of Crawford & Company	$10,192	$13,405

Earnings Per Share - Basic:
Class A Common Stock	$0.19	$0.25
Class B Common Stock	$0.17	$0.24

Earnings Per Share - Diluted:
Class A Common Stock	$0.19	$0.25
Class B Common Stock	$0.17	$0.24

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,355	30,033
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,988	30,872
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.05
Class B Common Stock	$0.05	$0.04
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013
Revenues:

Revenues before reimbursements	$857,396	$878,566
Reimbursements	53,925	68,144
Total Revenues	911,321	946,710

Costs and Expenses:

Costs of services provided, before reimbursements	625,584	638,049
Reimbursements	53,925	68,144
Total costs of services	679,509	706,193

Selling, general, and administrative expenses	179,980	174,077

Corporate interest expense, net of interest income of $497 and $585, respectively	4,532	4,762

Total Costs and Expenses	864,021	885,032

Other Income	574	2,800

Income Before Income Taxes	47,874	64,478

Provision for Income Taxes	20,494	24,221

Net Income	27,380	40,257

Net Income Attributable to Noncontrolling Interests	(72)	(105)

Net Income Attributable to Shareholders of Crawford & Company	$27,308	$40,152

Earnings Per Share - Basic:
Class A Common Stock	$0.52	$0.75
Class B Common Stock	$0.48	$0.72

Earnings Per Share - Diluted:
Class A Common Stock	$0.51	$0.74
Class B Common Stock	$0.47	$0.71

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,178	29,838
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,957	30,690
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.17	$0.13
Class B Common Stock	$0.13	$0.10
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2014	2013

Net Income	$10,200	$13,708

Other Comprehensive Income (Loss):
Net foreign currency translation loss, net of tax of ($3) and $0, respectively	(1,325)	(8,292)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $928 and $976, respectively	1,952	2,249

Other Comprehensive Income (Loss)	627	(6,043)

Comprehensive Income	10,827	7,665

Comprehensive income attributable to noncontrolling interests	(26)	(60)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$10,801	$7,605

	Nine Months Ended September 30,
(In thousands)	2014	2013

Net Income	$27,380	$40,257

Other Comprehensive Income (Loss):
Net foreign currency translation loss net of tax of ($106) and $0, respectively	(1,245)	(10,684)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,772 and $3,086 respectively	5,452	6,591

Other Comprehensive Income (Loss)	4,207	(4,093)

Comprehensive Income	31,587	36,164

Comprehensive loss attributable to noncontrolling interests	101	69

Comprehensive Income Attributable to Shareholders of Crawford & Company	$31,688	$36,233

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$44,742	$75,953
Accounts receivable, less allowance for doubtful accounts of $9,794 and $10,234, respectively	187,460	160,350
Unbilled revenues, at estimated billable amounts	127,988	105,791
Income taxes receivable	3,729	5,150
Prepaid expenses and other current assets	28,040	22,437
Total Current Assets	391,959	369,681
Property and Equipment:
Property and equipment	154,482	155,326
Less accumulated depreciation	(112,576)	(109,643)
Net Property and Equipment	41,906	45,683
Other Assets:
Goodwill	134,122	132,777
Intangible assets arising from business acquisitions, net	77,313	82,103
Capitalized software costs, net	73,974	72,761
Deferred income tax assets	60,887	61,375
Other noncurrent assets	28,167	25,678
Total Other Assets	374,463	374,694
TOTAL ASSETS	$808,328	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$46,370	$35,000
Accounts payable	47,659	50,941
Accrued compensation and related costs	68,331	98,656
Self-insured risks	13,753	13,100
Income taxes payable	11,006	3,476
Deferred income taxes	14,338	15,063
Deferred rent	14,438	16,062
Other accrued liabilities	33,104	34,270
Deferred revenues	51,199	49,950
Current installments of long-term debt and capital leases	808	875
Total Current Liabilities	301,006	317,393
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	141,198	101,770
Deferred revenues	27,544	26,893
Self-insured risks	10,872	12,530
Accrued pension liabilities	76,740	102,960
Other noncurrent liabilities	22,208	20,979
Total Noncurrent Liabilities	278,562	265,132
Shareholders’ Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,409 and 29,875 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	30,409	29,875
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	40,524	39,285
Retained earnings	301,345	285,165
Accumulated other comprehensive loss	(174,830)	(179,210)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	222,138	199,805
Noncontrolling interests	6,622	7,728
Total Shareholders’ Investment	228,760	207,533
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$808,328	$790,058
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$27,380	$40,257
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	28,102	24,977
Stock-based compensation	1,931	2,464
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(28,566)	(40,189)
Unbilled revenues, net	(23,083)	(1,238)
Accrued or prepaid income taxes	9,777	10,091
Accounts payable and accrued liabilities	(36,470)	(31,735)
Deferred revenues	1,831	(358)
Accrued retirement costs	(20,334)	(17,057)
Prepaid expenses and other operating activities	(4,816)	3,296
Net cash used in operating activities	(44,248)	(9,492)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(9,207)	(8,300)
Proceeds from disposals of property and equipment	1,289	—
Capitalization of computer software costs	(12,204)	(11,790)
Cash surrendered in sale of business	(1,554)	—
Payments for business acquisitions, net of cash acquired	(3,324)	(2,515)
Net cash used in investing activities	(25,000)	(22,605)

Cash Flows From Financing Activities:
Cash dividends paid	(8,353)	(6,358)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,361)	(880)
Proceeds from shares purchased under employee stock-based compensation plans	1,268	1,712
Repurchases of common stock	(3,157)	(1,913)
Increases in short-term and revolving credit facility borrowings	118,777	79,160
Payments on short-term and revolving credit facility borrowings	(67,295)	(57,200)
Payments on capital lease obligations	(661)	(607)
Other financing activities	(410)	(227)
Net cash provided by financing activities	38,808	13,687

Effects of exchange rate changes on cash and cash equivalents	(771)	(1,606)
Decrease in cash and cash equivalents	(31,211)	(20,016)
Cash and cash equivalents at beginning of year	75,953	71,157
Cash and cash equivalents at end of period	$44,742	$51,141
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income (loss)	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	30,062	24,690	37,365	288,110	(181,723)	198,504	6,523	205,027
Net income	—	—	—	10,464	—	10,464	130	10,594
Other comprehensive income	—	—	—	—	6,284	6,284	168	6,452
Cash dividends paid	—	—	—	(2,502)	—	(2,502)	—	(2,502)
Stock-based compensation	—	—	1,192	—	—	1,192	—	1,192
Common stock activity, net	153	—	163	(1,235)	—	(919)	—	(919)
Balance at June 30, 2014	30,215	24,690	38,720	294,837	(175,439)	213,023	6,821	219,844
Net income	—	—	—	10,192	—	10,192	8	10,200
Other comprehensive income	—	—	—	—	609	609	18	627
Cash dividends paid	—	—	—	(3,362)	—	(3,362)	—	(3,362)
Stock-based compensation	—	—	1,188	—	—	1,188	—	1,188
Common stock activity, net	194	—	616	(322)	—	488	—	488
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(225)	(225)
Balance at September 30, 2014	$30,409	$24,690	$40,524	$301,345	$(174,830)	$222,138	$6,622	$228,760

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2013	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2013	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income (loss)	—	—	—	9,739	—	9,739	(58)	9,681
Other comprehensive income (loss)	—	—	—	—	1,233	1,233	(42)	1,191
Cash dividends paid	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Stock-based compensation	—	—	588	—	—	588	—	588
Common stock activity, net	278	—	(1,132)	(118)	—	(972)	—	(972)
Balance at March 31, 2013	29,613	24,690	35,006	253,801	(198,248)	144,862	5,500	150,362
Net income (loss)	—	—	—	17,008	—	17,008	(140)	16,868
Other comprehensive income	—	—	—	—	648	648	111	759
Cash dividends paid	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Stock-based compensation	—	—	1,244	—	—	1,244	—	1,244
Increase in value of noncontrolling interest due to the acquisition of a controlling interest	—	—	—	—	—	—	2,188	2,188
Common stock activity, net	370	—	589	(517)	—	442	—	442
Balance at June 30, 2013	29,983	24,690	36,839	268,349	(197,600)	162,261	7,659	169,920
Net income	—	—	—	13,405	—	13,405	303	13,708
Other comprehensive loss	—	—	—	—	(5,800)	(5,800)	(243)	(6,043)
Cash dividends paid	—	—	—	(2,490)	—	(2,490)	—	(2,490)
Stock-based compensation	—	—	632	—	—	632	—	632
Common stock activity, net	16	—	387	(954)	—	(551)	—	(551)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(216)	(216)
Balance at September 30, 2013	$29,999	$24,690	$37,858	$278,310	$(203,400)	$167,457	$7,503	$174,960
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company”) is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and our financial position as of, September 30, 2014 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2014 or for other future periods. The financial results of the Company's international subsidiaries, other than those in Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in the accompanying unaudited condensed consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2014 and December 31, 2013, the liabilities of the deferred compensation plan were $10,842,000 and $10,322,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,420,000 and $15,140,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited (“LWI”). The Company has agreed to provide financial support to LWI of up to approximately $10,000,000. Crawford provides more than half of the financial support for LWI, and LWI lacks sufficient equity at risk to permit LWI to carry on its activities without this additional financial support. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford is obligated to provide, if necessary. As a result, LWI is considered a VIE of the Company. Creditors of LWI have no recourse to Crawford's assets. Total assets and liabilities of LWI as of September 30, 2014 were $4,900,000 and $7,162,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $6,067,000.

2. Acquisitions and Dispositions
The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder at net book value. Net assets sold amounted to $2,542,000, including cash of $1,554,000. The sale was financed with a loan receivable due in two years. The Company had previously recognized a loss on the disposal of this entity of $474,000 in the fourth quarter of 2013. The results of Crawford South Africa were not material to the Company. The Company has an obligation to refer any work it receives within South Africa to the buyer and is entitled to a royalty equal to 2% of the buyer's future revenues in exchange for the continued use of the Crawford name, until either party gives 12 months notice to terminate the ongoing relationship. The buyer is not a related party of the Company.
On July 15, 2014, the Company acquired 100% of the capital stock of Buckley Scott Holdings Limited ("Buckley Scott"), a U.K.-based international construction and engineering adjusting firm, for $3,812,000. Net assets purchased totaled $1,437,000, including $488,000 cash acquired. A deferred tax liability of $338,000 was recognized on the acquired intangible assets. The agreement contains an earnout provision based on Buckley Scott achieving certain operating earnings measures during the two-year period following the completion of the acquisition, with an estimated fair value of $1,131,000. The opening balance sheet included in the Condensed Consolidated Balance Sheets is preliminary, as additional information on unbilled accounts receivable and accrued liabilities is expected to be finalized in the fourth quarter. In addition, the Company is in the process of obtaining final third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change. The difference between the purchase price and the preliminary allocation to the net assets acquired represents customer relationship intangibles of $1,520,000, with a 15-year useful life, trade name intangibles of $169,000 with a 2-year useful life, and $2,155,000 of goodwill with an indefinite life, representing the estimated value of the assembled workforce and expected synergies with existing business. The acquisition should enable the Company to significantly expand its construction and engineering business in the U.K., the London Market, and internationally. The results for Buckley Scott have been included in the EMEA/AP segment since the acquisition date.

3. Pending Adoption of Recently Issued Accounting Standards
Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASU") 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." Under ASU 2014-15, management of public companies will be required to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for the Company on January 1, 2017. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have an impact on its financial statements or disclosures upon adoption.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. The revenue standard will be introduced into the FASB’s Accounting Standards Codification as Topic 606 and will replace the previous guidance on revenue recognition in Topic 605. ASU 2014-09 is effective for the Company on January 1, 2017, with transition to the new standard following either a full retrospective approach or a modified retrospective approach (i.e., an approach that would allow the standard to be applied beginning with the current period, with no restatement of the comparative periods, but additional disclosures will be required). Early application is not permitted. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company’s unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months and nine months ended September 30, 2014 and 2013 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
The Company’s swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under its swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At September 30, 2014, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company’s consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company’s various domestic and international operations, which are subject to income taxes at different rates, the Company’s ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2014, the Company estimates that its effective annual income tax rate for 2014 will be approximately 41% before considering any discrete items.

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company’s defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$694	$703	$2,098	$2,073
Interest cost	8,937	8,237	26,851	24,555
Expected return on assets	(11,498)	(10,659)	(34,560)	(31,685)
Amortization of actuarial loss	3,123	3,210	8,967	9,760
Net periodic benefit cost	$1,256	$1,491	$3,356	$4,703
For the nine-month period ended September 30, 2014, the Company made contributions of $14,850,000 and $5,204,000, respectively, to its underfunded U.S. and U.K. defined benefit pension plans, compared with contributions of $15,350,000 and $4,759,000, respectively, in the comparable period in 2013. The Company is not required to make any additional contributions to its U.S. defined benefit pension plan or to the U.K. plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $1,700,000 to its U.K. plans during the remainder of 2014.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first three quarters of 2014 and 2013 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,766	$3,064	$5,990	$4,925	$10,425	$8,530	$18,492	$15,302
Dividends paid	2,128	1,234	1,502	988	5,144	3,209	3,889	2,469
Net income available to common shareholders, basic	$5,894	$4,298	$7,492	$5,913	$15,569	$11,739	$22,381	$17,771

Denominator:
Weighted-average common shares outstanding, basic	30,355	24,690	30,033	24,690	30,178	24,690	29,838	24,690
Earnings per share - basic	$0.19	$0.17	$0.25	$0.24	$0.52	$0.48	$0.75	$0.72
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,801	$3,029	$6,065	$4,850	$10,545	$8,410	$18,728	$15,066
Dividends paid	2,128	1,234	1,502	988	5,144	3,209	3,889	2,469
Net income available to common shareholders, diluted	$5,929	$4,263	$7,567	$5,838	$15,689	$11,619	$22,617	$17,535

Denominator:
Weighted-average common shares outstanding, basic	30,355	24,690	30,033	24,690	30,178	24,690	29,838	24,690
Weighted-average effect of dilutive securities	633	—	839	—	779	—	852	—
	30,988	24,690	30,872	24,690	30,957	24,690	30,690	24,690
Earnings per share - diluted	$0.19	$0.17	$0.25	$0.24	$0.51	$0.47	$0.74	$0.71

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	1,244	—	1,175
Performance stock grants excluded because performance conditions had not been met (1)	2,267	2,084	2,267	2,084
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of September 30, 2014, the Company does not expect these performance measurements to be achieved by December 31, 2014.

The following table details shares issued during the three months and nine months ended September 30, 2014 and September 30, 2013. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
CRDA issued under non-employee director stock plan	2	6	62	64
CRDA issued under the Employee Stock Purchase Plan	155	147	155	147
CRDA issued under the U.K. ShareSave Scheme	3	5	264	490
CRDA issued under the International Employee Stock Purchase Plan	12	11	12	11
CRDA issued under Executive Stock Bonus Plan	66	20	317	265
CRDA issued upon stock option plan exercises	—	—	106	12
In May 2012, the Board of Directors authorized a share repurchase program (the "2012 Repurchase Authorization") under which the Company was authorized to repurchase up to 2,000,000 shares of its common stock (either CRDA or CRDB or both) through May 2015. Effective August 16, 2014, the 2012 Repurchase Authorization was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
During the three months and nine months ended September 30, 2014, the Company repurchased 44,254 and 382,192 shares of CRDA, respectively, at an average cost of $8.27 and $8.26 per share, respectively. During the three months and nine months ended September 30, 2013, the Company repurchased 172,752 and 325,372 shares of CRDA, respectively, at an average cost of $6.53 and $5.88 per share, respectively. The Company did not repurchase any shares of CRDB during any of these periods.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Accumulated Other Comprehensive Loss
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

	Three months ended September 30, 2014			Nine months ended September 30, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$3,815	$(179,254)	$(175,439)	$3,544	$(182,754)	$(179,210)
Other comprehensive loss before reclassifications	(1,343)	—	(1,343)	(1,072)	—	(1,072)
Amounts reclassified from accumulated other comprehensive income	—	1,952	1,952	—	5,452	5,452
Net current period other comprehensive (loss) income	(1,343)	1,952	609	(1,072)	5,452	4,380
Ending balance	$2,472	$(177,302)	$(174,830)	$2,472	$(177,302)	$(174,830)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$5,317	$(202,917)	$(197,600)	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(8,049)	—	(8,049)	(10,510)	—	(10,510)
Amounts reclassified from accumulated other comprehensive income	—	2,249	2,249	—	6,591	6,591
Net current period other comprehensive (loss) income	(8,049)	2,249	(5,800)	(10,510)	6,591	(3,919)
Ending balance	$(2,732)	$(200,668)	$(203,400)	$(2,732)	$(200,668)	$(203,400)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 6, "Defined Benefit Pension Plans" for additional details.

The other comprehensive income (loss) amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2014
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$30	$30	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	2,375	—	2,375	—

Liabilities:
Contingent earnout liability (3)	1,131			1,131
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company’s unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for foreign currency rates and interest rates adjusted for the counterparty’s credit risk. The fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

(3)
The fair value of the contingent earnout liability for the Buckley Scott acquisition was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements. The valuation is sensitive to Level 3 data, with the maximum possible earnout of $2,216,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company’s unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or nine months ended September 30, 2014. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the carrying value approximates fair value. These assets and liabilities are measured within Level 2 of the hierarchy.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2014, the Company reduced the fair value of a contingent consideration liability for a previous acquisition from $2,000,000 to zero. In addition, the Company impaired and expensed $1,271,000 of intangible assets from the same acquisition. Both amounts are included as a component of the Legal Settlement Administration segment operating earnings. In the unaudited Condensed Consolidated Statements of Income, the amounts are included as a component of "Selling, general, and administrative expenses." Management concluded that expectations about future results indicated the contingent consideration will not be paid and, accordingly, the value of the intangible assets was impaired.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The fair values of both items were estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these were Level 3 fair value measurements.

10. Segment Information
Financial information for the three months and nine months ended September 30, 2014 and 2013 related to the Company’s reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Americas	$92,181	$95,879	$273,673	$262,757
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	86,173	84,007	253,755	259,189
Broadspire	68,242	63,323	199,706	186,888
Legal Settlement Administration	47,235	50,129	130,262	169,732
Total segment revenues before reimbursements	293,831	293,338	857,396	878,566
Reimbursements	21,079	20,118	53,925	68,144
Total revenues	$314,910	$313,456	$911,321	$946,710

Segment Operating Earnings:
Americas	$7,036	$9,718	$22,112	$17,355
EMEA/AP	4,225	4,272	10,435	19,486
Broadspire	4,422	1,884	9,140	4,475
Legal Settlement Administration	7,668	10,171	18,335	38,714
Total segment operating earnings	23,351	26,045	60,022	80,030

Deduct:
Unallocated corporate and shared costs and credits, net	(500)	275	(2,190)	(5,355)
Net corporate interest expense	(1,680)	(1,519)	(4,532)	(4,762)
Stock option expense	(184)	(279)	(680)	(652)
Amortization of customer-relationship intangible assets	(1,543)	(1,593)	(4,746)	(4,783)
Income before income taxes	$19,444	$22,929	$47,874	$64,478
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Americas
U.S. Claims Field Operations	$23,843	$27,253	$75,798	$79,055
U.S. Technical Services	6,044	6,827	19,069	21,365
U.S. Catastrophe Services	12,301	13,932	30,098	31,031
Subtotal U.S. Claims Services	42,188	48,012	124,965	131,451
U.S. Contractor Connection	12,637	9,137	39,767	26,696
Subtotal U.S. Property & Casualty	54,825	57,149	164,732	158,147
Canada--all service lines	33,575	34,480	98,083	92,815
Latin America/Caribbean--all service lines	3,781	4,250	10,858	11,795
Total Revenues before Reimbursements--Americas	$92,181	$95,879	$273,673	$262,757

Broadspire
Workers' Compensation and Liability Claims Management	$28,109	$26,922	$84,113	$79,595
Medical Management	36,257	32,588	104,103	95,581
Risk Management Information Services	3,876	3,813	11,490	11,712
Total Revenues before Reimbursements--Broadspire	$68,242	$63,323	$199,706	$186,888

11. Commitments and Contingencies
As part of the Company’s credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2014, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,511,000.
In the normal course of its business, the Company is sometimes named as a defendant or responsible party in suits or other actions by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may in the future bring, actions for indemnification on the basis of alleged negligence by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable risks.
The Company is subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces claims by its employees and former employees under such laws. Such claims or litigation involving the Company or any of the Company’s current or former employees could divert management’s time and attention from the Company’s business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company’s results of operations, financial position, and cash flows. In the opinion of Company management, adequate provisions have been made for items that are probable and reasonably estimable.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Special Charges and Other Income
Special Charges
There were no special charges during the three months or nine months ended September 30, 2014 or 2013.
As of September 30, 2014, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012. The rollforwards of these costs to September 30, 2014 follow:

	Three months ended September 30, 2014
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, June 30, 2014	$1,942	$255	$120	$432	$2,749
Adjustments to accruals	(253)	—	(30)	—	(283)
Cash payments	—	(79)	(90)	(68)	(237)
Ending balance, September 30, 2014	$1,689	$176	$—	$364	$2,229

	Nine months ended September 30, 2014
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Beginning balance, January 1, 2014	$2,664	$498	$303	$584	$4,049
Adjustments to accruals	(975)	—	(30)	—	(1,005)
Cash payments	—	(322)	(273)	(220)	(815)
Ending balance, September 30, 2014	$1,689	$176	$—	$364	$2,229
Other Income
Other income consists of dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the nine months ended September 30, 2013 was a $2,286,000 gain from the sale of the rights to a customer contract in Latin America. During the first nine months of 2014 there was a $418,000 gain under the contingent consideration provisions of the same sale agreement. These amounts were included in the Americas segment operating earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2014, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
November 6, 2014

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of our Legal Settlement Administration segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	regulatory changes related to funding of defined benefit pension plans,

•	our underfunded U.S. and U.K. defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder,

•	our ability to maintain adequate internal controls over financial reporting, in the area of accounting for income taxes, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2013. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles (“GAAP”) in order to provide sufficient time for accumulation of their results.

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
In recent periods we have derived a material portion of our revenues and operating earnings from a limited number of client engagements and special projects within our Legal Settlement Administration and EMEA/AP segments, specifically our work on the gulf-related class action settlement and Thailand flooding claims. The Thailand flooding claims project within the EMEA/AP segment is substantially complete, and the Legal Settlement Administration projects continue to wind down. Revenues, and related operating earnings, from the Legal Settlement Administration projects, have reduced from prior periods, and we expect them to continue to be at a reduced rate through the remainder of 2014. No assurances of timing of the project end dates and, therefore, continued revenues or operating earnings, can be provided. In the event we are unable to replace revenues and related operating earnings from these projects as they wind down, or upon the termination or other expiration thereof, with revenues and operating earnings from new projects and customers within this or other segments, there could be a material adverse effect on our results of operations.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased 0.2% for the three months ended September 30, 2014 but decreased 2.4% for the nine months ended September 30, 2014, compared with the same periods of 2013. The slight increase in revenues for the three-month period was primarily due to increases in revenues in our EMEA/AP and Broadspire segments more than offsetting decreases in revenues in our Americas and Legal Settlement Administration segments. The decrease in revenues for the nine-month period was primarily due to decreases in our EMEA/AP and Legal Settlement Administration segments which were not entirely offset by increases in our Americas and Broadspire segments. Changes in exchange rates reduced revenues in the Americas segment by $1.8 million but increased revenues in the EMEA/AP segment by $3.4 million for the three months ended September 30, 2014 and reduced revenues in the Americas segment by $7.4 million but increased revenues in the EMEA/AP segment by $1.8 million, respectively, for the nine months ended September 30, 2014.
Costs of Services remained relatively consistent as a percent of revenues, for both the third quarter and the year-to-date period through September 30, 2014, as compared to the 2013 periods, due to our efforts to align our operating costs to revenues.
Selling, General, and Administrative (“SG&A”) expenses were 4.7% higher in the third quarter and 3.4% higher in the nine months ended September 30, 2014 compared with the same periods of 2013. The increase in costs for the three months ended September 30, 2014 compared with the same period in 2013 was due to an increase in non-employee labor and professional fees. The increase in costs for the nine months ended September 30, 2014 compared with the same period in 2013 was due to increases in non-employee labor, professional fees, self-insured expenses, and sales application software expenses. During the nine months ended September 30, 2014, the Company reduced the fair value of a contingent consideration liability for a previous acquisition from $2,000,000 to zero. In addition, the Company impaired and expensed $1,271,000 of intangible assets from the same acquisition.

Included in "Other income" for the nine months ended September 30, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America. During the nine months ended September 30, 2014, there was a $0.4 million gain under the contingent consideration provisions of the same sale agreement. These amounts are included in the Americas segment operating earnings.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Americas	$92,181	$95,879	$273,673	$262,757
EMEA/AP	86,173	84,007	253,755	259,189
Broadspire	68,242	63,323	199,706	186,888
Legal Settlement Administration	47,235	50,129	130,262	169,732
Total revenues, before reimbursements	293,831	293,338	857,396	878,566
Reimbursements	21,079	20,118	53,925	68,144
Total Revenues	$314,910	$313,456	$911,321	$946,710

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$60,588	$62,419	$176,256	$176,482
% of related revenues before reimbursements	65.7%	65.1%	64.4%	67.2%
EMEA/AP	59,987	58,656	178,793	177,695
% of related revenues before reimbursements	69.6%	69.8%	70.5%	68.6%
Broadspire	37,371	36,278	112,478	106,712
% of related revenues before reimbursements	54.8%	57.3%	56.3%	57.1%
Legal Settlement Administration	31,991	32,746	90,977	110,337
% of related revenues before reimbursements	67.7%	65.3%	69.8%	65.0%
Total	$189,937	$190,099	$558,504	$571,226
% of Revenues before reimbursements	64.6%	64.8%	65.1%	65.0%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$24,557	$23,742	$75,305	$68,920
% of related revenues before reimbursements	26.7%	24.8%	27.5%	26.2%
EMEA/AP	21,961	21,079	64,527	62,008
% of related revenues before reimbursements	25.5%	25.1%	25.4%	23.9%
Broadspire	26,449	25,161	78,088	75,701
% of related revenues before reimbursements	38.7%	39.7%	39.1%	40.5%
Legal Settlement Administration	7,576	7,212	20,950	20,681
% of related revenues before reimbursements	16.1%	14.4%	16.1%	12.2%
Total before reimbursements	80,543	77,194	238,870	227,310
% of Revenues before reimbursements	27.4%	26.3%	27.9%	25.9%
Reimbursements	21,079	20,118	53,925	68,144
Total	$101,622	$97,312	$292,795	$295,454
% of Revenues	32.3%	31.0%	32.1%	31.2%
Operating Earnings:
Americas	$7,036	$9,718	$22,112	$17,355
% of related revenues before reimbursements	7.6%	10.1%	8.1%	6.6%
EMEA/AP	4,225	4,272	10,435	19,486
% of related revenues before reimbursements	4.9%	5.1%	4.1%	7.5%
Broadspire	4,422	1,884	9,140	4,475
% of related revenues before reimbursements	6.5%	3.0%	4.6%	2.4%
Legal Settlement Administration	7,668	10,171	18,335	38,714
% of related revenues before reimbursements	16.2%	20.3%	14.1%	22.8%
Deduct:
Unallocated corporate and shared costs and credits, net	(500)	275	(2,190)	(5,355)
Net corporate interest expense	(1,680)	(1,519)	(4,532)	(4,762)
Stock option expense	(184)	(279)	(680)	(652)
Amortization of customer-relationship intangible assets	(1,543)	(1,593)	(4,746)	(4,783)
Income before income taxes	19,444	22,929	47,874	64,478
Provision for income taxes	(9,244)	(9,221)	(20,494)	(24,221)
Net Income	10,200	13,708	27,380	40,257
Net income attributable to noncontrolling interests	(8)	(303)	(72)	(105)
Net income attributable to shareholders of Crawford & Company	$10,192	$13,405	$27,308	$40,152

AMERICAS
Operating earnings for our Americas segment were $7.0 million, or 7.6% of revenues before reimbursements, in the third quarter of 2014, compared with $9.7 million, or 10.1% of revenues before reimbursements, in the third quarter of 2013. The decrease was primarily due to the absence of incremental weather-related claims volume that arose in 2013 due to flood losses in Ontario, Canada that occurred in the third quarter of 2013 that were serviced by both Canadian and U.S.-based adjusters, and additional revenues from a special project resulting from superstorm Sandy that also occurred in 2013.
For the nine months ended September 30, segment operating earnings increased from $17.4 million, or 6.6% of revenues before reimbursements, in 2013 to $22.1 million, or 8.1% of revenues before reimbursements in 2014. The increase in Americas operating earnings for the nine-month period in 2014 compared with the 2013 period was primarily due to continued growth in our U.S. Contractor Connection managed repair network, and higher revenues and operating earnings in Canada due to the impact of volume increases resulting from severe winter weather and new business in the 2014 period, partially offset by the absence of weather related claims in 2013 resulting from superstorm Sandy and the Ontario, Canada flooding. Also included in the nine months ended September 30, 2013 was a $2.3 million gain from the sale of the rights to a customer contract in Latin America, compared to a $0.4 million gain from the contingent consideration provision of the same agreement during the nine months ended September 30, 2014.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
U.S. Claims Field Operations	$23,843	$27,253	(12.5)%	$75,798	$79,055	(4.1)%
U.S. Technical Services	6,044	6,827	(11.5)%	19,069	21,365	(10.7)%
U.S. Catastrophe Services	12,301	13,932	(11.7)%	30,098	31,031	(3.0)%
Subtotal U.S. Claims Services	42,188	48,012	(12.1)%	124,965	131,451	(4.9)%
U.S. Contractor Connection	12,637	9,137	38.3%	39,767	26,696	49.0%
Subtotal U.S. Property & Casualty	54,825	57,149	(4.1)%	164,732	158,147	4.2%
Canada--all service lines	33,575	34,480	(2.6)%	98,083	92,815	5.7%
Latin America/Caribbean--all service lines	3,781	4,250	(11.0)%	10,858	11,795	(7.9)%
Total Revenues before Reimbursements	$92,181	$95,879	(3.9)%	$273,673	$262,757	4.2%
The decrease in revenues in the third quarter 2014 compared with the third quarter 2013 was due primarily to a decrease in segment unit volume, measured principally by cases received, of 3.3%. Changes in foreign exchange rates also reduced our Americas revenues by approximately 1.9% for the three months ended September 30, 2014. These reductions were offset by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 1.3% in the three months ended September 30, 2014.
The increase in revenues in the nine months ended September 30, 2014 compared with the comparable period in 2013 was due primarily to an increase in cases received of 11.4%. Changes in foreign exchange rates reduced our Americas revenues by approximately 2.8% for the nine months ended September 30, 2014. Revenues were also negatively impacted by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by 4.4% in the nine months ended September 30, 2014.

Total U.S. Claims Services revenues decreased during the 2014 third quarter when compared with the same quarter in 2013, primarily due to the absence of flood loss claims in Canada that occurred in the third quarter of 2013. These claims were serviced by both Canadian and U.S.-based adjusters in the 2013 period. Revenues were also impacted by a reduction in workers' compensation claims (which are now handled solely by our Broadspire segment). An outsourcing project for a major U.S. insurance carrier resulted in $6.0 million in revenues in the 2014 period. U.S. Claims Services revenues for the year-to-date period decreased by 4.9%, primarily because of revenues from superstorm Sandy claims during the prior year period and a reduction in workers' compensation claims as a result of the transfer to our Broadspire segment in 2014, net of $10.9 million in revenues from the outsourcing project in the current year. The increases in U.S. Contractor Connection revenues in the third quarter and first nine months of 2014 were due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. In addition, U.S. Contractor Connection revenues increased in the nine-month period of 2014 as compared to the same period in 2013 as a result of the severe winter weather in the U.S. in 2014 and a third quarter 2013 price increase which is reflected in all 2014 periods.
Revenues in Canada decreased in the third quarter 2014 compared with the third quarter 2013 primarily due to the absence of flood loss claims related to the Ontario, Canada event that occurred in the third quarter of 2013, partially offset by increased business from both new and existing clients. Revenues in Canada increased in the first nine months of 2014 over the same period in 2013 primarily due to the severe winter weather, increased business from both new and existing clients, and growth in Canada's Contractor Connection service line.
The revenue decreases in Latin America/Caribbean for the third quarter and first nine months of 2014 were primarily due to lower case volumes in Brazil.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment, which are included in total Company revenues, were $4.8 million and $6.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. Reimbursements were $13.8 million for the nine months ended September 30, 2014 and $14.6 million for the comparable period in 2013. The decline in reimbursements in both periods is primarily due to an outsourcing project in U.S. Claims Services in 2014, which earns service fees only, and also to higher expenses incurred in the 2013 period related to handling superstorm Sandy claims.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
U.S. Claims Field Operations	53,694	57,078	(5.9)%	167,049	147,969	12.9%
U.S. Technical Services	1,459	1,694	(13.9)%	4,419	4,990	(11.4)%
U.S. Catastrophe Services	7,252	10,407	(30.3)%	21,665	30,235	(28.3)%
Subtotal U.S. Claims Services	62,405	69,179	(9.8)%	193,133	183,194	5.4%
U.S. Contractor Connection	46,204	47,393	(2.5)%	145,043	131,006	10.7%
Subtotal U.S. Property & Casualty	108,609	116,572	(6.8)%	338,176	314,200	7.6%
Canada--all service lines	49,916	47,988	4.0%	141,908	110,463	28.5%
Latin America/Caribbean--all service lines	17,616	17,663	(0.3)%	51,975	52,856	(1.7)%
Total Americas Cases Received	176,141	182,223	(3.3)%	532,059	477,519	11.4%
Total cases received for U.S. Claims Services decreased in the three months ended September 30, 2014 compared with the same period in 2013 due to the transfer of workers' compensation claims to our Broadspire segment, and a reduction in vehicle services claims. Total cases received for U.S. Claims Services increased in the nine months ended September 30, 2014 compared with the same period in 2013 due to increases in high-frequency, low-complexity affinity claims, which more than offset the reduction in weather-related claims and the internal transfer of workers' compensation claims. The outsourcing project previously mentioned involved the Company providing adjusters to work on the clients premises, accordingly, there are no associated claim volumes returned to the Company in the 2014 year-to-date period for these revenues.

The decrease in U.S. Contractor Connection cases for the third quarter 2014 compared with the third quarter 2013 was due to an increase in weather related claims that occurred in the 2013 period. The increase in U.S. Contractor Connection cases for the nine months ended September 30, 2014 compared to the comparable period of 2013 was due to the ongoing expansion of our direct repair network and to the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to repair networks as well as the severe winter weather in the 2014 period.
The 2014 increases in cases in Canada were primarily due to increases in high-frequency, low-complexity automotive and affinity claims. Canada also experienced an increase in weather-related claims, significant growth in its Contractor Connection business, and growth in its desk-adjusted claim assignments in both corporate self-insured and insurer markets.
The 2014 decreases in cases in Latin America and the Caribbean were primarily due to fewer automotive claims in Brazil, partially offset by increases from both new and existing clients.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 65.7% in the third quarter of 2014, increasing from 65.1% in the third quarter of 2013. For the nine months ended September 30, 2014, Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 64.4%, compared with 67.2% for the comparable period in 2013. The decrease in the nine-month period was due to improved staff utilization.
The dollar amount of these expenses decreased in the 2014 three-month period to $60.6 million from $62.4 million in the comparable 2013 period and decreased slightly in the nine months ended September 30, 2014 to $176.3 million from $176.5 million in the comparable 2013 period. There was an average of 2,716 full-time equivalent employees (including 284 catastrophe adjusters) in this segment during the first nine months of 2014, compared with an average of 2,681 employees (including 205 catastrophe adjusters) during the 2013 period. The decrease in expenses in the third quarter of 2014 was due to fewer cases in the current year, compared to the prior year period. The dollar amount for the nine-month periods remained consistent despite the growth in revenues because of improved utilization of existing staff based on the change in mix of cases received.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $24.6 million, or 26.7% of segment revenues before reimbursements, for the quarter ended September 30, 2014, compared with $23.7 million, or 24.8% of segment revenues before reimbursements, for the comparable quarter of 2013. The 2014 third quarter increase is due to approximately $1.2 million in increased selling, general, and administrative costs, net of a $0.3 million decrease in bad debt expense. These expenses were $75.3 million, or 27.5% of segment revenues before reimbursements, for the nine months ended September 30, 2014, compared with $68.9 million, or 26.2% of segment revenues before reimbursements, for the comparable period of 2013. In 2013, a $2.3 million gain from the sale of the rights to a customer contract in Latin America was recorded in this category, which reduced net expenses for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, there was a $0.4 million gain under the contingent consideration provisions of the same sale agreement. In addition, in the 2014 nine-month period, there was a $0.5 million increase in bad debt expense, a $0.9 million increase in expenses due to the continuing investment in the start-up operations of our Specialty Markets service line, and increases in U.S. Contractor Connection and Canada expenses due to the growth in revenues.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $4.2 million, or 4.9% of revenues before reimbursements, for the three months ended September 30, 2014 compared with 2013 third quarter operating earnings of $4.3 million, or 5.1% of revenues before reimbursements. Operating earnings decreased to $10.4 million, or 4.1% of revenues before reimbursements, for the nine months ended September 30, 2014 compared with operating earnings of $19.5 million, or 7.5% of revenues before reimbursements for the 2013 comparable period. The year-to-date decline in EMEA/AP operating earnings was due in part to the inclusion in 2013 of revenues from claims handling activity from the 2011 Thailand floods, flooding and bush fires in Australia, and a $900,000 performance bonus from a client in CEMEA. The decline in operating earnings was also due to increased expenses in 2014 related to the continuing investment in the start-up operations of our Specialty Markets service line that commenced in the 2013 third quarter.

Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
U.K.	$32,002	$29,121	9.9%	$94,784	$91,213	3.9%
Continental Europe, Middle East, Africa (“CEMEA”)	26,536	27,471	(3.4)%	82,036	81,628	0.5%
Asia-Pacific	27,635	27,415	0.8%	76,935	86,348	(10.9)%
Total EMEA/AP Revenues before Reimbursements	$86,173	$84,007	2.6%	$253,755	$259,189	(2.1)%
The increase in revenues in the U.K. for the third quarter of 2014 compared with the third quarter of 2013 was primarily due to foreign exchange gains and increases in weather-related claims. The decrease in CEMEA revenues from the prior year same period was due to the disposal of our South African subsidiary, net of increased business in Scandinavia. The slight increase in Asia-Pacific revenues over the same period in 2013 was due to an increase in weather-related activity in the Philippines, net of a reduction in weather-related events in Australia and Thailand.
Overall case volumes increased 5.0% for the three months ended September 30, 2014 compared with the same period of 2013. Changes in foreign exchange rates increased our EMEA/AP segment revenues by approximately 4.1% for the three months ended September 30, 2014 as compared with the 2013 period. For the three months ended September 30, 2014 compared with the comparable 2013 period, the disposal of our South African subsidiary reduced revenues by 2.3%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited increased revenues by 1.7%. Changes in product mix and in the rates charged for those services accounted for a 5.9% revenue decline for the three months ended September 30, 2014 compared with the same period in 2013.
For the nine-month period ended September 30, 2014 compared with the 2013 period, overall case volumes increased 8.6%. Changes in foreign exchange rates increased our EMEA/AP segment revenues by approximately 0.7% for the nine months ended September 30, 2014 as compared with the 2013 period. For the nine months ended September 30, 2014 compared with the comparable 2013 period, the disposal of our South African subsidiary reduced revenues by 2.3%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited increased revenues by 1.5%. Changes in product mix and in the rates charged for those services accounted for a 10.6% revenue decline for the nine months ended September 30, 2014 compared with the same period in 2013.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment, which are included in total Company revenues, decreased to $6.1 million and $16.6 million for the three months and nine months ended September 30, 2014, respectively, from $8.1 million and $24.7 million in the comparable periods in 2013. These decreases primarily resulted from higher expenses incurred in the 2013 period related to handling the Thailand flood claims.
Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
U.K.	20,091	19,417	3.5%	68,223	70,569	(3.3)%
CEMEA	65,891	59,457	10.8%	188,979	165,348	14.3%
Asia-Pacific	37,521	38,737	(3.1)%	119,979	111,348	7.8%
Total EMEA/AP Cases Received	123,503	117,611	5.0%	377,181	347,265	8.6%

Overall case volumes were higher in 2014 compared with the same periods in 2013. The increases were driven by higher case volume in CEMEA, especially in Norway and Sweden, due to expanding insurer contracts. Asia case volumes increased for the nine months ended September 2014 due to high-frequency, low-complexity motor and property claims in China and Malaysia, although they decreased in the third quarter of 2014 compared with the same period in 2013 due to a change in the mix of types of cases received.
Cases received in the U.K. increased 3.5% in the third quarter of 2014 due to increased business from new clients, but declined 3.3% in the nine months ended September 30, 2014 compared with the same period in 2013 due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity claims.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation expenses, fringe benefits, and non-employee labor were 69.6% and 70.5% for the three months and nine months ended September 30, 2014, respectively, compared with 69.8% and 68.6% for each of the comparable periods in 2013. The variances were primarily a function of the mix of services provided and lower utilization of our staff after the winding down of the Thailand flood claim work. The dollar amount of these expenses increased for the 2014 three-month period to $60.0 million from $58.7 million in the same 2013 period. The dollar amount of these expenses increased for the 2014 nine-month period to $178.8 million from $177.7 million in 2013. These increases are due to continued investment in the start-up operations of our Specialty Markets service line. There was an average of 2,951 full-time equivalent employees in this segment in the nine months ended September 30, 2014 compared with an average of 3,054 in the 2013 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 25.5% and 25.4% of EMEA/AP revenues before reimbursements for the three months and nine months ended September 30, 2014, respectively, compared with 25.1% and 23.9%, respectively, for the comparable periods in 2013. The amount of the expenses increased to $22.0 million in the third quarter of 2014 from $21.1 million in the third quarter of 2013 and to $64.5 million in the first nine months of 2014 from $62.0 million in the first nine months of 2013. The third quarter increase was due to a $0.6 million increase in Specialty Markets expenses and a $0.3 million increase in other expenses. The increase for the nine-month period was due to a $0.9 million increase in bad debt expense and a $2.5 million increase in Specialty Market expenses, partially offset by $0.9 million in reduced costs, primarily in the U.K and Asia-Pacific due to cost reduction activities undertaken in those areas.

BROADSPIRE
Our Broadspire segment reported operating earnings of $4.4 million for the third quarter of 2014, compared with $1.9 million in the third quarter of 2013. For the nine months ended September 30, 2014, Broadspire operating earnings were $9.1 million, compared with $4.5 million for the comparable period in 2013. Operating earnings for the first nine months of 2013 included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of its obligation to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers’ compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers’ compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
Workers' Compensation and Liability Claims Management	$28,109	$26,922	4.4%	$84,113	$79,595	5.7%
Medical Management	36,257	32,588	11.3%	104,103	95,581	8.9%
Risk Management Information Services	3,876	3,813	1.7%	11,490	11,712	(1.9)%
Total Broadspire Revenues before Reimbursements	$68,242	$63,323	7.8%	$199,706	$186,888	6.9%

Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 8.2% from the 2013 third quarter to the 2014 third quarter and 8.1% for the nine months ended September 30, 2014 compared with the same period in 2013. Excluding approximately 5,000 one-time incident reports received from a major client in the first quarter of 2013 for which we received little or no revenue and incurred little or no associated costs, the increase in unit volume was 10.3% for the nine-month period. After adjusting for the $3.0 million one-time benefit in 2013 discussed above, Broadspire had a negative price/mix variance of 0.4% and 1.2% for the 2014 third quarter and nine months, respectively, compared to the same periods in 2013.
The overall increase in 2014 revenues compared with the same periods in 2013 was primarily due to organic growth, new clients, higher client retention, the transfer of workers' compensation cases from our U.S. Claims Services service line in the Americas segment, and increased medical management services referrals.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million and $3.0 million for the three months and nine months ended September 30, 2014, respectively, compared with $1.0 million and $3.1 million in the 2013 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2014	September 30, 2013	Variance	September 30, 2014	September 30, 2013	Variance
Workers’ Compensation	50,076	41,997	19.2%	132,834	117,013	13.5%
Casualty	17,120	20,441	(16.2)%	52,772	61,649	(14.4)%
Other	27,511	25,096	9.6%	83,054	69,949	18.7%
Total Broadspire Cases Received	94,707	87,534	8.2%	268,660	248,611	8.1%
The 2014 increases in workers’ compensation cases partially resulted from new clients and from a transfer of approximately 2,000 workers' compensation cases from our U.S. Claims Services service line in the Americas segment, as all workers' compensation cases in the U.S. are now handled by our Broadspire segment. The decline in casualty cases in the third quarter of 2014 compared to the same period in 2013 was partially due to a decline of approximately 1,800 claims from two clients that were new in 2013, one whose claims were expected to decline over time and the other a one-time takeover of new claims. Excluding these claims, the decrease was 8.2%, which was due to a change in mix of cases received from existing clients. The decline in casualty cases for the nine months in 2014 compared to the same period in 2013 was partially due to the 2013 cases from the two clients referred to above, and also attributable to the inclusion in the 2013 first quarter of approximately 5,000 one-time incident reports from a major client, as described above. The increase in other cases in 2014 was primarily due to increased referrals to our medical management services from both new and existing clients.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 57.3% for the 2013 third quarter to 54.8% in the 2014 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, as a percent of the related revenues before reimbursements, decreased from 57.1% in 2013 to 56.3% in 2014. Without the one-time revenue increase in 2013, these expenses would have been 57.3% and 58.0% of revenues in the 2013 third quarter and nine-month period, respectively. The decline was due to improved employee utilization. Average full-time equivalent employees in this segment totaled 1,674 in the first nine months of 2014, up from 1,585 in the comparable 2013 period. The increase in employees is due to the increased case volumes.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 38.7% and 39.1%, respectively, for the three months and nine months ended September 30, 2014 , compared with 39.7% and 40.5% , respectively, in the comparable 2013 periods. The amount of these expenses increased 5.1% for the quarter and 3.2% for the nine months ended September 30, 2014. The increases in expenses are related to the growth in revenues.

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
Our Legal Settlement Administration segment reported operating earnings of $7.7 million and $18.3 million for the three months and nine months ended September 30, 2014, respectively, compared with $10.2 million and $38.7 million in the comparable 2013 periods. The related segment operating margin decreased from 20.3% for the three months ended September 30, 2013 to 16.2% in the comparable 2014 period, and decreased from 22.8% for the nine months ended September 30, 2013 to 14.1% in the comparable 2014 period. The change in the operating margin for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 was primarily due to the lower revenues and changes in the mix of services provided.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased to $47.2 million for the three months ended September 30, 2014 from $50.1 million for the comparable 2013 period. For the nine-month period ended September 30, 2014, Legal Settlement revenues before reimbursements decreased to $130.3 million, from $169.7 million for the same period in 2013. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At September 30, 2014 we had a backlog of projects awarded totaling approximately $89.0 million, compared with $117.0 million at September 30, 2013. Of the $89.0 million backlog at September 30, 2014, an estimated $35.0 million is expected to be recognized as revenues over the remainder of 2014.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $9.0 million in the third quarter of 2014 compared with $4.8 million in the comparable 2013 period. This increase is due to a higher volume of case administration work for settlements in the 2014 period. Reimbursements for the nine months ended September 30, 2014 were $20.5 million compared with $25.7 million in the comparable period in 2013.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation expense, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 67.7% in the three months ended September 30, 2014 compared with 65.3% in the comparable 2013 period, primarily as a result of lower revenues. The amount of related expenses declined to $32.0 million for the third quarter of 2014 compared with $32.7 million for the comparable 2013 period. For the nine-month period ended September 30, 2014, these expenses as a percent of revenues before reimbursements were 69.8% compared with 65.0% in the same 2013 period. The dollar amounts of these expenses were $91.0 million for the 2014 period and $110.3 million for the 2013 period. The declines in the amounts were primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. Average full-time equivalent employees in this segment totaled 795 for the nine-month period ended September 30, 2014 and 657 for the comparable period in 2013. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 16.1% for both of the three-month and nine-month periods ended September 30, 2014 compared with 14.4% and 12.2% for the comparable 2013 periods. The dollar amount of these expenses increased to $7.6 million in the 2014 third quarter as compared with $7.2 million in the 2013 third quarter. The dollar amount of these expenses were $21.0 million for the nine-month period ended September 30, 2014 compared to $20.7 million for the comparable 2013 period. During the nine-month period ended September 30, 2014, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration will not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition. Other expenses increased as a result of higher rent expense resulting from additional office space and higher depreciation and amortization expense associated with the purchase of new computer equipment and software.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2014, we estimate that our effective annual income tax rate for 2014 will be approximately 41.0% before considering any discrete items.
The provision for income taxes on consolidated income totaled $20.5 million and $24.2 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the provision for income taxes on consolidated income for the nine months ended September 30, 2014 compared with the comparable period of 2013 was primarily due to the overall decrease in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates increased the overall effective rate as compared with 2013.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $1.8 million for both of the three-month periods ended September 30, 2014 and 2013. Interest income totaled $142,000 and $232,000 for the three months ended September 30, 2014 and 2013, respectively. Corporate interest expense totaled $5.0 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively. Interest income totaled $497,000 and $585,000 for the nine months ended September 30, 2014 and 2013, respectively. The decline in interest expense for the nine months ended September 30, 2014 compared with the 2013 nine-month period was due to a lower cost of debt resulting from the amendment to our credit facility in November 2013. We pay interest based on variable rates. Future levels of interest expense are dependent on the future direction of interest rates as well as the level of outstanding borrowings in the future.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $184,000 and $680,000 was recognized during the three months and nine months ended September 30, 2014, respectively, compared with $279,000 and $652,000, respectively, for the comparable periods in 2013. The decrease in the three-month comparable periods is due to the timing of the multi-year vesting of the March 2013 stock option grant. The increase in the nine-month comparable periods is primarily due to higher expense in 2014 from the employee stock purchase plan, partially offset by lower 2014 stock option expense. Other stock-based compensation expense related to our Executive Stock Bonus Plan (performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.5 million and $1.6 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $4.7 million and $4.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.

Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2014 and 2013, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were net costs of $0.5 million and $2.2 million for the three months and nine months ended September 30, 2014, respectively, and a net credit of $0.3 million and net cost of $5.4 million for the comparable periods in 2013. The increased costs for the three months ended September 30, 2014 compared with the same period in 2013 were due to an increase in self insured expense. The decreased costs for the nine months ended September 30, 2014 compared with the same period in 2013 were due to a reduction in bad debt expense, incentive compensation, and professional fees not allocated to the segments, and a loss on a sublease recorded in 2013, partially offset by an increase in unallocated self-insurance expenses in 2014.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2014, our working capital balance (current assets less current liabilities) was approximately $91.0 million, an increase of $38.7 million from the working capital balance at December 31, 2013. Our cash and cash equivalents were $44.7 million at September 30, 2014, compared with $76.0 million at December 31, 2013.
Cash and cash equivalents as of September 30, 2014 consisted of $3.6 million held in the U.S. and $41.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred in 2013, and we provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $44.2 million for the nine months ended September 30, 2014, compared with $9.5 million for the comparable period of 2013. The increase in cash used in operating activities in the first nine months of 2014 compared with the first nine months of 2013 was primarily due to lower net income; an increase in unbilled accounts receivable; an increase in payments for incentive compensation, defined benefit plans and defined contribution plans; and an increase in prepaid expenses and other current assets.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $25.0 million in the nine months ended September 30, 2014 compared with $22.6 million in the first nine months of 2013. In the first nine months of 2014, we sold a building previously used for our data processing facility in Tucker, Georgia for $1.3 million and sold our South African subsidiary at net book value, which included the surrender of $1.6 million of cash. In the first nine months of 2014, we also purchased 100% of the capital stock of Buckley Scott Holdings Limited for $3.3 million net of cash acquired.

Cash Provided by Financing Activities
Cash provided by financing activities was $38.8 million for the nine months ended September 30, 2014 compared with $13.7 million for the 2013 period. We paid $8.4 million in dividends in the first nine months of 2014, compared with $6.4 million in the first nine months of 2013. During 2014, we increased our short-term borrowings and book overdraft by $51.5 million, repurchased $3.2 million of common stock under our share repurchase program, and paid $1.4 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans. During 2013, we increased our short-term borrowings and book overdraft by $22.0 million, repurchased $1.9 million of common stock under our share repurchase program, and paid $0.9 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $196.1 million at September 30, 2014. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance in short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $188.4 million as of September 30, 2014 compared with $137.6 million at December 31, 2013.
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
The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the other plans for the remainder of 2014; however, the Company expects to make additional contributions of approximately $1.7 million to the U.K. plans in the remainder of 2014.
In February 2014, the Society of Actuaries released two exposure drafts that update U.S. mortality assumptions for pension plans. The change from the current mortality assumptions to those suggested in the exposure drafts will likely result in longer life expectancies, and consequently, higher pension liabilities, higher funding requirements and higher pension expense. The final tables were released October 27, 2014 and were unchanged from those issued in the exposure drafts in February 2014. Given that the IRS has already issued its mortality assumptions for 2014, 2015 and 2016, it is possible the new mortality assumptions may be adopted for accounting purposes before they are adopted for funding purposes.
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

Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2014 compared with our Condensed Consolidated Balance Sheet as of December 31, 2013 were as follows:

•
Cash and cash equivalents decreased $31.2 million, or $30.4 million net of currency exchange, primarily due to the increase in accounts receivable and unbilled revenues and a decrease in various liabilities discussed below.

•
Accounts receivable increased $27.1 million, or $28.6 million net of currency exchange impacts. This increase was primarily due to increased receivables in the U.K., Canada, and Legal Settlement Administration, partially offset by a reduction in billed accounts receivable in EMEA and Thailand, when compared with December 31, 2013 balances.

•
Unbilled revenues increased $22.2 million, or $23.1 million net of currency exchange impacts. This increase was primarily due to increased unbilled revenues in the U.K., EMEA, Australia, the Philippines, Broadspire, and Legal Settlement Administration, when compared with December 31, 2013 balances.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $34.8 million primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At September 30, 2014, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
Effective August 16, 2014, the 2012 Repurchase Authorization was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
The table below sets forth the repurchases of CRDA and CRDB by the Company during each month in the quarter ended September 30, 2014. As of September 30, 2014, the Company's authorization to repurchase shares of its common stock was limited to 2,000,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2014				492,727
July 1, 2014 - July 31, 2014
CRDA	28,449	$8.26	28,449
CRDB	—	$—	—
Totals as of July 31, 2014				464,278
August 1, 2014 - August 15, 2014
CRDA	15,805	$8.56	15,805
CRDB	—	$—	—
Totals as of August 15, 2014				448,473
Cancellation of 2012 Repurchase Authorization				(448,473)
Approval of 2014 Repurchase Authorization				2,000,000
August 16, 2014 - August 31, 2014
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of August 31, 2014				2,000,000
September 1, 2014 - September 30, 2014
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of September 30, 2014	44,254		44,254	2,000,000

Item 6. Exhibits
See Index to Exhibits on page 42.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 6, 2014	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2014	/s/ W. Bruce Swain
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

10	Terms of Employment Agreement between Dalerick Carden and the Registrant, dated October 2, 2014

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents