Form 10-K
period 2014-12-31
CRAWFORD & CO
filed 2015-02-23
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $249,643,422 as of June 30, 2014, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each of the Registrant's classes of common stock, as of February 13, 2015, was:
Class A Common Stock — $1.00 Par Value — 30,547,019 Shares
Class B Common Stock — $1.00 Par Value — 24,690,172 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2015 annual shareholders’ meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2014

We use the terms “Crawford”, “the Company”, “the Registrant”, “we”, “us” and “our” to refer to the business of Crawford & Company, its subsidiaries, and variable interest entities.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the “safe harbor” provisions thereof. These statements may relate to, among other things, expectations regarding our ability to reduce our operating expenses, expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, our expected future operating results and financial condition, expectations related to the timing, costs, and benefits of the integration of our recently completed acquisition of GAB Robins Holdings UK Limited, expectations regarding the timing, costs and synergies from our recently announced global business services center, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words “anticipate”, “believe”, “could”, “would”, “should”, “estimate”, “expect”, “intend”, “may”, “plan”, “goal”, “strategy”, “predict”, “project”, “will” and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2014, the Company reported total revenues before reimbursements of $1.143 billion.

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

DESCRIPTION OF SERVICES

The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers’ compensation claims and medical management; and legal settlement administration. The Crawford Solution is delivered to clients through the Company's four operating segments: Americas, which primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP, which serves the property and casualty insurance company and self-insurance markets in Europe, including the United Kingdom ("U.K."), the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand); Broadspire®, which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration, which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

AMERICAS.  The Americas segment accounted for 31.5% of the Company's revenues before reimbursements in 2014. The Company’s Americas segment provides claims management services in the U.S., Canada, Latin America, and the Caribbean. Substantially all of the Company's Americas segment revenues are derived from the insurance company market. These insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation and evaluation and resolution of property and casualty insurance claims.

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

Our Americas revenues are reported for three regions: U.S. Claims Services; Canada; and Latin America/Caribbean. U.S. Claims Services are comprised of four major service lines: U.S. Claims Field Operations, U.S. Contractor Connection®, U.S. Technical Services, and U.S. Catastrophe Services.

U.S. Claims Services:

•
U.S. Claims Field Operations is the largest service line of the Company's U.S. Claims Services operations. Services provided by U.S. Claims Field Operations include property claims management, casualty claims management, affinity claims management, and vehicle services.

•
U.S. Contractor Connection is the largest independently managed contractor network in the industry, with approximately 4,800 credentialed residential and commercial contractors. This innovative service solution for high-frequency, low-severity claims optimizes the time and work process needed to resolve property claims. U.S. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers.

•
U.S. Technical Services is devoted to large, complex claims. Our team of strategic loss managers and technical adjusters are experts with specific experience and industry focus required to strategically manage large complex claims.

•
U.S. Catastrophe Services is an independent adjusting resource for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

Canada:

Services provided by our Canadian operations are comparable in scope and offerings to the services described above and provided by U.S. Claims Services, and also include third-party administration and class action services in Canada.

Latin America/Caribbean:

Services provided by our Latin America/Caribbean operations are comparable in scope and offerings to the services provided by U.S. Claims Field Operations, U.S. Technical Services and U.S. Catastrophe Services. In addition, our Latin America/Caribbean operations provide affinity claims management.

EMEA/AP.  The EMEA/AP segment accounted for 30.1% of the Company's revenues before reimbursements in 2014. The Company’s EMEA/AP revenues are derived primarily from the insurance company and third-party administration markets. Revenues within EMEA/AP are reported for three regions: the U.K.; Continental Europe, the Middle East and Africa (“CEMEA”); and Asia-Pacific. The major elements of EMEA/AP claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. Claims Services. The segment also derives revenues from third-party administration services provided under the Broadspire brand throughout EMEA/AP.

On December 1, 2014, we acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a loss adjusting and claims management provider headquartered in the U.K. which will report through our EMEA/AP segment. The acquisition is currently being reviewed by the CMA as a part of its routine acquisition review process, and we cannot begin the integration process until this review is completed. Although we currently expect that this review will be concluded during the first half of 2015, no assurances of the timing, or any material conditions being placed on this approval can be provided. For additional information on this acquisition, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Overview."

BROADSPIRE.  The Broadspire segment, which operates in the U.S., accounted for 23.5% of the Company's revenues before reimbursements in 2014. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies, offering a comprehensive, integrated platform of workers’ compensation and liability claims management as well as medical management services in the U.S. Major risk categories serviced by the Broadspire segment are:

•	Workers' Compensation — claims arising under state and federal workers' compensation laws.

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability.

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability.

Through the Broadspire segment, the Company provides a complete range of claims and risk management services to clients in the self-insured or commercially insured marketplace. In addition to field investigation and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation and Liability Claims Management; Medical Management; and Risk Management Information Services.

•	The Workers' Compensation and Liability Claims Management service line offers a comprehensive, integrated approach to workers' compensation and liability claims management.

•
The Medical Management service line offers case managers who proactively manage medical treatment while facilitating an understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in a cost-effective method.

•
Risk Management Information Services are provided through Risk Sciences Group, Inc. (“RSG”), a wholly-owned subsidiary of the Company. RSG is a leading risk management information systems software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers.

LEGAL SETTLEMENT ADMINISTRATION.  The Legal Settlement Administration segment accounted for 14.9% of the Company's revenues before reimbursements in 2014. The segment provides legal settlement administration services related to securities, product liability, and other class action settlements, as well as bankruptcies. These services include identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are generally referred to by the Company as class action services and are performed by The Garden City Group, Inc. (“GCG”), a wholly-owned subsidiary of the Company. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers solutions in three core areas:

•	Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants to expedite high-volume class action settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy under Chapter 11.

•	GCG Communications — legal notice programs for successful case administration.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2014	2013	2012
Americas	31.5%	29.4%	28.4%
EMEA/AP	30.1%	30.1%	31.2%
Broadspire	23.5%	21.7%	20.3%
Legal Settlement Administration	14.9%	18.8%	20.1%
	100.0%	100.0%	100.0%

Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2014, 2013, and 2012 consolidated financial statements include the financial position of such operations as of October 31, 2014 and 2013, respectively, and the results of such operations and cash flows for the fiscal periods ended October 31, 2014, 2013, and 2012, respectively. As discussed below in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17, "Subsequent Events," to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the results of operations and cash flows from the date of acquisition and the balance sheet impact from the acquisition of GAB Robins are excluded, as the acquisition closed after the October 31, 2014 fiscal year end of our U.K. subsidiary through which GAB Robins will report.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under U.S. generally accepted accounting principles (“GAAP”), these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income or operating earnings, management does not believe it is informative or beneficial to include these amounts in expenses and revenues, respectively. As a result, unless otherwise indicated, revenue amounts on a consolidated basis and for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying consolidated financial statements.

Additional financial information regarding each of the Company's segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 13, “Segment and Geographic Information,” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

Revenues and operating earnings from the Legal Settlement Administration operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. During the year ended December 31, 2012, the Company's previously disclosed special projects, the Deepwater Horizon class action settlement and the Gulf Coast Claims Facility ("GCCF") projects, together accounted for more than 10% of the Company's consolidated revenues. During the years ended December 31, 2014 and 2013, Legal Settlement Administration continued to derive more than 10% of its revenues from each of the Deepwater Horizon class action settlement projects and from another non-Gulf related class action settlement project. The revenues from each of these projects were individually less than 10% of our consolidated revenues in each of 2014 and 2013. The projects continue to wind down, and we expect these revenues, and related operating earnings, to be at a reduced rate in all future periods as compared to 2014.

In addition, in each of the years ended December 31, 2014, 2013, and 2012, the Company's EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our revenues on a consolidated basis. The services provided to this customer vary on a country-by-country basis and are covered by the terms of multiple contractual arrangements. In the event we are not able to replace any lost revenues from this customer with revenues from another source, we believe that loss of revenues from this customer could result in materially lower revenues and operating earnings within the EMEA/AP segment, and possibly for the Company as a whole.

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

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

The Company competes with a substantial number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company’s or may, in certain markets, have local knowledge which provides them a competitive advantage. The Company does not believe that these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and geographically dispersed offices provide the Company with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

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

EMPLOYEES

At December 31, 2014, the total number of full-time equivalent employees ("FTEs") was 8,841. In addition, the Company also from time to time uses the resources of a significant number of available temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions from their existing positions. The Company generally considers its relations with its employees to be good.

BACKLOG

Backlog is not meaningful other than in our Legal Settlement Administration segment. At December 31, 2014 and 2013, our Legal Settlement Administration segment had an estimated revenue backlog related to projects awarded totaling approximately $102 million and $108 million, respectively. Additional information regarding this backlog is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Legal Settlement Administration.”

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

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below, together with the other information contained or incorporated by reference in this Annual Report on Form 10-K and in our other filings with the SEC from time to time when evaluating our business and prospects. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our financial condition or results of operations.

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

•	we cannot predict the length or timing of any insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates, which are not subject to accurate forecasting, in the U.S. could impact the number of total claims;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of cases for us, are also generally not subject to accurate forecasting;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

If our case volume referrals decline for any of the foregoing, or any other reason, our revenues may decline, which could materially adversely affect our financial condition and results of operations.

In recent periods, we have derived a material amount of our revenues from a limited number of clients and projects. If we are not able to replace reduced revenues from these clients and projects, our financial condition and results of operations could be materially adversely affected.

For the years ended December 31, 2014 and 2013, our Legal Settlement Administration segment derived more than 10% of its revenues from each of the Deepwater Horizon class action settlement projects and from another non-Gulf related class action settlement project. For the year ended December 31, 2012, we derived in excess of 10% of our consolidated revenues from the combination of the Deepwater Horizon class action settlement and the GCCF projects. Although we continued to earn revenues from these projects in 2014, these revenues, and related operating earnings, were at a reduced rate as compared to 2013. The projects continue to wind down, and we expect these revenues, and related operating earnings, to be at a reduced rate in all future periods as compared to 2014.

In addition, in each of the years ended December 31, 2014, 2013 and 2012, our EMEA/AP segment derived a material amount of its revenue from a single customer, but this customer did not account for in excess of 10% of our consolidated revenues. The services provided to this customer vary on a country-by-country basis and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are unable to replace the reduced revenues from these limited projects and customers with revenues from new projects and customers within these or other segments, as the case may be, our consolidated revenues and operating earnings would be further reduced, possibly materially, which could materially adversely affect our financial condition and results of operations.

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

We currently utilize multiple software platforms to support our service offerings. We believe certain of these software platforms distinguish our service offerings from our competitors. The failure of one or more of our software platforms to function properly, or the failure of these platforms to remain competitive, could materially adversely affect our business, results of operations, and financial condition.

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

We completed the acquisition of GAB Robins in December 2014. The acquisition is currently being reviewed by the United Kingdom Competition & Markets Authority ("CMA"). We cannot begin the integration process until this review is completed, and any delay or restriction on our ability to integrate GAB Robins could materially adversely affect our business and results of operations.

We completed the acquisition of GAB Robins in December 2014. The acquisition is currently being reviewed by the CMA as a part of its routine acquisition review process, and we cannot begin the integration process until this review is completed. Although we currently expect that this review will be concluded during the first half of 2015, no assurances of the timing, or any material conditions being placed on this approval can be provided. The success of the GAB Robins acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating GAB Robins on a timely basis. The integration process may be complex, costly and time-consuming. We expect to record special charges of approximately $7 million in 2015 related to these efforts. Difficulties of integrating the operations of the GAB Robins business could include, among others:

•	lack of approval by the CMA allowing us to integrate the businesses in their current form;

•	delays in the timing of receiving CMA approval;

•	failure to implement our business plan for the combined business on a timely basis or at current expected cost levels;

•	unanticipated issues in integrating information, communications, and other systems;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses, and liabilities.

Although we currently expect to receive the approval of the CMA without material conditions, it is possible there could be material conditions or delays that impact our inability to integrate GAB Robins. For these or any other reasons, we may not accomplish the integration of GAB Robins business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the approval and integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the GAB Robins acquisition and could materially adversely affect our business and results of operations.

We recently announced the establishment of a Global Business Services Center (the “Center”) in Manila, Philippines. If we are unable to timely and cost effectively complete and ramp up operations at the Center, or fail to achieve the expected operational synergies therefrom on a timely basis or at all, our results of operations and financial condition may be materially adversely affected.

On January 22, 2015, we announced the establishment of a wholly-owned global business services center (the "Center") in Manila, Philippines. The Center provides us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Center, which is expected to be phased in through 2018, is expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. Operations in the Center are expected to deliver cumulative expense savings of approximately $60 million through 2019 and annual cost savings of approximately $20 million per year thereafter. To achieve these savings, we expect to record charges totaling approximately $20 million through 2018. An initial estimated charge of approximately $9 million is expected to be incurred in 2015, which is expected to be partially offset by initial savings in 2015 of approximately $2 million.

We may not be able to have the Center fully staffed and operational on a timely basis, or at presently anticipated costs. In addition, our anticipated efficiencies and future estimated cost savings are based on several assumptions that may prove to be inaccurate, and, as a result, there can be no assurance that we will realize these efficiencies and cost savings in the expected time line or at all. Our inability to have the Center staffed and operational within our presently anticipated timeframe or at presently anticipated costs, or our failure or delays in achieving projected levels of efficiencies and cost savings from such measures, or any unanticipated inefficiencies resulting from establishing the Center, could materially adversely affect our results of operations and financial condition.

Control by a principal shareholder could adversely affect our other shareholders.

As of December 31, 2014, Jesse C. Crawford, a member of our Board of Directors, beneficially owned approximately 52% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2014, Mr. Crawford also beneficially owned approximately 39% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, our other shareholders.

We are subject to insurance underwriting market cycle risks. We may not be able to identify new revenue sources not directly tied to this cycle and, in that event, would remain subject to its risks.

Although the insurance industry underwriting cycle has been characterized in recent years as soft, the property-casualty underwriting cycle remains volatile and could rapidly transition to a harder market due to certain factors such as the occurrence of significant catastrophic losses or the performance of capital markets. In softer insurance markets, insurance premiums and deductible levels are generally in decline and industry-wide claim volumes generally increase, which should increase claim referrals to us, provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets and catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, increased excluded coverages, increased reservation of rights letters, and more unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we can offset the decline in claim referrals with growth in our market share.

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

International operations also subject us to numerous additional laws and regulations that are in addition to, or may be different from, those affecting U.S. businesses, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anti-corruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could inadvertently or intentionally take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Our failure to compete effectively may adversely affect us.

The claims management services market, both in the U.S. and internationally, is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and associated workplace injury rates. We are also impacted by decisions insurance companies and self-insured entities may make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. Accordingly, we are limited in our ability to predict case volumes and, consequently, our revenues, in any period. Our ability to retain clients and maintain and increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts. In addition, the goodwill and intangible assets in each of our segments are exposed to potential impairment if we are unable to effectively compete or our financial results are otherwise materially negatively impacted. In particular, we believe $12.9 million of goodwill in the Americas segment and $72.1 million of goodwill in the EMEA/AP segment are most exposed to potential impairments. We intend to continue to monitor the performance of the Americas and EMEA/AP segments. Should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis.

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

In the normal course of the claims administration services business, we are named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement of claims. Additionally, our clients have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions on our part or on the part of our agents or our employees in rendering services to clients. There can be no assurance that additional lawsuits will not be filed against us. There also can be no assurance that any such lawsuits will not have a disruptive impact upon the operation of our business, that the defense of the lawsuits will not consume the time and attention of our senior management and financial resources or that the resolution of any such litigation will not have a material adverse effect on our business, financial condition and results of operations.

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") and our U.K. defined benefit pension plans (the "U.K. Plans") are underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan, the U.K Plans, and our other international defined benefit pension plans, the projected benefit obligations for these specific plans were underfunded by $142.3 million. In recent years we have been required to make significant contributions to these plans. The Highway Transportation Funding Act of 2014 ("HAFTA") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, and no contributions are required in fiscal 2015. Required contributions are anticipated in future years as the impact of the HATFA funding reform is phased out. As such, Crawford plans to contribute $9.0 million per annum to the U.S. Plan for the next four fiscal years to improve the funded status of the plan and minimize future required contributions. In addition, regulatory requirements in the U.K. require us to make additional contributions to our underfunded U.K. Plans. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

While we intend to comply with our future funding requirements through the use of cash from operations, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, proceeds from debt or equity financings, or asset sales. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2014, the Company owned an office in Kitchener, Ontario and an additional office location in Stockport, England. As of December 31, 2014, the Company leased approximately 350 other office locations for use by the Company of one or more of its segments under various leases with varying terms. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Company is named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have, in the past, brought and may, in the future bring, claims for indemnification on the basis of alleged actions on the part of the Company, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is responsible for the deductibles and self-insured retentions under its various insurance coverages. In the opinion of the Company, adequate reserves have been provided for such known risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

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

2014	First	Second	Third	Fourth
CRDA — High	$9.45	$9.83	$8.74	$9.00
CRDA — Low	$6.99	$8.05	$7.74	$7.75
CRDB — High	$10.91	$12.12	$10.86	$10.86
CRDB — Low	$7.88	$9.57	$8.25	$8.12

2013	First	Second	Third	Fourth
CRDA — High	$5.91	$5.59	$7.44	$8.33
CRDA — Low	$4.72	$4.82	$5.04	$7.00
CRDB — High	$8.37	$8.02	$9.86	$11.26
CRDB — Low	$6.66	$5.62	$5.71	$8.60

During the year ended December 31, 2014, we declared and paid cash dividends totaling $0.24 per share and $0.18 per share on CRDA and CRDB, respectively. During the year ended December 31, 2013, we declared and paid cash dividends totaling $0.18 per share and $0.14 per share on CRDA and CRDB, respectively. In addition, during the quarter ending March 31, 2015, we declared cash dividends of $0.07 per share on CRDA and $0.05 per share on CRDB, which dividends are payable on March 25, 2015 to shareholders of record at the close of business on March 10, 2015.

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

The number of record holders of the Company’s stock as of December 31, 2014: CRDA — 2,856 and CRDB — 490.

Effective August 16, 2014, the Company's then-existing repurchase authorization (the "2012 Repurchase Authorization") was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

Through December 31, 2014, the Company had repurchased 27,000 shares of CRDA and 0 shares of CRDB under the 2014 Repurchase Authorization. The table below sets forth the repurchases of CRDA and CRDB by the Company under the 2014 Repurchase Authorization during the three months ended December 31, 2014. From the original 2012 Repurchase Authorization in May 2012 through December 31, 2014, the Company has reacquired 1,571,527 shares of CRDA and 7,000 shares of CRDB at an average cost of $6.26 and $3.83 per share, respectively. As of December 31, 2014, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,973,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of September 30, 2014				2,000,000
October 1, 2014 - October 31, 2014
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of October 31, 2014				2,000,000
November 1, 2014 - November 30, 2014
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of November 30, 2014				2,000,000
December 1, 2014 - December 31, 2014
CRDA	27,000	$8.64	27,000
CRDB	—	$—	—
Totals as of December 31, 2014	27,000		27,000	1,973,000

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31,	2014	2013	2012	2011	2010
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,142,851	$1,163,445	$1,176,717	$1,125,355	$1,030,417
Reimbursements	74,112	89,985	89,421	86,007	80,384
Total Revenues	1,216,963	1,253,430	1,266,138	1,211,362	1,110,801
Total Costs of Services	914,814	936,427	936,059	917,929	839,247
Americas Operating Earnings (1)	23,663	18,532	11,878	20,007	20,748
EMEA/AP Operating Earnings (1)	19,720	32,158	48,481	28,096	24,828
Broadspire Operating Earnings (Loss) (1)	15,469	8,245	21	(11,417)	(11,712)
Legal Settlement Administration Operating Earnings (1)	22,849	46,752	60,284	51,307	47,661
Unallocated Corporate and Shared Costs and Credits, Net	(8,582)	(10,829)	(10,504)	(9,403)	(5,841)
Goodwill and Intangible Asset Impairment Charges	—	—	—	—	(10,788)
Net Corporate Interest Expense	(6,031)	(6,423)	(8,607)	(15,911)	(15,002)
Stock Option Expense	(859)	(948)	(408)	(450)	(761)
Amortization of Customer-Relationship Intangible Assets	(6,341)	(6,385)	(6,373)	(6,177)	(5,995)
Special (Charges) and Credits, Net	—	—	(11,332)	2,379	(4,650)
Income Taxes	(28,780)	(29,766)	(33,686)	(12,739)	(9,712)
Net Income Attributable to Noncontrolling Interests	(484)	(358)	(866)	(288)	(448)
Net Income Attributable to Shareholders of Crawford & Company	$30,624	$50,978	$48,888	$45,404	$28,328
Earnings Per CRDB Share (2):
Basic	$0.52	$0.91	$0.88	$0.84	$0.54
Diluted	$0.52	$0.90	$0.87	$0.83	$0.53
Current Assets	$367,583	$369,681	$386,765	$369,549	$379,405
Total Assets	$789,319	$790,058	$847,415	$818,477	$820,674
Current Liabilities	$259,559	$317,393	$318,174	$286,749	$296,841
Long-Term Debt, Less Current Installments	$154,046	$101,770	$152,293	$211,983	$220,437
Total Debt	$156,811	$137,645	$166,406	$214,187	$223,328
Shareholders’ Investment Attributable to Shareholders of Crawford & Company	$172,937	$199,805	$136,199	$133,472	$89,516
Total Capital	$329,748	$337,450	$302,605	$347,659	$312,844
Current Ratio	1.4:1	1.2:1	1.2:1	1.3:1	1.3:1
Total Debt to Total Capital Ratio	47.6%	40.8%	55.0%	61.6%	71.4%
Return on Average Shareholders’ Investment	16.4%	30.3%	36.3%	40.7%	38.8%
Cash Provided by Operating Activities	$6,606	$77,844	$92,853	$36,676	$26,167
Cash Used in Investing Activities	$(31,767)	$(33,528)	$(33,803)	$(34,933)	$(42,531)
Cash Provided By (Used in) Financing Activities	$4,532	$(39,132)	$(64,918)	$(17,964)	$39,520
Shareholders’ Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$3.11	$3.60	$2.48	$2.46	$1.68
Cash Dividends Per Share:
CRDA	$0.24	$0.18	$0.20	$0.10	$—
CRDB	$0.18	$0.14	$0.16	$0.08	$—
Weighted-Average Shares and Share-Equivalents:
Basic	54,927	54,543	54,229	53,517	52,664
Diluted	55,673	55,545	54,965	54,246	53,234

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

(2)
The Company computes earnings per share of CRDA and CRDB using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. Unless otherwise indicated, references to earnings per share refer to CRDB, which is a more dilutive presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. As described in Note 1, “Significant Accounting and Reporting Policies,” of those accompanying audited consolidated financial statements, financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2014, 2013, and 2012 consolidated financial statements include the financial position of such operations as of October 31, 2014 and 2013, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2014, 2013 and 2012, respectively. Thus, the results of operations and cash flows from the date of acquisition and the balance sheet impact from the GAB Robins acquisition discussed below are excluded from our consolidated financial statements as of and for the year ended December 31, 2014.

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

Insurance companies, which represent the major source of our global revenues, customarily manage their own claims administration function but often rely on third parties for certain services which we provide, primarily field investigation and the evaluation of property and casualty insurance claims. We are also experiencing increased utilization by insurance companies of the managed repair network provided by our Contractor Connection division.

Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and trust fund administration to pay their claims.

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

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

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

In 2014, we entered into a number of significant transactions in furtherance of our business strategy. On July 15, 2014 we acquired 100% of the capital stock of Buckley Scott Holdings Limited ("Buckley Scott"), a U.K. based international construction and engineering adjusting firm, for $3.8 million, plus a potential future earnout payment. The acquisition of Buckley Scott is expected to enable us to significantly expand our construction and engineering capabilities in the U.K. and elsewhere. The results of operations of Buckley Scott, which are not material to our consolidated results of operations, are reported in our EMEA/AP segment, and have been included in our consolidated results of operations since the acquisition date.

On December 1, 2014, we borrowed $78.4 million under our Credit Facility to acquire 100% of the capital stock of GAB Robins, a loss adjusting and claims management provider headquartered in the U.K. which will report through our EMEA/AP segment. The acquisition is currently being reviewed by the CMA as a part of its routine acquisition review process, and we cannot begin the integration process until this review is completed. Although we currently expect that this review will be concluded during the first half of 2015, no assurances of the timing, or any material conditions being placed on this approval can be provided. The success of the GAB Robins acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating GAB Robins on a timely basis. The integration process may be complex, costly and time-consuming. We expect to record special charges of approximately $7 million in 2015 related to these efforts. Because the financial results of certain of our international subsidiaries, including those in the U.K. through which GAB Robins will report, are included in our consolidated financial statements on a two-month delayed basis as described above, the results of GAB Robins' business since the acquisition date have not been included in our consolidated results of operations. In addition, the Credit Facility borrowings used to complete the GAB Robins acquisition are not included in outstanding borrowings on our Consolidated Balance Sheet at December 31, 2014, because the U.K.-based borrowing entity has an October 31 fiscal year end, and the balance sheet of that entity was consolidated as of October 31, 2014.

On January 22, 2015, we announced the establishment of a wholly-owned global business services center (the "Center") in Manila, Philippines. The Center provides us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Center, which is expected to be phased in through 2018, is expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. Operations in the Center are expected to deliver cumulative expense savings of approximately $60 million through 2019 and annual cost savings of approximately $20 million per year thereafter. To achieve these savings, we expect to record charges totaling approximately $20 million through 2018. An initial estimated charge of approximately $9 million is expected to be incurred in 2015, which is expected to be partially offset by initial savings in 2015 of approximately $2 million. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Center, or to achieve expected cost savings on a timely basis, or at all.

Results of Operations

Executive Summary

Net income attributable to Crawford & Company was $30.6 million in 2014, compared with net income of $51.0 million in 2013 and $48.9 million in 2012.

There were no special charges or credits in 2014 or 2013. During 2012, the Company recorded pretax special charges of $11.3 million, consisting of $1.2 million for severance costs, $0.6 million for retention bonuses, $0.8 million for temporary labor costs, and $0.1 million for other expenses for a project to outsource certain aspects of our U.S. technology infrastructure; $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses; and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) improved in our Americas and Broadspire segments from 2012 to 2013 and from 2013 to 2014, while we experienced expected declines in our EMEA/AP and Legal Settlement Administration segments in those periods.

In the Americas segment, operating earnings improved from 2013 to 2014 due to continued growth in our U.S. Contractor Connection managed repair network, and higher revenues and operating earnings in Canada due to the impact of case volume increases resulting from business growth in 2014 from both insurer markets and our expanding Canadian Contractor Connection managed repair network. These increases were partially offset by the absence of weather related cases in the U.S. and cases from flood losses in Ontario, Canada in 2013. Also reducing the 2014 increase in operating earnings was a $2.3 million gain from the sale of the rights to a customer contract in Latin America in 2013, compared to a $0.4 million gain from the contingent consideration provision of the same agreement during 2014.

Broadspire's operating earnings improved each year from 2012 to 2014. The improvements were due to higher revenues from both new and existing clients, and improved control over operating expenses. The results for 2013 also included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims.

As expected, both EMEA A/P and Legal Settlement Administration's operating earnings declined in 2014 compared to 2013, reflecting the expected decline in revenues from certain special projects. EMEA A/P's handling of cases resulting from the 2011 Thailand flooding was substantially completed during 2013, while Legal Settlement Administration had lower revenues in 2014 from the Deepwater Horizon class action settlement project and another non-Gulf related special project, compared with 2013. Operating earnings were higher in both 2013 and 2012, compared with 2014, in both segments due to these special projects.

Compared with 2013, our consolidated revenues before reimbursements were 1.8% lower in 2014 due primarily to lower revenues from the special projects in EMEA/AP and Legal Settlement Administration, partially offset by improvements in our U.S. Contractor Connection managed repair network, the Canadian operations in our Americas segment, and in our Broadspire segment. The special projects in Legal Settlement Administration continued to wind down and we expect these revenues, and related operating earnings, to be at a reduced rate in all future periods as compared to 2014.

"Other income" includes dividend income from our unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the year ended December 31, 2014 was an $0.8 million gain from the sale of our interest in the former corporate headquarters property sold in 2006 and a $0.4 million gain from the contingent consideration provision of a 2013 agreement selling certain rights to a customer contract in Latin America. We have no further investment interest in the former corporate headquarters property. Included in "Other income" for the year ended December 31, 2013 was a $2.3 million gain from the sale of the rights to the above-described customer contract. Except for the gain from the sale of our interest in the former corporate headquarters property, which is included in "Unallocated corporate shared costs and credits," all of these amounts are included in the Americas segment operating earnings.

Selling, general and administrative ("SG&A") expenses were 2.4% higher in 2014 than in 2013 and 1.7% higher in 2013 than in 2012. The increase in 2014 was due to an increase in acquisition-related costs, professional fees and self-insurance expense, partially offset by a decrease in short-term and long-term incentive compensation costs. The increase in 2013 was due to an increase in professional fees.

Segment Operating Earnings of our Operating Segments

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests.

For most of our international operations, including our EMEA/AP, Canadian and Latin American operations, and for Legal Settlement Administration, most administrative functions, such as finance, human resources, information technology, quality and compliance, are embedded in those locations and are considered direct costs of those operations. For our domestic operations (primarily Broadspire and U.S. Claims Services within the Americas segment), we have a centralized shared-services arrangement for most of these administrative functions, and we allocate the costs of those services to the segments as indirect costs based on usage. Although some of the administrative services in our shared-services center benefit, and are allocated to, more than one of our operating segments, the majority of these shared services are allocated to Broadspire and U.S. Claims Services within the Americas segment.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, and special charges and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

Segment Expenses

Our discussion and analysis of segment operating expenses is comprised of two components. "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor". Beginning in 2014, we combined non-employee labor (outsourced service providers) with direct compensation and fringe benefits. We believe this presentation better reflects the total direct labor costs necessary to provide our services. The results of prior periods have been revised to conform to the current presentation.

“Direct Compensation, Fringe Benefits & Non-Employee Labor” includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. In our EMEA/AP and Legal Settlement Administration segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct operating costs of those locations. Likewise, in the Americas segment, administrative costs for Canada, Latin America and the Caribbean operations are embedded in those locations and are considered direct operating costs. In our U.S. Claims Services and Broadspire operations, certain administrative functions are performed by centralized headquarters staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor". Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.

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

Operating results for our segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company, are as shown in the following table.

				% Change From Prior Year
Year Ended December 31,	2014	2013	2012	2014	2013
	(In thousands, except percentages)
Revenues Before Reimbursements:
Americas	$359,319	$342,240	$334,431	5.0%	2.3%
EMEA/AP	344,350	350,164	366,718	(1.7)%	(4.5)%
Broadspire	268,890	252,242	238,960	6.6%	5.6%
Legal Settlement Administration	170,292	218,799	236,608	(22.2)%	(7.5)%
Total, before reimbursements	1,142,851	1,163,445	1,176,717	(1.8)%	(1.1)%
Reimbursements	74,112	89,985	89,421	(17.6)%	0.6%
Total Revenues	$1,216,963	$1,253,430	$1,266,138	(2.9)%	(1.0)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$236,283	$230,651	$231,812	2.4%	(0.5)%
% of related revenues before reimbursements	65.8%	67.4%	69.3%
EMEA/AP	237,661	234,775	230,227	1.2%	2.0%
% of related revenues before reimbursements	69.0%	67.0%	62.8%
Broadspire	149,353	142,937	139,042	4.5%	2.8%
% of related revenues before reimbursements	55.5%	56.7%	58.2%
Legal Settlement Administration	117,625	142,961	151,315	(17.7)%	(5.5)%
% of related revenues before reimbursements	69.1%	65.3%	64.0%
Total	$740,922	$751,324	$752,396	(1.4)%	(0.1)%
% of Revenues before reimbursements	64.8%	64.6%	63.9%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$99,373	$93,057	$90,741	6.8%	2.6%
% of related revenues before reimbursements	27.8%	27.2%	27.1%
EMEA/AP	86,969	83,231	88,010	4.5%	(5.4)%
% of related revenues before reimbursements	25.3%	23.8%	24.0%
Broadspire	104,068	101,060	99,897	3.0%	1.2%
% of related revenues before reimbursements	38.7%	40.1%	41.8%
Legal Settlement Administration	29,818	29,086	25,009	2.5%	16.3%
% of related revenues before reimbursements	17.5%	13.2%	10.5%
Total, before reimbursements	320,228	306,434	303,657	4.5%	0.9%
% of Revenues before reimbursements	28.0%	26.3%	25.8%
Reimbursements	74,112	89,985	89,421	(17.6)%	0.6%
Total	$394,340	$396,419	$393,078	(0.5)%	0.8%
% of Revenues	32.4%	31.6%	31.0%
Segment Operating Earnings:
Americas	$23,663	$18,532	$11,878	27.7%	56.0%
% of related revenues before reimbursements	6.6%	5.4%	3.6%
EMEA/AP	19,720	32,158	48,481	(38.7)%	(33.7)%
% of related revenues before reimbursements	5.7%	9.2%	13.2%
Broadspire	15,469	8,245	21	87.6%	nm
% of related revenues before reimbursements	5.8%	3.3%	—%
Legal Settlement Administration	22,849	46,752	60,284	(51.1)%	(22.4)%
% of related revenues before reimbursements	13.4%	21.4%	25.5%
Deduct:
Unallocated corporate and shared costs and credits	(8,582)	(10,829)	(10,504)	(20.7)%	3.1%
Net corporate interest expense	(6,031)	(6,423)	(8,607)	(6.1)%	(25.4)%
Stock option expense	(859)	(948)	(408)	(9.4)%	132.4%
Amortization of customer-relationship intangible assets	(6,341)	(6,385)	(6,373)	(0.7)%	0.2%
Special charges and credits	—	—	(11,332)	nm	nm
Income Before Income Taxes	59,888	81,102	83,440	(26.2)%	(2.8)%
Income taxes	(28,780)	(29,766)	(33,686)	(3.3)%	(11.6)%
Net Income	31,108	51,336	49,754	(39.4)%	3.2%
Net income attributable to noncontrolling interests	(484)	(358)	(866)	35.2%	(58.7)%
Net Income Attributable to Shareholders of Crawford & Company	$30,624	$50,978	$48,888	(39.9)%	4.3%
_________________
nm = not meaningful

YEAR ENDED DECEMBER 31, 2014 COMPARED WITH YEAR ENDED DECEMBER 31, 2013

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment increased from $18.5 million in 2013 to $23.7 million in 2014, representing an operating margin of 6.6% in 2014 compared with 5.4% in 2013. Operating earnings improved 27.7% from 2013 to 2014 due to continued growth in our U.S. Contractor Connection managed repair network, and higher revenues and operating earnings in Canada due to the impact of case volume increases resulting from business growth in 2014 from both insurer markets and our expanding Canadian Contractor Connection managed repair network. These increases were partially offset by the absence of weather related cases in the U.S. from superstorm Sandy and cases from flood losses in Ontario, Canada in 2013. Also reducing the 2014 increase in operating earnings was a $2.3 million gain from the sale of the rights to a customer contract in Latin America in 2013, compared to a $0.4 million gain from the contingent consideration provision of the same agreement during 2014.

Revenues before Reimbursements

Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2014	2013	Variance
	(In thousands)
U.S. Claims Field Operations	$95,859	$103,594	(7.5)%
U.S. Technical Services	24,822	28,209	(12.0)%
U.S. Catastrophe Services	44,188	36,067	22.5%
Subtotal U.S. Claims Services	164,869	167,870	(1.8)%
U.S. Contractor Connection	50,517	36,046	40.1%
Subtotal U.S. Property & Casualty	215,386	203,916	5.6%
Canada—all service lines	129,246	122,748	5.3%
Latin America/Caribbean—all service lines	14,687	15,576	(5.7)%
Total Revenues before Reimbursements	$359,319	$342,240	5.0%

For the year ended December 31, 2014 compared with the year ended December 31, 2013, revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 9.7% during this period. The U.S. dollar strengthened against most foreign currencies in the segment, decreasing revenues before reimbursements by $10.2 million, or 3.0% of segment revenues, from 2013 to 2014. In addition, an overall unfavorable change in the mix of services provided and in the rates charged for those services also decreased revenues by approximately 1.7% in 2014 compared with 2013.

The decline in revenues in U.S. Claims Services primarily resulted from a lack of major weather-related events in 2014 and a reduction in workers' compensation cases (which are now handled solely by our Broadspire segment), partially offset by increased revenues in our U.S. Catastrophe Services service line from an outsourcing project for a major U.S. insurance carrier. The overall decline in U.S. Claims Services revenue was offset by increases in revenues from U.S. Contractor Connection. U.S. Contractor Connection revenues increased due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks. U.S. Contractor Connection revenues were also positively impacted by a price increase that was effective on July 1, 2013, which is reflected in all of 2014.

The revenue increase in Canada was primarily due to an increase in cases received from both new and existing clients, market share increases in 2014, and growth in Canada's Contractor Connection service line. There was also an increase in desk-adjusted case assignments in both corporate self-insured and insurer markets in the current year.

The decrease in revenues in Latin America and the Caribbean in 2014 compared with 2013 was primarily due to the change in the mix of services provided and amounts charged for those services in Brazil. The growth in cases received in Brazil in 2014 was primarily due to increases in high-frequency, low-complexity automotive and property cases, which resulted in a reduced average fee per case within the region compared to the prior year.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $17.5 million in 2014, decreasing from $19.8 million in 2013. The decrease in 2014 was due primarily to an outsourcing project in U.S. Claims Services in 2014, which does not have reimbursed expenses, and also to higher expenses incurred in 2013 related to handling superstorm Sandy cases.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
U.S. Claims Field Operations	216,341	199,259	8.6%
U.S. Technical Services	5,751	6,458	(10.9)%
U.S. Catastrophe Services	25,360	36,134	(29.8)%
Subtotal U.S. Claims Services	247,452	241,851	2.3%
U.S. Contractor Connection	184,738	168,671	9.5%
Subtotal U.S. Property & Casualty	432,190	410,522	5.3%
Canada—all service lines	184,304	147,233	25.2%
Latin America/Caribbean—all service lines	71,728	69,568	3.1%
Total Americas Cases Received	688,222	627,323	9.7%

The 2014 increase in U.S. Claims Services cases was primarily due to an increase in high-frequency, low-complexity affinity cases, which more than offset the reduction in weather-related cases and the internal transfer of workers' compensation cases. The previously described 2014 outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there are no associated case volumes referred to the Company in 2014 for these revenues. The 2014 increase in U.S. Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend in the insurance industry of shifting to managed repair networks as an alternative property claims solution for high-frequency, low-complexity property cases, which we expect to continue for the foreseeable future. The increases in high-frequency, low-complexity automotive, property, and affinity cases resulted in a reduced average fee per case within the region compared to 2013.

The 2014 increase in cases in Canada was primarily due to increases in high-frequency, low-complexity automotive and affinity cases. Canada also experienced an increase in market share compared with the prior year, significant growth in its Contractor Connection business, and growth in its desk-adjusted case assignments in both corporate self-insured and insurer markets.

The 2014 increase in cases in Latin America and the Caribbean were primarily due to increases in high-frequency, low-complexity automotive and property cases from both new and existing clients in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 65.8% for 2014 and 67.4% for 2013. The decrease was due to improved staff utilization.

The dollar amount of these expenses increased from $230.7 million in 2013 to $236.3 million in 2014. There was an average of 2,760 FTEs (including 317 catastrophe adjusters) in 2014 compared with an average of 2,675 FTEs (including 197 catastrophe adjusters) in 2013. The increase in expenses and FTEs in 2014 was due to revenue growth in U.S. Contractor Connection and Canada, expansion of our Specialty Markets service line, and the outsourcing project discussed above.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Americas expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $93.1 million in 2013 to $99.4 million in 2014, primarily due to $4.1 million in increased allocation of centralized administrative costs, amortization for internally developed software and self-insured professional liability expenses. In addition, 2013 expense included a $2.3 million gain from the sale of the rights to a customer contract in Latin America in this category, which reduced net expenses by this amount, compared to a $0.4 million gain in 2014. The remaining increase was due to the continued investment in the start-up operations of our Specialty Markets service line, and increases in U.S. Contractor Connection and Canada due to the growth in revenues.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings decreased to $19.7 million in 2014, a decrease of 38.7% from 2013 operating earnings of $32.2 million. The operating margin decreased from 9.2% in 2013 to 5.7% in 2014. The decline in operating earnings was principally due to increased expenses in 2014 related to the continued investment in the start-up operations of our Specialty Markets service line that commenced in the third quarter of 2013. The decline in EMEA/AP operating earnings was also due to the inclusion in 2013 of revenues and operating earnings from the claims handling activity originating from the 2011 Thailand floods, flooding and bush fires in Australia, and a $900,000 performance bonus from a client in CEMEA.

The results for GAB Robins are not included in the EMEA/AP results for the year ended December 31, 2014, as the acquisition occurred after the October 31, 2014 fiscal year end of our U.K. subsidiaries.

Revenues before Reimbursements

EMEA/AP revenues are primarily derived from the property and casualty insurance company and self-insurance markets in Europe, including the U.K., the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand). Revenues before reimbursements by major region were as follows:

Year Ended December 31,	2014	2013	Variance
	(In thousands)
U.K.	$128,561	$119,747	7.4%
CEMEA	111,749	112,374	(0.6)%
Asia-Pacific	104,040	118,043	(11.9)%
Total EMEA/AP Revenues before Reimbursements	$344,350	$350,164	(1.7)%

Revenues before reimbursements from our EMEA/AP segment totaled $344.4 million in 2014, a 1.7% decrease from $350.2 million in 2013. Compared with 2013, the U.S. dollar was slightly weaker in 2014 against most major EMEA/AP currencies, resulting in a positive impact from exchange rate movements of $1.0 million, or 0.3%, of segment revenues from 2013 to 2014.

U.K. revenues increased due to increases in winter weather-related cases, increased revenues from the Specialty Markets service lines, and foreign exchange gains. The decrease in revenues in CEMEA for 2014 compared with 2013 was primarily due to the disposal of our South African subsidiary and the inclusion in 2013 of a $900,000 performance bonus from a client, partially offset by increased business in Scandinavia in 2014.

The lower revenues in Asia-Pacific were associated with an expected decline in fees for the ongoing handling of cases resulting from the 2011 Thailand flooding event. Claims handling associated with the Thailand flooding event was substantially completed during 2013. There was also a decline in revenues in Australia due to flooding and bush fire activity in 2013, partially offset by an increase in weather-related activity in the Philippines in 2014.

EMEA/AP unit volume, measured by cases received, increased 8.1% in 2014 compared with 2013, and increased 9.0% when cases from our South African subsidiary are removed from 2013 for comparison purposes. Revenues decreased by 10.5% from changes in the mix of services provided and in the rates charged for those services, primarily due to the decline in Thailand revenues and the additional high-frequency, low-complexity case volumes in CEMEA, net of an increase in the average fee per case in the U.K. from reduced high-frequency, low-complexity cases received in the period. The disposal of our South African subsidiary reduced revenue by 2.2%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited and the 2014 acquisition of Buckley Scott Holdings Limited increased revenues by 1.7%.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues decreased to $23.0 million in 2014 from $33.4 million in 2013. Reimbursements for out-of-pocket expenses were higher in 2013 because of increased expenses associated with handling the Thailand flood cases.

Case Volume Analysis

EMEA/AP unit volumes by region for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
U.K.	88,061	91,587	(3.8)%
CEMEA	261,344	227,910	14.7%
Asia-Pacific	157,032	149,016	5.4%
Total EMEA/AP Cases Received	506,437	468,513	8.1%

The decrease in cases received in the U.K. was primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases. The increase in CEMEA cases, especially in Sweden, Norway and Spain, was primarily due to expanding insurer contracts. Asia-Pacific overall case volumes increased due to increases in high-frequency, low-complexity motor and property cases in China and Malaysia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of segment revenues before reimbursements, increased to 69.0% in 2014 from 67.0% in 2013. The percentage increase primarily reflected changes in the mix of services provided and lower utilization of our staff after the completion of claims servicing related to the 2011 Thailand floods. The dollar amount of these expenses increased in 2014 by $2.9 million due to continued investment in the start-up operations of our Specialty Markets service line. There was an average of 2,938 EMEA/AP FTEs in 2014, a slight decrease from 3,045 FTEs in 2013 due to a decline in FTEs in the U.K., partially offset by an increase in FTEs in CEMEA and Asia-Pacific.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from 23.8% in 2013 to 25.3% in 2014, and the dollar amount of these expenses increased by $3.7 million, primarily resulting from increased Specialty Market expenses, bad debt expense, and professional fees compared to the prior year.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $15.5 million in 2014, or 5.8% of revenues, compared with operating earnings of $8.2 million in 2013, or 3.3% of revenues. Operating earnings improved from 2013 to 2014 due to higher revenues and improved control over operating expenses. The results for 2013 included a one-time increase in revenues and operating earnings of approximately $3.0 million due to Broadspire being relieved of the obligation to continue to service certain clients' claims under lifetime pricing contracts and the associated release of the remaining deferred revenue for those claims.

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

Year Ended December 31,	2014	2013	Variance
	(In thousands)
Workers' Compensation and Liability Claims Management	$112,334	$107,624	4.4%
Medical Management	140,903	128,802	9.4%
Risk Management Information Services	15,653	15,816	(1.0)%
Total Broadspire Revenues before Reimbursements	$268,890	$252,242	6.6%

Broadspire segment revenues before reimbursements increased 6.6% to $268.9 million in 2014 compared with $252.2 million in 2013. Excluding the $3.0 million one-time benefit in 2013 discussed above, the revenue increase would have been 7.9%. Unit volumes for the Broadspire segment, measured principally by cases received, increased 7.9% from 2013 to 2014. Excluding approximately 5,000 one-time incident reports received from a major client in 2013 for which we received little or no revenue and incurred little or no associated costs, unit volume increased 9.5% for 2014 compared with 2013. After adjusting for the 5,000 incident reports and $3.0 million one-time benefit in 2013 discussed above, Broadspire had a negative price/mix variance of 1.6% in 2014 compared to 2013.

The overall increase in 2014 revenues compared with 2013 was primarily due to organic growth and increased client retention, revenues from new clients, the revenues associated with the transfer of workers' compensation cases from our U.S. Claims Services service line in the Americas segment, and increased medical management services referrals.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $3.9 million in 2014, decreasing slightly from $4.0 million in 2013.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
Workers’ Compensation	179,082	156,742	14.3%
Casualty	72,156	80,457	(10.3)%
Other	109,014	96,762	12.7%
Total Broadspire Cases Received	360,252	333,961	7.9%

The 2014 increase in workers’ compensation cases primarily resulted from new clients and from a transfer of approximately 2,000 workers' compensation cases from our U.S. Claims Services service line in the Americas segment, as all workers' compensation cases in the U.S. are now handled by our Broadspire segment. The decrease in casualty cases in 2014 compared with 2013 was due to a decline of approximately 6,300 cases from two clients that were new in 2013, one of whose cases were expected to decline over time and the other a one-time takeover of cases. Casualty cases in 2013 were also positively impacted by the receipt in 2013 of approximately 5,000 incident reports from a major client for which we received little or no revenue and incurred little or no associated costs. The 2014 increase in other cases was primarily due to increased referrals to our medical management services from both new and existing clients.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, decreased to 55.5% in 2014, compared with 56.7% in 2013. The decline was due to improved employee utilization. Average FTEs totaled 1,693 in 2014, up from 1,595 FTEs in 2013. The increase in employees was due to the increased case volumes.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 38.7% in 2014 from 40.1% in 2013. This decrease is because many of the fixed costs within the segment will not increase proportionately with an increase in revenues. Total 2014 expenses increased by $3.0 million compared with 2013, due to an increase in amortization for internally developed software and other expenses related to the growth in revenues.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

As expected, Legal Settlement Administration revenues in 2014 declined compared with prior year levels primarily because of lower revenues from the Deepwater Horizon class action settlement special project and a few other large projects. The projects continue to wind down, and we expect these revenues, and related operating earnings, to be at a reduced rate in all future periods as compared to 2014.

Operating Earnings

Our Legal Settlement Administration segment reported 2014 operating earnings of $22.8 million, decreasing 51.1% from $46.8 million in 2013, with the related operating margin decreasing from 21.4% in 2013 to 13.4% in 2014. The changes in the operating margin were primarily the result of changes in the mix of services provided.

Revenues before Reimbursements

Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased 22.2% to $170.3 million in 2014, compared with $218.8 million in 2013. Legal Settlement Administration revenues are project-based and can fluctuate significantly due primarily to the timing of projects awarded. The decrease in Legal Settlement Administration revenues was due primarily to the winding down of the special projects discussed above.

At December 31, 2014, we had an estimated revenue backlog related to projects awarded totaling $102.0 million, compared with $108.2 million at December 31, 2013. Of the $102.0 million backlog at December 31, 2014, approximately $88.0 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment which are included in total Company revenues were $29.7 million in 2014, decreasing from $32.7 million in 2013. This decrease was due to a lower volume of case administration work for settlements in the 2014 period. Reimbursable expenses may vary materially from year to year primarily due to the number of mailings each year and the mail method utilized (i.e., express mail versus normal mail delivery).

Transaction Volume

Legal Settlement Administration services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Legal Settlement Administration direct compensation expense, fringe benefits, and non-employee labor, as a percent of segment revenues before reimbursements, increased to 69.1% in 2014 compared with 65.3% in 2013. The amount of related expenses declined to $117.6 million in 2014 compared with $143.0 million in 2013. The decreased amounts were primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. There was an average of 805 FTEs in 2014, compared with an average of 690 in 2013. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased 2.5% to $29.8 million in 2014 from $29.1 million in 2013, and increased as a percent of related segment revenues before reimbursements to 17.5% in 2014 from 13.2% in 2013. The dollar amount of these expenses increased as a result of higher rent expense resulting from additional office space and higher depreciation and amortization expense associated with the purchase of new computer equipment and software. The increase as a percent of revenues before reimbursements was because expenses such as rent and deprecation, included in this category, are more fixed in nature and did not decline as revenues declined. During 2014, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration will not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition.

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012

AMERICAS SEGMENT

Operating Earnings

Operating earnings for our Americas segment increased from $11.9 million in 2012 to $18.5 million in 2013, representing an operating margin of 5.4% in 2013 compared with 3.6% in 2012. Operating earnings improved 56.0% from 2012 to 2013 as a result of our Canadian operations showing marked improvement, primarily due to cases resulting from flood losses. Operating earnings for 2013 were also positively impacted by additional claims handling resulting from superstorm Sandy, continued growth in our U.S. Contractor Connection managed repair network, cost reductions in the U.S. and Canada, and a $2.3 million gain from the sale of the rights to a customer contract in Latin America.

Revenues before Reimbursements

Americas revenues before reimbursements by major service line in the U.S. and by area for other regions were as follows:

Year Ended December 31,	2013	2012	Variance
	(In thousands)
U.S. Claims Field Operations	$103,594	$105,932	(2.2)%
U.S. Technical Services	28,209	29,122	(3.1)%
U.S. Catastrophe Services	36,067	38,504	(6.3)%
Subtotal U.S. Claims Services	167,870	173,558	(3.3)%
U.S. Contractor Connection	36,046	27,470	31.2%
Subtotal U.S. Property & Casualty	203,916	201,028	1.4%
Canada—all service lines	122,748	120,767	1.6%
Latin America/Caribbean—all service lines	15,576	12,636	23.3%
Total Revenues before Reimbursements	$342,240	$334,431	2.3%

For the year ended December 31, 2013 compared with the year ended December 31, 2012, the U.S. dollar strengthened against most foreign currencies in Canada, Latin America and the Caribbean, decreasing revenues before reimbursements by 1.6%. Revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 4.0% during this period. In addition, an overall unfavorable change in the mix of services provided and in the rates charged for those services also decreased revenues by approximately 0.1% in 2013 compared with 2012.

The decline in revenues in U.S. Claims Services primarily resulted from a reduction in major weather-related cases, and an increase in the number of cases that clients insource. The decline in revenues in U.S. Claims Services was mitigated in part by flood losses in Canada that were partially serviced by U.S.-based adjusters, and cases received from superstorm Sandy. The cases received from the Canadian flooding are reported as case volumes in Canada below. Revenues resulting from these cases were split between the U.S. and Canada based on the country from which the adjuster handling the case was based. The overall decline in U.S. Claims Services was offset by increases in revenues from U.S. Contractor Connection. U.S. Contractor Connection revenues increased due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks. U.S. Contractor Connection revenues were also positively impacted by a price increase that was effective on July 1, 2013.

The revenue increase in Canada was primarily due to an increase in cases received from both new and existing clients as a result of the aforementioned flood losses in Ontario, Canada, and other weather related events in British Columbia. The increase in cases received is not directly proportionate to the increase in revenues due to an increase in high-frequency, low-complexity cases, compared to 2012.

Revenues in Latin America and the Caribbean increased approximately 38.0% in local currency. The increase in 2013 was primarily due to an increase in case volume associated with the automotive and marine business lines in Brazil, from both new and existing clients.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Americas segment which are included in total Company revenues were $19.8 million in 2013, increasing from $18.0 million in 2012. The increase in 2013 was due primarily to increased expenses resulting from the increased cases related to the flood losses in Canada.

Case Volume Analysis

Americas unit volumes by underlying case category, as measured by cases received, for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
U.S. Claims Field Operations	199,259	200,175	(0.5)%
U.S. Technical Services	6,458	8,388	(23.0)%
U.S. Catastrophe Services	36,134	61,346	(41.1)%
Subtotal U.S. Claims Services	241,851	269,909	(10.4)%
U.S. Contractor Connection	168,671	157,953	6.8%
Subtotal U.S. Property & Casualty	410,522	427,862	(4.1)%
Canada—all service lines	147,233	121,321	21.4%
Latin America/Caribbean—all service lines	69,568	54,264	28.2%
Total Americas Cases Received	627,323	603,447	4.0%

The 2013 decrease in U.S. Claims Services cases was primarily due to a reduction in major weather-related claims activity in the U.S. and decisions by clients to insource certain claims handling functions. The 2013 increase in U.S. Contractor Connection cases was due to the ongoing expansion of our managed repair network and to the continued trend in the insurance industry of shifting to contractor programs as an alternative property claims solution for high-frequency, low-complexity property cases.

The 2013 increase in cases in Canada was due to the aforementioned flood losses in Ontario and British Columbia, and also an overall growth in business from new and existing clients.

The increase in Latin America and the Caribbean was due to increases in high-frequency, low-complexity automotive and affinity cases in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 67.4% for 2013 and 69.3% for 2012. This decline was due to improved employee utilization, and a change in the mix of cases received. There was an average of 2,675 FTEs (including 197 catastrophe adjusters) in 2013 compared with an average of 2,680 (including 181 catastrophe adjusters) in 2012.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Americas expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $90.7 million in 2012 to $93.1 million in 2013, staying relatively consistent as a percentage of revenues, at 27.2% in 2013 compared with 27.1% in 2012. 2013 also included a $2.3 million gain from the sale of the rights to a customer contract in Latin America.

EMEA/AP SEGMENT

Operating Earnings

EMEA/AP operating earnings decreased to $32.2 million in 2013, a decrease of 33.7% from 2012 operating earnings of $48.5 million. The operating margin decreased from 13.2% in 2012 to 9.2% in 2013. The 2013 revenue decrease shown below was due to a $30.2 million reduction in revenues associated with the 2011 Thailand floods and a decline in U.K. revenues, which were partially offset by increased claims volume and new sales in the core property and casualty markets in CEMEA and Asia-Pacific.

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

U.K. revenues declined due to a reduction in cases in the market, largely attributable to benign weather, lower reported fire and crime incidents and insourcing by some insurers when compared with the prior year. The increase in revenue in CEMEA for 2013 compared with 2012 was primarily due to an increase in high-frequency, low-complexity motor and residential cases from new and existing clients in Scandinavia, flooding in Germany and a $900,000 performance bonus from a client.

The lower revenues in Asia-Pacific were associated with an expected decline in fees for the ongoing handling of claims resulting from the 2011 Thailand flooding event. Revenues from Thailand were $16.3 million for 2013 compared with $37.0 million for 2012. Claims handling associated with the Thailand flooding event was substantially completed at the end of 2013.

EMEA/AP unit volume, measured by cases received, increased 2.7% in 2013 compared with 2012. Average revenue per case decreased 5.7% from changes in the mix of services provided and in the rates charged for those services, primarily due to the decline in Thailand revenues, changes in the U.K. market and the additional high-frequency, low-complexity case volumes in CEMEA.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment which are included in total Company revenues decreased to $33.4 million in 2013 from $40.2 million in 2012. Reimbursements for out-of-pocket expenses were higher in 2012 because of the increased expenses associated with handling the Thailand flood cases.

Case Volume Analysis

EMEA/AP unit volumes by region for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
U.K.	91,587	120,850	(24.2)%
CEMEA	227,910	188,843	20.7%
Asia-Pacific	149,016	146,406	1.8%
Total EMEA/AP Cases Received	468,513	456,099	2.7%

The decrease in cases received in the U.K. was primarily due to the benign weather, lower fire and crime incidents and lower reported cases in the market as a whole. The increase in CEMEA cases resulted primarily from summer storms and associated flooding in Germany. In addition, the Scandinavian market experienced an increase in high-frequency, low-complexity motor and residential cases from new and existing clients. Overall case volumes increased in Asia-Pacific through a mix of high-frequency, low-complexity automotive and affinity business in Malaysia, Hong Kong and Singapore, coupled with growth in Australia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

As a percent of segment revenues before reimbursements, direct compensation expenses, fringe benefits, and non-employee labor increased to 67.0% in 2013 from 62.8% in 2012, and the dollar amount of these expenses increased in 2013 by $4.5 million. These increases primarily reflected changes in the mix of services provided and lower utilization of our staff within EMEA/AP after the Thailand flood claims work was completed. There was an average of 3,045 EMEA/AP FTEs in 2013, a slight decrease from 3,067 in 2012 due to a decline in FTEs in the U.K. partially offset by an increase in Asia-Pacific.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements from 24.0% in 2012 to 23.8% in 2013, and the dollar amount of these expenses decreased by $4.8 million. In local currency, the decrease would have been approximately $3.5 million, primarily resulting from higher outsourced services expenses incurred to administer the Thailand flood cases in 2012.

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

Broadspire segment revenues before reimbursements increased 5.6% to $252.2 million in 2013 compared with $239.0 million in 2012. Unit volumes for the Broadspire segment, measured principally by cases received, increased 16.7% from 2012 to 2013. Approximately 2.1% of the volume increase for 2013 compared with the same period in 2012 was due to the addition of approximately 5,000 incident reports from a major client in 2013. The increase in revenues for 2013 compared with 2012 was primarily due to market share gains, increased client retention and increased medical management services referrals. The year was also positively impacted by the one-time increase in workers' compensation and liability claims management revenues of approximately $3.0 million previously discussed, or 1.3% of revenues. After adjusting for the incident-only cases and the one-time benefit, the overall mix of services provided and the rates charged for those services accounted for a decrease of 7.7% for 2013 compared with 2012. Revenues for a special project for one of our clients are charged at a lower rate than some of our other service lines and our medical management cases have a shorter duration and therefore less revenues associated with them.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.0 million in 2013, increasing slightly from $3.9 million in 2012.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2013 and 2012 were as follows:

Year Ended December 31,	2013	2012	Variance
Workers’ Compensation	156,742	152,160	3.0%
Casualty	80,457	62,407	28.9%
Other	96,762	71,559	35.2%
Total Broadspire Cases Received	333,961	286,126	16.7%

The 2013 increase in workers’ compensation cases was a result of a higher number of cases and referral levels in field case and medical management. The increase in casualty cases in 2013 compared with 2012 was due in part to a new client adding a significant number of cases for the year. Casualty cases in 2013 were also positively impacted by the receipt in the first quarter of 2013 of approximately 5,000 incident reports from a major client for which we receive little or no revenue and incur little or no associated costs. The 2013 increases in other cases were primarily due to additional referrals in utilization management.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased to 56.7% in 2013, compared with 58.2% in 2012. This decrease was due to both higher revenues and cost control measures, as there was a decrease in the number of employees. Average FTEs totaled 1,595 in 2013, down from 1,659 in 2012.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 40.1% in 2013 from 41.8% in 2012. The decrease was due to a decrease in lease costs, self-insured professional liability expenses, and various other expenses due to cost control measures implemented during the year, partially offset by an increase in amortization for internally developed software.

LEGAL SETTLEMENT ADMINISTRATION SEGMENT

As expected, Legal Settlement Administration revenues in 2013 declined compared with 2012 levels primarily because of lower revenues from the Deepwater Horizon class action settlement project. Declines in Deepwater Horizon revenues were partially offset by a number of other meaningful class action and bankruptcy projects.

Operating Earnings

Our Legal Settlement Administration segment reported 2013 operating earnings of $46.8 million, decreasing 22.4% from $60.3 million in 2012, with the related operating margin decreasing from 25.5% in 2012 to 21.4% in 2013. The changes in the operating margin were primarily the result of changes in the mix of services provided.

Revenues before Reimbursements

Legal Settlement Administration revenues before reimbursements decreased 7.5% to $218.8 million in 2013, compared with $236.6 million in 2012. The decrease in Legal Settlement Administration revenues was due primarily to reduced activity within the special project discussed above.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment which are included in total Company revenues were $32.7 million in 2013, increasing from $27.3 million in 2012. The increase was primarily due to the number of mailings each year and the mail method utilized (i.e., express mail versus normal mail delivery).

Direct Compensation, Fringe Benefits & Non-Employee Labor

Legal Settlement Administration direct compensation expense, fringe benefits, and non-employee labor, as a percent of segment revenues before reimbursements, increased to 65.3% in 2013, compared with 64.0% in 2012. There was an average of 690 FTEs in 2013, compared with an average of 602 in 2012. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of related segment revenues before reimbursements to 13.2% in 2013 from 10.5% in 2012. The increase as a percent of revenues before reimbursement was because expenses such as rent and deprecation, included in this category, are more fixed in nature and did not decline as revenues declined.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $28.8 million, $29.8 million, and $33.7 million for 2014, 2013, and 2012, respectively. Our effective tax rate for financial reporting purposes was 48.1%, 36.7%, and 40.4% for 2014, 2013, and 2012, respectively. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates, our inability to recognize the tax benefits from net operating losses in certain international operations, the revaluation of our net U.S. deferred tax assets resulting from a decrease in state income tax rates, and an increase in partially disallowable meals and entertainment expenses increased the overall effective rate in 2014 as compared with 2013. Based on our 2015 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2015 to be in the 38% to 40% range before considering any discrete items.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $6.8 million, $7.2 million, and $9.6 million for 2014, 2013, and 2012, respectively. The decrease in interest expense over the three year period was due primarily to the reduction in interest rates. Corporate interest income was relatively consistent in each year, totaling $0.8 million, $0.8 million, and $1.0 million in 2014, 2013, and 2012, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.9 million, $0.9 million and $0.4 million was recognized during 2014, 2013, and 2012, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $6.3 million, $6.4 million, and $6.4 million in 2014, 2013, and 2012, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Income.

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

Unallocated corporate and shared costs and credits were $8.6 million, $10.8 million, and $10.5 million in 2014, 2013, and 2012, respectively. These costs decreased in 2014 compared with 2013 due primarily to decreases in unallocated professional fees, U.S. defined benefit plan expense, and incentive compensation, partially offset by increases in acquisition-related costs and self insured expenses. The increase in 2013 compared with 2012 was due primarily to an increase in unallocated professional fees and various other expenses, partially offset by a decrease in our U.S. defined benefit plan expense.

Special Charges and Credits

There were no special charges or credits in 2014 or 2013. Special charges in 2012 consisted of $1.2 million for severance costs, $0.6 million for retention bonuses, $0.8 million for temporary labor costs, and $0.1 million for other expenses related to a project to outsource certain aspects of our U.S. technology infrastructure; $4.3 million to adjust the estimated loss on a leased facility the Company no longer uses; and $3.4 million for severance costs and $0.8 million for lease termination costs, primarily related to restructuring activities in our North American operations.

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

The Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the “UK Borrower”), Crawford & Company (Canada) Inc. (the “Canadian Borrower”) and Crawford & Company (Australia) Pty. Ltd. (the “Australian Borrower”) (the Company, together with such subsidiaries, as borrowers (the “Borrowers”)), the Company’s guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender (“Wells Fargo”), and the other lenders party thereto (together with Wells Fargo, the “Lenders”), are party to a Credit Agreement, dated as of December 8, 2011 (as amended, the “Credit Facility”). On November 28, 2014, the Credit Facility was amended to provide us the ability to complete its previously announced acquisition of GAB Robins, which was completed on December 1, 2014, and to make certain other technical amendments. See Note 17. "Subsequent Events," for further discussion of the GAB Robins acquisition.

The obligations of the Borrowers under the Credit Facility are guaranteed by each of our existing domestic subsidiaries and certain existing material foreign subsidiaries that are disregarded entities for U.S. income tax purposes (each a "Disregarded Foreign Entity"). Such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Foreign Borrowers are also guaranteed. In addition, the Borrowers' obligations under the Credit Facility are secured by a first priority lien on substantially all of the personal property of us and the Guarantors, including, without limitation, intellectual property, 100% of our capital stock in the Guarantors' present and future domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock issued by any present and future first-tier material foreign subsidiary of us or any Guarantor. In addition, the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

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

At December 31, 2014 and 2013, a total of $155.0 million and $135.0 million, respectively, was outstanding under the Credit Facility and included in our Consolidated Balance Sheets. In addition, undrawn commitments under letters of credit totaling $17.5 million and $17.8 million were outstanding at December 31, 2014 and 2013, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for our own obligations. Including the amounts committed under the letters of credit subfacility, the available balance of the revolving credit portion of the Credit Facility totaled $149.1 million and $247.2 million at December 31, 2014 and 2013, respectively. The available balance at December 31, 2014 reflects the incurrence of an additional $78.4 million in debt by the UK Borrower under the Credit Facility as a result of the GAB Robins acquisition discussed in Note 17, "Subsequent Events." This debt and the balance sheet impact of the GAB Robins acquisition are not included in our balance sheet at December 31, 2014, due to the two-month delayed consolidation of our U.K. subsidiaries as allowed by ASC 810, "Consolidation."

The representations, covenants, and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio (each as defined below). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowings under the Credit Facility. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. For additional information on the key covenants contained in our Credit Facility, see "Other Matters Concerning Liquidity and Capital Resources" below. At December 31, 2014, we were in compliance with all of the covenants in our Credit Facility.

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

The operations of our EMEA/AP segment and portions of our Americas segment expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2014, 2013, and 2012. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our Americas and EMEA/AP segments.

At December 31, 2014, our working capital balance (current assets less current liabilities) was approximately $108.0 million, compared with $52.3 million at December 31, 2013. The increase in working capital was due to increases in accounts receivable and a classification of $2.0 million of borrowings under the Credit Facility as short term at December 31, 2014, compared with $35.0 million classified as short-term at December 31, 2013. Cash and cash equivalents at the end of 2014 totaled $52.5 million, compared with $76.0 million at the end of 2013.

Cash and cash equivalents as of December 31, 2014 consisted of $7.4 million held in the U.S. and $45.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such events occurred in 2013 and 2012, and we provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $71.2 million in 2014, from $77.8 million in 2013 to $6.6 million in 2014. This decrease was largely due to lower net income, increased accounts receivable, and an increase in other working capital components in 2014 compared with 2013. Interest payments on our debt were $5.9 million in 2014, and tax payments, net of refunds, were $13.0 million in 2014.

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

Cash Used in Investing Activities

Cash used in investing activities decreased by $1.8 million in 2014, from $33.5 million in 2013 to $31.8 million in 2014. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $29.2 million in 2014 compared with $31.0 million in 2013. We forecast that our property and equipment additions in 2015, including capitalized software, will approximate $40 million.

Cash used in investing activities decreased by $0.3 million in 2013, from $33.8 million in 2012 to $33.5 million in 2013. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $31.0 million in 2013 compared with $33.2 million in 2012.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $4.5 million in 2014. We paid quarterly cash dividends totaling $11.7 million and repurchased $3.4 million of our common stock. In 2014, we borrowed $121.1 million in short-term borrowings during the year for working capital needs, and we repaid a total of $98.8 million in short-term borrowings and $0.9 million in long-term debt and capital lease obligations. Also in 2014, we received shares of our Class A common stock that were surrendered by employees to settle $2.1 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $39.1 million in 2013. We paid quarterly and special cash dividends totaling $8.8 million and repurchased $3.6 million of our common stock. We borrowed $88.5 million in short-term borrowings during the year for working capital needs, and we repaid a total of $99.5 million in short-term borrowings and $15.8 million in long-term debt and capital lease obligations. Also in 2013, we received shares of our Class A common stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $104.3 million and $52.2 million in 2014 and 2013, respectively. Our average month-end short-term debt obligations were $59.9 million and $31.6 million in 2014 and 2013, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $2.0 million and $35.0 million at December 31, 2014 and 2013, respectively. The balance in short-term borrowings at December 31, 2014 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As disclosed in Note 4, “Short-Term and Long-Term Debt, Including Capital Leases,” to our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses (“EBITDA”). This ratio must not be greater than 3.25 to 1.00. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2014, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2015. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2015 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2014, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$41,785	$61,960	$34,398	$26,381	$164,524
Long-term debt, including current portions (Note 4)	2,002	—	153,000	—	155,002
Capital lease obligations (Note 4)	763	1,009	37	—	1,809
Total, before interest payments	44,550	62,969	187,435	26,381	321,335
Estimated interest payments under Credit Facility	9,800	22,500	16,300	—	48,600
Total contractual obligations	$54,350	$85,469	$203,735	$26,381	$369,935

Approximately $25.0 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, “Commitments Under Operating Leases” to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Long-term debt, including current portions shown as due in one year or less in the table above consists of $2.0 million of outstanding borrowings under the Credit Facility that we expect, but are not required, to repay in 2015.

Amounts in the table above exclude the impact of the additional $78.4 million in borrowings by the UK Borrower under the Credit Facility discussed in Note 17, "Subsequent Events" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This debt is not on the Company's Consolidated Balance Sheet at December 31, 2014, due to the two-month delay in consolidating the results of our U.K. subsidiaries as allowed by ASC 810, "Consolidation." Such amounts will be due upon maturity of the Credit Facility in 2018.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2014, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2014, we had approximately $5.9 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect no significant reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2014 were approximately $86.4 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan, U.K. Plans and other international plans totaled $142.3 million and $103.0 million at the end of 2014 and 2013, respectively. The 2014 increase in the unfunded deficit of our defined benefit pension plans primarily resulted from the adoption of updated mortality tables used to determine U.S. Qualified Plan liabilities, which increased our U.S. projected benefit obligation by approximately $35.4 million. During 2014, we made contributions of $14.9 million and $7.0 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2013, we made contributions of $18.0 million and $6.5 million to our U.S. Qualified Plan and U.K. Plans, respectively.

Our frozen U.S. Qualified Plan was underfunded by $126.9 million at December 31, 2014 based on an accumulated benefit obligation of $548.2 million. The Highway Transportation Funding Act of 2014 ("HAFTA") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, and no contributions are required in fiscal 2015. Required contributions are anticipated in future years as the impact of the HATFA funding reform is phased out. As such, Crawford plans to contribute $9.0 million per annum to the U.S. Plan for the next four fiscal years to improve the funded status of the plan and minimize future required contributions. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan:

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2015	$9,000
2016	9,000
2017	9,000
2018	9,000
2019	14,744

Compared with earlier years, funding requirements are no longer as sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan. In addition to HAFTA legislation discussed above, pension funding has been governed by rules under the Pension Protection Act of 2006, as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010,and the Moving Ahead for Progress in the 21st Century Act. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. The required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2014, the issued, but undrawn, letters of credit totaled approximately $17.5 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$17,511	$—	$—	$—	$17,511

Off-Balance Sheet Arrangements

At December 31, 2014, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2014.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our consolidated balance sheet as of December 31, 2014, compared with our consolidated balance sheet as of December 31, 2013, were as follows:

•
Accounts receivable increased by $19.7 million, or $24.4 million, net of currency exchange impacts, in 2014 compared with 2013 primarily due to the timing of collections in Legal Settlement Administration on certain large cases.

•
Prepaid expenses and other current assets and other noncurrent assets increased by $11.6 million in 2014 compared with 2013 primarily due to prepayment of $3.5 million of payroll taxes that related to the first pay period of 2015, an increase of $2.3 million in the net prepaid pension balances of two U.K. defined benefit plans that are in an overfunded position, and a $2.0 million increase in the value of our Canadian cross currency basis swap.

•
Accrued compensation and related costs decreased by $16.5 million in 2014 compared with 2013, primarily due to reduced incentive compensation payments accrued at year end due to lower than anticipated operating results.

•	Noncurrent deferred income tax assets increased by $5.6 million primarily due to the tax impact of the adjustments to retirement liabilities recorded in accumulated other comprehensive loss.

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

Revenue Recognition

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized as unbilled revenues at estimated collectible amounts at the time such services are rendered. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs incurred in administering a claim are typically passed on to our clients and included in our revenues under GAAP. Deferred revenues represent the estimated unearned portion of fees related to future services to be performed under certain fixed-fee service arrangements. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major lines of coverage. Additionally, recent claim closing rates are evaluated to ensure that current claim closing history does not indicate a significant deterioration or improvement in the longer-term historical closing rates used.

Our fixed-fee service arrangements typically require us to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where we handle a claim on a non-lifetime basis, we typically receive an additional fee on each anniversary date that the claim remains open. For service arrangements where we provide services for the life of the claim, we are only paid one fee for the life of the claim, regardless of the duration of the claim. As a result, our deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the revenues are recognized in the near future, and additional fees are generated for handling long-lived claims. Deferred revenues for lifetime claim handling are considered more sensitive to changes in claim closing rates since we are obligated to handle these claims to their conclusion with no additional fees received for long-lived claims. For all fixed fee service arrangements, revenues are recognized over the expected service periods, by type of claim.

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

As of December 31, 2014, deferred revenues related to lifetime claim handling arrangements approximated $44.7 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.4% to an increase of 4.1%, and has averaged a decrease of 1.0%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims could result in the deferral of additional revenues of approximately $1.4 million for the year ended December 31, 2014, $1.4 million for the year ended December 31, 2013, and $1.6 million for the year ended December 31, 2012. If our average claim closing rates for lifetime claims increased by 1.0%, we could recognize additional revenues of approximately $1.3 million for the year ended December 31, 2014, $1.4 million for the year ended December 31, 2013, and $1.5 million for the year ended December 31, 2012.

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

As of December 31, 2014 and 2013, our allowance for doubtful accounts totaled $11.0 million and $10.2 million, or approximately 5.6% and 6.0% of gross billed receivables at December 31, 2014 and 2013, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.9 million in 2014, $1.7 million in 2013, and $1.8 million in 2012.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test. We believe our goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2014.

We perform an annual impairment analysis of goodwill in which we compare the carrying value of our reporting units to the estimated fair values of those reporting units as determined by discounting future projected cash flows. We perform an interim impairment analysis when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated market values of our reporting units are based upon certain assumptions made by us. The estimated market values of our reporting units are reconciled to the Company’s market value as determined by its stock price in order to validate the reasonableness of the estimated market values. The estimated market value of all of our reporting units exceeded the carrying values of the reporting units.

The key variables in estimating the fair value of reporting units include the discount rate, the terminal growth rate, and the net working capital turnover. The discount rates utilized in estimating the fair value of goodwill in 2014 for each reporting unit were between the range of 10.5% and 13.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The net working capital turnover assumption ranged from 4 to 10.

For goodwill impairment testing purposes, in 2014 we analyzed two reporting units of the Americas operating segment; a) U.S. Contractor Connection and b) Americas excluding U.S. Contractor Connection. Based on the relative estimated fair values of these two reporting units, determined by a discounted cash flow analysis, the Americas excluding U.S. Contractor Connection has $12.9 million of goodwill associated with it that is at risk of potential impairment. Prior to 2014, U.S. Contractor Connection was tested within the Americas reporting unit. The EMEA/AP segment, which has $72.1 million of goodwill associated with it, is also exposed to potential impairment. Holding all other assumptions constant, both the EMEA/AP segment and Americas excluding U.S. Contractor Connection component would have to achieve more than approximately 60-65.0% of their forecasted operating earnings to avoid the Company being required to proceed to Step 2 of the goodwill impairment test. The EMEA/AP analysis did not include any impact of the GAB Robins acquisition, since the test was performed prior to the acquisition date. We intend to continue to monitor the performance of the Americas and EMEA/AP segments. Should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis.

The indefinite-lived intangible asset consisting of the Broadspire and SLS trade names, with carrying values of $29.1 million and $2.1 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. Based on our 2014 analysis, we do not believe these tradenames are exposed to potential impairments. The indefinite-lived intangible asset impairment test is similar to the goodwill impairment test as both involve estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the trade names were established using the relief-from-royalty method. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate indicates the value of the trade name.

The values of the Broadspire and SLS trade names are each sensitive to changes in the assumptions used above. A decline in the U.S. royalty rate to 1.0%, in conjunction with an increase in the discount rate to 15.0%, could potentially trigger an impairment. In addition, an increase to the discount rate above 18.0%, assuming no changes in the other key inputs, could potentially trigger an impairment. We will continue to monitor the value of these trade names for potential indicators of impairment.

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

In addition to expense volatility, we are required to record mark-to-market adjustments to our balance sheet on an annual basis for the net funded status of our pension plans. These adjustments have fluctuated significantly over the past several years and, like our pension expense, are a result of the discount rate and value of our plan assets at each measurement date, as well as periodic changes to mortality tables used to estimate the life expectancy of plan participants. The funded status of our plans may also impact our liquidity, as changes to funding laws in the U.S. may require higher funding levels for our pension plans.

The major assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2014, the discount rate used to compute the benefit obligations of the U.S. and U.K. plans were 4.06% and 3.90%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2015 net periodic pension cost were estimated to be 6.50% and 7.12% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2014, we revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in an increase in the projected benefit obligation of approximately $35.4 million for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2014, we recorded an decrease to equity through other comprehensive income ("OCI") of $43.2 million (net of tax) to reflect unrealized actuarial losses during 2014. At December 31, 2013, we recorded an increase to equity through OCI of $15.7 million (net of tax) to reflect unrealized actuarial gains during 2013. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $334.7 million through December 31, 2014, compared with $278.0 million through December 31, 2013. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2015 includes $12.9 million of amortization of these actuarial losses versus $11.8 million in 2014, $13.3 million in 2013 and $9.8 million in 2012.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2014 consolidated pretax income would have been approximately $3.2 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2014 consolidated pretax income would have been approximately $0.8 million.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2014, 2013, and 2012 was 48.1%, 36.7%, and 40.4%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $591,000, $811,000, and $834,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Our effective tax rate for financial reporting purposes is expected to range between 38% and 40% in 2015 before considering any discrete items.

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

The tax credit carryforwards primarily consists of $42.9 million of foreign tax credit (“FTC”) carryforwards. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of the Company’s FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on Company projections of income through 2019, the Company should be able to fully utilize its FTC carryforwards before expiration. Accordingly, management concluded that it was more likely than not that the Company should be able to utilize its FTC carryforwards.

The net operating loss carryforwards primarily consists of $11.0 million of state NOL carryforwards generated by our domestic companies. In order to fully utilize these state NOL carryforwards, our domestic companies must generate taxable income prior to the expiration of the carryforwards. We have identified tax planning strategies that are both prudent and feasible, involving the internal sale of various assets that, if implemented, would generate sufficient taxable income at a state level without generating federal taxable income, such that utilization of the state NOL carryforwards is more likely than not to occur prior to their expiration.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $15.2 million valuation allowance on certain net operating loss and tax credit carryforwards in our domestic and international operations. We believe that it is more likely than not that we will realize our remaining net deferred tax assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

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

As of December 31, 2014 and 2013, our estimated liabilities for self-insured risks totaled $24.5 million and $25.6 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.62% to determine the present value of our self-insured workers’ compensation liabilities as of December 31, 2014. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2014 would have been impacted by approximately $416,000, resulting in an increase or decrease to 2014 consolidated net income of approximately $255,000.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations expose us to various market risks, primarily from changes in foreign currency exchange rates and interest rates. Our objective is to identify and understand these risks and implement strategies to manage them. When evaluating potential strategies, we consider the fundamentals of each market and the underlying accounting and business implications. To implement our various strategies, we may enter into various hedging or similar transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take from time to time in the future to mitigate our exposure to these or other market risks. There can be no assurance of the manner in which we will manage or continue to manage any risks in the future or that any of our efforts will be successful.

Foreign Currency Exchange Rate Risk

Our international operations (consisting principally of our operations in Canada and Latin America within the Americas segment, and our EMEA/AP segment) expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the Americas and EMEA/AP segments were 42.7%, 42.0%, and 42.5% of consolidated revenues before reimbursements for 2014, 2013, and 2012, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

Crawford & Company, the U.S. parent corporation, holds a Canadian dollar ("CAD") 35.3 million intercompany note due from its Canadian subsidiary. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD cross currency basis swap as an economic hedge to the intercompany note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive interest payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025 and was an asset with a fair value of $3.1 million at December 31, 2014. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap are recorded in the income statement over the life of the swap and should substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward rates while the value of the intercompany note is determined based on spot rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2014 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2014 by approximately $1.9 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

As described above, borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2014 and December 31, 2013, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.6 million and $1.4 million in 2014 and 2013, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans’ respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $27.4 million at December 31, 2014. The impact of this change to 2014 consolidated pretax income would have been approximately $0.8 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

Year Ended December 31,	2014	2013	2012

Revenues from Services:
Revenues before reimbursements	$1,142,851	$1,163,445	$1,176,717
Reimbursements	74,112	89,985	89,421
Total Revenues	1,216,963	1,253,430	1,266,138
Costs and Expenses:
Costs of services provided, before reimbursements	840,702	846,442	846,638
Reimbursements	74,112	89,985	89,421
Total costs of services	914,814	936,427	936,059
Selling, general, and administrative expenses	237,880	232,307	228,411
Corporate interest expense, net of interest income of $781, $768, and $967, respectively	6,031	6,423	8,607
Special charges and credits	—	—	11,332
Total Costs and Expenses	1,158,725	1,175,157	1,184,409
Other Income	1,650	2,829	1,711
Income Before Income Taxes	59,888	81,102	83,440
Provision for Income Taxes	28,780	29,766	33,686
Net Income	31,108	51,336	49,754
Net Income Attributable to Noncontrolling Interests	(484)	(358)	(866)
Net Income Attributable to Shareholders of Crawford & Company	$30,624	$50,978	$48,888

Earnings Per Share - Basic:
Class A Common Stock	$0.58	$0.95	$0.92
Class B Common Stock	$0.52	$0.91	$0.88

Earnings Per Share - Diluted:
Class A Common Stock	$0.57	$0.93	$0.91
Class B Common Stock	$0.52	$0.90	$0.87

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,237	29,853	29,536
Class B Common Stock	24,690	24,690	24,693

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,983	30,855	30,272
Class B Common Stock	24,690	24,690	24,693

Cash Dividends Per Share:
Class A Common Stock	$0.24	$0.18	$0.20
Class B Common Stock	$0.18	$0.14	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

Year Ended December 31,	2014	2013	2012

Net Income	$31,108	$51,336	$49,754

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax benefit of $91 and $0 and $0, respectively	(8,600)	(4,283)	(2,787)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $3,039, $4,220, and $3,283, respectively	8,636	8,834	6,340
Net unrealized (loss) gain on defined benefit plans arising during the year, net of tax benefit (provision) of $25,746, ($13,846), and $18,109, respectively	(43,181)	15,671	(39,934)
Interest rate swap agreement loss reclassified into income, net of tax benefit of $0, $0, and $253, respectively	—	—	414

Other Comprehensive (Loss) Income	(43,145)	20,222	(35,967)

Comprehensive (Loss) Income	(12,037)	71,558	13,787

Comprehensive income attributable to noncontrolling interests	(87)	(309)	(777)

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(12,124)	$71,249	$13,010

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$52,456	$75,953
Accounts receivable, less allowance for doubtful accounts of $10,960 and $10,234, respectively	180,096	160,350
Unbilled revenues, at estimated billable amounts	103,163	105,791
Income taxes receivable	2,779	5,150
Prepaid expenses and other current assets	29,089	22,437
Total Current Assets	367,583	369,681
Property and Equipment:
Property and equipment	143,273	155,326
Less accumulated depreciation	(102,414)	(109,643)
Net Property and Equipment	40,859	45,683
Other Assets:
Goodwill	131,885	132,777
Intangible assets arising from business acquisitions, net	75,895	82,103
Capitalized software costs, net	75,536	72,761
Deferred income tax assets	66,927	61,375
Other noncurrent assets	30,634	25,678
Total Other Assets	380,877	374,694
TOTAL ASSETS	$789,319	$790,058

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2014	2013

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Short-term borrowings	$2,002	$35,000
Accounts payable	48,597	50,941
Accrued compensation and related costs	82,151	98,656
Self-insured risks	14,491	13,100
Income taxes payable	2,618	3,476
Deferred income taxes	14,523	15,063
Deferred rent	13,576	16,062
Other accrued liabilities	35,784	34,270
Deferred revenues	45,054	49,950
Current installments of long-term debt and capital leases	763	875
Total Current Liabilities	259,559	317,393
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	154,046	101,770
Deferred revenues	26,706	26,893
Self-insured risks	10,041	12,530
Accrued pension liabilities	142,343	102,960
Other noncurrent liabilities	17,271	20,979
Total Noncurrent Liabilities	350,407	265,132
Shareholders’ Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,497 and 29,875 shares issued and outstanding, respectively	30,497	29,875
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	38,617	39,285
Retained earnings	301,091	285,165
Accumulated other comprehensive loss	(221,958)	(179,210)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	172,937	199,805
Noncontrolling interests	6,416	7,728
Total Shareholders’ Investment	179,353	207,533
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$789,319	$790,058

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$31,108	$51,336	$49,754
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	37,644	33,903	32,796
Deferred income taxes	15,189	15,625	19,355
Gain on sale of interest in former corporate headquarters property	(836)	—	—
Stock-based compensation costs	1,189	3,835	3,660
(Gain) loss on disposals of property and equipment, net	(239)	273	(136)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(24,358)	2,102	(4,197)
Unbilled revenues, net	(1,216)	16,528	(18,725)
Accrued or prepaid income taxes	3,099	(2,160)	(628)
Accounts payable and accrued liabilities	(23,100)	(22,328)	28,853
Deferred revenues	(4,645)	(5,895)	1,290
Accrued retirement costs	(18,497)	(22,086)	(15,639)
Prepaid expenses and other operating activities	(8,732)	6,711	(3,530)
Net cash provided by operating activities	6,606	77,844	92,853
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(12,485)	(14,037)	(15,375)
Proceeds from disposals of property and equipment	1,289	—	47
Capitalization of computer software costs	(16,712)	(16,976)	(17,801)
Proceeds from sale of interest in former corporate headquarters property	836	—	—
Cash surrendered from sale of business	(1,554)	—	—
Payments for business acquisitions, net of cash acquired	(3,141)	(2,515)	(674)
Net cash used in investing activities	(31,767)	(33,528)	(33,803)
Cash Flows from Financing Activities:
Cash dividends paid	(11,717)	(8,840)	(9,880)
Payments related to shares received for withholding taxes under stock-based compensation plans	(2,085)	(1,322)	(1,307)
Proceeds from shares purchased under employee stock-based compensation plans	1,270	1,884	520
Repurchases of common stock	(3,390)	(3,631)	(2,840)
Increase in short-term and revolving credit facility borrowings	121,110	88,460	42,174
Payments on short-term and revolving credit facility borrowings	(98,821)	(99,461)	(91,412)
Payments on capital lease obligations and long-term debt	(856)	(15,823)	(1,583)
Capitalized loan costs	(218)	(30)	(161)
Dividends paid to noncontrolling interests	(761)	(369)	(429)
Net cash provided by (used in) financing activities	4,532	(39,132)	(64,918)
Effects of exchange rate changes on cash and cash equivalents	(2,868)	(388)	(588)
(Decrease) Increase in Cash and Cash Equivalents	(23,497)	4,796	(6,456)
Cash and Cash Equivalents at Beginning of Year	75,953	71,157	77,613
Cash and Cash Equivalents at End of Year	$52,456	$75,953	$71,157
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders’ Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2011	$29,086	$24,697	$33,969	$209,323	$(163,603)	$133,472	$4,816	$138,288
Net income	—	—	—	48,888	—	48,888	866	49,754
Other comprehensive loss	—	—	—	—	(35,878)	(35,878)	(89)	(35,967)
Cash dividends paid	—	—	—	(9,880)	—	(9,880)	—	(9,880)
Stock-based compensation	—	—	3,660	—	—	3,660	—	3,660
Repurchases of common stock	(607)	(7)	—	(2,226)	—	(2,840)	—	(2,840)
Shares issued in connection with stock-based compensation plans, net	856	—	(1,643)	—	—	(787)	—	(787)
Change in noncontrolling interest due to acquisition of controlling interest	—	—	(436)	—	—	(436)	436	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(429)	(429)
Balance at December 31, 2012	29,335	24,690	35,550	246,105	(199,481)	136,199	5,600	141,799
Net income	—	—	—	50,978	—	50,978	358	51,336
Other comprehensive income (loss)	—	—	—	—	20,271	20,271	(49)	20,222
Cash dividends paid	—	—	—	(8,840)	—	(8,840)	—	(8,840)
Stock-based compensation	—	—	3,835	—	—	3,835	—	3,835
Repurchases of common stock	(553)	—	—	(3,078)	—	(3,631)	—	(3,631)
Shares issued in connection with stock-based compensation plans, net	1,093	—	(100)		—	993	—	993
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	—	—	—	—	2,188	2,188
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Balance at December 31, 2013	29,875	24,690	39,285	285,165	(179,210)	199,805	7,728	207,533
Net income	—	—	—	30,624	—	30,624	484	31,108
Other comprehensive loss	—	—	—	—	(42,748)	(42,748)	(397)	(43,145)
Cash dividends paid	—	—	—	(11,717)	—	(11,717)	—	(11,717)
Stock-based compensation	—	—	1,189	—	—	1,189	—	1,189
Repurchases of common stock	(409)	—	—	(2,981)	—	(3,390)	—	(3,390)
Shares issued in connection with stock-based compensation plans, net	1,031	—	(1,857)	—	—	(826)	—	(826)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(761)	(761)
Balance at December 31, 2014	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or the "Company") is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers’ compensation claims and medical management, and legal settlement administration.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, “Consolidation,” in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2014, 2013, and 2012 consolidated financial statements include the financial position of such operations as of October 31, 2014 and 2013, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2014, 2013, and 2012, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company’s consolidated financial statements, including both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company’s Shareholders’ Investment. On the Company’s Consolidated Statements of Income, net income is attributed to the controlling interests and the noncontrolling interests separately.

The Company consolidates the results of a variable interest entity ("VIE") when it is determined to be the primary beneficiary. In accordance with GAAP, in determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, it considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.

In March 2013, the Company acquired 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that LWI may require. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2014 were $6,045,000 and $8,346,000, respectively. Included in LWI's total liabilities at December 31, 2014 is a loan from Crawford of $7,378,000. For additional information on the acquisition of LWI, see Note 2, "Acquisitions and Dispositions of Businesses."

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2014 and 2013, the liabilities of this deferred compensation plan were $11,051,000 and $10,322,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,519,000 and $15,140,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, respectively.

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

Both the Americas segment and the EMEA/AP segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies and self-insured entities and by providing access to Company-owned networks of direct repair service providers. The Company’s Broadspire segment earns revenues by providing field investigation and claims evaluation of workers’ compensation and liability claims, initial loss reporting services for its clients' claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Legal Settlement Administration segment earns revenues by providing administration services related to settlements of securities cases, product liability cases, Chapter 11 bankruptcy noticing and distribution, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

Fees for professional services are recognized in unbilled revenues at the time such services are rendered, at estimated collectible amounts. Substantially all unbilled revenues are billed within one year.

Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company’s fixed-fee service arrangements typically call for the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where the Company provides services for the life of the claim, the Company receives only one fee for the life of the claim, regardless of the duration of the claim. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on a historical evaluation of actual claim durations by major line of coverage, and assumptions based on average case closure rates and pricing for each claim type.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates book value due to their short-term nature. At December 31, 2014, cash and cash equivalents included time deposits of approximately $2,293,000 that were in financial institutions outside the U.S.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit based on an evaluation of a client’s financial condition and, generally, collateral is not required. Accounts receivable are typically due upon receipt of the invoice and are stated on the Company’s Consolidated Balance Sheets at amounts due from clients net of an estimated allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates book value due to their short-term contractual stipulations.

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
	(In thousands)
Allowance for doubtful accounts, January 1	$10,234	$10,584	$10,615
Add/ (Deduct):
Provision for bad debt expense	2,117	1,396	2,384
Write-offs, net of recoveries	(812)	(2,112)	(2,256)
Currency translation and other changes	(579)	366	(159)
Allowance for doubtful accounts, December 31	$10,960	$10,234	$10,584

For the years ended December 31, 2014, 2013, and 2012, the Company’s adjustments to revenues associated with client invoice adjustments totaled $1,786,000, $2,812,000, and $2,712,000, respectively.

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

Subsequent to a business acquisition in which goodwill and indefinite-lived intangibles are recorded as assets, post-acquisition accounting requires that both be tested to determine whether there has been an impairment. The Company performs an impairment test of goodwill, indefinite-lived intangible assets, and other long-lived assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill, indefinite-lived intangible assets, or other long-lived assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an impairment test. The Company believes its goodwill, indefinite-lived intangible assets, and other long-lived assets were appropriately valued and not impaired at December 31, 2014.

Goodwill impairment testing is a two-step process performed on a reporting unit basis. For goodwill impairment testing purposes, in 2014 the Company separately identified the reporting units of the Americas segment as a) U.S. Contractor Connection and b) the Americas excluding U.S. Contractor Connection. The value of goodwill for each reporting unit was allocated based on the relative estimated fair values of these two reporting units determined by a discounted cash flow analysis. Prior to 2014, U.S. Contractor Connection was tested within the Americas reporting unit. The other reporting units tested were Broadspire, EMEA/AP, and Legal Settlement Administration. In step 1 of the testing process, the fair value of each reporting unit is determined and compared with its book value. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed impaired. If the book value of the reporting unit exceeds its fair value, the testing proceeds to step 2. In step 2, the reporting unit’s fair value is allocated to its assets and liabilities following acquisition accounting procedures to determine the implied fair value of goodwill. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the book values of other assets or liabilities. There is an impairment if (and to the extent) the book value of goodwill exceeds its implied fair value. An impairment loss reduces the recorded goodwill and cannot subsequently be reversed.

For step 1 of goodwill impairment testing, the book value of each of the Company’s reporting units is compared with the estimated fair value of the reporting unit as determined utilizing an income approach. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The discount rates used reflect the Company’s assessment of a market participant’s view of the risks associated with the projected cash flows. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions or any other assumptions, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

For impairment testing of indefinite-lived intangible assets, the book value is compared with the fair value, which represents the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset. The fair values of the trade names are established using the relief-from-royalty method. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate indicates the value of the trade name. The Company determined the discount rate based on its performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2014 and 2013:

December 31,	2014	2013
	(In thousands)
Land	$371	$582
Buildings and improvements	26,014	31,038
Furniture and fixtures	49,774	50,883
Data processing equipment	65,505	71,070
Automobiles	1,609	1,753
Total property and equipment	143,273	155,326
Less accumulated depreciation	(102,414)	(109,643)
Net property and equipment	$40,859	$45,683

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $21,000, $340,000, and $2,422,000 for 2014, 2013, and 2012, respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $16,606,000, $15,446,000, and $15,429,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $13,954,000, $11,330,000, and $10,226,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers’ compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company’s estimates of the aggregate liabilities for claims incurred, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company’s self-insured workers’ compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2014 and 2013, accrued liabilities for self-insured risks totaled $24,532,000 and $25,630,000, respectively, including current liabilities of $14,491,000 and $13,100,000, respectively.

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

Sales and Other Taxes

In certain jurisdictions, both in the U.S. and internationally, various governments and taxing authorities require the Company to assess and collect sales and other taxes, such as value added taxes, on certain services that the Company renders and bills to its customers. The majority of the Company’s revenues are not currently subject to these types of taxes. These taxes are not recorded as additional revenues or expenses in the Company's Statements of Income, but are recorded on the balance sheet as pass-through amounts until remitted.

Foreign Currency

Foreign currency transactions for the years ended December 31, 2014, 2013, and 2012 resulted in net losses of $274,000, $1,084,000, and $268,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in comprehensive (loss) income in the Company’s Consolidated Statements of Comprehensive (Loss) Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company’s Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,981,000, $2,793,000, and $3,317,000, respectively, for the years ended December 31, 2014, 2013, and 2012.

Pending Adoption of Recently Issued Accounting Standards

Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." Under ASU 2014-15, management of public companies will be required to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard will be effective for the Company on January 1, 2017. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have an impact on its financial statements or disclosures upon adoption.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. The revenue standard has been introduced into the FASB’s Accounting Standards Codification as Topic 606 and replaced the previous guidance on revenue recognition in Topic 605. ASU 2014-09 will be effective for the Company on January 1, 2017, with transition to the new standard following either a full retrospective approach or a modified retrospective approach (i.e., an approach that would allow the standard to be applied by recording a cumulative effect of the standard in the current period, with no restatement of the comparative periods, but with additional disclosures required). Early adoption is not permitted. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

2.	Acquisitions and Dispositions of Businesses

On July 15, 2014, the Company acquired 100% of the capital stock of Buckley Scott Holdings Limited ("Buckley Scott"), a U.K.-based international construction and engineering adjusting firm, for $3,812,000. Net assets purchased totaled $1,532,000, including $488,000 cash acquired. A deferred tax liability of $473,000 was recognized on the acquired intangible assets. The agreement contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,153,000. The difference between the purchase price and the allocation of that price to the net assets acquired represents customer relationship intangibles of $2,195,000 with an estimated 15-year useful life, trade name intangibles of $169,000 with an estimated two-year useful life, and $1,542,000 of goodwill with an estimated indefinite life, representing the estimated value of the assembled workforce and expected synergies with existing businesses. The acquisition is expected to enable the Company to significantly expand its construction and engineering business in the U.K. and internationally. The results for Buckley Scott have been included in the EMEA/AP segment since the acquisition date and were not material to the operations of the Company for the year ended December 31, 2014.

In March 2013, the Company acquired 51% of the capital stock of LWI, a specialist loss consulting company based in London which offers onshore and offshore energy expertise. This acquisition increases Crawford's ability to handle offshore claims and reiterates the Company's focus on offering market leading expertise in specialist and technical services. Crawford has begun to leverage this acquisition to further grow its market share in the Oil and Energy sector, expanding LWI's capabilities in this highly complex market.

The Company has the right to purchase the 49% noncontrolling interest of LWI for a period of six months beginning in June 2018 for a price to be determined using a seven times multiple of LWI's average earnings before interest, taxes, depreciation and amortization for the 36 months preceding the date the right is exercised. The Company also has the right of first refusal within 30 days to match any offer to acquire the 49% noncontrolling interest.

The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder at net book value. Net assets sold were $2,542,000, including cash of $1,554,000. The purchase price was financed with a loan receivable due in two years. The Company had previously recognized a loss on the disposal of this entity of $474,000 in the fourth quarter of 2013. The results of Crawford South Africa were not material to the Company. The Company has an obligation to refer any work it receives within South Africa to the buyer and is entitled to a royalty equal to 2% of the buyer's future revenues in exchange for the continued use of the Crawford name, until either party gives 12 months notice to terminate the ongoing relationship. The buyer is not a related party of the Company, and the future royalties are not expected to be material to the Company.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	Americas	Broadspire	Legal Settlement Administration	EMEA/AP	Total
	(In thousands)
Balance at December 31, 2012:
Goodwill	$43,792	$151,133	$19,599	$68,604	$283,128
Accumulated Impairment Losses	—	(151,133)	—	—	(151,133)
Net Goodwill	43,792	—	19,599	68,604	131,995
2013 Activity:
Goodwill of acquired businesses	—	—	—	4,454	4,454
Impairment of goodwill of business held for sale	—	—	—	(556)	(556)
Foreign currency effects	(1,606)	—	—	(1,510)	(3,116)
Balance at December 31, 2013:
Goodwill	42,186	151,133	19,599	71,548	284,466
Accumulated Impairment Losses	—	(151,133)	—	(556)	(151,689)
Net Goodwill	42,186	—	19,599	70,992	132,777
2014 Activity:
Goodwill of acquired business	—	—	—	1,542	1,542
Impairment of goodwill of disposed business	—	—	—	(11)	(11)
Other activity	—	—	—	1,149	1,149
Foreign currency effects	(1,978)	—	—	(1,594)	(3,572)
Balance at December 31, 2014:
Goodwill	40,208	151,133	19,599	72,645	283,585
Accumulated Impairment Losses	—	(151,133)	—	(567)	(151,700)
Net Goodwill	$40,208	$—	$19,599	$72,078	$131,885

The 2014 "Other activity"relates to adjustments for deferred taxes acquired in connection with a prior period business combination.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2014 and 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2014:
Customer relationships	$93,468	$(50,030)	$43,438	6.6 years
Technology-based	5,913	(4,794)	1,119	1.5 years
Trade name	343	(202)	141	0.6 years
Total	$99,724	$(55,026)	$44,698	5.9 years
December 31, 2013:
Customer relationships	$92,775	$(43,791)	$48,984	7.8 years
Technology-based	5,913	(4,051)	1,862	2.5 years
Trade name	200	(150)	50	0.7 years
Total	$98,888	$(47,992)	$50,896	7.1 years

Amortization of finite-lived intangible assets was $7,084,000, $7,127,000, and $7,141,000 for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, amortization expense for finite-lived customer relationships and trade name intangible assets in the amounts of $6,341,000, $6,385,000, and $6,373,000, respectively, were excluded from segment operating earnings (see Note 13, “Segment and Geographic Information”). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 3 to 15 years.

At December 31, 2014, annual estimated aggregate amortization expense for intangible assets subject to amortization was as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2015	$7,113
2016	6,699
2017	6,172
2018	6,172
2019	6,172

The following is a summary of indefinite-lived intangible assets at December 31, 2014 and 2013:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2014:
Trade names	$31,797	$(600)	$31,197
December 31, 2013:
Trade names	$31,807	$(600)	$31,207

4.	Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2014 and 2013:

December 31,	2014	2013
	(In thousands)
Credit Facility	$155,002	$135,000
Capital lease obligations	1,809	2,645
Total long-term debt and capital leases	156,811	137,645
Less: portion of Credit Facility classified as short-term	(2,002)	(35,000)
Less: current installments	(763)	(875)
Total long-term debt and capital leases, less current installments	$154,046	$101,770

The Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the “UK Borrower”), Crawford & Company (Canada) Inc. (the “Canadian Borrower”) and Crawford & Company (Australia) Pty. Ltd. (the “Australian Borrower”), (the Company, together with such subsidiaries, as borrowers (the “Borrowers”)), the Company’s guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender (“Wells Fargo”), and the other lenders party thereto (together with Wells Fargo, the “Lenders”), are party to a Credit Agreement, dated as of December 8, 2011 (as amended, the “Credit Facility”). On November 28, 2014, the Credit Facility was amended to provide the Company the ability to complete its previously announced acquisition of GAB Robins Holdings UK Limited ("GAB Robins"), which was completed on December 1, 2014, and to make certain other technical amendments. See Note 17, "Subsequent Events," for further discussion of the GAB Robins acquisition.

The obligations of the Borrowers under the Credit Facility are guaranteed by each existing domestic subsidiary of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each a "Disregarded Foreign Entity"). Such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Foreign Borrowers are also guaranteed by the Company. In addition, the Borrowers' obligations under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and the Guarantors, including, without limitation, intellectual property, 100% of the capital stock of the Company's and the Guarantors' present and future domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock issued by any present and future first-tier material foreign subsidiary of the Company or any Guarantor. In addition, the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

The Credit Facility consists of a $400.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower, and $15.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on November 25, 2018.

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

At December 31, 2014 and 2013, a total of $155,002,000 and $135,000,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $17,511,000 and $17,837,000 were outstanding at December 31, 2014 and 2013, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company’s own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $149,134,000 and $247,163,000 at December 31, 2014 and 2013, respectively. The 2014 available balance takes into consideration the $78,355,000 in debt incurred by the UK borrower discussed in Note 17, "Subsequent Events," which is not on the Company's balance sheet at December 31, 2014.

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio (each as defined below).

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

At December 31, 2014, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $2,002,000 and $35,000,000 at December 31, 2014 and 2013, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2014 in 2015.

The Company’s capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company’s cross currency basis swap and amortization of capitalized loan costs, on the Company’s short-term and long-term borrowings was $6,812,000, $7,191,000, and $9,574,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Interest paid on the Company’s short-term and long-term borrowings was $5,880,000, $6,379,000, and $8,728,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2014 are expected to be as follows:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2015	$2,002	$763	$2,765
2016	—	692	692
2017	—	317	317
2018	153,000	37	153,037
2019	—	—	—
Total	$155,002	$1,809	$156,811

Amounts in the table above exclude the impact of the additional $78,355,000 in U.K. debt discussed in Note 17, "Subsequent Events," which is not on the Company's Consolidated Balance Sheet at December 31, 2014. Such amounts will be due upon maturity of the Credit Facility in 2018.

5.	Derivative Instruments

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general and administrative expenses" in the Company’s Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the years ended December 31, 2014, 2013, and 2012 were not material. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.

This swap agreement contains a provision providing that if the Company is in default under its Credit Facility , the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At December 31, 2014, no such default existed, and the Company had no assets posted as collateral under the swap agreement.

6.    Commitments Under Operating Leases

The Company and its subsidiaries lease certain office space, computer equipment, and automobiles under operating leases. For office leases that contain scheduled rent increases or rent concessions, the Company recognizes monthly rent expense based on a calculated average monthly rent amount that considers the rent increases and rent concessions over the life of the lease term. Leasehold improvements of a capital nature that are made to leased office space under operating leases are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. License and maintenance costs related to leased vehicles are paid by the Company and are expensed as incurred.

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Office space	$43,277	$43,715	$44,437
Automobiles	7,615	7,711	8,110
Computers and equipment	378	344	289
Total operating leases	$51,270	$51,770	$52,836

At December 31, 2014, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2015	$41,785
2016	35,962
2017	25,998
2018	18,379
2019	16,019
2020 and Thereafter	26,381

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

In November 2014, the Company entered into an amendment and extension of an existing lease, resulting in a 7 years, 5 months operating lease agreement for approximately 50,000 square feet of office space in Jacksonville, FL, for its U.S. Contractor Connection service line in its Americas segment. The lease on the expanded premises began January 1, 2015. Total lease payments over the term are approximately $5,328,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

In January 2013, the Company entered into a 10-year operating lease for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for its Broadspire segment. The lease began July 1, 2013. Total lease payments over the 10-year term are approximately $6,042,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective May 1, 2012, the Company entered into a 10-year operating lease for the lease of approximately 45,000 square feet of office space in Seattle, Washington for its Legal Settlement Administration segment. Included in the future minimum lease payments noted above are total lease payments of $9,780,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its Legal Settlement Administration segment's corporate headquarters. The lease commenced on January 1, 2011 and was amended in January 2011 and again in January 2012 to include a total of approximately 67,000 square feet. Included in the future minimum lease payments noted above are total lease payments of $13,110,000 related to the amended lease. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for its Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Included in the future minimum lease payments noted above are total lease payments of $7,010,000 related to this lease. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease for approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company’s corporate headquarters. Included in the future minimum lease payments noted above are total lease payments of $12,277,000 related to this lease. Additionally, the Company is responsible for certain related property operating expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Included in the future minimum office lease payments for operating leases noted above are total lease payments of $30,860,000 related to this Plantation, Florida lease. A majority of this office space was subleased at December 31, 2014. Under executed sublease arrangements at December 31, 2014, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2015	$3,080
2016	3,460
2017	3,532
2018	3,608
2019	3,684
2020-2021	7,602
Total minimum sublease payments to be received	$24,966

One of the sublease agreements is for three of the four floors of one of the leased buildings in Plantation, Florida; this lease expires in December 2021. The other sublease is for an entire building and expires in December 2021. This lease includes surrender options for the fourth floor between December 31, 2015 and June 30, 2017, and for the third floor as of June 30, 2017, each with twelve months prior notice. The Company recognized pretax losses of $4,285,000 in 2012 on these subleases, which are included in "Special charges and credits" in the Company's Consolidated Statements of Income for the year ended December 31, 2012. Should the sublessor elect to surrender one or both floors and the Company is unable to secure another sublessor, it may be required to recognize additional losses on this lease.

7.    Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2014	2013	2012
	(In thousands)
U.S.	$40,840	$50,234	$48,514
Foreign	19,048	30,868	34,926
Income before income taxes	$59,888	$81,102	$83,440

The provision for income taxes consisted of the following:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Current:
U.S. federal and state	$4,867	$3,680	$1,375
Foreign	8,724	10,461	12,956
Deferred:
U.S. federal and state	13,645	14,004	19,831
Foreign	1,544	1,621	(476)
Provision for income taxes	$28,780	$29,766	$33,686

Net cash payments for income taxes were $13,017,000, $21,030,000, and $14,378,000 in 2014, 2013, and 2012, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Federal income taxes at statutory rate	$20,961	$28,385	$29,204
State income taxes, net of federal benefit	1,975	988	1,273
Foreign taxes	1,544	(778)	(1,640)
Change in valuation allowance	3,023	2,479	3,095
Research and development credits	(266)	(1,909)	49
Foreign tax credits	(1,043)	(3,542)	(1,524)
Nondeductible meals and entertainment	1,662	1,102	807
Tax rate changes	1,002	1,749	927
Other	(78)	1,292	1,495
Provision for income taxes	$28,780	$29,766	$33,686

The tax rate change in 2014 was primarily due to state tax rate changes. The fiscal year 2013 tax rate change was primarily due to the U.K. Finance Bill 2013 that was enacted in 2013. This bill included a change in the main U.K. corporation tax rate from 23% to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This tax rate change resulted in a discrete tax expense of approximately $1,300,000 in 2013 as the value of the U.K. deferred tax assets declined with the decrease in the tax rate.

The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, the Company would analyze its anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred in 2013 and 2012, and the Company provided for additional U.S. and foreign income taxes on such profits. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. At December 31, 2014, undistributed earnings totaled $173,800,000. Determination of the deferred income tax liability on these undistributed earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Accrued compensation	$10,497	$13,463
Accrued pension liabilities	47,740	34,109
Self-insured risks	10,025	10,280
Deferred revenues	10,562	10,785
Accrued rent	2,148	2,553
Interest	6,036	4,832
Tax credit carryforwards	44,837	54,470
Loss carryforwards	20,094	19,447
Other	2,223	3,816
Gross deferred income tax assets	154,162	153,755
Accounts receivable allowance	10,724	9,899
Unbilled revenues	14,813	18,738
Depreciation and amortization	60,553	62,552
Other post-retirement benefits	343	561
Unrepatriated earnings	—	3,297
Gross deferred income tax liabilities	86,433	95,047
Net deferred income tax assets before valuation allowance	67,729	58,708
Valuation allowance	(15,231)	(12,518)
Net deferred income tax assets	$52,498	$46,190
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in "Prepaid expenses and other current assets"	$565	$471
Current deferred income tax liabilities included in "Deferred income taxes"	(14,523)	(15,063)
Long-term deferred income tax assets included in "Deferred income tax assets"	66,927	61,375
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(471)	(593)
Net deferred income tax assets	$52,498	$46,190

At December 31, 2014, the Company had deferred tax assets related to loss carryforwards of $21,038,000, before netting of unrecognized tax benefits of $944,000. An estimated $10,017,000 of the deferred tax assets will not expire, and $11,021,000 will expire over the next 20 years if not utilized by the Company.

Changes in our deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of our deferred tax asset valuation allowances is as follows for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
	(In thousands)
Balance, beginning of year	$12,518	$7,927	$4,459
Increase in valuation allowance for state credits	—	2,277	—
Other changes	2,713	2,314	3,468
Balance, end of year	$15,231	$12,518	$7,927

Changes to the valuation allowance for the years ended December 31, 2014, 2013, and 2012 were primarily due to losses in certain of our international operations as well as state tax credits.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2011	$1,806
Additions for tax provisions related to the current year	330
Lapses of applicable statutes of limitation	(382)
Balance at December 31, 2012	1,754
Additions for tax positions related to the current year	4,826
Additions for tax positions related to prior years	2,036
Lapses of applicable statutes of limitation	(692)
Balance at December 31, 2013	7,924
Reductions for tax positions related to the current year	(1,664)
Additions for tax positions related to prior years	49
Lapses of applicable statutes of limitation	(412)
Balance at December 31, 2014	$5,897

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2014, 2013, and 2012, was $104,000, $134,000, and $619,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2014, 2013, and 2012 were $2,475,000, $2,693,000, and $1,401,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

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

Employer contributions under the Company’s defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee’s compensation, and years of service. The Company’s cost for defined contribution plans totaled $24,249,000, $21,507,000, and $23,749,000 in 2014, 2013, and 2012, respectively.

The Company sponsors a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan") and three defined benefit pension plans in the U.K. (the "U.K. Plans"). Effective December 31, 2002, the Company elected to freeze its U.S. Qualified Plan. Benefits payable under the Company’s U.S. Qualified Plan are generally based on career compensation; however, no additional benefits have accrued on this plan since December 31, 2002. The Company’s U.K. Plans were closed to new participants as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the relevant plan was closed. Benefits payable under the U.K. Plans are generally based on an employee’s final salary at the time the plan was closed. Benefits paid under the U.K. Plans are also subject to adjustments for the effects of inflation. The actuarial present value of the projected benefit payments under the U.K. Plans are based on the employees' expected dates of separation by retirement.

The Highway Transportation Funding Act of 2014 ("HAFTA") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, and no contributions are required in fiscal 2015. Required contributions are anticipated in future years as the impact of the HATFA funding reform is phased out. As such, Crawford plans to contribute $9,000,000 per annum to the U.S. Plan for the next four fiscal years to improve the funded status of the plan and minimize future required contributions.The Company expects to make contributions of approximately $9,000,000 to its U.S. Qualified Plan and $6,750,000 to its U.K. Plans in 2015.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the “other international plans”) have retirement benefits that are accounted for as defined benefit pension plans under U.S. GAAP.

External trusts are maintained to hold assets of the Company’s U.S. Qualified Plan, U.K. Plans, and other international plans. The Company’s funding policy is to make cash contributions in amounts at least sufficient to meet regulatory funding requirements and, in certain instances, to make contributions in excess thereof if such contributions would otherwise be in accordance with the Company's capital allocation plans. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not recorded on the Company’s Consolidated Balance Sheets. Instead, the funded or unfunded status of the Company’s U.S. Qualified Plan, U.K. Plans, and other international plans are recorded in "Accrued pension liabilities" on the Company’s Consolidated Balance Sheets based on the projected benefit obligations less the fair values of the plans’ assets.

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans (excluding the nonqualified plans discussed separately below), the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2014 and 2013:

December 31,	2014	2013
	(In thousands)
Projected benefit obligations	$806,269	$773,551
Fair value of plans' assets	659,875	667,046

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2014 and 2013:

December 31,	2014	2013
	(In thousands)
Projected benefit obligations	$62,478	$13,502
Fair value of plans' assets	65,895	14,574

A fixed number of U.S. employees, retirees, and eligible dependents are covered under a frozen post-retirement medical benefits plan. The liabilities for this plan are included in the Company's self-insured risks liabilities, and contributions from employees generally equal payments for their medical costs. This plan was frozen effective December 31, 2002.

In addition, the Company sponsors two frozen nonqualified, unfunded defined benefit pension plans for certain employees and retirees, which are based on career compensation. These plans were frozen effective December 31, 2002. The liabilities of these plans, which equal their projected benefit obligations, are included in "Other accrued liabilities" and "Other noncurrent liabilities" based on these expected timing of funding these obligations, since they are funded as needed from Company assets.

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans’ assets for the Company’s defined benefit pension plans as of the plans’ most recent measurement dates is as follows:

Year Ended December 31,	2014	2013
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$787,053	$813,312
Service cost	2,667	2,922
Interest cost	35,269	33,309
Employee contributions	478	598
Actuarial loss (gain)	103,497	(24,772)
Benefits paid	(56,418)	(38,877)
Foreign currency effects	(3,799)	561
End of measurement period	868,747	787,053
Fair Value of Plans’ Assets:
Beginning of measurement period	681,620	643,725
Actual return on plans’ assets	79,761	48,890
Employer contributions	23,585	26,890
Employee contributions	478	598
Benefits paid	(56,418)	(38,877)
Foreign currency effects	(3,256)	394
End of measurement period	725,770	681,620
Unfunded Status	$(142,977)	$(105,433)

Due to the frozen status of the U.S. plans and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company’s defined benefit pension plans and post-retirement medical benefits plan recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2014	2013
	(In thousands)
U.S. Qualified Plan	$126,857	$77,483
U.K. Plans	8,059	15,317
Other international plans	7,427	10,160
Subtotal, included in "Accrued pension liabilities"	142,343	102,960
Prepaid pension asset included in "Other noncurrent assets"	(3,417)	(1,072)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	325	324
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,726	3,221
Total unfunded status	$142,977	$105,433
Accumulated other comprehensive loss, before income taxes	$(333,749)	$(276,497)

The following tables set forth the 2014 and 2013 changes in accumulated other comprehensive loss for the Company’s defined benefit retirement plans and post-retirement medical benefits plan on a combined basis.

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2012	$(320,742)	$1,674
Amortization of net loss (gain) during 2013	13,263	(209)
Net gain arising during 2013	30,679	—
Currency translation for 2013	(1,162)	—
Net unrecognized actuarial (loss) gain, December 31, 2013	(277,962)	1,465
Amortization of net loss (gain) during 2014	11,828	(153)
Net loss arising during 2014	(69,273)	(400)
Currency translation for 2014	746	—
Net unrecognized actuarial (loss) gain, December 31, 2014	$(334,661)	$912

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2015 for the U.S. and U.K. defined benefit pension plans are $12,913,000 ($8,613,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect a snapshot of the state of the Company's long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. Net periodic benefit cost related to all of the Company’s defined benefit pension plans recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012 included the following components:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Service cost	$2,667	$2,922	$2,220
Interest cost	35,270	33,309	35,137
Expected return on assets	(45,481)	(42,949)	(42,505)
Amortization of actuarial loss	11,828	13,263	9,832
Net periodic benefit cost	$4,284	$6,545	$4,684

Benefit cost for the U.S. defined benefit pension plans does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company’s U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2015	$42,227
2016	43,259
2017	44,038
2018	44,729
2019	45,396
2020-2024	233,228

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. During 2014, the Company revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in an increase in the projected benefit obligation of approximately $35,400,000 for the U.S. plans. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plans:	2014	2013
Discount rate used to compute benefit obligations	4.06%	4.86%
Discount rate used to compute periodic benefit cost	4.86%	4.06%
Expected long-term rates of return on plans' assets	6.50%	6.75%

U.K. Defined Benefit Plans:	2014	2013
Discount rate used to compute benefit obligations	3.90%	4.30%
Discount rate used to compute periodic benefit cost	4.30%	4.40%
Expected long-term rates of return on plans’ assets	7.12%	7.06%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected long-term rates of return on plan assets were based on the plans’ asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2015 net periodic pension cost are estimated to be 6.50% and 7.12% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans’ Assets

Asset allocations at the respective measurement dates, by asset category, for the Company’s U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Plan		U.K. Plans
December 31,	2014	2013	2014	2013
Equity securities	33.4%	29.8%	24.1%	26.0%
Fixed income investments	64.9%	67.6%	59.2%	55.3%
Alternative strategies	0.2%	0.4%	16.0%	17.0%
Cash, cash equivalents and short-term investment funds	1.5%	2.2%	0.7%	1.7%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

See Note 12, "Fair Value Measurements" for the fair value disclosures of the U.S. and U.K. qualified defined benefit pension plan assets. The assets of the Company's other international plans are primarily insurance contracts, which are measured at contract value and are not measured at fair value. Obligations of the U.S. nonqualified plans are paid from Company assets.

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

Effective August 16, 2014, the the Company's then-existing repurchase authorization was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

During the year ended December 31, 2014, the Company reacquired 409,192 shares of CRDA at an average cost of $8.28 under the 2014 Repurchase Authorization. No shares of CRDB were repurchased during the year ended December 31, 2014. At December 31, 2014, the Company has remaining authorization to repurchase 1,973,000 shares under the 2014 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRDA and CRDB using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During 2014, 2013 and 2012, the Board of Directors declared a higher dividend on CRDA than on CRDB.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2014		2013		2012
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$10,408	$8,499	$23,063	$19,075	$21,246	$17,762
Dividends paid	7,273	4,444	5,384	3,456	5,930	3,950
Net income available to common shareholders, basic	17,681	12,943	28,447	22,531	27,176	21,712
Denominator:
Weighted-average common shares outstanding, basic	30,237	24,690	29,853	24,690	29,536	24,693
Earnings per share - basic	$0.58	$0.52	$0.95	$0.91	$0.92	$0.88

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2014		2013		2012
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except earnings per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$10,522	$8,385	$23,407	$18,731	$21,484	$17,524
Dividends paid	7,273	4,444	5,384	3,456	5,930	3,950
Net income available to common shareholders, diluted	17,795	12,829	28,791	22,187	27,414	21,474
Denominator:
Weighted-average common shares outstanding, basic	30,237	24,690	29,853	24,690	29,536	24,693
Weighted-average effect of dilutive securities	746	—	1,002	—	736	—
Weighted-average number of shares outstanding, diluted	30,983	24,690	30,855	24,690	30,272	24,693
Earnings per share - diluted	$0.57	$0.52	$0.93	$0.90	$0.91	$0.87

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	1,212	1,154
Performance stock grants excluded because performance conditions had not been met (1)	1,568	1,290	1,169

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of December 31, 2014, the Company does not expect these performance measurements to be achieved by December 31, 2015.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company’s Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2012	$7,778	$(207,259)	$(199,481)
Other comprehensive loss before reclassifications	(4,234)	—	(4,234)
Unrealized net gains arising during the year	—	15,671	15,671
Amounts reclassified from accumulated other comprehensive income (1)	—	8,834	8,834
Net current period other comprehensive (loss) income	(4,234)	24,505	20,271
Balance at December 31, 2013	3,544	(182,754)	(179,210)
Other comprehensive loss before reclassifications	(8,203)	—	(8,203)
Unrealized net losses arising during the year	—	(43,181)	(43,181)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,636	8,636
Net current period other comprehensive loss	(8,203)	(34,545)	(42,748)
Balance at December 31, 2014	$(4,659)	$(217,299)	$(221,958)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Income. See Note 8, "Retirement Plans" for additional details.

The other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

11.    Stock-Based Compensation

The Company has various stock-based incentive compensation plans for its employees and members of its Board of Directors. Only shares of CRDA can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation expense, estimates are made for the number of awards that are expected to vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation expense recognized at the end of any year equals at least the portion of the grant-date value of an award that has vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $1,189,000, $3,835,000, and $3,660,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was approximately $311,000, $1,338,000, and $1,221,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Some of the Company’s stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options were for shares of CRDA. Option awards were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company’s stock option plans have been approved by shareholders, and the Company’s Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2014, 2013, and 2012, compensation expense of $474,000, $640,000, and $0, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2014, 2013, and 2012, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	1,348	$6.33	2.9 years	$—
Forfeited or expired	(234)	8.57
Outstanding at December 31, 2012	1,114	5.86	2.5 years	459
Granted	749	5.08
Exercised	(49)	5.57
Forfeited or expired	(154)	5.22
Outstanding at December 31, 2013	1,660	5.57	5.1 years	3,517
Exercised	(449)	5.11
Forfeited or expired	(375)	6.51
Outstanding at December 31, 2014	836	$5.40	6.7 years	$2,647
Vested and Exercisable at December 31, 2014	353	$5.84	4.6 years	$964

No stock options were granted in 2014 or 2012. The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was $1.86. Options exercised in 2014 and 2013 had an intrinsic value of $1,622,000 and $49,000, respectively. No options were exercised in 2012. The fair value of options that vested in 2014 was $846,000. No options vested in 2013 or 2012.

At December 31, 2014, the unrecognized compensation cost related to unvested employee stock options was $236,000. Directors’ stock options had no unrecognized compensation cost since directors’ options were vested when granted, and the grant-date fair values were fully expensed on grant date.

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

Performance-Based Stock Grants

Performance share grants are made to certain key employees of the Company. Such employees are eligible to earn shares of CRDA upon the achievement of certain individual and/or corporate objectives. Grants of performance shares are made at the discretion of the Company’s Board of Directors, or the Board’s Compensation Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA prior to the vesting of the award. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company’s nonvested performance shares as of December 31, 2014, 2013, and 2012, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	860,500	$3.42
Granted	908,000	3.70
Vested	(531,791)	3.48
Forfeited or unearned	(67,584)	3.48
Nonvested at December 31, 2012	1,169,125	3.68
Granted	981,000	4.75
Vested	(449,958)	3.76
Forfeited or unearned	(59,167)	4.03
Nonvested at December 31, 2013	1,641,000	4.26
Granted	1,086,000	6.93
Vested	(193,289)	5.47
Forfeited or unearned	(758,000)	3.85
Nonvested at December 31, 2014	1,775,711	$5.93

The total fair value of the performance shares that vested in 2014, 2013, and 2012 was $1,057,000, $1,693,000, and $1,849,000, respectively.

Compensation expense recognized for all performance shares totaled a credit of $(518,000) for the year ended December 31, 2014, and expense of $2,223,000, and $2,645,000 for the years ended December 31, 2013 and 2012, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. The credit in compensation expense for the year ended December 31, 2014 resulted from reductions in expense related to cliff vesting shares granted in 2014, 2013, and 2012, as the Company determined that the performance conditions for these shares were not likely to be met. Each of these plans required cumulative earnings per share targets over a three-year period. Certain performance shares vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2014, there was an estimated $778,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2015.

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

A summary of the status of the Company’s restricted shares of CRDA as of December 31, 2014, 2013, and 2012 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	8,670	$4.69
Granted	239,913	4.03
Vested	(177,498)	4.00
Forfeited or unearned	(3,918)	4.38
Nonvested at December 31, 2012	67,167	4.29
Granted	86,017	5.88
Vested	(84,184)	5.27
Nonvested at December 31, 2013	69,000	5.07
Granted	154,145	7.85
Vested	(129,811)	6.44
Forfeited or unearned	(5,000)	6.59
Nonvested at December 31, 2014	88,334	$7.83

Compensation expense recognized for all restricted shares for the years ended December 31, 2014, 2013, and 2012 was $848,000, $664,000, and $607,000, respectively. As of December 31, 2014, there was $497,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by June 30, 2017.

Employee Stock Purchase Plans

The Company has three employee stock purchase plans: the U.S. Plan, the U.K. Plan, and the International Plan. Eligible employees in Canada, Puerto Rico, and the U.S. Virgin Islands may also participate in the U.S. Plan. The International Plan is for eligible employees located in certain other countries who are not covered by the U.S. Plan or the U.K. Plan. All plans are compensatory.

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

During the years ended December 31, 2014 and 2013, a total of 154,519 and 146,891 shares, respectively, of CRDA were issued under the U.S. Plan to the Company’s employees at purchase prices of $4.33 and $3.29 in 2014 and 2013, respectively. At December 31, 2014, an estimated 96,000 shares will be issued and purchased under the U.S. Plan in 2015. During the years ended December 31, 2014, 2013, and 2012, compensation expense of $259,000, $198,000, and $270,000, respectively, was recognized for the U.S. Plan.

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

At December 31, 2014, an estimated 531,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price per share of CRDA under the U.K. Plan ranges from $2.05 to $6.22. For the years ended December 31, 2014, 2013, and 2012, compensation expense of $126,000, $110,000, and $138,000, respectively, was recognized for the U.K. Plan. During 2014, 2013, and 2012, a total of 264,998 shares, 495,968, shares and 15,008 shares of CRDA were issued under the U.K. Plan, respectively.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2014 and 2013, 11,900 and 10,794 shares were issued under the International Plan, respectively. Compensation expense was immaterial for this plan in both years. No shares were issued under the International Plan in 2012.

12.    Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1— Observable inputs that reflect quoted prices in active markets for identical assets or liabilities.

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

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$11	$—	$—	$11
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	3,140	—	3,140

Liabilities:
Contingent earnout liability (3)	—	—	1,153	1,153

December 31,	2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$47	$—	$—	$47
Derivative not designated as hedging instruments:
Cross currency basis swap (2)	—	1,104	—	1,104
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company’s Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the Company's cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for foreign currency rates and interest rates adjusted for the counterparty's credit risk. The fair value of this cross currency basis swap is included in "Other noncurrent assets" on the Company’s Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

(3)
The fair value of the contingent earnout liability for the Buckley Scott acquisition was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements. The valuation is sensitive to Level 3 data, with the maximum possible earnout of $1,153,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company’s Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2014 or 2013. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the recorded value approximates fair value. These assets and liabilities are measured within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2014, the Company reduced the fair value of a contingent consideration liability for a previous acquisition from $2,000,000 to zero. In addition, the Company impaired and expensed $1,271,000 of intangible assets from the same acquisition. Both amounts were excluded from the Legal Settlement Administration segment operating earnings and were included in "Unallocated corporate and shared costs and credits." In the Consolidated Statements of Income, the amounts are included as a component of "Selling, general, and administrative expenses." Management concluded that expectations about future results indicated the contingent consideration will not be paid and, accordingly, the value of the intangible assets was impaired.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. plan at December 31, 2014 and 2013:

December 31,	2014			2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Asset Category:
Cash and Cash Equivalents	$228	$—	$228	$3,833	$—	$3,833
Short-term Investment Funds	—	6,168	6,168	—	5,072	5,072
Equity Securities:
U.S.	—	104,073	104,073	—	83,649	83,649
International	—	36,604	36,604	—	38,090	38,090
Fixed Income Securities:
U.S.	19,244	236,952	256,196	20,874	242,092	262,966
International	—	17,378	17,378	—	13,191	13,191
Other	—	738	738	—	1,443	1,443
TOTAL	$19,472	$401,913	$421,385	$24,707	$383,537	$408,244

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2014 and 2013:

December 31,	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and Cash Equivalents	$1,968	$—	$—	$1,968	$4,322	$—	$—	$4,322
Equity Securities:
U.S.	—	29,051	—	29,051	—	29,457	—	29,457
International	—	35,506	—	35,506	—	34,579	—	34,579
Fixed Income Securities:
Money market funds	—	103,754	—	103,754	—	60,644	—	60,644
Government securities	—	42,672	—	42,672	8,778	50,180	—	58,958
Corporate bonds and debt securities	—	11,669	—	11,669	—	15,958	—	15,958
Mortgage-backed securities	—	782	—	782	—	789	—	789
Alternative strategy funds	—	28,283	—	28,283	129	28,523	—	28,652
Real estate funds	—	—	14,740	14,740	—	—	13,319	13,319
TOTAL	$1,968	$251,717	$14,740	$268,425	$13,229	$220,130	$13,319	$246,678

Short-term investment funds consist primarily of funds with a maturity of 60 days or less and are valued at amortized cost which approximates fair value.

Equity securities consist primarily of common and preferred stocks of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Preferred securities are stated at quoted market prices for the identical security in an inactive market (Level 2). Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Fixed income securities consist of money market funds, government securities, corporate bonds and debt securities, mortgage-backed securities and other common collective funds. Government securities are valued by third-party pricing sources and are valued daily in an active market (Level 1). Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, and includes adjustments for valuation adjustments from internal pricing models which use observable inputs such as issuer details, interest rates, yield curves, default rates and quoted prices for similar assets (Level 2). Mortgage-backed securities are valued by pricing service providers that use broker-dealer quotations or valuation estimates from their internal pricing models (Level 2). Other common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date (Level 2).

Alternative strategy funds consist of funds invested in listings on active exchanges (Level 1) and amounts in funds valued at the net asset value per share multiplied by the number of shares held as of the measurement date (Level 2). Alternative strategy funds may include derivative instruments such as futures, forward contracts, options and swaps and are used to help manage risks. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources (Level 2).

Real estate funds are primarily property unit trusts whose values are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market-based comparable data (Level 3). The fair values may, due to the inherent uncertainty of valuation for those investments, differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.K. pension plan during the years ended December 31, 2014 and 2013:

Real Estate Funds
(In thousands)
Balance at December 31, 2012	$13,238
Actual return on plan assets:
Related to assets still held at the reporting date	55
Purchases, sales and settlements—net	26
Balance at December 31, 2013	13,319
Actual return on plan assets:
Related to assets still held at the reporting date	1,412
Purchases, sales and settlements—net	9
Balance at December 31, 2014	$14,740

13.    Segment and Geographic Information

The Company’s four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing operating performance. The segments are organized based upon the nature of services and/or geographic areas served and are: Americas, which primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean; EMEA/AP which serves the property and casualty insurance company and self-insurance markets in Europe, including the U.K., the Middle East, Africa, and the Asia-Pacific region (which includes Australia and New Zealand); Broadspire which serves the self-insurance marketplace, primarily in the U.S.; and Legal Settlement Administration which serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company’s senior management and the CODM to evaluate the financial performance of the Company’s four operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company’s senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests.

Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process. In 2014, the amortization expense of capitalized internally developed software related to projects under direct control of Americas and Broadspire segment management was transferred from corporate and shared costs to direct costs of these two segments. The amortization expense in 2013 and 2012 has been revised to conform to this current presentation. This change had no impact on previously reported operating earnings of these segments, as these costs had been fully allocated.

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

Financial information as of and for the years ended December 31, 2014, 2013, and 2012 related to the Company’s reportable segments is presented below.

	Americas	EMEA/AP	Broadspire	Legal Settlement Administration	Total
	(In thousands)
2014
Revenues before reimbursements	$359,319	$344,350	$268,890	$170,292	$1,142,851
Segment operating earnings	23,663	19,720	15,469	22,849	81,701
Depreciation and amortization (1)	4,747	5,193	8,448	5,895	24,283
Assets	124,992	240,760	103,894	122,129	591,775
2013
Revenues before reimbursements	$342,240	$350,164	$252,242	$218,799	$1,163,445
Segment operating earnings	18,532	32,158	8,245	46,752	105,687
Depreciation and amortization (1)	4,007	5,167	7,381	5,252	21,807
Assets	131,765	261,127	109,933	111,869	614,694
2012
Revenues before reimbursements	$334,431	$366,718	$238,960	$236,608	$1,176,717
Segment operating earnings	11,878	48,481	21	60,284	120,664
Depreciation and amortization (1)	4,309	5,105	6,811	4,263	20,488
Assets	137,609	284,981	110,984	106,878	640,452
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

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

Year Ended December 31,	2014	2013	2012
	(In thousands)
Americas
U.S. Claims Field Operations	$95,859	$103,594	$105,932
U.S. Technical Services	24,822	28,209	29,122
U.S. Catastrophe Services	44,188	36,067	38,504
Subtotal U.S. Claims Services	164,869	167,870	173,558
U.S. Contractor Connection	50,517	36,046	27,470
Subtotal U.S. Property & Casualty	215,386	203,916	201,028
Canada—all service lines	129,246	122,748	120,767
Latin America/Caribbean—all service lines	14,687	15,576	12,636
Total Revenues before Reimbursements—Americas	$359,319	$342,240	$334,431

Broadspire
Workers' Compensation and Liability Claims Management	$112,334	$107,624	$100,051
Medical Management	140,903	128,802	122,833
Risk Management Information Services	15,653	15,816	16,076
Total Revenues before Reimbursements—Broadspire	$268,890	$252,242	$238,960

The Company considers all Legal Settlement Administration revenues to be derived from one service line. For the year ended December 31, 2012, it had revenues before reimbursements associated with two related special projects that exceeded 10% of the Company's consolidated revenues before reimbursements. Revenues from these special projects were $165.6 million in 2012.

Capital expenditures for the years ended December 31, 2014, 2013, and 2012 are shown in the following table:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Americas	$7,109	$6,210	$4,944
EMEA/AP	5,186	4,663	5,225
Broadspire	7,705	6,452	7,187
Legal Settlement Administration	2,476	5,257	9,167
Corporate	6,721	8,431	6,653
Total capital expenditures	$29,197	$31,013	$33,176

The total of the Company’s reportable segments’ revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2014, 2013, and 2012 was as follows:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Segments’ revenues before reimbursements	$1,142,851	$1,163,445	$1,176,717
Reimbursements	74,112	89,985	89,421
Total consolidated revenues	$1,216,963	$1,253,430	$1,266,138

The Company’s reportable segments’ total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2014, 2013, and 2012 were as follows:

Year Ended December 31,	2014	2013	2012
	(In thousands)
Operating earnings of all reportable segments	$81,701	$105,687	$120,664
Unallocated corporate and shared costs and credits	(8,582)	(10,829)	(10,504)
Net corporate interest expense	(6,031)	(6,423)	(8,607)
Stock option expense	(859)	(948)	(408)
Amortization of customer-relationship intangible assets	(6,341)	(6,385)	(6,373)
Special charges and credits	—	—	(11,332)
Income before income taxes	$59,888	$81,102	$83,440

The Company’s reportable segments’ total assets reconciled to consolidated total assets of the Company at December 31, 2014 and 2013 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the Americas and EMEA/AP segments, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2014	2013
	(In thousands)
Assets of reportable segments	$591,775	$614,694
Corporate assets:
Cash and cash equivalents	7,333	8,015
Unallocated allowances on receivables	(3,536)	(4,450)
Property and equipment	7,636	9,481
Capitalized software costs, net	69,906	65,848
Assets of deferred compensation plan	15,519	15,140
Capitalized loan costs	3,707	4,394
Deferred income tax assets	66,927	61,375
Prepaid expenses and other current assets	17,070	9,559
Other noncurrent assets	12,982	6,002
Total corporate assets	197,544	175,364
Total assets	$789,319	$790,058

Revenues and long-lived assets for the countries in which revenues or long-lived assets represent more than 10 percent of the consolidated totals are set out in the two tables below. For the purposes of these geographic area disclosures, long-lived assets include items such as property and equipment and capital lease assets but exclude intangible assets, including goodwill. In the Americas segment, only the U.S. and Canada are considered material for disclosure.

	U.S.	Canada	Other	Total Americas Segment
	(In thousands)
2014
Revenues before reimbursements	$215,386	$129,246	$14,687	$359,319
Long-lived assets	3,626	2,274	726	6,626
2013
Revenues before reimbursements	203,916	122,748	15,576	342,240
Long-lived assets	2,832	3,571	913	7,316
2012
Revenues before reimbursements	201,028	120,767	12,636	334,431
Long-lived assets	2,522	4,566	1,029	8,117

In the EMEA/AP segment, only the U.K. is considered material for disclosure; CEMEA and Asia Pacific regions are shown in order to reconcile to the segment totals.

	U.K.	CEMEA	Asia/Pacific	Total EMEA/AP Segment
	(In thousands)
2014
Revenues before reimbursements	$128,561	$111,749	$104,040	$344,350
Long-lived assets	12,116	1,995	4,609	18,720
2013
Revenues before reimbursements	119,747	112,374	118,043	350,164
Long-lived assets	9,691	2,251	4,876	16,818
2012
Revenues before reimbursements	133,436	97,396	135,886	366,718
Long-lived assets	9,715	2,286	5,353	17,354

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company’s general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $364,144,000 and $337,424,000 at December 31, 2014 and 2013, respectively. In addition, the Company’s Legal Settlement Administration segment administers funds in noncustodial accounts at financial institutions that totaled $451,033,000 and $504,074,000 at December 31, 2014 and 2013, respectively.

15.    Commitments and Contingencies

As part of the Company’s Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2014, the aggregate committed amount of letters of credit outstanding under the facility was $17,511,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets. The 2014 acquisition of Buckley Scott includes an earnout provision based on achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,153,000. For additional information on these obligations and rights, see Note 2, "Acquisitions and Dispositions of Businesses."

In the normal course of its business, the Company is sometimes named as a defendant or responsible party in suits or other actions by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable risks.

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

16.    Special Charges and Credits and Other Income

Special Charges and Credits

There were no special charges or credits during 2014 or 2013. During 2012, the Company recorded pretax special charges of $11,332,000, consisting of $1,163,000 for severance costs, $642,000 for retention bonuses, $849,000 for temporary labor costs, and $140,000 for other expenses for a project to outsource certain aspects of our U.S. technology infrastructure; $4,285,000 to adjust the estimated loss on a leased facility the Company no longer uses; and $3,404,000 for severance costs and $849,000 for lease termination costs, primarily related to restructuring activities in its North American operations.

As of December 31, 2014, the following liabilities remained on the Company's Consolidated Balance Sheets related to the special charges recorded in 2012. The rollforward of these costs for the years ended December 31, 2014 and 2013 follows:

(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Other noncurrent liabilities	Total
Balance at December 31, 2012	$2,148	$2,303	$1,509	$1,253	$7,213
Adjustments to accruals	516	—	35	(204)	347
Cash payments	—	(1,805)	(1,241)	(465)	(3,511)
Balance at December 31, 2013	2,664	498	303	584	4,049
Adjustments to accruals	(1,233)	—	278	(308)	(1,263)
Cash payments	—	(367)	(273)	(276)	(916)
Balance at December 31, 2014	$1,431	$131	$308	$—	$1,870

Other Income

Other income includes dividend income from the Company's unconsolidated subsidiaries and miscellaneous other income. Included in "Other income" for the year ended December 31, 2014 was an $836,000 gain realized from the sale of interest in the former corporate headquarters property sold in 2006 and a $418,000 gain from the contingent consideration provision of a 2013 agreement selling certain rights to a customer contract in Latin America. The Company has no further investment interest in the former corporate headquarters property. Included in "Other income" for the year ended December 31, 2013 was a $2,286,000 gain from the sale of the rights to the above-described customer contract. Except for the gain from the redevelopment of the former corporate headquarters property, these amounts are included in the Americas segment operating earnings.

17.    Subsequent Events

On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins, a U.K.-based international loss adjusting and claims management provider, for $71,812,000. Because the financial results of certain of the Company's international subsidiaries, including those in the U.K. through which GAB Robins will report, are included in the Company's consolidated financial statements on a two-month delayed basis, the results of GAB Robins' business since the acquisition date have not been included in the Company's consolidated results of operations. In addition, $78,355,000 of borrowings by the UK Borrower under the Credit Facility used to complete the GAB Robins acquisition are not included in outstanding borrowings on the Company's Consolidated Balance Sheet at December 31, 2014, because the U.K.-based borrowing entity has an October 31 fiscal year end, and the balance sheet of that entity was consolidated as of October 31, 2014. GAB Robins has also not been included in the internal control structure of the Company for the year ended December 31, 2014. The impact of the GAB Robins acquisition will be included in the Company's balance sheet and results of operations and cash flows beginning February 1, 2015.

Net assets acquired totaled $25,858,000, including $5,735,000 of cash acquired. The difference between the purchase price and the net assets acquired represents definite-lived intangibles of $35,082,000, consisting of customer relationship and trade names, and $17,888,000 of goodwill. Goodwill acquired represents the estimated value of the assembled workforce and expected synergies with existing businesses. A deferred tax liability of $7,016,000 was recognized on the acquired intangible assets. The purchase price includes $6,329,000 placed in escrow for up to two years related to certain acquired contingencies and working capital adjustments per the terms of the acquisition agreement. The acquisition was funded primarily through additional borrowings under the Credit Facility.

The acquisition is currently being reviewed by the United Kingdom Competition & Markets Authority ("CMA") as a part of its routine acquisition review process, and the Company cannot begin the integration process until this review is completed. Although the Company currently expects that this review will be concluded during the first half of 2015, no assurances of the timing, or any material conditions being placed on this approval can be provided. The success of the GAB Robins acquisition will depend, in part, on the Company's ability to realize the anticipated synergies and cost savings from integrating the GAB Robins business with its existing business on a timely basis.

Based upon the timing of the acquisition, the allocation of the purchase price presented below is preliminary and subject to change, as the Company gathers additional information related to assets acquired and liabilities assumed, including unbilled accounts receivable, intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The purchase price allocation may also be impacted by net debt and net working capital adjustments under the terms of the acquisition agreement.The Company is in the process of obtaining final third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income taxes are subject to change.

The following table summarizes the Company's initial allocation of the purchase price for GAB Robins:

(December 1, 2014) February 1, 2015
(In thousands)
Purchase Price	$71,812

Preliminary Allocation of Purchase Price:
Cash and cash equivalents	5,735
Other tangible assets	34,706
Goodwill	17,888
Intangible assets	35,082
Deferred income taxes	7,078
Liabilities	(28,677)
Identifiable Assets Acquired, Goodwill, and Liabilities Assumed, Before Noncontrolling Interests	71,812
Noncontrolling interests	2,483
Identifiable Assets Acquired, Goodwill, and Liabilities Assumed, Net of Noncontrolling Interests	$69,329

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

/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and
Chief Executive Officer

/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President
and Chief Financial Officer

/s/ Dalerick M. Carden
Dalerick M. Carden
Senior Vice President, Corporate Controller,
and Chief Accounting Officer

February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive (loss) income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 23, 2015

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2014 Quarterly Period	First	Second	Third	Fourth (4)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$275,349	$288,216	$293,831	$285,455	$1,142,851
Reimbursements	14,009	18,837	21,079	20,187	74,112
Total revenues	289,358	307,053	314,910	305,642	1,216,963
Total costs of services	217,902	227,086	234,521	235,305	914,814
Income before income taxes	10,874	17,556	19,444	12,014	59,888
Americas operating earnings (1)	6,934	8,142	7,036	1,551	23,663
EMEA/AP operating earnings (1)	1,900	4,310	4,225	9,285	19,720
Broadspire operating earnings (1)	2,003	2,715	4,422	6,329	15,469
Legal Settlement Administration operating earnings (1)	4,967	5,700	7,668	4,514	22,849
Unallocated corporate and shared costs and credits	(1,743)	53	(500)	(6,392)	(8,582)
Net corporate interest expense	(1,301)	(1,551)	(1,680)	(1,499)	(6,031)
Stock option expense	(294)	(202)	(184)	(179)	(859)
Amortization of customer-relationship intangible assets	(1,592)	(1,611)	(1,543)	(1,595)	(6,341)
Income taxes	(4,288)	(6,962)	(9,244)	(8,286)	(28,780)
Net loss (income) attributable to noncontrolling interests	66	(130)	(8)	(412)	(484)
Net income attributable to shareholders of Crawford & Company	$6,652	$10,464	$10,192	$3,316	$30,624
Earnings per CRDB share — basic (2) (3)	$0.12	$0.18	$0.17	$0.05	$0.52
Earnings per CRDB share — diluted (2) (3)	$0.11	$0.18	$0.17	$0.05	$0.52

2013 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$286,281	$298,947	$293,338	$284,879	$1,163,445
Reimbursements	20,845	27,181	20,118	21,841	89,985
Total revenues	307,126	326,128	313,456	306,720	1,253,430
Total costs of services	234,186	239,514	232,493	230,234	936,427
Income before income taxes	14,671	26,878	22,929	16,624	81,102
Americas operating earnings (1)	3,220	4,417	9,718	1,177	18,532
EMEA/AP operating earnings (1)	6,822	8,392	4,272	12,672	32,158
Broadspire operating (loss) earnings (1)	(1,768)	4,359	1,884	3,770	8,245
Legal Settlement Administration operating earnings (1)	12,013	16,530	10,171	8,038	46,752
Unallocated corporate and shared costs and credits	(2,297)	(3,333)	275	(5,474)	(10,829)
Net corporate interest expense	(1,643)	(1,600)	(1,519)	(1,661)	(6,423)
Stock option expense	(80)	(293)	(279)	(296)	(948)
Amortization of customer-relationship intangible assets	(1,596)	(1,594)	(1,593)	(1,602)	(6,385)
Income taxes	(4,990)	(10,010)	(9,221)	(5,545)	(29,766)
Net loss (income) attributable to noncontrolling interests	58	140	(303)	(253)	(358)
Net income attributable to shareholders of Crawford & Company	$9,739	$17,008	$13,405	$10,826	$50,978
Earnings per CRDB share — basic (2) (3)	$0.17	$0.31	$0.24	$0.19	$0.91
Earnings per CRDB share — diluted (2) (3)	$0.17	$0.30	$0.24	$0.19	$0.90

__________________

(1)
This is a segment financial measure representing segment earnings before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests. See Note 13, “Segment and Geographic Information,” in the audited consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, “Earnings Per Share,” the quarterly per share data may not total to the full-year per share data.

(3)
The Company may pay a higher dividend on CRDA than on CRDB. This dividend differential can result in different earnings per share for each class of stock due to the two-class method of computing earnings per share as required by current accounting guidance. CRDB generally presents a more dilutive measure.

(4)
The provision for income taxes in the fourth quarter of 2014 included additional expenses due to the Company's inability to recognize the tax benefits from net operating losses in certain international operations, and the revaluation of the Company's net U.S. deferred tax assets resulting from a decrease in state income tax rates, an increase in partially disallowable meals and entertainment expenses, and certain other adjustments and changes in estimates.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Crawford & Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive (loss) income, cash flows, and shareholders’ investment for each of the three years in the period ended December 31, 2014 of Crawford & Company, and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Atlanta, Georgia
February 23, 2015

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions “Election of Directors — Nominee Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, "Executive Officers," “Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings” and “Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct” of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2014, and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Employment and Change in Control Arrangements,” “Corporate Governance—Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and "Compensation Committee Interlocks and Insider Participation" of the Registrant’s Proxy Statement, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

The information required by this Item will be included under the captions “Stock Ownership Information” and “Equity Compensation Plans” of the Registrant’s Proxy Statement, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included under the captions “Information with Respect to Certain Business Relationships and Related Transactions” and "Corporate Governance - Director Independence" of the Registrant’s Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption “Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP” of the Registrant’s Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Shareholders’ Investment for the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

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

2.1
Agreement for the sale and purchase of shares, dated as of December 1, 2014, by and among Crawford & Company Adjusters (UK) Limited and certain shareholders of GAB Robins Holdings UK Limited (incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

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

10.6*
Crawford & Company 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 4, 2010).

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

10.11*
Crawford & Company amended and restated Executive Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration statement on Form S-8 (File No. 333-199915) filed with the Securities and Exchange Commission on November 6, 2014).

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

10.23*
Terms of Restated Employment Agreement between Phyllis R. Austin and the Registrant, dated January 13, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2013).

Exhibit No.	Document

10.24*
Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated June 30, 2014 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.25*
Terms of Employment Agreement between Brian J. Flynn and the Registrant, effective as of November 3, 2007 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.26*
Terms of Employment Agreement between Dalerick Carden and the Registrant, dated October 2, 2014 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

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

10.33*
Terms of Employment Agreement between Vince E. Cole and the Registrant, dated June 4, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.34
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

10.35
Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.36
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

10.37
Pledge and Security Agreement, dated as of December 8, 2011, by Crawford & Company and certain of Crawford & Company's subsidiaries in favor of Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011).

Exhibit No.	Document

10.38
Guaranty Agreement, dated as of December 8, 2011, by Crawford & Company, certain of Crawford & Company's subsidiaries and Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 12, 2011).

10.39*	Director Compensation Summary Term Sheet (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.40
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

10.41
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

10.42
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

10.43
Fourth Amendment to Credit Agreement, dated as of November 28, 2014, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

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

CRAWFORD & COMPANY

Date	February 23, 2015	By	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	February 23, 2015	/s/ Jeffrey T. Bowman
JEFFREY T. BOWMAN, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	February 23, 2015	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	February 23, 2015	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	February 23, 2015	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	February 23, 2015	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	February 23, 2015	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	February 23, 2015	/s/ Roger A. S. Day
ROGER A. S. DAY, Director

Date	February 23, 2015	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	February 23, 2015	/s/ Russel L. Honoré
RUSSEL L. HONORÉ, Director

Date	February 23, 2015	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	February 23, 2015	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.