Form 10-Q
period 2015-03-31
CRAWFORD & CO
filed 2015-05-07
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015
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
(404) 300-1000
(Registrant's telephone number, including area code)
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
Yes ☑          No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                        Yes ☑          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 2015 was as follows:

Class A Common Stock, $1.00 par value: 30,653,011
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2015

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenues:

Revenues before reimbursements	$287,777	$275,349
Reimbursements	18,839	14,009
Total Revenues	306,616	289,358

Costs and Expenses:

Costs of services provided, before reimbursements	219,323	203,893
Reimbursements	18,839	14,009
Total costs of services	238,162	217,902

Selling, general, and administrative expenses	60,387	59,730

Corporate interest expense, net of interest income of $165 and $197, respectively	1,864	1,301

Special charges	1,063	—

Total Costs and Expenses	301,476	278,933

Other Income	382	449

Income Before Income Taxes	5,522	10,874

Provision for Income Taxes	2,241	4,288

Net Income	3,281	6,586

Net (Income) Loss Attributable to Noncontrolling Interests	(295)	66

Net Income Attributable to Shareholders of Crawford & Company	$2,986	$6,652

Earnings Per Share - Basic:
Class A Common Stock	$0.06	$0.13
Class B Common Stock	$0.04	$0.12

Earnings Per Share - Diluted:
Class A Common Stock	$0.06	$0.12
Class B Common Stock	$0.04	$0.11

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,521	29,918
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,012	30,978
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.05
Class B Common Stock	$0.05	$0.04
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2015	2014

Net Income	$3,281	$6,586

Other Comprehensive Loss:
Net foreign currency translation loss net of tax of $0 and $0, respectively	(10,633)	(4,405)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,076 and $914 respectively	2,765	1,533

Other Comprehensive Loss	(7,868)	(2,872)

Comprehensive (Loss) Income	(4,587)	3,714

Comprehensive loss attributable to noncontrolling interests	128	425

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(4,459)	$4,139

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,842	$52,456
Accounts receivable, less allowance for doubtful accounts of $11,197 and $10,960, respectively	176,405	180,096
Unbilled revenues, at estimated billable amounts	121,800	103,163
Income taxes receivable	2,779	2,779
Prepaid expenses and other current assets	32,676	29,089
Total Current Assets	374,502	367,583
Property and Equipment:
Property and equipment	145,069	143,273
Less accumulated depreciation	(103,227)	(102,414)
Net Property and Equipment	41,842	40,859
Other Assets:
Goodwill	148,572	131,885
Intangible assets arising from business acquisitions, net	112,093	75,895
Capitalized software costs, net	77,250	75,536
Deferred income tax assets	71,056	66,927
Other noncurrent assets	34,319	30,634
Total Other Assets	443,290	380,877
TOTAL ASSETS	$859,634	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$11,989	$2,002
Accounts payable	48,598	48,597
Accrued compensation and related costs	63,896	82,151
Self-insured risks	13,645	14,491
Income taxes payable	3,756	2,618
Deferred income taxes	14,117	14,523
Deferred rent	12,737	13,576
Other accrued liabilities	40,189	35,784
Deferred revenues	49,661	45,054
Current installments of long-term debt and capital leases	1,869	763
Total Current Liabilities	260,457	259,559
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	231,771	154,046
Deferred revenues	27,190	26,706
Self-insured risks	9,839	10,041
Accrued pension liabilities	133,282	142,343
Other noncurrent liabilities	19,500	17,271
Total Noncurrent Liabilities	421,582	350,407
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,533 and 30,497 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	30,533	30,497
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	38,977	38,617
Retained earnings	300,584	301,091
Accumulated other comprehensive loss	(229,403)	(221,958)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	165,381	172,937
Noncontrolling interests	12,214	6,416
Total Shareholders' Investment	177,595	179,353
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$859,634	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$3,281	$6,586
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	10,815	9,103
Stock-based compensation	404	(449)
Loss (gain) on disposals of property and equipment, net	31	(389)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	15,507	(9,131)
Unbilled revenues, net	(16,612)	(17,209)
Accrued or prepaid income taxes	(6)	2,272
Accounts payable and accrued liabilities	(22,719)	(44,780)
Deferred revenues	4,155	(2,123)
Accrued retirement costs	(8,781)	(11,389)
Prepaid expenses and other operating activities	(1,716)	2,246
Net cash used in operating activities	(15,641)	(65,263)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,032)	(2,571)
Proceeds from disposals of property and equipment	—	1,289
Capitalization of computer software costs	(5,643)	(3,372)
Cash surrendered in sale of business	—	(1,554)
Payments for business acquisitions, net of cash acquired	(66,077)	—
Net cash used in investing activities	(73,752)	(6,208)

Cash Flows From Financing Activities:
Cash dividends paid	(3,373)	(2,489)
Payments related to shares received for withholding taxes under stock-based compensation plans	—	(1,327)
Proceeds from shares purchased under employee stock-based compensation plans	9	25
Repurchases of common stock	(137)	(1,391)
Increases in short-term and revolving credit facility borrowings	110,273	55,238
Payments on short-term and revolving credit facility borrowings	(25,002)	(4,125)
Payments on capital lease obligations	(552)	(220)
Dividends paid to noncontrolling interests	—	(142)
Other financing activities	—	(26)
Net cash provided by financing activities	81,218	45,543

Effects of exchange rate changes on cash and cash equivalents	(3,439)	(1,514)
Decrease in cash and cash equivalents	(11,614)	(27,442)
Cash and cash equivalents at beginning of year	52,456	75,953
Cash and cash equivalents at end of period	$40,842	$48,511
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2015	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2015	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net income	—	—	—	2,986	—	2,986	295	3,281
Other comprehensive loss	—	—	—	—	(7,445)	(7,445)	(423)	(7,868)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	36	—	(44)	(120)	—	(128)	—	(128)
Increase in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	5,926	5,926
Balance at March 31, 2015	$30,533	$24,690	$38,977	$300,584	$(229,403)	$165,381	$12,214	$177,595

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income (loss)	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	$30,062	$24,690	$37,365	$288,110	$(181,723)	$198,504	$6,523	$205,027
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and the Company's financial position as of, March 31, 2015 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2015 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Certain prior period amounts within the EMEA/AP segment have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported segment or consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2015 and December 31, 2014, the liabilities of the deferred compensation plan were $11,186,000 and $11,051,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,613,000 and $15,519,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of March 31, 2015 were $6,198,000 and $8,565,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $7,702,000.

2. Business Acquisition
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. Because the financial results of certain of the Company's international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in the Company's consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting to the assets acquired, and liabilities and minority interest assumed, in that acquisition are reflected in the Company's unaudited condensed consolidated results for the three months ended March 31, 2015. As a result, comparability to prior periods' results and financial condition may be limited. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method. For the three months ended March 31, 2015, GAB Robins contribution to the Company's earnings and earnings per share were not material to the unaudited condensed consolidated financial statements and as such, no pro forma information has been presented.
On March 17, 2015, the Company received unconditional clearance from the United Kingdom Competition & Markets Authority to begin integration of GAB Robins with the Company's business operations. The success of the GAB Robins acquisition will depend, in part, on the Company's ability to realize the anticipated synergies and cost savings from integrating the GAB Robins business with its existing business on a timely basis.
As a requirement of accounting under the acquisition method, all identifiable assets acquired and liabilities assumed were recognized using fair value measurement. Based upon the timing of the acquisition, the allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to, among other things, unbilled accounts receivable, intangible assets, deferred taxes, other assets, accrued liabilities, noncontrolling interests, and uncertain tax positions. The purchase price allocation may also be impacted by net debt and net working capital adjustments under the terms of the acquisition agreement. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies and working capital adjustments per the terms of the acquisition agreement. As of March 31, 2015, $1,600,000 of the previously escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's Credit Facility.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the preliminary purchase price allocation to the tangible and intangible assets acquired and liabilities assumed in the GAB Robins acquisition included in the Company's consolidated financial statements on the two-month delayed basis discussed above:

(in thousands)	Opening Balance Sheet

Assets
Cash and cash equivalents	$5,735
Accounts receivable	17,049
Unbilled revenues, at estimated billable amounts	7,169
Prepaid expenses and other current assets	3,136
Property and equipment	4,083
Goodwill	21,410
Intangible assets	40,535
Other noncurrent assets	1,933
Deferred income tax assets	4,833
Total Assets	$105,883

Liabilities
Other current liabilities	$23,565
Noncurrent liabilities	4,580
Total Liabilities	28,145
Net Assets Acquired, Before Noncontrolling Interests	77,738
Noncontrolling interests	5,926
Net Assets Acquired, Net of Noncontrolling Interests	$71,812
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,043,000 being amortized over a preliminary estimated life of 18 years, and the remaining assets listed above are amortized over periods ranging from two to five years. For the three months ended March 31, 2015, the Company recognized amortization expense of $510,000 in our unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. We do not expect that goodwill attributable to the acquisition will be deductible for tax purposes. For the three months ended March 31, 2015 GAB Robins contributed $16,275,000 in revenues. For the period ended March 31, 2015, GAB Robins' contribution to the Company's earnings and earnings per share were not material to the unaudited condensed consolidated financial statements and as such, no pro forma information has been presented.

3. Recently Issued Accounting Standards
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-3, Interest-Imputation of Interest (Subtopic 835-30) "Simplifying the Presentation of Debt Issuance Costs." The new standard focuses on simplification of the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption of the standard.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Amendments to the Consolidation Analysis
In February 2015, FASB issued ASU 2015-2, "Consolidation (topic 810) Amendments to the Consolidation Analysis." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies) that are required to evaluate whether they should consolidate certain legal entities. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, FASB issued ASU 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-8, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines "discontinued operations" similarly to how it is defined under International Financial Reporting Standards 2, "Non-current Assets Held for Sale and Discontinued Operations." The standard became effective in the first quarter of 2015 for public organizations with calendar year-ends. The Company has adopted the standard effective for the first quarter 2015, although it had no impact on the Company's results of operations, financial condition and cash flows for the three months ended March 31, 2015.

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months ended March 31, 2015 and 2014 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
This swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At March 31, 2015, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2015, the Company estimates that its effective income tax rate for 2015 will be approximately 39% after considering known discrete items.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 included the following components:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Service cost	$761	$698
Interest cost	8,227	8,918
Expected return on assets	(10,501)	(11,462)
Amortization of actuarial loss	3,312	3,004
Net periodic benefit cost	$1,799	$1,158
For the three-month period ended March 31, 2015, the Company made contributions of $3,000,000 and $1,678,000, to its underfunded U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $2,600,000 and $1,730,000, respectively, in the comparable period in 2014. The Company is not required to make any additional contributions to its U.S. defined benefit pension plan or to the U.K. plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $6,000,000 and $5,100,000 to its U.S. and U.K. plans, respectively, during the remainder of 2015.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first quarter of 2015 and 2014 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2015		March 31, 2014
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$(214)	$(173)	$2,281	$1,882
Dividends paid	2,138	1,235	1,502	987
Net income available to common shareholders, basic	$1,924	$1,062	$3,783	$2,869

Denominator:
Weighted-average common shares outstanding, basic	30,521	24,690	29,918	24,690
Earnings per share - basic	$0.06	$0.04	$0.13	$0.12

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2015		March 31, 2014
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$(215)	$(172)	$2,317	$1,846
Dividends paid	2,138	1,235	1,502	987
Net income available to common shareholders, diluted	$1,923	$1,063	$3,819	$2,833

Denominator:
Weighted-average common shares outstanding, basic	30,521	24,690	29,918	24,690
Weighted-average effect of dilutive securities	491	—	1,060	—
	31,012	24,690	30,978	24,690
Earnings per share - diluted	$0.06	$0.04	$0.12	$0.11
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	15	—
Performance stock grants excluded because performance conditions had not been met (1)	1,488	2,267
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of March 31, 2015, the Company does not expect these performance measurements to be achieved by December 31, 2015.

The following table details shares issued during the three months ended March 31, 2015 and March 31, 2014. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
CRDA issued under non-employee director stock plan	48	54
CRDA issued under the U.K. ShareSave Scheme	—	6
CRDA issued under Executive Stock Bonus Plan	4	195
CRDA issued upon stock option plan exercises	—	106

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Effective August 16, 2014, the Company's then existing stock repurchase authorization was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
During the three months ended March 31, 2015, the Company repurchased 17,700 shares of CRDA at an average cost of $7.79 per share. During the three months ended March 31, 2014, the Company repurchased 174,108 shares of CRDA at an average cost of $7.99 per share. The Company did not repurchase any shares of CRDB during either of these periods.

8. Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three months ended March 31, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(4,659)	$(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(10,210)	—	(10,210)
Amounts reclassified from accumulated other comprehensive income	—	2,765	2,765
Net current period other comprehensive (loss) income	(10,210)	2,765	(7,445)
Ending balance	$(14,869)	$(214,534)	$(229,403)

	Three months ended March 31, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$3,544	$(182,754)	$(179,210)
Other comprehensive loss before reclassifications	(4,046)	—	(4,046)
Amounts reclassified from accumulated other comprehensive income	—	1,533	1,533
Net current period other comprehensive (loss) income	(4,046)	1,533	(2,513)
Ending balance	$(502)	$(181,221)	$(181,723)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income. See Note 6, "Defined Benefit Pension Plans" for additional details.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2015
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11	$11	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	4,903	—	4,903	—

Liabilities:
Contingent earnout liability (3)	1,118			1,118
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for foreign currency rates and interest rates adjusted for the counterparty's credit risk. The fair value of the cross currency basis swap is included in "Other noncurrent assets" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

(3)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $1,984,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,153,000 at December 31, 2014. The decrease in the Level 3 fair value at March 31, 2015 was due only to foreign currency translation adjustments.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the quarter ended March 31, 2015. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months ended March 31, 2015 and 2014 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Revenues:
Americas	$89,467	$87,891
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	91,263	80,336
Broadspire	69,672	64,758
Legal Settlement Administration	37,375	42,364
Total segment revenues before reimbursements	287,777	275,349
Reimbursements	18,839	14,009
Total revenues	$306,616	$289,358

Segment Operating Earnings:
Americas	$4,976	$6,934
EMEA/AP	1,528	1,900
Broadspire	3,537	2,003
Legal Settlement Administration	4,951	4,967
Total segment operating earnings	14,992	15,804

Deduct:
Unallocated corporate and shared costs and credits, net	(4,296)	(1,743)
Net corporate interest expense	(1,864)	(1,301)
Stock option expense	(149)	(294)
Amortization of customer-relationship intangible assets	(2,098)	(1,592)
Special charges	(1,063)	—
Income before income taxes	$5,522	$10,874
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's four operating segments and make resource allocation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, income taxes, and net income or loss attributable to noncontrolling interests.
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

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Americas
U.S. Claims Field Operations	$20,052	$26,712
U.S. Technical Services	6,563	6,711
U.S. Catastrophe Services	17,368	6,316
Subtotal U.S. Claims Services	43,983	39,739
U.S. Contractor Connection	12,721	12,909
Subtotal U.S. Property & Casualty	56,704	52,648
Canada--all service lines	29,036	31,693
Latin America/Caribbean--all service lines	3,727	3,550
Total Revenues before Reimbursements--Americas	$89,467	$87,891

Broadspire
Workers' Compensation and Liability Claims Management	$29,185	$28,284
Medical Management	36,640	32,792
Risk Management Information Services	3,847	3,682
Total Revenues before Reimbursements--Broadspire	$69,672	$64,758

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2015, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,212,000.
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
The Company is subject to numerous federal, state, and foreign employment laws, and from time to time the Company faces claims by its employees and former employees under such laws. Such claims or litigation involving the Company or any of the Company's current or former employees could divert management's time and attention from the Company's business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company's results of operations, financial position, and cash flows. In the opinion of Company management, adequate provisions have been made for items that are probable and reasonably estimable.
The 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,118,000. The maximum potential earnout is $1,984,000.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Special Charges and Other Income
Special Charges
Special charges for the three months ended March 31, 2015 of $1,063,000 were incurred related to the establishment of the Company's Global Business Services Center ("the Center") in Manila, Philippines. These costs were primarily for professional fees. There were no special charges during the three months ended March 31, 2014.
As of March 31, 2015, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012, and related to the 2015 special charges. The rollforwards of these costs to March 31, 2015 are as follows:

	Three months ended March 31, 2015
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2015	$1,431	$131	$—	$308	$1,870
Additions	—	—	1,063	—	1,063
Adjustments to accruals	(260)	—	—	—	(260)
Cash payments	—	(42)	(13)	—	(55)
Ending balance, March 31, 2015	$1,171	$89	$1,050	$308	$2,618
Other Income
Other income consists of dividend income from our unconsolidated subsidiaries and miscellaneous other income.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 23, 2015. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 7, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, expectations regarding the performance of our various operating segments, anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, our expected future operating results and financial condition, and other long-term liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of our Legal Settlement Administration segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	our ability to achieve projected levels of efficiencies and cost savings from our Global Business Services Center in Manila, Philippines,

•	regulatory changes related to funding of defined benefit pension plans,

•	our underfunded U.S. and U.K. defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2014. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.
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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas; Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP"); Broadspire; and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, the United Kingdom ("U.K."), and the Asia-Pacific region (which includes the Middle East, Africa, and Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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
The legal settlement administration market is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of Chapter 11 bankruptcy filings and the resulting settlements, and general economic conditions. Our revenues for legal settlement administration services are largely project-based, and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.
In recent periods we have derived a material portion of our revenues and operating earnings from a limited number of client engagements and special projects within our Legal Settlement Administration segment, specifically our work on the gulf-related class action settlement. Revenues, and related operating earnings, from the Legal Settlement Administration projects have reduced from prior periods, and we expect them to continue to be at a reduced rate through the remainder of 2015. No assurances of timing of the project end dates and, therefore, continued revenues or operating earnings, can be provided. In the event we are unable to replace revenues and related operating earnings from these projects as they wind down, or upon the termination or other expiration thereof, with revenues and operating earnings from new projects and customers within this or other segments, there could be a material adverse effect on our results of operations.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased $12.4 million or 4.5% for the three months ended March 31, 2015 compared with the same period of 2014. The increase in revenues for the three-month period was primarily due to increases in revenues in our EMEA/AP, Broadspire, and Americas segments more than offsetting a decrease in our Legal Settlement Administration segment. Changes in exchange rates reduced revenues in the Americas segment by $4.2 million and in the EMEA/AP segment by $6.4 million for the three months ended March 31, 2015.
Costs of Services remained relatively consistent as a percent of revenues for the quarter as compared to the 2014 period, due to our efforts to align our operating costs to revenues.
Selling, General, and Administrative ("SG&A") expenses were 1.1% higher in the quarter ended March 31, 2015 compared with the same period of 2014. The increase in costs for the three months ended March 31, 2015 was primarily due to an increase in acquisition and related costs partially offset by lower professional fees and lower self-insured expenses.
During the three months ended March 31, 2015, we recorded $1.1 million in special charges associated with the ongoing implementation of our Global Business Services Center (the "Center") in Manila, Philippines. The Center provides us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Center, which is expected to be phased in through 2018, is expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. An initial estimated charge of approximately $9.0 million is expected to be incurred in 2015, which is expected to be partially offset by initial savings in 2015 of approximately $2.0 million. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Center, or to achieve expected cost savings on a timely basis or at all.

On December 1, 2014, we acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71.8 million. Because the financial results of certain of our international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in our consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting principles to the assets acquired, and liabilities assumed, in that acquisition are first being reflected in our condensed consolidated results as of and for the three months ended March 31, 2015. As a result, comparability to prior periods' results and financial condition may be limited.
As previously discussed in its Annual Report on Form 10-K, the Company expects to incur approximately $7.0 million in special charges associated with the integration of GAB Robins. Additionally, the Company expects to incur a pretax special charge in 2015, currently estimated at $4.0 million, related to restructuring activities in the EMEA/AP and Americas segments.
Operating Earnings of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting." Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions. Operating earnings includes costs for administrative functions required to run our business.
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
Income taxes, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors and affects the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for customer-relationship intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.
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
Special charges are not allocated to any particular operating segment as they arise from non-core items not expected to impact our future performance on a regular recurring basis.
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.

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
Segment Operating Expenses
Our discussion and analysis of segment operating expenses is comprised of two components: "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor."
"Direct Compensation, Fringe Benefits & Non-Employee Labor" includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. As noted above, in our EMEA/AP and Legal Settlement Administration segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct costs of those locations. Likewise, in the Americas segment, administrative costs for Canada, Latin America and the Caribbean are embedded in those locations and are considered direct costs. In our U.S. Claims Services and Broadspire operations certain administrative functions are performed by centralized headquarters staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor." Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.
The allocated indirect costs of our shared-services infrastructure are included in "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor." In addition to allocated corporate and shared costs, "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" includes travel and entertainment, office rent and occupancy costs, automobile expenses, office operating expenses, data processing costs, cost of risk, professional fees, and amortization and depreciation expense other than amortization of customer-relationship intangible assets.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	% Change
Revenues:
Americas	$89,467	$87,891	1.8%
EMEA/AP	91,263	80,336	13.6%
Broadspire	69,672	64,758	7.6%
Legal Settlement Administration	37,375	42,364	(11.8)%
Total revenues, before reimbursements	287,777	275,349	4.5%
Reimbursements	18,839	14,009	34.5%
Total Revenues	$306,616	$289,358	6.0%

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$61,822	$56,751	8.9%
% of related revenues before reimbursements	69.1%	64.6%
EMEA/AP	61,918	57,912	6.9%
% of related revenues before reimbursements	67.8%	72.1%
Broadspire	39,441	37,619	4.8%
% of related revenues before reimbursements	56.6%	58.1%
Legal Settlement Administration	25,402	30,075	(15.5)%
% of related revenues before reimbursements	68.0%	71.0%
Total	$188,583	$182,357	3.4%
% of Revenues before reimbursements	65.5%	66.2%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$22,669	$24,206	(6.3)%
% of related revenues before reimbursements	25.3%	27.5%
EMEA/AP	27,817	20,524	35.5%
% of related revenues before reimbursements	30.5%	25.5%
Broadspire	26,694	25,136	6.2%
% of related revenues before reimbursements	38.3%	38.8%
Legal Settlement Administration	7,022	7,322	(4.1)%
% of related revenues before reimbursements	18.8%	17.3%
Total before reimbursements	84,202	77,188	9.1%
% of Revenues before reimbursements	29.3%	28.0%
Reimbursements	18,839	14,009	34.5%
Total	$103,041	$91,197	13.0%
% of Revenues	33.6%	31.5%
Operating Earnings:
Americas	$4,976	$6,934	(28.2)%
% of related revenues before reimbursements	5.6%	7.9%
EMEA/AP	1,528	1,900	(19.6)%
% of related revenues before reimbursements	1.7%	2.4%
Broadspire	3,537	2,003	76.6%
% of related revenues before reimbursements	5.1%	3.1%
Legal Settlement Administration	4,951	4,967	(0.3)%
% of related revenues before reimbursements	13.2%	11.7%
Deduct:
Unallocated corporate and shared costs and credits, net	(4,296)	(1,743)	146.5%
Net corporate interest expense	(1,864)	(1,301)	43.3%
Stock option expense	(149)	(294)	(49.3)%
Amortization of customer-relationship intangible assets	(2,098)	(1,592)	31.8%
Special charges	(1,063)	—	nm
Income before income taxes	5,522	10,874	(49.2)%
Provision for income taxes	(2,241)	(4,288)	(47.7)%
Net Income	3,281	6,586	(50.2)%
Net (income) loss attributable to noncontrolling interests	(295)	66	nm
Net income attributable to shareholders of Crawford & Company	$2,986	$6,652	(55.1)%
nm = not meaningful

AMERICAS
Operating earnings for our Americas segment were $5.0 million, or 5.6% of revenues before reimbursements, in the first quarter of 2015, compared with $6.9 million, or 7.9% of revenues before reimbursements, in the first quarter of 2014. The decrease was primarily due to reduction in cases from weather related activity in the U.S. compared to the prior year period.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance company markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance
U.S. Claims Field Operations	$20,052	$26,712	(24.9)%
U.S. Technical Services	6,563	6,711	(2.2)%
U.S. Catastrophe Services	17,368	6,316	175.0%
Subtotal U.S. Claims Services	43,983	39,739	10.7%
U.S. Contractor Connection	12,721	12,909	(1.5)%
Subtotal U.S. Property & Casualty	56,704	52,648	7.7%
Canada--all service lines	29,036	31,693	(8.4)%
Latin America/Caribbean--all service lines	3,727	3,550	5.0%
Total Revenues before Reimbursements	$89,467	$87,891	1.8%
The increase in U.S. Claims Services revenues in the first quarter 2015 compared with the first quarter 2014 was due to an increase in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line due to a reduction of weather related case volumes. The variance in revenues was also negatively impacted by approximately $1.1 million, or 1.3% of revenues, in 2014 as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. An outsourcing project for a major U.S. insurance carrier resulted in $12.6 million in revenues in the 2015 period, compared with $1.9 million in the 2014 period. Changes in foreign exchange rates reduced our Americas revenues by approximately 4.7% for the three months ended March 31, 2015. These reductions were offset by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 20.3% in the three months ended March 31, 2015, net of the impact of the affinity revenues and cases.
U.S. Contractor Connection revenues in the first quarter of 2015 also declined slightly compared with the first quarter of 2014 due to a reduction in weather related claim volumes in the 2015 period. Revenues in Canada decreased in the first quarter 2015 compared with the first quarter 2014 due to changes in foreign exchange rates discussed above. The revenue increase in Latin America/Caribbean for the first quarter of 2015 was primarily due to a change in the mix of services provided and rates charged for those services.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment, which are included in total Company revenues, were $3.6 million and $4.3 million for the three-month periods ended March 31, 2015 and 2014, respectively. The decrease in reimbursements is related to the reduction in revenues in the service lines where applicable. The outsourcing project in U.S. Claims Services discussed above is a primary source of the 2015 first quarter revenue increase but does not have reimbursed expenses.

Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2015	March 31, 2014	Variance
U.S. Claims Field Operations	37,353	59,471	(37.2)%
U.S. Technical Services	1,752	1,595	9.8%
U.S. Catastrophe Services	7,880	6,789	16.1%
Subtotal U.S. Claims Services	46,985	67,855	(30.8)%
U.S. Contractor Connection	46,852	51,839	(9.6)%
Subtotal U.S. Property & Casualty	93,837	119,694	(21.6)%
Canada--all service lines	48,642	49,024	(0.8)%
Latin America/Caribbean--all service lines	13,659	17,217	(20.7)%
Total Americas Cases Received	156,138	185,935	(16.0)%
Overall, there was a decrease in segment unit volume, measured principally by cases received, of 16.0%, primarily due to a reduction in high volume, low severity claims in the U.S. Total cases received for U.S. Claims Services decreased in the three months ended March 31, 2015 compared with the same period in 2014 due to the transfer of affinity claims to our Broadspire segment, and fewer cases in our U.S. Claims Field Operations service line due to a reduction in weather related activity and a reduction in high frequency, low severity vehicle appraisals. Approximately 7,500 affinity cases were included in U.S. Claims Field Operations cases received in the three months ended March 31, 2014. The outsourcing project previously mentioned involved the Company providing adjusters to work on the clients premises, accordingly, there were no associated claim volumes for the Company in either period associated with these revenues. Excluding the affinity cases from first quarter 2014 case volumes, the decrease in Americas cases received from the 2014 first quarter to the 2015 first quarter would have been 12.5%.
The decrease in U.S. Contractor Connection cases for the first quarter 2015 compared with the first quarter 2014 was due to a higher number of weather related claims in the 2014 period than in the 2015 period.
The 2015 slight decrease in cases in Canada was primarily due to a reduction in low value property claims compared to the prior year period. The 2015 decrease in cases in Latin America and the Caribbean was primarily due to a reduction in high frequency, low value property and affinity claims in Brazil.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 69.1% in the first quarter of 2015, increasing from 64.6% in the first quarter of 2014. This is primarily due to the higher compensation costs required to service the outsourcing project referred to above.
The dollar amount of these expenses increased in the 2015 three-month period to $61.8 million from $56.8 million in the comparable 2014 period. There was an average of 2,914 full-time equivalent employees (including 434 catastrophe adjusters) in this segment during the first three months of 2015, compared with an average of 2,654 employees (including 185 catastrophe adjusters) during the 2014 period. The increase in the first quarter of 2015 compared with the first quarter of 2014 was primarily due to the outsourcing project mentioned above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $22.7 million, or 25.3% of segment revenues before reimbursements, for the quarter ended March 31, 2015 compared with $24.2 million, or 27.5% of segment revenues before reimbursements, for the comparable quarter of 2014. The 2015 first quarter decrease is due to continuing expense controls including a reduction in bad debt expense from current collections of accounts receivable, and reductions in insurance and other office expenses.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $1.5 million, or 1.7% of revenues before reimbursements, for the three months ended March 31, 2015 compared with 2014 first quarter operating earnings of $1.9 million, or 2.4% of revenues before reimbursements. The decline in EMEA/AP operating earnings was due to a reduction in weather-related claim activity in the U.K. in the 2015 first quarter compared to the 2014 period, partially offset by an improvement in our European operations and specialty markets.
Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance
U.K.	$43,096	$30,015	43.6%
Europe	23,731	25,813	(8.1)%
Asia-Pacific	24,436	24,508	(0.3)%
Total EMEA/AP Revenues before Reimbursements	$91,263	$80,336	13.6%
The increase in revenues in the U.K. for the first quarter of 2015 compared with the first quarter of 2014 was due to the acquisition of GAB Robins, which accounted for $16.3 million in revenues. Excluding revenues from the GAB Robins acquisition and changes in exchange rates, EMEA/AP revenues increased by 1.3% compared with the prior year.
As a component of our acquisition of GAB Robins, the Company acquired a contractor repair business where they were the principal in the relationship with clients. As the principal in this business, both revenues and the corresponding contractor costs are reported at gross values. These contractor expenses are recorded within "Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor." They are reported in this category instead of "Direct Compensation, Fringe Benefits & Non-Employee Labor" as the services performed by these outside contractors are not services that can be performed by the workforce. The Middle East and Africa operations were transferred to Asia-Pacific effective January 1, 2015. The geographic region previously named Continental Europe, Middle East, and Africa ("CEMEA") has been renamed to Europe. The results of prior periods have been revised to conform to the current presentation.
Overall case volumes increased 10.8% for the three months ended March 31, 2015 compared with the same period of 2014. The GAB Robins acquisition contributed 8.3% of this increase. Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 8.0% for the three months ended March 31, 2015 as compared with the 2014 period. Changes in product mix and in the rates charged for those services accounted for a 1.2% revenue decrease for the three months ended March 31, 2015 compared with the same period in 2014, net of the impact of the GAB Robins revenues and cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment, which are included in total Company revenues, increased to $5.2 million for the three months ended March 31, 2015 from $4.9 million in the comparable period in 2014. This increase primarily resulted from the GAB Robins acquisition, net of a decline in weather-related claims in the U.K.
EMEA/AP unit volumes by region, measured by cases received, for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2015	March 31, 2014	Variance
U.K.	28,185	24,108	16.9%
Europe	71,720	59,058	21.4%
Asia-Pacific	40,749	43,785	(6.9)%
Total EMEA/AP Cases Received	140,654	126,951	10.8%

Overall case volumes were higher in the 2015 period compared with the same period in 2014. The increase was driven by higher case volume in Europe, primarily in the Netherlands, Spain, Germany, and Scandinavia, due to expanding insurer contracts. The U.K. case volumes include the impact of the GAB Robins acquisition, which accounted for 10,500 cases for the first quarter. Excluding the acquisition, U.K case volumes were down as compared to the 2014 period, primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity claims. The decrease in Asia-Pacific is due to a decline in high frequency, low severity cases in Singapore and China.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 67.8% for the three months ended March 31, 2015 compared with 72.1% for the comparable period in 2014. The variance was primarily a function of the mix of services provided. The dollar amount of these expenses increased for the 2015 three-month period to $61.9 million from $57.9 million in 2014. The increase is due to the GAB Robins acquisition in the U.K. and continued investment in the start-up operations of our specialty markets services. Excluding the impact of the GAB Robins contractor repair revenue, direct compensation, fringe benefits, and non-employee labor expenses would have been 73.0% of revenues in the 2015 first quarter. This variance is due to reduced utilization of our U.K. staff in the first quarter and the GAB Robins acquisition. There was an average of 3,286 full-time equivalent employees in this segment in the quarter ended March 31, 2015 compared with an average of 2,947 in the 2014 period. The first quarter average includes 565 full-time equivalent employees from the GAB Robins and Buckley Scott acquisitions.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 30.5% of EMEA/AP revenues before reimbursements for the three months ended March 31, 2015 compared with 25.5% for the comparable period in 2014. The amount of the expenses increased to $27.8 million in the first quarter of 2015 from $20.5 million in the first quarter of 2014. The increases in both amount and percentage is primarily due to the GAB Robins acquisition in the U.K. due to the contractor repair business discussed above. Excluding the increase from the GAB Robins contractor repair business, expenses other than reimbursements, direct compensation, fringe benefits & non-employee labor would have been 25.3% of revenues in the 2015 first quarter.

BROADSPIRE
Our Broadspire segment reported operating earnings of $3.5 million, or 5.1% of revenues before reimbursements, for the first quarter of 2015, compared with $2.0 million, or 3.1% of revenues before reimbursements, for the first quarter of 2014.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Beginning January 1, 2015, the affinity business previously handled by our U.S. Claims Services service line in the Americas segment was rebranded as accident and health services and is now in our Broadspire segment. These revenues were $1.3 million in the three months ended March 31, 2015, or 2.0% of first quarter 2015 revenues, and are included in the workers' compensation and liability claims management service line. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance
Workers' Compensation and Liability Claims Management	$29,185	$28,284	3.2%
Medical Management	36,640	32,792	11.7%
Risk Management Information Services	3,847	3,682	4.5%
Total Broadspire Revenues before Reimbursements	$69,672	$64,758	7.6%
Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 32.8% from the 2014 first quarter to the 2015 first quarter. These increases were partially offset by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 7.7%% in the three months ended March 31, 2015, net of the impact of the accident and health revenues and cases.

The overall increase in 2015 revenues compared with the same periods in 2014 was primarily due to organic growth, new clients, higher client retention, the transfer of accident and health cases from our U.S. Claims Services service line in the Americas segment, and increased medical management services referrals.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.0 million for both of the three-month periods ended March 31, 2015 and 2014.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2015	March 31, 2014	Variance
Workers' Compensation	48,025	38,075	26.1%
Casualty	36,009	18,434	95.3%
Other	27,420	27,447	(0.1)%
Total Broadspire Cases Received	111,454	83,956	32.8%
The 2015 increase in workers' compensation cases resulted from new clients and higher case volumes from existing clients. The increase in casualty cases in the first quarter of 2015 compared to the same period in 2014 was partially due to new clients and from the handling of approximately 16,300 accident and health cases in the first quarter of 2015, which in prior periods were handled by our U.S. Claims Services service line in the Americas segment. All accident and health cases in the U.S. are now handled by our Broadspire segment. Excluding the accident and health cases, the increase in Broadspire cases received from the 2014 first quarter to the 2015 first quarter would have been 13.3%.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expenses, as a percent of the related revenues before reimbursements, decreased from 58.1% for the 2014 first quarter to 56.6% in the 2015 first quarter. The decline was due to improved employee utilization. Average full-time equivalent employees in this segment totaled 1,802 in the first quarter of 2015, up from 1,645 in the comparable 2014 period. The increase in employees is due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the transfer of employees handling accident and health cases from the Americas segment.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 38.3% for the three months ended March 31, 2015, compared with 38.8% in the comparable 2014 period. The amount of these expenses increased 6.2% for the first quarter of 2015 due to the growth in revenues.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in the 2015 first quarter declined compared with prior year period levels primarily because of lower revenues from the Deepwater Horizon class action settlement project and a few other large projects. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2015, although at a reduced rate. No assurances of timing of the Deepwater Horizon project end date and, therefore, continued revenues from this project, can be provided.
Our Legal Settlement Administration segment reported operating earnings of $5.0 million for both of the three-month periods ended March 31, 2015 and 2014. The related segment operating margin increased from 11.7% for the three months ended March 31, 2014 to 13.2% in the comparable 2015 period due to lower direct compensation expense, fringe benefits, and non-employee labor expenses.

Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. Legal Settlement Administration revenues before reimbursements decreased to $37.4 million for the three months ended March 31, 2015 from $42.4 million for the comparable 2014 period. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At March 31, 2015 we had a backlog of projects awarded totaling approximately $102.7 million, compared with $101.0 million at March 31, 2014. Of the $102.7 million backlog at March 31, 2015, an estimated $82.0 million is expected to be recognized as revenues over the remainder of 2015.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $9.1 million in the first quarter of 2015 compared with $3.9 million in the comparable 2014 period. This increase is due to a higher volume of case administration work for settlements in the 2015 period.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements was 68.0% in the three months ended March 31, 2015 compared with 71.0% in the comparable 2014 period. The amount of related expenses declined to $25.4 million for the first quarter of 2015 compared with $30.1 million for the comparable 2014 period.This decline was primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. Average full-time equivalent employees in this segment totaled 785 for the three-month period ended March 31, 2015 and 772 for the comparable period in 2014. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 18.8% for the three-month period ended March 31, 2015 compared with 17.3% for the comparable 2014 period. The dollar amount of these expenses decreased slightly to $7.0 million in the 2015 first quarter as compared with $7.3 million in the 2014 first quarter.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2015, we estimate that our effective income tax rate for 2015 will be approximately 39% after considering known discrete items.
The provision for income taxes on consolidated income totaled $2.2 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in the provision for income taxes on consolidated income for the quarter ended March 31, 2015 compared with the comparable period of 2014 was primarily due to the overall decrease in income. Fluctuations in the mix of income earned in the jurisdictions in which the Company operates in the first quarter of 2015 increased the overall effective rate as compared with the 2014 period.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. Interest income totaled $165,000 and $197,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense for the quarter ended March 31, 2015 compared with the 2014 period was due to increased borrowings outstanding for the 2015 quarter, which were used to finance the GAB Robins acquisition. We pay interest based on variable rates. Future levels of interest expense are dependent on the future direction of interest rates as well as the level of outstanding borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $149,000 was recognized during the three months ended March 31, 2015, compared with $294,000 for the comparable period in 2014. The decrease from the three-month comparable period in 2014 is due to the higher expense recognized in the 2014 period due to the multi-year vesting schedule of a prior grant.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.1 million and $1.6 million for the three-month periods ended March 31, 2015 and 2014, respectively. The increase in the 2015 period over the 2014 period is due to the amortization of intangible assets acquired as a part of the GAB Robins and Buckley Scott acquisitions. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months ended March 31, 2015 and 2014, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were net costs of $4.3 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. The increased costs for the three months ended March 31, 2015 compared with the same period in 2014 were primarily due to an increase in acquisition and related costs, partially offset by lower professional fees and lower self-insured expenses.
Special Charges
Special charges for the three months ended March 31, 2015 of $1.1 million were incurred related to the establishment of the Company's Global Business Services Center ("the Center") in Manila, Philippines. These costs were primarily for professional fees. There were no special charges during the three months ended March 31, 2014.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2015, our working capital balance (current assets less current liabilities) was approximately $114.0 million, an increase of $6.0 million from the working capital balance at December 31, 2014. Our cash and cash equivalents were $40.8 million at March 31, 2015, compared with $52.5 million at December 31, 2014.

Cash and cash equivalents as of March 31, 2015 consisted of $13.7 million held in the U.S. and $27.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $15.6 million for the quarter ended March 31, 2015, compared with $65.3 million for the comparable period of 2014. The improvement in cash used in operating activities in the first quarter of 2015 compared with the first quarter of 2014 was primarily due to improved collections of year-end accounts receivable, increases in deferred revenue, and lower payments for accrued liabilities, including incentive compensation.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $73.8 million in the quarter ended March 31, 2015 compared with $6.2 million in the first quarter of 2014. In the first three months of 2015, cash used in investing activities included $66.1 million net cash used to complete the acquisition of GAB Robins.
Cash Provided by Financing Activities
Cash provided by financing activities was $81.2 million for the quarter ended March 31, 2015 compared with $45.5 million for the 2014 period. We paid $3.4 million in dividends in the first quarter of 2015, compared with $2.5 million in the first quarter of 2014. During the first quarter of 2015, we increased our short-term borrowings and book overdraft by $85.3 million, primarily including amounts to fund the GAB Robins acquisition. During the first quarter of 2014, we increased our short-term borrowings and book overdraft by $51.1 million primarily to fund working capital needs, repurchased $1.4 million of common stock under our share repurchase program, and paid $1.3 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.2 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $127.1 million at March 31, 2015. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $245.6 million as of March 31, 2015 compared with $156.8 million at December 31, 2014.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $126.9 million and $8.1 million, respectively, at December 31, 2014 based on accumulated benefit obligations of $548.2 million and $273.1 million for the U.S. Qualified Plan and the U.K. plans, respectively.

The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the other plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $6.0 million and $5.1 million to the U.S. and U.K. plans, respectively, in the remainder of 2015.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 compared with our Condensed Consolidated Balance Sheet as of December 31, 2014 were as follows:

•
Cash and cash equivalents decreased $11.6 million, or $8.2 million net of currency exchange, primarily due to the increase in unbilled revenues and the decrease in accounts payable and various liabilities discussed below.

•
Accounts receivable decreased $20.7 million excluding the effect of the GAB Robins acquisition, and $15.5 million excluding the GAB Robins acquisition and currency exchange impacts. This decrease was primarily due to decreased receivables in Legal Settlement Administration, Australia, U.K., and Canada, when compared with December 31, 2014 balances.

•
Unbilled revenues increased $11.5 million excluding the impact of the GAB Robins acquisition, or $16.6 million excluding the GAB Robins acquisition and currency exchange impacts. This increase was primarily due to increased unbilled revenues in Legal Settlement Administration, U.S. Claims Services, the U.K., and Canada, when compared with December 31, 2014 balances.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $33.7 million excluding the impact of the GAB Robins acquisition. This decrease was primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plans.

Off-Balance Sheet Arrangements
At March 31, 2015, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Our obligations under these operating lease agreements have not changed materially since December 31, 2014.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards Adopted
ASU 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" was adopted during the first quarter 2015 with no impact to the unaudited condensed consolidated financial statements.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Effective August 16, 2014, the Company's then existing stock repurchase authorization was replaced with a new authorization pursuant to which the Company has been authorized to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
The table below sets forth the repurchases of CRDA and CRDB by the Company during each month in the quarter ended March 31, 2015. As of March 31, 2015, the Company's authorization to repurchase shares of its common stock was limited to 1,955,300 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2014				1,973,000
January 1, 2015 - January 31, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of January 31, 2015				1,973,000
February 1, 2015 - February 28, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of February 28, 2015				1,973,000
March 1, 2015 - March 31, 2015
CRDA	17,700	$7.79	17,700
CRDB	—	$—	—
Totals as of March 31, 2015	17,700		17,700	1,955,300

Item 6. Exhibits
See Index to Exhibits on page 39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 7, 2015	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2015	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10	Terms of Employment Agreement between Vince Cole and the Registrant, dated February 11, 2015

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents