Form 10-Q
period 2015-06-30
CRAWFORD & CO
filed 2015-08-03
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant's classes of common stock as of July 24, 2015 was as follows:

Class A Common Stock, $1.00 par value: 30,822,826
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2015

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2015	2014
Revenues:

Revenues before reimbursements	$304,398	$288,216
Reimbursements	20,018	18,837
Total Revenues	324,416	307,053

Costs and Expenses:

Costs of services provided, before reimbursements	232,108	208,249
Reimbursements	20,018	18,837
Total costs of services	252,126	227,086

Selling, general, and administrative expenses	57,221	60,902

Corporate interest expense, net of interest income of $195 and $158, respectively	2,042	1,551

Special charges	4,242	—

Total Costs and Expenses	315,631	289,539

Other Income	102	42

Income Before Income Taxes	8,887	17,556

Provision for Income Taxes	4,709	6,962

Net Income	4,178	10,594

Net Income Attributable to Noncontrolling Interests	(124)	(130)

Net Income Attributable to Shareholders of Crawford & Company	$4,054	$10,464

Earnings Per Share - Basic:
Class A Common Stock	$0.08	$0.19
Class B Common Stock	$0.06	$0.18

Earnings Per Share - Diluted:
Class A Common Stock	$0.08	$0.19
Class B Common Stock	$0.06	$0.18

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,673	30,256
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,137	30,914
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.05
Class B Common Stock	$0.05	$0.04
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014
Revenues:

Revenues before reimbursements	$592,175	$563,565
Reimbursements	38,857	32,846
Total Revenues	631,032	596,411

Costs and Expenses:

Costs of services provided, before reimbursements	451,431	412,142
Reimbursements	38,857	32,846
Total costs of services	490,288	444,988

Selling, general, and administrative expenses	117,608	120,632

Corporate interest expense, net of interest income of $360 and $355, respectively	3,906	2,852

Special charges	5,305	—

Total Costs and Expenses	617,107	568,472

Other Income	484	491

Income Before Income Taxes	14,409	28,430

Provision for Income Taxes	6,950	11,250

Net Income	7,459	17,180

Net Income Attributable to Noncontrolling Interests	(419)	(64)

Net Income Attributable to Shareholders of Crawford & Company	$7,040	$17,116

Earnings Per Share - Basic:
Class A Common Stock	$0.15	$0.32
Class B Common Stock	$0.11	$0.30

Earnings Per Share - Diluted:
Class A Common Stock	$0.14	$0.32
Class B Common Stock	$0.11	$0.30

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,597	30,088
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,079	30,948
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.14	$0.10
Class B Common Stock	$0.10	$0.08
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2015	2014

Net Income	$4,178	$10,594

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) income, net of tax of $0 and $0, respectively	(625)	4,485

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $995 and $931, respectively	2,036	1,967

Other Comprehensive Income	1,411	6,452

Comprehensive Income	5,589	17,046

Comprehensive loss (income) attributable to noncontrolling interests	182	(298)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$5,771	$16,748

	Six Months Ended June 30,
(In thousands)	2015	2014

Net Income	$7,459	$17,180

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) income net of tax of $0 and $0, respectively	(11,258)	80

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,071 and $1,844, respectively	4,801	3,500

Other Comprehensive (Loss) Income	(6,457)	3,580

Comprehensive Income	1,002	20,760

Comprehensive loss attributable to noncontrolling interests	310	127

Comprehensive Income Attributable to Shareholders of Crawford & Company	$1,312	$20,887

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$62,454	$52,456
Accounts receivable, less allowance for doubtful accounts of $12,358 and $10,960, respectively	181,387	180,096
Unbilled revenues, at estimated billable amounts	117,169	103,163
Income taxes receivable	2,779	2,779
Prepaid expenses and other current assets	29,628	29,089
Total Current Assets	393,417	367,583
Property and Equipment:
Property and equipment	148,205	143,273
Less accumulated depreciation	(107,204)	(102,414)
Net Property and Equipment	41,001	40,859
Other Assets:
Goodwill	142,402	131,885
Intangible assets arising from business acquisitions, net	110,314	75,895
Capitalized software costs, net	78,770	75,536
Deferred income tax assets	70,357	66,927
Other noncurrent assets	34,614	30,634
Total Other Assets	436,457	380,877
TOTAL ASSETS	$870,875	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$3,320	$2,002
Accounts payable	49,723	48,597
Accrued compensation and related costs	72,289	82,151
Self-insured risks	13,601	14,491
Income taxes payable	4,616	2,618
Deferred income taxes	14,228	14,523
Deferred rent	12,464	13,576
Other accrued liabilities	39,870	35,784
Deferred revenues	45,623	45,054
Current installments of long-term debt and capital leases	1,885	763
Total Current Liabilities	257,619	259,559
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	249,447	154,046
Deferred revenues	26,800	26,706
Self-insured risks	10,110	10,041
Accrued pension liabilities	126,929	142,343
Other noncurrent liabilities	18,861	17,271
Total Noncurrent Liabilities	432,147	350,407
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,706 and 30,497 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	30,706	30,497
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	40,113	38,617
Retained earnings	301,254	301,091
Accumulated other comprehensive loss	(227,686)	(221,958)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	169,077	172,937
Noncontrolling interests	12,032	6,416
Total Shareholders' Investment	181,109	179,353
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$870,875	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$7,459	$17,180
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,407	18,574
Stock-based compensation	1,280	743
Loss on disposals of property and equipment, net	33	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	13,338	(26,366)
Unbilled revenues, net	(11,507)	(13,564)
Accrued or prepaid income taxes	2,371	3,633
Accounts payable and accrued liabilities	(16,777)	(37,314)
Deferred revenues	(308)	(2,025)
Accrued retirement costs	(12,794)	(15,423)
Prepaid expenses and other operating activities	5,718	(5,057)
Net cash provided by (used in) operating activities	10,220	(59,619)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,333)	(5,691)
Proceeds from disposals of property and equipment	—	1,289
Capitalization of computer software costs	(10,871)	(7,930)
Cash surrendered in sale of business	—	(1,554)
Payments for business acquisitions, net of cash acquired	(66,077)	—
Net cash used in investing activities	(82,281)	(13,886)

Cash Flows From Financing Activities:
Cash dividends paid	(6,757)	(4,991)
Payments related to shares received for withholding taxes under stock-based compensation plans	(2)	(1,361)
Proceeds from shares purchased under employee stock-based compensation plans	444	518
Repurchases of common stock	(137)	(2,791)
Increases in short-term and revolving credit facility borrowings	117,672	79,142
Payments on short-term and revolving credit facility borrowings	(24,951)	(24,424)
Payments on capital lease obligations	(1,072)	(440)
Dividends paid to noncontrolling interests	—	(142)
Other financing activities	(2)	(32)
Net cash provided by financing activities	85,195	45,479

Effects of exchange rate changes on cash and cash equivalents	(3,136)	(193)
Increase (decrease) in cash and cash equivalents	9,998	(28,219)
Cash and cash equivalents at beginning of year	52,456	75,953
Cash and cash equivalents at end of period	$62,454	$47,734
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2015	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2015	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net income	—	—	—	2,986	—	2,986	295	3,281
Other comprehensive loss	—	—	—	—	(7,445)	(7,445)	(423)	(7,868)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	36	—	(44)	(120)	—	(128)	—	(128)
Increase in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	5,926	5,926
Balance at March 31, 2015	30,533	24,690	38,977	300,584	(229,403)	165,381	12,214	177,595
Net income	—	—	—	4,054	—	4,054	124	4,178
Other comprehensive income (loss)	—	—	—	—	1,717	1,717	(306)	1,411
Cash dividends paid	—	—	—	(3,384)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	876	—	—	876	—	876
Common stock activity, net	173	—	260		—	433	—	433
Balance at June 30, 2015	$30,706	$24,690	$40,113	$301,254	$(227,686)	$169,077	$12,032	$181,109

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	30,062	24,690	37,365	288,110	(181,723)	198,504	6,523	205,027
Net income	—	—	—	10,464	—	10,464	130	10,594
Other comprehensive income	—	—	—	—	6,284	6,284	168	6,452
Cash dividends paid	—	—	—	(2,502)	—	(2,502)	—	(2,502)
Stock-based compensation	—	—	1,192	—	—	1,192	—	1,192
Common stock activity, net	153	—	163	(1,235)	—	(919)	—	(919)
Balance at June 30, 2014	$30,215	$24,690	$38,720	$294,837	$(175,439)	$213,023	$6,821	$219,844
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and the Company's financial position as of, June 30, 2015 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2015 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2015 and December 31, 2014, the liabilities of the deferred compensation plan were $11,504,000 and $11,051,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,706,000 and $15,519,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and is consolidating LWI. Total assets and liabilities of LWI as of June 30, 2015 were $8,611,000 and $10,694,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $9,246,000.

2. Business Acquisition
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. Because the financial results of certain of the Company's international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in the Company's consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting to the assets acquired, and liabilities and noncontrolling interest assumed, in that acquisition have been reflected in the Company's unaudited condensed consolidated results for the three months and six months ended June 30, 2015. As a result, comparability to prior periods' results and financial condition may be limited. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method. For the three months and six months ended June 30, 2015, GAB Robins contribution to the Company's earnings and earnings per share were not material to the unaudited condensed consolidated financial statements and as such, no pro forma information is required to be presented.
As a requirement of accounting under the acquisition method, all identifiable assets acquired and liabilities assumed were recognized using fair value measurement. Based upon the timing of the acquisition, the allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to, among other things, unbilled accounts receivable, intangible assets, deferred taxes, other assets, accrued liabilities, noncontrolling interests, and uncertain tax positions. The purchase price allocation may also be impacted by net debt and net working capital adjustments under the terms of the acquisition agreement. During the measurement period since the acquisition, adjustments have been made to the preliminary purchase accounting for receivables, prepaid and other current assets acquired, and other current liabilities assumed based on additional information gathered. These measurement period adjustments did not affect amounts recorded to the income statement during the first quarter of 2015. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies and working capital adjustments per the terms of the acquisition agreement. As of June 30, 2015, $1,600,000 of the previously escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the preliminary purchase price allocation to the tangible and intangible assets acquired and liabilities assumed in the GAB Robins acquisition included in the Company's condensed consolidated financial statements on the two-month delayed basis as discussed above:

(in thousands)	Opening Balance Sheet

Assets
Cash and cash equivalents	$5,735
Accounts receivable	19,182
Unbilled revenues, at estimated billable amounts	7,169
Prepaid expenses and other current assets	7,443
Property and equipment	4,083
Goodwill	14,119
Intangible assets	40,535
Other noncurrent assets	1,933
Deferred income tax assets	4,833
Total Assets	$105,032

Liabilities
Other current liabilities	$22,714
Noncurrent liabilities	4,580
Total Liabilities	27,294
Net Assets Acquired, Before Noncontrolling Interests	77,738
Noncontrolling interests	5,926
Net Assets Acquired, Net of Noncontrolling Interests	$71,812
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over a preliminary estimated life of 18 years, and the remaining assets listed above are being amortized over periods ranging from two to five years. For the three months and six months ended June 30, 2015, the Company recognized amortization expense of $749,000 and $1,259,000, respectively, in its unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes. For the three months and six months ended June 30, 2015, GAB Robins accounted for $21,820,000 and $38,095,000 of the Company's consolidated revenues before reimbursements, respectively. The results of GAB Robins are reported in the EMEA/AP segment.

3. Recently Issued Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. On April 29, 2015 the FASB proposed and on July 9, 2015 approved, a one year deferral of the effective date of this standard, which would change the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard focuses on simplification of the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. At the Emerging Issues Task Force ("EITF") meeting held in June 2015, the EITF clarified that fees incurred to secure revolver debt arrangements were not addressed by ASU 2015-03 and the SEC observer at the EITF meeting stated that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving debt agreement. Following this announcement, management determined that adoption of this standard is not expected to have any impact on the financial statements of the Company.
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The FASB amended its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses will be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.
Amendments to the Consolidation Analysis
In February 2015, FASB issued ASU 2015-02, "Consolidation (topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies) that are required to evaluate whether they should consolidate certain legal entities. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-8, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines "discontinued operations" similarly to how it is defined under International Financial Reporting Standards 2, "Non-current Assets Held for Sale and Discontinued Operations." The standard became effective in the first quarter of 2015 for public organizations with calendar year-ends. The Company has adopted the standard effective for the first quarter 2015, although it had no impact on the Company's results of operations, financial condition and cash flows for the six months ended June 30, 2015.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Income over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months and six months ended June 30, 2015 and 2014 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
This swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At June 30, 2015, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2015, the Company estimates that its effective income tax rate for 2015 will be approximately 46% after considering known discrete items.

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$671	$706	$1,432	$1,404
Interest cost	8,045	8,996	16,272	17,914
Expected return on assets	(10,323)	(11,600)	(20,824)	(23,062)
Amortization of actuarial loss	2,952	2,840	6,264	5,844
Net periodic benefit cost	$1,345	$942	$3,144	$2,100
For the six-month period ended June 30, 2015, the Company made contributions of $6,000,000 and $3,303,000, to its underfunded U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $11,950,000 and $3,432,000, respectively, in the comparable period in 2014. The Company is not required to make any additional contributions to its U.S. defined benefit pension plan or to the U.K. plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $3,000,000 and $3,400,000 to its U.S. and U.K. plans, respectively, during the remainder of 2015.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first and second quarters of 2015 and 2014 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$371	$299	$4,384	$3,578	$156	$127	$6,660	$5,465
Dividends paid	2,149	1,235	1,514	988	4,288	2,469	3,016	1,975
Net income available to common shareholders, basic	$2,520	$1,534	$5,898	$4,566	$4,444	$2,596	$9,676	$7,440

Denominator:
Weighted-average common shares outstanding, basic	30,673	24,690	30,256	24,690	30,597	24,690	30,088	24,690
Earnings per share - basic	$0.08	$0.06	$0.19	$0.18	$0.15	$0.11	$0.32	$0.30
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(in thousands, except earnings per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$374	$296	$4,427	$3,535	$157	$126	$6,744	$5,381
Dividends paid	2,149	1,235	1,514	988	4,288	2,469	3,016	1,975
Net income available to common shareholders, diluted	$2,523	$1,531	$5,941	$4,523	$4,445	$2,595	$9,760	$7,356

Denominator:
Weighted-average common shares outstanding, basic	30,673	24,690	30,256	24,690	30,597	24,690	30,088	24,690
Weighted-average effect of dilutive securities	464	—	658	—	482	—	860	—
	31,137	24,690	30,914	24,690	31,079	24,690	30,948	24,690
Earnings per share - diluted	$0.08	$0.06	$0.19	$0.18	$0.14	$0.11	$0.32	$0.30

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	15	—	15	—
Performance stock grants excluded because performance conditions had not been met (1)	2,094	2,267	2,094	2,267
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved. As of June 30, 2015, the Company does not expect these performance measurements to be achieved by December 31, 2015.

The following table details shares issued during the three months and six months ended June 30, 2015 and June 30, 2014. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
CRDA issued under non-employee director stock plan	7	6	55	60
CRDA issued under the U.K. ShareSave Scheme	96	255	96	261
CRDA issued under Executive Stock Bonus Plan	70	56	74	251
CRDA issued upon stock option plan exercises	—	—	—	106
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
During the three months and six months ended June 30, 2015, the Company repurchased 0 shares and 17,700 shares of CRDA, respectively, at an average cost of $7.79 per share. During the three months and six months ended June 30, 2014, the Company repurchased 163,830 and 337,938 shares of CRDA, respectively, at an average cost of $8.54 and $8.26 per share, respectively. The Company did not repurchase any shares of CRDB during any of these periods.

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

	Three months ended June 30, 2015			Six months ended June 30, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(14,869)	$(214,534)	$(229,403)	$(4,659)	$(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(319)	—	(319)	(10,529)	—	(10,529)
Amounts reclassified from accumulated other comprehensive income	—	2,036	2,036	—	4,801	4,801
Net current period other comprehensive (loss) income	(319)	2,036	1,717	(10,529)	4,801	(5,728)
Ending balance	$(15,188)	$(212,498)	$(227,686)	$(15,188)	$(212,498)	$(227,686)

	Three months ended June 30, 2014			Six months ended June 30, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(502)	$(181,221)	$(181,723)	$3,544	$(182,754)	$(179,210)
Other comprehensive income before reclassifications	4,317	—	4,317	271	—	271
Amounts reclassified from accumulated other comprehensive income	—	1,967	1,967	—	3,500	3,500
Net current period other comprehensive income	4,317	1,967	6,284	271	3,500	3,771
Ending balance	$3,815	$(179,254)	$(175,439)	$3,815	$(179,254)	$(175,439)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2015
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11	$11	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	4,530	—	4,530	—

Liabilities:
Contingent earnout liability (3)	1,170	—	—	1,170
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

(3)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $2,017,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,153,000 at December 31, 2014. The change in the Level 3 fair value at June 30, 2015 was due to foreign currency translation adjustments and inputed interest.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or six months ended June 30, 2015. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and six months ended June 30, 2015 and 2014 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Americas	$99,190	$93,601	$188,657	$181,492
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	97,191	87,246	188,454	167,582
Broadspire	73,693	66,706	143,365	131,464
Legal Settlement Administration	34,324	40,663	71,699	83,027
Total segment revenues before reimbursements	304,398	288,216	592,175	563,565
Reimbursements	20,018	18,837	38,857	32,846
Total revenues	$324,416	$307,053	$631,032	$596,411

Segment Operating Earnings:
Americas	$9,896	$8,142	$14,872	$15,076
EMEA/AP	1,106	4,310	2,634	6,210
Broadspire	6,006	2,715	9,543	4,718
Legal Settlement Administration	3,721	5,700	8,672	10,667
Total segment operating earnings	20,729	20,867	35,721	36,671

Deduct/Add:
Unallocated corporate and shared (costs) and credits, net	(3,046)	53	(7,342)	(1,690)
Net corporate interest expense	(2,042)	(1,551)	(3,906)	(2,852)
Stock option expense	(178)	(202)	(327)	(496)
Amortization of customer-relationship intangible assets	(2,334)	(1,611)	(4,432)	(3,203)
Special charges	(4,242)	—	(5,305)	—
Income before income taxes	$8,887	$17,556	$14,409	$28,430
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

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Americas
U.S. Claims Field Operations	$19,928	$25,235	$39,980	$51,955
U.S. Technical Services	7,503	6,314	14,066	13,025
U.S. Catastrophe Services	23,337	11,489	40,705	17,797
Subtotal U.S. Claims Services	50,768	43,038	94,751	82,777
U.S. Contractor Connection	16,131	14,221	28,852	27,130
Subtotal U.S. Property & Casualty	66,899	57,259	123,603	109,907
Canada--all service lines	29,205	32,815	58,241	64,508
Latin America/Caribbean--all service lines	3,086	3,527	6,813	7,077
Total Revenues before Reimbursements--Americas	$99,190	$93,601	$188,657	$181,492

Broadspire
Workers' Compensation and Liability Claims Management	$30,352	$27,720	$59,537	$56,004
Medical Management	39,678	35,054	76,318	67,846
Risk Management Information Services	3,663	3,932	7,510	7,614
Total Revenues before Reimbursements--Broadspire	$73,693	$66,706	$143,365	$131,464

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2015, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,211,000.
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
The 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,170,000. The maximum potential earnout is $2,017,000.
Effective June 24, 2015, the Company entered into 10-year operating leases for approximately 16,000 square feet of office space in London, England, for its EMEA/AP segment as a replacement and consolidation of certain of its London facilities. The Company has future total lease payments associated with the leases of approximately $15,230,000 subject to market rate adjustments on the fifth anniversary of the lease commitment date. Additionally, the Company is responsible for certain value-added taxes and operating expenses.

CRAWFORD & COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Special Charges and Other Income
Special Charges
Special charges for the three months and six months ended June 30, 2015, of $4,242,000 and $5,305,000 respectively were incurred related to the establishment of the Company's Global Business Services Center ("the Center") in Manila, Philippines, integration costs related to the GAB Robins acquisition, and expenses related to restructuring activities in the EMEA/AP and Americas segments. For the quarter and six-month period ended June 30, 2015, $1,196,000 and $2,259,000 respectively were recorded in costs related to the establishment of the Center primarily for professional fees. Additionally, $1,046,000 and $2,000,000 respectively were incurred for the quarter and six-month period ended June 30, 2015 related to the GAB Robins acquisition integration and restructuring activities in the EMEA/AP and Americas segments, primarily for severance costs. There were no special charges during the three months and six months ended June 30, 2014.
As of June 30, 2015, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to special charges recorded in 2012, and related to the 2015 special charges. The rollforwards of these costs to June 30, 2015 are as follows:

	Three months ended June 30, 2015
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, March 31, 2015	$1,171	$89	$1,050	$308	$2,618
Additions	—	2,598	1,644	—	4,242
Adjustments to accruals	(110)	—	—	—	(110)
Cash payments	—	(2,097)	(1,401)	—	(3,498)
Ending balance, June 30, 2015	$1,061	$590	$1,293	$308	$3,252

	Six months ended June 30, 2015
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2015	$1,431	$131	$—	$308	$1,870
Additions	—	2,598	2,707	—	5,305
Adjustments to accruals	(370)	—	—	—	(370)
Cash payments	—	(2,139)	(1,414)	—	(3,553)
Ending balance, June 30, 2015	$1,061	$590	$1,293	$308	$3,252

Other Income
Other income consists of dividend income from the Company's unconsolidated subsidiaries and miscellaneous other income.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2015, and the related condensed consolidated statements of income, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
August 3, 2015

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2014. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: Americas; Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP"); Broadspire; and Legal Settlement Administration. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Americas primarily serves the property and casualty insurance company markets in the U.S., Canada, Latin America, and the Caribbean. EMEA/AP serves the property and casualty insurance company and self-insurance markets in Europe, the United Kingdom ("U.K."), and the Asia-Pacific region (which includes the Middle East, Africa, Australia and New Zealand). Broadspire serves the self-insurance marketplace, primarily in the U.S. Legal Settlement Administration serves the securities, bankruptcy, and other legal settlement markets, primarily in the U.S.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased $16.2 million or 5.6% for the three months ended June 30, 2015 and $28.6 million or 5.1% for the six months ended June 30, 2015 compared with the same periods of 2014. The increase in revenues for the three-month and six-month periods was due to increases in revenues in our EMEA/AP, Broadspire, and Americas segments more than offsetting a decrease in our Legal Settlement Administration segment revenues. In the EMEA/AP segment $21.8 million and $38.1 million in revenues for the three months and six months ended June 30, 2015, respectively, were attributable to GAB Robins. Changes in foreign exchange rates reduced revenues in the Americas segment by $4.6 million and in the EMEA/AP segment by $11.7 million for the three months ended June 30, 2015. Changes in foreign exchange rates reduced revenues in the Americas segment by $8.8 million and in the EMEA/AP segment by $18.1 million for the six months ended June 30, 2015.
Cost of services increased $23.9 million or 11.5% for the three months ended June 30, 2015 and $39.3 million or 9.5% for the six months ended June 30, 2015, compared with the same periods of 2014. The increases were primarily due to the services included for the contractor repair business acquired as a part of our December 1, 2014 acquisition of 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"). The services associated with the contractor repair business accounted for $9.9 million and $16.2 million of the increase in the three-month and six-month periods ended June 30, 2015, respectively. The remaining increases for both the three-month and six-month periods ended June 30, 2015, as compared to the same periods in 2014, were due to increased compensation expenses associated with our outsourcing contract with a major U.S. insurance carrier in the Americas segment, higher self insured costs, and costs associated with the integration of GAB Robins.

Selling, General, and Administrative ("SG&A") expenses were 6.0% lower in the quarter and 2.5% lower in the six months ended June 30, 2015 compared with the same periods of 2014. The decrease in costs for the three months ended June 30, 2015 was primarily due to a decrease in incentive compensation and unallocated corporate expense, partially offset by an increase in the amortization of customer relationship intangible assets related to the GAB Robins acquisition. The decrease for the six months ended June 30, 2015 was primarily attributable to lower non-employee labor expense, partially offset by an increase in acquisition and related expenses.
During the three months and six months ended June 30, 2015, we recorded $4.2 million and $5.3 million in special charges, respectively. We recorded special charges associated with the ongoing implementation of our Global Business Services Center (the "Center") in Manila, Philippines totaling $1.2 million for the three months ended June 30, 2015 and $2.3 million for the six months ended June 30, 2015. The Center provides us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Center, which is expected to be phased in through 2018, is expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. An initial estimated charge of approximately $9.0 million is expected to be incurred in 2015, which is expected to be partially offset by initial savings in 2015 of approximately $2.0 million. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Center, or to achieve expected cost savings on a timely basis or at all.
On December 1, 2014, we completed the acquisition of GAB Robins, a U.K. based international loss adjusting and claims management provider for cash consideration of $71.8 million. Because the financial results of certain of our international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in our consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting principles to the assets acquired, and liabilities assumed, in that acquisition are being reflected in the Company's unaudited condensed consolidated results for the three months and six months ended June 30, 2015. As a result, comparability to prior periods' results and financial condition may be limited.
As previously discussed in our Annual Report on Form 10-K, we expect to incur approximately $7.0 million in special charges associated with the integration of GAB Robins, of which $1.0 million was recorded in the three-month and six-month periods ended June 30, 2015. Additionally, the Company expects to incur a pretax special charge in 2015, currently estimated at $4.0 million, related to restructuring activities in the EMEA/AP and Americas segments, of which $2.0 million was recorded in the three months and six months ended June 30, 2015.
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
Special charges are not allocated to any particular operating segment as they arise from non-core items not directly related to our normal business or operations, or our future performance.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Americas	$99,190	$93,601	$188,657	$181,492
EMEA/AP	97,191	87,246	188,454	167,582
Broadspire	73,693	66,706	143,365	131,464
Legal Settlement Administration	34,324	40,663	71,699	83,027
Total revenues, before reimbursements	304,398	288,216	592,175	563,565
Reimbursements	20,018	18,837	38,857	32,846
Total Revenues	$324,416	$307,053	$631,032	$596,411

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$63,873	$58,917	$125,695	$115,668
% of related revenues before reimbursements	64.4%	62.9%	66.6%	63.7%
EMEA/AP	64,398	60,894	126,316	118,806
% of related revenues before reimbursements	66.3%	69.8%	67.0%	70.9%
Broadspire	39,509	37,488	78,950	75,107
% of related revenues before reimbursements	53.6%	56.2%	55.1%	57.1%
Legal Settlement Administration	23,923	28,911	49,325	58,986
% of related revenues before reimbursements	69.7%	71.1%	68.8%	71.0%
Total	$191,703	$186,210	$380,286	$368,567
% of Revenues before reimbursements	63.0%	64.6%	64.2%	65.4%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$25,421	$26,542	$48,090	$50,748
% of related revenues before reimbursements	25.6%	28.4%	25.5%	28.0%
EMEA/AP	31,687	22,042	59,504	42,566
% of related revenues before reimbursements	32.6%	25.3%	31.6%	25.4%
Broadspire	28,178	26,503	54,872	51,639
% of related revenues before reimbursements	38.2%	39.7%	38.2%	39.3%
Legal Settlement Administration	6,680	6,052	13,702	13,374
% of related revenues before reimbursements	19.5%	14.9%	19.1%	16.2%
Total before reimbursements	91,966	81,139	176,168	158,327
% of Revenues before reimbursements	30.2%	28.2%	29.7%	28.1%
Reimbursements	20,018	18,837	38,857	32,846
Total	$111,984	$99,976	$215,025	$191,173
% of Revenues	34.5%	32.6%	34.1%	32.1%
Operating Earnings:
Americas	$9,896	$8,142	$14,872	$15,076
% of related revenues before reimbursements	10.0%	8.7%	7.9%	8.3%
EMEA/AP	1,106	4,310	2,634	6,210
% of related revenues before reimbursements	1.1%	4.9%	1.4%	3.7%
Broadspire	6,006	2,715	9,543	4,718
% of related revenues before reimbursements	8.2%	4.1%	6.7%	3.6%
Legal Settlement Administration	3,721	5,700	8,672	10,667
% of related revenues before reimbursements	10.8%	14.0%	12.1%	12.8%
Deduct (Add):
Unallocated corporate and shared (costs) and credits, net	(3,046)	53	(7,342)	(1,690)
Net corporate interest expense	(2,042)	(1,551)	(3,906)	(2,852)
Stock option expense	(178)	(202)	(327)	(496)
Amortization of customer-relationship intangible assets	(2,334)	(1,611)	(4,432)	(3,203)
Special charges	(4,242)	—	(5,305)	—
Income before income taxes	8,887	17,556	14,409	28,430
Provision for income taxes	(4,709)	(6,962)	(6,950)	(11,250)
Net Income	4,178	10,594	7,459	17,180
Net income attributable to noncontrolling interests	(124)	(130)	(419)	(64)
Net income attributable to shareholders of Crawford & Company	$4,054	$10,464	$7,040	$17,116

AMERICAS
Operating earnings for our Americas segment were $9.9 million, or 10.0% of revenues before reimbursements, in the second quarter of 2015, compared with $8.1 million, or 8.7% of revenues before reimbursements, in the second quarter of 2014. The increase for the 2015 second quarter compared with the 2014 second quarter was primarily due to an increase in revenues and cost reduction initiatives made in the 2015 period. For the six months ended June 30, segment operating earnings declined slightly to $14.9 million, or 7.9% of revenue before reimbursements in 2015, from $15.1 million, or 8.3% of revenues before reimbursements, in 2014. The decrease in the six month period is primarily due to a reduction in cases from weather-related activity in the U.S. in the first quarter compared with the prior year period.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
U.S. Claims Field Operations	$19,928	$25,235	(21.0)%	$39,980	$51,955	(23.0)%
U.S. Technical Services	7,503	6,314	18.8%	14,066	13,025	8.0%
U.S. Catastrophe Services	23,337	11,489	103.1%	40,705	17,797	128.7%
Subtotal U.S. Claims Services	50,768	43,038	18.0%	94,751	82,777	14.5%
U.S. Contractor Connection	16,131	14,221	13.4%	28,852	27,130	6.3%
Subtotal U.S. Property & Casualty	66,899	57,259	16.8%	123,603	109,907	12.5%
Canada--all service lines	29,205	32,815	(11.0)%	58,241	64,508	(9.7)%
Latin America/Caribbean--all service lines	3,086	3,527	(12.5)%	6,813	7,077	(3.7)%
Total Revenues before Reimbursements	$99,190	$93,601	6.0%	$188,657	$181,492	3.9%
The increase in U.S. Claims Services revenues in the second quarter 2015 compared with the second quarter 2014 was primarily due to an increase in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line due to a reduction of weather-related case volumes. The outsourcing project for a major U.S. insurance carrier resulted in $13.6 million in revenues in the 2015 period, compared with $3.0 million in the 2014 period, responsible for an 11.4% positive variance in revenues in the three months ended June 30, 2015, compared with the 2014 period. Changes in foreign exchange rates reduced our Americas revenues by approximately 4.9% for the three months ended June 30, 2015 compared with the related 2014 period. The variance in revenues was also negatively impacted by approximately $1.1 million, or 1.1% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 4.5% in the three months ended June 30, 2015, compared with the 2014 period. All of these factors netted to positively impact revenues, despite the decrease in cases discussed below.
U.S. Contractor Connection revenues in the second quarter of 2015 increased compared with the second quarter of 2014 due to an increase in membership fees and annual conference revenues, and higher average case values in the 2015 period. Revenues in Canada decreased in the second quarter 2015 compared with the second quarter 2014 due to changes in foreign exchange rates. Absent foreign exchange rate fluctuations, Canadian revenues would have been $33.2 million for the second quarter of 2015. The revenue decrease in Latin America/Caribbean for the second quarter of 2015 was due to a reduction in high frequency, low severity cases in Brazil where we are exiting the affinity, mass market, and vehicle service lines in that country.

The increase in U.S. Claims Services revenues for the six months ended June 30, 2015 compared with the comparable 2014 period was also primarily due to an increase in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line due to a reduction of weather-related case volumes. The outsourcing project for a major U.S. insurance carrier resulted in $26.2 million in revenues in the 2015 period, compared with $4.9 million in the 2014 period, responsible for an 11.8% positive variance in revenues in the six months ended June 30, 2015, compared with the 2014 period. Changes in foreign exchange rates reduced our Americas revenues by approximately 4.8% for the six months ended June 30, 2015 compared with the related 2014 period. The variance in revenues was negatively impacted by approximately $2.2 million, or 1.2% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 6.5% in the six months ended June 30, 2015, compared with the 2014 period. All of these factors netted to positively impact revenues, despite the decrease in cases discussed below
For the six months ended June 30, 2015, U.S. Contractor Connection revenues increased compared with 2014 due to an increase in membership fees and annual conference revenues, and higher average case values in the 2015 period. Revenues in Canada decreased in the 2015 period compared with the 2014 period due to changes in foreign exchange rates and would have been $66.1 million on a constant dollar basis. The revenue decrease in Latin America/Caribbean for the six months ended June 30, 2015 was primarily due to a change in the mix of services provided and the rates charged for those services, including a reduction in high-frequency, low-severity cases in Brazil.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment, which are included in total Company revenues, were $3.8 million and $4.6 million for the three-month periods ended June 30, 2015 and 2014, respectively. Reimbursements were $7.4 million and $9.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. The decrease in reimbursements is related to the reduction in revenues in the service lines where applicable. The outsourcing project in U.S. Claims Services discussed above is a primary source of the 2015 revenue increases but does not have reimbursed expenses.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
U.S. Claims Field Operations	37,888	54,517	(30.5)%	75,241	115,201	(34.7)%
U.S. Technical Services	1,778	1,365	30.3%	3,530	2,960	19.3%
U.S. Catastrophe Services	11,879	6,991	69.9%	19,759	12,567	57.2%
Subtotal U.S. Claims Services	51,545	62,873	(18.0)%	98,530	130,728	(24.6)%
U.S. Contractor Connection	48,720	47,000	3.7%	95,572	98,839	(3.3)%
Subtotal U.S. Property & Casualty	100,265	109,873	(8.7)%	194,102	229,567	(15.4)%
Canada--all service lines	44,066	42,968	2.6%	92,708	91,992	0.8%
Latin America/Caribbean--all service lines	11,201	17,142	(34.7)%	24,860	34,359	(27.6)%
Total Americas Cases Received	155,532	169,983	(8.5)%	311,670	355,918	(12.4)%
Overall, there was a decrease in segment unit volume, measured principally by cases received, of 8.5% for the second quarter and 12.4% for the six months ended June 30, 2015, primarily due to a reduction in high volume, low severity claims in the U.S. and Latin America. Total cases received for U.S. Claims Services decreased in the three months and six months ended June 30, 2015 compared with the same periods in 2014 due to the transfer of affinity claims to our Broadspire segment, and fewer cases in our U.S. Claims Field Operations service line due to a reduction in weather-related activity and a reduction in high-frequency, low-severity vehicle appraisals. Approximately 8,100 and 15,600 affinity cases were included in U.S. Claims Field Operations cases received in the three months and six months ended June 30, 2014 respectively. The outsourcing project previously mentioned involved the Company providing adjusters to work on the clients premises; accordingly, there were no associated claim volumes for the Company in either period associated with these revenues. Excluding the affinity cases from the 2014 case volumes, the decrease in Americas cases received would have been 3.9% for the three months ended June 30, 2015 and 8.4% for the six months ended June 30, 2015 compared with the 2014 periods, respectively.

The increase in U.S. Contractor Connection cases for the second quarter 2015 compared with the second quarter 2014 was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-severity property cases directly to repair networks. The decrease in U.S. Contractor Connection cases for the 2015 year-to-date period ended June 30, 2015 was due to a higher number of weather-related claims in the 2014 period.
The 2015 increases in cases in Canada for the three months and six months ended June 30, 2015 were primarily due to volume increases from both new and existing clients compared with the 2014 periods. The 2015 decreases in cases in Latin America and the Caribbean were primarily due to a reduction in high-frequency, low-severity affinity, mass market, and vehicle claims in Brazil.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 64.4% in the second quarter of 2015, increasing from 62.9% in the second quarter of 2014. For the six months ended June 30, 2015, Americas direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenue before reimbursements, was 66.6%, compared with 63.7% for the comparable period in 2014. These increases were primarily due to the higher compensation costs required to service the outsourcing project referred to above.
The dollar amount of these expenses increased in the 2015 three-month period to $63.9 million from $58.9 million in the comparable 2014 period and increased in the six months ended June 30, 2015 to $125.7 million from $115.7 million in the comparable 2014 period. There was an average of 2,928 full-time equivalent employees (including 459 catastrophe adjusters) in this segment during the first six months of 2015, compared with an average of 2,687 employees (including 242 catastrophe adjusters) during the 2014 period. The increase in the second quarter of 2015 compared with the second quarter of 2014 was primarily due to the outsourcing project mentioned above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $25.4 million, or 25.6% of segment revenues before reimbursements, for the quarter ended June 30, 2015 compared with $26.5 million, or 28.4% of segment revenues before reimbursements, for the comparable quarter of 2014. The 2015 second quarter decrease was due to continuing expense controls including a reduction in bad debt expense from current collections of accounts receivable, and reductions in insurance and other office expenses. The expenses were $48.1 million, or 25.5% of segment revenues before reimbursements, for the six months ended June 30, 2015, compared with $50.7 million, or 28.0% of segment revenues before reimbursements, for the comparable period of 2014. The decrease was due to a reduction of office locations in the U.S.

EMEA/AP
Operating earnings in our EMEA/AP segment decreased to $1.1 million, or 1.1% of revenues before reimbursements, for the three months ended June 30, 2015 compared with 2014 second quarter operating earnings of $4.3 million, or 4.9% of revenues before reimbursements. Operating earnings decreased to $2.6 million, or 1.4% of revenue before reimbursements, for the six months ended June 30, 2015, compared with $6.2 million, or 3.7% of revenue before reimbursements, for the comparable period of 2014. The declines in EMEA/AP operating earnings for the three months and six months ended June 30, 2015 were due to a reduction in weather-related claim activity and decline in high-frequency, low-complexity claims in the U.K. and Asia-Pacific in the 2015 periods, partially offset by an improvement in our European operations.

Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
U.K.	$48,607	$32,767	48.3%	$91,703	$62,782	46.1%
Europe	22,658	25,767	(12.1)%	46,389	51,580	(10.1)%
Asia-Pacific	25,926	28,712	(9.7)%	50,362	53,220	(5.4)%
Total EMEA/AP Revenues before Reimbursements	$97,191	$87,246	11.4%	$188,454	$167,582	12.5%
The increases in revenues in the U.K. for the second quarter and first six months of 2015 compared with the second quarter and first six months of 2014 were due to the acquisition of GAB Robins, which accounted for $21.8 million and $38.1 million in revenues for the three months and six months ended June 30, 2015. Revenues in Europe decreased in the three months and six months ended June 30, 2015 compared with the comparable 2014 periods primarily due to changes in foreign exchange rates. The decreases in Asia Pacific revenues for both periods in 2015 compared with the same periods in 2014 were also due to changes in foreign exchange rates, as well as to a reduction in high volume, low severity cases in Singapore and China.
As a component of our acquisition of GAB Robins, the Company acquired a contractor repair business where we are the principal in the relationship with clients. As the principal in this business, both revenues and the corresponding contractor costs are reported at gross values. These contractor expenses are recorded within "Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor." They are reported in this category instead of "Direct Compensation, Fringe Benefits & Non-Employee Labor," as the services performed by these outside contractors are not services that can be performed by our workforce. The Middle East and Africa operations were transferred to Asia-Pacific effective January 1, 2015. The geographic region previously named Continental Europe, Middle East, and Africa ("CEMEA") has been renamed to Europe. The results of prior periods have been revised to conform to the current presentation.
Overall case volumes increased 10.2% for the three months ended June 30, 2015 compared with the same period of 2014. Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 13.4% for the three months ended June 30, 2015 as compared with the 2014 period. Changes in product mix and in the rates charged for those services accounted for a 1.0% revenue increase for the three months ended June 30, 2015 compared with the same period in 2014, net of the impact of the GAB Robins revenues and cases.
For the six-month period ended June 30, 2015 compared with the 2014 period, overall case volumes increased 10.5%. Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 10.8% for the six months ended June 30, 2015 as compared with the 2014 period. Changes in product mix and in the rates charged for those services accounted for a 0.1% revenue decrease for the six months ended June 30, 2015 compared with the same period in 2014, net of the impact of the GAB Robins revenues and cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment, which are included in total Company revenues, increased to $6.3 million and $11.5 million for the three months and six months ended June 30, 2015, respectively, from $5.6 million and $10.5 million in the comparable periods in 2014. This increase primarily resulted from the GAB Robins acquisition, net of a decline in weather-related claims in the U.K.

Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
U.K.	33,409	24,024	39.1%	61,594	48,132	28.0%
Europe	68,839	63,656	8.1%	140,559	122,284	14.9%
Asia-Pacific	37,419	39,047	(4.2)%	78,168	83,262	(6.1)%
Total EMEA/AP Cases Received	139,667	126,727	10.2%	280,321	253,678	10.5%
Overall case volumes were 10.2% and 10.5% higher in the three months and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The U.K. case volumes include the impact of the GAB Robins acquisition, which accounted for 14,500 cases in the second quarter and 25,000 in the year-to-date period. Excluding the acquisition, U.K case volumes were down as compared with the 2014 periods, primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity claims. The increases in case volumes in Europe were primarily in the Netherlands, Spain, Germany, and Scandinavia, due to expanding insurer contracts. The decreases in Asia-Pacific were due to a decline in high frequency, low severity cases in Singapore and China. Excluding the cases from the GAB Robins acquisition, EMEA/AP cases received would have decreased 1.2% for the three months ended June 30, 2015 and increased 0.7% for the six months ended June 30, 2015 compared with the 2014 periods.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 66.3% and 67.0% for the three months and six months ended June 30, 2015, respectively, compared with 69.8% and 70.9% for each of the comparable periods in 2014. These variances were primarily a function of the mix of services provided. The dollar amount of these expenses increased for the 2015 three-month period to $64.4 million from $60.9 million in the same 2014 period. The dollar amount of these expenses increased for the 2015 six-month period to $126.3 million from $118.8 million in 2014. The increase is due to the GAB Robins acquisition in the U.K. and continued investment in the start-up operations of our specialty markets services. Excluding the impact of the GAB Robins contractor repair revenue, direct compensation, fringe benefits, and non-employee labor expenses would have been 73.7% of revenues in the 2015 second quarter and 73.3% in the 2015 six-month period. This variance is due to reduced utilization of our U.K. staff in the 2015 periods and the GAB Robins integration. There was an average of 3,358 full-time equivalent employees in this segment in the six months ended June 30, 2015 compared with an average of 2,957 in the 2014 period. The 2015 average includes 471 full-time equivalent employees from the GAB Robins and Buckley Scott acquisitions.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 32.6% and 31.6% of EMEA/AP revenues before reimbursements for the three months and six months ended June 30, 2015, respectively, compared with 25.3% and 25.4%, respectively for the comparable periods in 2014. The amount of the expenses increased to $31.7 million in the second quarter of 2015 from $22.0 million in the second quarter of 2014 and to $59.5 million in the first half of 2015 from $42.6 million from the first half of 2014. The increases in both amount and percentage is primarily due to the GAB Robins acquisition in the U.K. and due to the contractor repair business discussed above. Excluding the increase from the GAB Robins contractor repair business, expenses other than reimbursements, direct compensation, fringe benefits & non-employee labor would have been 25.0% of revenues in the 2015 second quarter and 25.1% in the six months ended June 30, 2015.

BROADSPIRE
Our Broadspire segment reported operating earnings of $6.0 million, or 8.2% of revenues before reimbursements, for the second quarter of 2015, compared with $2.7 million, or 4.1% of revenues before reimbursements, for the second quarter of 2014. For the six months ended June 30, 2015, Broadspire operating earnings were $9.5 million, or 6.7% of revenues before reimbursements compared with $4.7 million, or 3.6% of revenues before reimbursements for the comparable 2014 period.

Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Beginning January 1, 2015, the affinity business previously handled by our U.S. Claims Services service line in the Americas segment was rebranded as accident and health services and is now in our Broadspire segment. These revenues were $1.5 million and $2.7 million in the three months and six months ended June 30, 2015, respectively, and are included in the workers' compensation and liability claims management service line. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
Workers' Compensation and Liability Claims Management	$30,352	$27,720	9.5%	$59,537	$56,004	6.3%
Medical Management	39,678	35,054	13.2%	76,318	67,846	12.5%
Risk Management Information Services	3,663	3,932	(6.8)%	7,510	7,614	(1.4)%
Total Broadspire Revenues before Reimbursements	$73,693	$66,706	10.5%	$143,365	$131,464	9.1%
The overall increase in 2015 revenues compared with the same periods in 2014 was primarily due to organic growth, new clients, higher client retention, the transfer of accident and health cases from our U.S. Claims Services service line in the Americas segment, and increased medical management services referrals. The transfer of accident and health cases from our U.S. Claims Services service line accounted for 2.2% and 2.1% of the increases for the three months and six months ended June 30, 2015, respectively, when compared with the comparable 2014 periods.
Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 19.9% from the 2014 second quarter to the 2015 second quarter, and increased 26.1% for the six months ended June 30, 2015 compared with the same period in 2014. These increases were partially offset by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 5.6% in the three months ended June 30, 2015, and decreased revenues by approximately 0.8% in the six months ended June 30, 2015, net of the impact of the high-frequency, low-severity accident and health revenues and cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million and $2.0 million for the three months and six months ended June 30, 2015, respectively, compared with $1.0 million and $1.9 million in the comparable 2014 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
Workers' Compensation	42,749	44,683	(4.3)%	90,774	82,758	9.7%
Casualty	34,718	17,218	101.6%	70,727	35,652	98.4%
Other	30,473	28,096	8.5%	57,893	55,543	4.2%
Total Broadspire Cases Received	107,940	89,997	19.9%	219,394	173,953	26.1%
Overall case volumes were 19.9% higher in the three months ended June 30, 2015 compared with the same period in 2014. The 2015 decrease in workers' compensation cases in the second quarter was due to the transfer of approximately 2,000 workers' compensation cases from our U.S. Claims Services line in the Americas segment in 2014. The increase in casualty cases in the second quarter of 2015 compared with the same period in 2014 was partially due to new clients and from the handling of approximately 15,500 accident and health cases in 2015, which in prior periods were handled by our U.S. Claims Services service line in the Americas segment. All accident and health cases in the U.S. are now handled by our Broadspire segment. Excluding the accident and health cases, the increase in Broadspire cases received from the 2014 second quarter to the 2015 second quarter would have been 2.7%.

The increase in workers' compensation cases in the six months ended June 30, 2015 resulted from new clients and higher case volumes from existing clients. The increase in casualty cases in the first half of 2015 compared with the same period in 2014 was partially due to new clients and from the handling of approximately 31,800 accident and health cases in the first six months of 2015, which in prior periods were handled by our U.S. Claims Services service line in the Americas segment. Excluding the accident and health cases, the increase in Broadspire cases received from the 2014 year-to-date period to the 2015 period would have been 7.8%.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expenses, as a percent of the related revenues before reimbursements, decreased from 56.2% for the 2014 second quarter to 53.6% in the 2015 second quarter. For the six months ended June 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenue before revenues before reimbursements, decreased from 57.1% in 2014 to 55.1% in the comparable 2015 period. The declines were due to improved employee utilization.
Average full-time equivalent employees in this segment totaled 1,841 in the first six months of 2015, up from 1,654 in the comparable 2014 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Center and the transfer of employees handling accident and health cases from the Americas segment.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 38.2% and 38.2%, respectively for the three months and six months ended June 30, 2015, compared with 39.7% and 39.3%, respectively in the comparable 2014 periods. The amount of these expenses increased 6.3% for both the three months and six months ended June 30, 2015 due to the growth in revenues.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in the first six months of 2015 declined compared with prior year period levels primarily because of lower revenues from the Deepwater Horizon class action settlement project and a few other large projects. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2015, although at a reduced rate.
Our Legal Settlement Administration segment reported operating earnings of $3.7 million and $8.7 million for the three months and six months ended June 30, 2015, respectively, compared with $5.7 million and $10.7 million in the comparable 2014 periods. The related segment operating margin decreased from 14.0% for the three months ended June 30, 2014 to 10.8% in the comparable 2015 period, and from 12.8% for the six months ended June 30, 2014 to 12.1% in the comparable 2015 period.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. As discussed above, Legal Settlement Administration revenues before reimbursements decreased to $34.3 million for the three months ended June 30, 2015 from $40.7 million for the comparable 2014 period. For the six-month period ended June 30, 2015, Legal Settlement Administration revenues before reimbursements decreased to $71.7 million from $83.0 million for the same period in 2014. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At June 30, 2015 we had a backlog of projects awarded totaling approximately $88.0 million, compared with $96.6 million at June 30, 2014. Of the $88.0 million backlog at June 30, 2015, an estimated $58.0 million is expected to be recognized as revenues over the remainder of 2015.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $8.9 million in the second quarter of 2015 compared with $7.6 million in the comparable 2014 period. Reimbursements for the six months ended June 30, 2015 were $17.9 million compared with $11.5 million in the comparable period in 2014. These increases were due to a higher volume of case administration work for settlements in the 2015 period.

Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements was 69.7% in the three months ended June 30, 2015 compared with 71.1% in the comparable 2014 period. The amount of related expenses declined to $23.9 million for the second quarter of 2015 compared with $28.9 million for the comparable 2014 period. For the six-month period ended June 30, 2015, these expenses as a percent of revenues before reimbursements were 68.8% compared with 71.0% in the same 2014 period. The dollar amount of these expenses were $49.3 million for the 2015 period and $59.0 million for the 2014 period. These declines were primarily due to lower utilization of outsourced service providers because of the winding down of the Deepwater Horizon special project. Average full-time equivalent employees in this segment totaled 771 for the six-month period ended June 30, 2015 and 774 for the comparable period in 2014.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 19.5% and 19.1% for the three months and six months ended June 30, 2015 compared with 14.9% and 16.2% for the comparable 2014 periods. The dollar amount of these expenses increased slightly to $6.7 million in the 2015 second quarter as compared with $6.1 million in the 2014 second quarter. The dollar amount of these expenses increased slightly to $13.7 million in the first six months of 2015 compared with $13.4 million in the comparable 2014 period. During the 2014 second quarter, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration would not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition during the 2014 second quarter.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2015, we estimate that our effective income tax rate for 2015 will be approximately 46% after considering known discrete items.
The provision for income taxes on consolidated income totaled $7.0 million and $11.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in the provision for income taxes on consolidated income for the six months ended June 30, 2015 compared with the comparable period of 2014 was primarily due to the overall decrease in income. The overall effective tax rate increased for the six months ended June 30, 2015 as compared with the 2014 period due primarily to our inability to recognize tax benefits for certain international net operating losses, fluctuations in the mix of income earned, and changes in enacted tax rates.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.2 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. Interest income totaled $195,000 and $158,000 for the three months ended June 30, 2015 and 2014, respectively. Corporate interest expense totaled $4.3 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. Interest income totaled $360,000 and $355,000 for the six months ended June 30, 2015 and 2014, respectively. The increases in interest expense for 2015 compared with the 2014 periods was due to increased borrowings outstanding during the 2015 periods, which were used to finance the GAB Robins acquisition. We pay interest based on variable rates. Future levels of interest expense will be dependent on the future direction of interest rates as well as the level of outstanding borrowings.

Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $178,000 and $327,000 was recognized during the three months and six months ended June 30, 2015, respectively, compared with $202,000 and $496,000 for the comparable periods in 2014, respectively. The decreases from the three-month and six-month comparable periods in 2014 were due to the higher expense recognized in the 2014 periods due to the multi-year vesting schedule of a prior grant.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.3 million and $1.6 million for the three-month periods ended June 30, 2015 and 2014, respectively. Amortization expense associated with these intangible assets totaled $4.4 million and $3.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. The increases in the 2015 periods over the 2014 periods were due to the amortization of intangible assets acquired as a part of the GAB Robins and Buckley Scott acquisitions. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Income.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2015 and 2014, unallocated corporate and shared costs and credits primarily represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs and credits were net costs of $3.0 million and net credits of $0.1 million for the three months ended June 30, 2015 and 2014, respectively. The increased costs for the three months ended June 30, 2015 compared with the same period in 2014 were primarily due to an increase in unallocated legal and professional related costs and self insured expenses. Unallocated corporate and shared costs and credits were net costs of $7.3 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively primarily due to increased unallocated legal and professional expenses, self-insured expenses, and acquisition related costs in the 2015 period.
Special Charges
Special charges for the three months and six months ended June 30, 2015 of $4.2 million and $5.3 million, respectively, were incurred related to the establishment of the Center in Manila, Philippines, integration costs related to the GAB Robins acquisition, and expenses related to restructuring activities in the EMEA/AP and Americas segments. For the quarter and six months ended June 30, 2015, $1.2 million and $2.3 million respectively, were related to the establishment of the Center and were incurred primarily for professional fees. Additionally, for the three months and six months ended June 30, 2015, $1.0 million and $2.0 million, respectively, special charges were incurred related to the GAB Robins acquisition integration and restructuring activities in the EMEA/AP and Americas segments, primarily for severance costs. There were no special charges during the six months ended June 30, 2014.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2015, our working capital balance (current assets less current liabilities) was approximately $135.8 million, an increase of $27.8 million from the working capital balance at December 31, 2014. Our cash and cash equivalents were $62.5 million at June 30, 2015, compared with $52.5 million at December 31, 2014.

Cash and cash equivalents as of June 30, 2015 consisted of $14.3 million held in the U.S. and $48.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by/Used in Operating Activities
Cash provided by operating activities was $10.2 million for the six months ended June 30, 2015, compared with $59.6 million used in operating activities for the comparable period of 2014. The improvement in cash provided by operating activities in the first six months of 2015 compared with the first six months of 2014 was primarily due to improved collections of accounts receivable and lower payments for accrued liabilities, including incentive compensation.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $82.3 million in the six months ended June 30, 2015 compared with $13.9 million in the first six months of 2014. In the first six months of 2015, cash used in investing activities included $66.1 million net cash used to complete the acquisition of GAB Robins.
Cash Provided by Financing Activities
Cash provided by financing activities was $85.2 million for the six months ended June 30, 2015 compared with $45.5 million for the 2014 period. We paid $6.8 million in dividends in the first six months of 2015, compared with $5.0 million in the first six months of 2014. During the first six months of 2015, we increased our short-term borrowings and book overdraft by $92.7 million, primarily including amounts to fund the GAB Robins acquisition. During the first six months of 2014, we increased our short-term borrowings and book overdraft by $54.7 million primarily to fund working capital needs, repurchased $2.8 million of common stock under our share repurchase program, and paid $1.4 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.2 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $127.6 million at June 30, 2015. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $254.7 million as of June 30, 2015 compared with $156.8 million at December 31, 2014.
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

The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the other plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $3.0 million and $3.4 million to the U.S. and U.K. plans, respectively, in the remainder of 2015.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2015 compared with our Condensed Consolidated Balance Sheet as of December 31, 2014 were as follows:

•
Cash and cash equivalents increased $10.0 million, or $13.1 million net of currency exchange, primarily due to the decrease in accounts receivable and a decrease in prepaid expenses and other operating expenses.

•
Accounts receivable decreased $15.8 million excluding the effect of the GAB Robins acquisition, and $13.3 million excluding the GAB Robins acquisition and foreign currency exchange impacts. This decrease was primarily due to decreased receivables in Legal Settlement Administration, Australia, U.K., and Canada, when compared with December 31, 2014 balances.

•
Unbilled revenues increased $6.8 million excluding the impact of the GAB Robins acquisition, or $11.5 million excluding the GAB Robins acquisition and foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in Legal Settlement Administration, U.S. Claims Services, the U.K., and Canada, when compared with December 31, 2014 balances.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $24.5 million excluding the impact of the GAB Robins acquisition. This decrease was primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plan obligations.

Off-Balance Sheet Arrangements
At June 30, 2015, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Our obligations under these operating lease agreements have not changed materially since December 31, 2014, other than the addition of the leases in London, England discussed in Note 11 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
New Accounting Standards Adopted
ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" was adopted during the first quarter 2015 with no impact to the unaudited condensed consolidated financial statements.
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
There were no repurchases of CRDA or CRDB by the Company during any month in the quarter ended June 30, 2015. As of June 30, 2015, the Company's authorization to repurchase shares of its common stock was limited to1,955,300 shares.

Item 6. Exhibits
See Index to Exhibits on page 43.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 3, 2015	/s/ Jeffrey T. Bowman
Jeffrey T. Bowman
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2015	/s/ W. Bruce Swain
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

10.1	Terms of Employment Agreement between Ken Fraser and the Registrant, dated May 15, 2015

10.2
Terms of Employment Agreement between Vince Cole and the Registrant, dated February 11, 2015 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

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