Form 10-Q
period 2015-09-30
CRAWFORD & CO
filed 2015-11-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015
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

Yes ☐          No ☑
The number of shares outstanding of each of the Registrant's classes of common stock as of October 30, 2015 was as follows:

Class A Common Stock, $1.00 par value: 30,377,402
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2015

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2015 and 2014	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2015 and 2014	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2015 and 2014	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Review Report of Independent Registered Public Accounting Firm	24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II. Other Information

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

Index to Exhibits		47

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2015	2014
Revenues:

Revenues before reimbursements	$293,335	$293,831
Reimbursements	16,649	21,079
Total Revenues	309,984	314,910

Costs and Expenses:

Costs of services provided, before reimbursements	211,106	213,442
Reimbursements	16,649	21,079
Total costs of services	227,755	234,521

Selling, general, and administrative expenses	61,738	59,348

Corporate interest expense, net of interest income of $227 and $142, respectively	2,332	1,680

Restructuring and special charges	11,078	—

Total Costs and Expenses	302,903	295,549

Other Income	217	83

Income Before Income Taxes	7,298	19,444

Provision for Income Taxes	8,385	9,244

Net (Loss) Income	(1,087)	10,200

Net Loss (Income) Attributable to Noncontrolling Interests	230	(8)

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(857)	$10,192

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.01)	$0.19
Class B Common Stock	$(0.03)	$0.17

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.01)	$0.19
Class B Common Stock	$(0.03)	$0.17

Weighted-Average Shares Used to Compute Basic (Loss) Earnings Per Share:
Class A Common Stock	30,807	30,355
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted (Loss) Earnings Per Share:
Class A Common Stock	30,807	30,988
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014
Revenues:

Revenues before reimbursements	$885,510	$857,396
Reimbursements	55,506	53,925
Total Revenues	941,016	911,321

Costs and Expenses:

Costs of services provided, before reimbursements	662,537	625,584
Reimbursements	55,506	53,925
Total costs of services	718,043	679,509

Selling, general, and administrative expenses	179,346	179,980

Corporate interest expense, net of interest income of $587 and $497, respectively	6,238	4,532

Restructuring and special charges	16,383	—

Total Costs and Expenses	920,010	864,021

Other Income	701	574

Income Before Income Taxes	21,707	47,874

Provision for Income Taxes	15,335	20,494

Net Income	6,372	27,380

Net Income Attributable to Noncontrolling Interests	(189)	(72)

Net Income Attributable to Shareholders of Crawford & Company	$6,183	$27,308

Earnings Per Share - Basic:
Class A Common Stock	$0.14	$0.52
Class B Common Stock	$0.08	$0.48

Earnings Per Share - Diluted:
Class A Common Stock	$0.14	$0.51
Class B Common Stock	$0.08	$0.47

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,668	30,178
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,156	30,957
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.21	$0.17
Class B Common Stock	$0.15	$0.13
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2015	2014

Net (Loss) Income	$(1,087)	$10,200

Other Comprehensive Income:
Net foreign currency translation loss, net of tax benefit of $0 and $3, respectively	(5,975)	(1,325)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,447 and $928, respectively	7,823	1,952

Other Comprehensive Income	1,848	627

Comprehensive Income	761	10,827

Comprehensive loss (income) attributable to noncontrolling interests	20	(26)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$781	$10,801

	Nine Months Ended September 30,
(In thousands)	2015	2014

Net Income	$6,372	$27,380

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax benefit of $0 and $106, respectively	(17,233)	(1,245)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $4,518 and $2,772, respectively	12,624	5,452

Other Comprehensive (Loss) Income	(4,609)	4,207

Comprehensive Income	1,763	31,587

Comprehensive loss attributable to noncontrolling interests	330	101

Comprehensive Income Attributable to Shareholders of Crawford & Company	$2,093	$31,688

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$58,329	$52,456
Accounts receivable, less allowance for doubtful accounts of $12,381 and $10,960, respectively	178,571	180,096
Unbilled revenues, at estimated billable amounts	112,073	103,163
Income taxes receivable	2,779	2,779
Prepaid expenses and other current assets	26,070	29,089
Total Current Assets	377,822	367,583
Property and Equipment:
Property and equipment	147,881	143,273
Less accumulated depreciation	(106,752)	(102,414)
Net Property and Equipment	41,129	40,859
Other Assets:
Goodwill	142,762	131,885
Intangible assets arising from business acquisitions, net	108,391	75,895
Capitalized software costs, net	79,819	75,536
Deferred income tax assets	68,658	66,927
Other noncurrent assets	35,605	30,634
Total Other Assets	435,235	380,877
TOTAL ASSETS	$854,186	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$6,566	$2,002
Accounts payable	45,853	48,597
Accrued compensation and related costs	63,494	82,151
Self-insured risks	15,381	14,491
Income taxes payable	11,860	2,618
Deferred income taxes	13,924	14,523
Deferred rent	11,629	13,576
Other accrued liabilities	41,117	35,784
Deferred revenues	46,725	45,054
Current installments of long-term debt and capital leases	1,808	763
Total Current Liabilities	258,357	259,559
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	250,519	154,046
Deferred revenues	27,066	26,706
Self-insured risks	9,301	10,041
Accrued pension liabilities	115,122	142,343
Other noncurrent liabilities	17,000	17,271
Total Noncurrent Liabilities	419,008	350,407
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,347 and 30,497 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	30,347	30,497
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	41,813	38,617
Retained earnings	294,193	301,091
Accumulated other comprehensive loss	(226,048)	(221,958)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	164,995	172,937
Noncontrolling interests	11,826	6,416
Total Shareholders' Investment	176,821	179,353
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$854,186	$789,319
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$6,372	$27,380
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,219	28,102
Stock-based compensation	2,369	1,931
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	14,190	(28,566)
Unbilled revenues, net	(8,604)	(23,083)
Accrued or prepaid income taxes	9,838	9,777
Accounts payable and accrued liabilities	(31,247)	(36,470)
Deferred revenues	1,064	1,831
Accrued retirement costs	(14,952)	(20,334)
Prepaid expenses and other operating activities	9,890	(4,816)
Net cash provided by (used in) operating activities	21,139	(44,248)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(10,296)	(9,207)
Proceeds from disposals of property and equipment	—	1,289
Capitalization of computer software costs	(16,182)	(12,204)
Cash surrendered in sale of business	—	(1,554)
Payments for business acquisitions, net of cash acquired	(68,259)	(3,324)
Net cash used in investing activities	(94,737)	(25,000)

Cash Flows From Financing Activities:
Cash dividends paid	(10,151)	(8,353)
Payments related to shares received for withholding taxes under stock-based compensation plans	(2)	(1,361)
Proceeds from shares purchased under employee stock-based compensation plans	1,196	1,268
Repurchases of common stock	(137)	(3,157)
Increases in short-term and revolving credit facility borrowings	126,032	118,777
Payments on short-term and revolving credit facility borrowings	(31,645)	(67,295)
Payments on capital lease obligations	(1,586)	(661)
Dividends paid to noncontrolling interests	(186)	—
Other financing activities	(4)	(410)
Net cash provided by financing activities	83,517	38,808

Effects of exchange rate changes on cash and cash equivalents	(4,046)	(771)
Increase (decrease) in cash and cash equivalents	5,873	(31,211)
Cash and cash equivalents at beginning of year	52,456	75,953
Cash and cash equivalents at end of period	$58,329	$44,742
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2015	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2015	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net income	—	—	—	2,986	—	2,986	295	3,281
Other comprehensive loss	—	—	—	—	(7,445)	(7,445)	(423)	(7,868)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	36	—	(44)	(120)	—	(128)	—	(128)
Increase in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	5,926	5,926
Balance at March 31, 2015	30,533	24,690	38,977	300,584	(229,403)	165,381	12,214	177,595
Net income	—	—	—	4,054	—	4,054	124	4,178
Other comprehensive income (loss)	—	—	—	—	1,717	1,717	(306)	1,411
Cash dividends paid	—	—	—	(3,384)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	876	—	—	876	—	876
Common stock activity, net	173	—	260	—	—	433	—	433
Balance at June 30, 2015	30,706	24,690	40,113	301,254	(227,686)	169,077	12,032	181,109
Net loss	—	—	—	(857)	—	(857)	(230)	(1,087)
Other comprehensive income	—	—	—	—	1,638	1,638	210	1,848
Cash dividends paid	—	—	—	(3,394)	—	(3,394)	—	(3,394)
Stock-based compensation	—	—	1,089	—	—	1,089	—	1,089
Common stock activity, net	(359)	—	611	(2,810)	—	(2,558)	—	(2,558)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at September 30, 2015	$30,347	$24,690	$41,813	$294,193	$(226,048)	$164,995	$11,826	$176,821

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2014	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2014	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income (loss)	—	—	—	6,652	—	6,652	(66)	6,586
Other comprehensive loss	—	—	—	—	(2,513)	(2,513)	(359)	(2,872)
Cash dividends paid	—	—	—	(2,489)	—	(2,489)	—	(2,489)
Stock-based compensation	—	—	(449)	—	—	(449)	—	(449)
Common stock activity, net	187	—	(1,471)	(1,218)	—	(2,502)	—	(2,502)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(142)	(142)
Balance at March 31, 2014	30,062	24,690	37,365	288,110	(181,723)	198,504	6,523	205,027
Net income	—	—	—	10,464	—	10,464	130	10,594
Other comprehensive income	—	—	—	—	6,284	6,284	168	6,452
Cash dividends paid	—	—	—	(2,502)	—	(2,502)	—	(2,502)
Stock-based compensation	—	—	1,192	—	—	1,192	—	1,192
Common stock activity, net	153	—	163	(1,235)	—	(919)	—	(919)
Balance at June 30, 2014	30,215	24,690	38,720	294,837	(175,439)	213,023	6,821	219,844
Net income	—	—	—	10,192	—	10,192	8	10,200
Other comprehensive income	—	—	—	—	609	609	18	627
Cash dividends paid	—	—	—	(3,362)	—	(3,362)	—	(3,362)
Stock-based compensation	—	—	1,188	—	—	1,188	—	1,188
Common stock activity, net	194	—	616	(322)	—	488	—	488
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(225)	(225)
Balance at September 30, 2014	$30,409	$24,690	$40,524	$301,345	$(174,830)	$222,138	$6,622	$228,760
(See accompanying notes to condensed consolidated financial statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest (based on annual revenues) independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and the Company's financial position as of, September 30, 2015 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2015 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2015 and December 31, 2014, the liabilities of the deferred compensation plan were $9,750,000 and $11,051,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,787,000 and $15,519,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and is consolidating LWI. Total assets and liabilities of LWI as of September 30, 2015 were $9,040,000 and $11,408,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $9,914,000.

2. Business Acquisition
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. During the third quarter 2015, the Company paid an additional $2,182,000 related to net debt and net working capital adjustments under the terms of the acquisition agreement which increased the purchase price to $73,994,000. Because the financial results of certain of the Company's international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in the Company's consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting to the assets acquired, and liabilities and noncontrolling interests assumed, in that acquisition have been reflected in the Company's unaudited condensed consolidated results for the three months and nine months ended September 30, 2015. As a result, comparability to prior periods' results and financial condition may be limited. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method.
As a requirement of accounting under the acquisition method, all identifiable assets acquired and liabilities assumed and noncontrolling interests were recognized using fair value measurements. Based upon the timing of the acquisition, the allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to, among other things, unbilled accounts receivable, intangible assets, deferred taxes, other assets, accrued liabilities, noncontrolling interests, and uncertain tax positions. During the measurement period since the acquisition, adjustments have been made to the preliminary purchase accounting for receivables, prepaid and other current assets acquired, other current liabilities assumed, and a payment for adjustments to net debt and net working capital based on additional information gathered. These measurement period adjustments did not affect amounts recorded to the income statement during the nine months ended September 30, 2015. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies per the terms of the acquisition agreement. As of September 30, 2015, $1,600,000 of the previously escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the preliminary purchase price allocation to the tangible and intangible assets acquired and liabilities assumed and noncontrolling interests in the GAB Robins acquisition included in the Company's condensed consolidated financial statements on the two-month delayed basis as discussed above:

(in thousands)	Opening Balance Sheet, Adjusted as of September 30, 2015

Assets
Cash and cash equivalents	$5,735
Accounts receivable	19,182
Unbilled revenues, at estimated billable amounts	7,169
Prepaid expenses and other current assets	7,443
Property and equipment	4,083
Goodwill	16,358
Intangible assets	40,535
Other noncurrent assets	1,933
Deferred income tax assets	4,833
Total Assets	$107,271

Liabilities
Other current liabilities	$22,771
Noncurrent liabilities	4,580
Total Liabilities	27,351
Net Assets Acquired, Before Noncontrolling Interests	79,920
Noncontrolling interests	5,926
Net Assets Acquired, Net of Noncontrolling Interests	$73,994
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over a preliminary estimated life of 18 years, and the remaining assets listed above are being amortized over periods ranging from two to five years. For the three months and nine months ended September 30, 2015, the Company recognized amortization expense of $783,000 and $2,074,000, respectively, in its unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes. For the three months and nine months ended September 30, 2015, GAB Robins accounted for $19,647,000 and $57,743,000 of the Company's consolidated revenues before reimbursements, respectively. The results of GAB Robins are reported in the EMEA/AP segment. For the three months and nine months ended September 30, 2015, GAB Robins contribution to the Company's earnings and earnings per share were not material to the unaudited condensed consolidated financial statements and as such, no pro forma information is required to be presented.

3. Recently Issued Accounting Standards
Business Combinations-Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under ASU 2015-16, in accounting for adjustments made to provisional amounts recognized in a business combination the requirement to retrospectively account for those adjustments is eliminated. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted the standard effective in the third quarter 2015, although it had no impact on the Company's results of operations, financial condition and cash flows for the nine months ended September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. At the Emerging Issues Task Force ("EITF") meeting held in June 2015, the EITF clarified that fees incurred to secure revolving debt arrangements were not addressed by ASU 2015-03 and the SEC observer at the EITF meeting stated that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving debt agreement. Following this announcement, management determined that adoption of this standard is not expected to have any impact on the financial statements of the Company.
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.
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
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-8, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines "discontinued operations" similarly to how it is defined under International Financial Reporting Standards 2, "Non-current Assets Held for Sale and Discontinued Operations." The standard became effective in the first quarter of 2015 for public organizations with calendar year-ends. The Company adopted the standard effective in the first quarter 2015, although it had no impact on the Company's results of operations, financial condition and cash flows for the nine months ended September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months and nine months ended September 30, 2015 and 2014 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
This swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At September 30, 2015, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2015, the Company estimates that its effective income tax rate for 2015 will be approximately 83% after considering known discrete items. The Company's effective tax rate is higher in the 2015 period primarily due to the overall low level of taxable income, fluctuations in the mix of income earned, changes in enacted tax rates, and current year losses in certain operations, including losses due to restructuring and special charges, in jurisdictions with lower tax rates or in jurisdictions where the losses are unable to be benefited.

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service (benefit) cost	$(208)	$694	$1,224	$2,098
Interest cost	8,187	8,937	24,459	26,851
Expected return on assets	(10,604)	(11,498)	(31,428)	(34,560)
Amortization of actuarial loss	3,396	3,123	9,660	8,967
Net periodic benefit cost	$771	$1,256	$3,915	$3,356
For the nine-month period ended September 30, 2015, the Company made contributions of $9,000,000 and $4,945,000 to its underfunded U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $14,850,000 and $5,204,000, respectively, in the comparable period in 2014. The Company is not required to make any additional contributions to its U.S. defined benefit pension plan or to the U.K. plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $3,000,000 and $1,700,000 to its U.S. and U.K. plans, respectively, during the remainder of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

During the three months and nine months ended September 30, 2015, a majority of the employees covered under the defined benefit pension plan in the Netherlands elected to convert to a newly created defined contribution plan effective January 1, 2015. This was accounted for as a curtailment of the defined benefit pension plan which resulted in the reduction of the projected benefit obligation in the amount of $5,500,000, reduction of the deferred tax asset of $1,400,000, and a reduction in accumulated other comprehensive loss of $4,100,000. This change resulted in a reduction in Net Periodic Pension Costs for the three months and nine months ended September 30, 2015 of $673,000. This reduction was substantially offset by an increase in defined contribution expense.

7. Net (Loss) Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes (loss) earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed (loss) earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same (loss) earnings per share for CRDA and CRDB. During the first, second, and third quarters of 2015 and 2014 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(2,360)	$(1,891)	$3,766	$3,064	$(2,198)	$(1,770)	$10,425	$8,530
Dividends paid	2,160	1,234	2,128	1,234	6,447	3,704	5,144	3,209
Net (loss) income available to common shareholders, basic	$(200)	$(657)	$5,894	$4,298	$4,249	$1,934	$15,569	$11,739

Denominator:
Weighted-average common shares outstanding, basic	30,807	24,690	30,355	24,690	30,668	24,690	30,178	24,690
(Loss) earnings per share - basic	$(0.01)	$(0.03)	$0.19	$0.17	$0.14	$0.08	$0.52	$0.48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(2,360)	$(1,891)	$3,801	$3,029	$(2,214)	$(1,754)	$10,545	$8,410
Dividends paid	2,160	1,234	2,128	1,234	6,447	3,704	5,144	3,209
Net (loss) income available to common shareholders, diluted	$(200)	$(657)	$5,929	$4,263	$4,233	$1,950	$15,689	$11,619

Denominator:
Weighted-average common shares outstanding, basic	30,807	24,690	30,355	24,690	30,668	24,690	30,178	24,690
Weighted-average effect of dilutive securities	—	—	633	—	488	—	779	—
	30,807	24,690	30,988	24,690	31,156	24,690	30,957	24,690
(Loss) earnings per share - diluted	$(0.01)	$(0.03)	$0.19	$0.17	$0.14	$0.08	$0.51	$0.47
Listed below are the shares excluded from the denominator in the above computation of diluted (loss) earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	15	—	32	—
Performance stock grants excluded because performance conditions had not been met (1)	1,819	2,267	1,969	2,267
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating (loss) earnings per share until the performance measurements have been achieved. As of September 30, 2015, the Company does not expect these performance measurements to be achieved by December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table details shares issued during the three months and nine months ended September 30, 2015 and September 30, 2014. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic (loss) earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
CRDA issued under non-employee director stock plan	4	2	59	62
CRDA issued under the Employee Stock Purchase Plan	107	155	107	155
CRDA issued under the U.K. ShareSave Scheme	5	3	101	264
CRDA issued under the International Employee Stock Purchase Plan	7	12	7	12
CRDA issued under the Executive Stock Bonus Plan	20	66	94	317
CRDA issued upon stock option plan exercises	—	—	—	106
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
During the three months and nine months ended September 30, 2015, the Company repurchased 500,000 shares and 517,700 shares of CRDA, respectively, at an average cost of $6.62 and $6.66 per share, respectively. The non-cash repurchase of 500,000 shares during the three months and nine months ended September 30, 2015 was made pursuant to a note payable agreement for $3,310,000. During the three months and nine months ended September 30, 2014, the Company repurchased 44,254 and 382,192 shares of CRDA, respectively, at an average cost of $8.27 and $8.26 per share, respectively. The Company did not repurchase any shares of CRDB during any of these periods.

8. Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the Company consists of the total of net (loss) income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(15,188)	$(212,498)	$(227,686)	$(4,659)	$(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(6,185)	—	(6,185)	(16,714)	—	(16,714)
Amounts reclassified from accumulated other comprehensive income	—	7,823	7,823	—	12,624	12,624
Net current period other comprehensive (loss) income	(6,185)	7,823	1,638	(16,714)	12,624	(4,090)
Ending balance	$(21,373)	$(204,675)	$(226,048)	$(21,373)	$(204,675)	$(226,048)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Three months ended September 30, 2014			Nine months ended September 30, 2014
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$3,815	$(179,254)	$(175,439)	$3,544	$(182,754)	$(179,210)
Other comprehensive loss before reclassifications	(1,343)	—	(1,343)	(1,072)	—	(1,072)
Amounts reclassified from accumulated other comprehensive income	—	1,952	1,952	—	5,452	5,452
Net current period other comprehensive income	(1,343)	1,952	609	(1,072)	5,452	4,380
Ending balance	$2,472	$(177,302)	$(174,830)	$2,472	$(177,302)	$(174,830)
________________________________________________

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

As discussed in Note 6, "Defined Benefit Pension Plans," during the three months ended September 30, 2015, there was a curtailment of the defined benefit pension plan in the Netherlands which resulted in the reduction of the projected benefit obligation in the amount of $5,500,000, reduction of the deferred tax asset of $1,400,000, and a reduction in accumulated other comprehensive loss of $4,100,000.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2015
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11	$11	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	5,603	—	5,603	—

Liabilities:
Contingent earnout liability (3)	1,253	—	—	1,253
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

(3)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $2,048,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,153,000 at December 31, 2014. The change in the Level 3 fair value at September 30, 2015 was due to foreign currency translation adjustments and inputed interest.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or nine months ended September 30, 2015. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and nine months ended September 30, 2015 and 2014 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Americas	$92,007	$92,181	$280,664	$273,673
Europe, Middle East, Africa and Asia-Pacific ("EMEA/AP")	98,271	86,173	286,725	253,755
Broadspire	74,225	68,242	217,590	199,706
Legal Settlement Administration	28,832	47,235	100,531	130,262
Total segment revenues before reimbursements	293,335	293,831	885,510	857,396
Reimbursements	16,649	21,079	55,506	53,925
Total revenues	$309,984	$314,910	$941,016	$911,321

Segment Operating Earnings:
Americas	$12,163	$7,036	$27,035	$22,112
EMEA/AP	6,652	4,225	9,286	10,435
Broadspire	7,429	4,422	16,972	9,140
Legal Settlement Administration	1,141	7,668	9,813	18,335
Total segment operating earnings	27,385	23,351	63,106	60,022

Deduct:
Unallocated corporate and shared costs, net	(4,297)	(500)	(11,639)	(2,190)
Net corporate interest expense	(2,332)	(1,680)	(6,238)	(4,532)
Stock option expense	(30)	(184)	(357)	(680)
Amortization of customer-relationship intangible assets	(2,350)	(1,543)	(6,782)	(4,746)
Restructuring and special charges	(11,078)	—	(16,383)	—
Income before income taxes	$7,298	$19,444	$21,707	$47,874
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's four operating segments and make resource allocation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Americas
U.S. Claims Field Operations	$19,332	$23,843	$59,312	$75,798
U.S. Technical Services	7,642	6,044	21,708	19,069
U.S. Catastrophe Services	19,461	12,301	60,166	30,098
Subtotal U.S. Claims Services	46,435	42,188	141,186	124,965
U.S. Contractor Connection	15,646	12,637	44,498	39,767
Subtotal U.S. Property & Casualty	62,081	54,825	185,684	164,732
Canada--all service lines	27,042	33,575	85,283	98,083
Latin America/Caribbean--all service lines	2,884	3,781	9,697	10,858
Total Revenues before Reimbursements--Americas	$92,007	$92,181	$280,664	$273,673

Broadspire
Workers' Compensation and Liability Claims Management	$30,583	$28,109	$90,120	$84,113
Medical Management	39,983	36,257	116,301	104,103
Risk Management Information Services	3,659	3,876	11,169	11,490
Total Revenues before Reimbursements--Broadspire	$74,225	$68,242	$217,590	$199,706

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2015, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,211,000.
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
The Company is subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws, and from time to time the Company faces claims and investigations by employees, former employees, and governmental entities under such laws. Such claims, investigations, and any litigation involving the Company could divert management's time and attention from the Company's business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company's results of operations, financial position, and cash flows. In the opinion of Company management, adequate provisions have been made for any items that are probable and reasonably estimable.
The 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,253,000. The maximum potential earnout is $2,048,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
The Company has voluntarily self-reported to the Securities and Exchange Commission (the "SEC") and the Department of Justice (the "DOJ") certain potential violations of the Foreign Corrupt Practices Act discovered by the Company during the course of its regular internal audit process. Upon discovery, the Company, with the oversight of the Audit Committee and the Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The Company has been cooperating fully, and expects to continue to cooperate fully, with the SEC and the DOJ in this matter. The Company cannot currently predict when or what, if any, action may be taken by the SEC or the DOJ, or other governmental authorities, or the effect any such actions may have on the Company's results of operations, cash flows or financial position.

12. Restructuring and Special Charges
Restructuring Charges
Restructuring charges incurred for the three months and nine months ended September 30, 2015 of $6,100,000 and $11,405,000 respectively were related to the establishment of the Company's Global Business Services Center ("the Center") in Manila, Philippines, integration costs related to the GAB Robins acquisition and EMEA/AP restructuring and other restructuring activities in the Americas segment.
The following table shows the costs incurred by type of restructuring activity:

Restructuring Charges	Three months ended	Nine months ended
(in thousands)	September 30, 2015	September 30, 2015
Establishment of the Center in Manila, Philippines	$1,604	$3,863
Integration costs related to the GAB Robins acquisition and EMEA/AP restructuring	4,177	5,224
Other restructuring activities in the Americas segment	319	2,318
Total restructuring charges	$6,100	$11,405

Costs associated with the Center were primarily for professional fees and severance costs. Integration costs related to the GAB acquisition and EMEA/AP restructuring were predominantly made up of severance and to a lesser extent professional fees and other costs. The restructuring charges in the Americas segment were for severance.
As of September 30, 2015, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges recorded in 2012 and 2015. The rollforwards of these costs to September 30, 2015 were as follows:

Restructuring Charges	Three months ended September 30, 2015
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, June 30, 2015	$1,061	$590	$1,293	$308	$3,252
Additions	—	4,926	1,174	—	6,100
Adjustments to accruals	(39)	—	—	—	(39)
Cash payments	—	(4,153)	(1,561)	(211)	(5,925)
Ending balance, September 30, 2015	$1,022	$1,363	$906	$97	$3,388

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restructuring Charges	Nine months ended September 30, 2015
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2015	$1,431	$131	$—	$308	$1,870
Additions	—	7,524	3,881	—	11,405
Adjustments to accruals	(409)	—	—	—	(409)
Cash payments	—	(6,292)	(2,975)	(211)	(9,478)
Ending balance, September 30, 2015	$1,022	$1,363	$906	$97	$3,388

Special Charges
The Company recorded special charges for the three months and nine months ended September 30, 2015, of $4,978,000. The special charges were comprised of two components: (1) $1,627,000 in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $3,351,000 related to the ongoing investigation of potential violations of the Foreign Corrupt Practices Act disclosed in Note 11 "Commitments and Contingencies." At September 30, 2015, $1,674,000 of liabilities for costs related to the investigation remained on the Company's Condensed Consolidated Balance Sheets in "Other accrued liabilities."
Total restructuring and special charges for the three months and nine months ended September 30, 2015 were $11,078,000 and $16,383,000 respectively. There were no restructuring and special charges during the three months and nine months ended September 30, 2014.

13. Subsequent Event
Effective November 5, 2015, Crawford & Company, certain of its subsidiaries, Wells Fargo Bank, National Association, as agent and a lender, and the other signatories thereto, entered into the Fifth Amendment to the Credit Agreement (the "Amendment"). Pursuant to the Amendment, among other things, the definition of Consolidated EBITDA was revised to exclude certain restructuring charges, not to exceed $27,000,000 in 2015 and $13,000,000 in 2016, and $38,000,000 in the aggregate. Additionally, the maximum leverage ratio, with which the Company is required to comply, was increased from 3.25 to 1.00 to 3.75 to 1.00 for fiscal quarters ending December 31, 2015 through September 30, 2016, with step-downs to 3.50 to 1.00 thereafter for fiscal quarters ending December 31, 2016 through September 30, 2017 and to 3.25 to 1.00 for fiscal quarters thereafter. In addition, the minimum fixed charge coverage ratio as of the last day of any fiscal quarter was decreased to be 1.25 to 1.00 from 1.50 to 1.00. The Amendment also allows for the disposition of immaterial foreign subsidiaries with a book value not to exceed $15,000,000 in the aggregate.
The Amendment did not change availability under or the maturity date of the credit facility.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2015, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
November 9, 2015

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of our Legal Settlement Administration segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	our ability to achieve projected levels of efficiencies and cost savings from our Global Business Services Center in Manila, Philippines (the "Center"),

•	regulatory changes related to funding of defined benefit pension plans,

•	our underfunded U.S. and U.K. defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2014. As described in Note 1, "Basis of Presentation," the financial results of our international subsidiaries, other than those in Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
The Company has voluntarily self-reported to the Securities and Exchange Commission (the "SEC") and the Department of Justice (the "DOJ") certain potential violations of the Foreign Corrupt Practices Act discovered during the course of our regular internal audit process. Upon discovery, management, with the oversight of the Audit Committee and the Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. We have been cooperating fully, and we expect to continue to cooperate fully, with the SEC and the DOJ in this matter. We cannot currently predict when or what, if any, action may be taken by the SEC or the DOJ, or other governmental authorities, or the effect any such actions may have on our results of operations, cash flows or financial position.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $0.5 million or 0.2% for the three months ended September 30, 2015 but increased $28.1 million or 3.3% for the nine months ended September 30, 2015 compared with the same periods of 2014. The slight decrease in revenues for the third quarter was due to a decrease in revenues in our Americas and Legal Settlement Administration segments, partially offset by increases in our EMEA/AP and Broadspire segment revenues. The increase in revenues for the nine-month period was due to increases in revenues in our EMEA/AP, Broadspire, and Americas segments offsetting a decrease in our Legal Settlement Administration segment revenues. In the EMEA/AP segment $19.6 million and $57.7 million in revenues for the three months and nine months ended September 30, 2015, respectively, were attributable to the GAB Robins acquisition. Changes in foreign exchange rates reduced revenues in the Americas segment by $5.8 million and in the EMEA/AP segment by $12.5 million for the three months ended September 30, 2015. Changes in foreign exchange rates reduced revenues in the Americas segment by $14.6 million and in the EMEA/AP segment by $30.5 million for the nine months ended September 30, 2015.

Cost of services provided, before reimbursements decreased $2.3 million or 1.1% for the three months ended September 30, 2015 but increased $37.0 million or 5.9% for the nine months ended September 30, 2015, compared with the same periods of 2014. Included in the cost of services are costs for the contractor repair business acquired as a part of our December 1, 2014 acquisition of 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins") which accounted for $8.6 million and $24.8 million of the costs for the three-month and nine-month periods ended September 30, 2015, respectively. The decrease for the three-month period ended September 30, 2015, as compared with the same period in 2014, was due to a decrease in non-employee labor associated with the Legal Settlement Administration segment. The increase for the nine-month period ended September 30, 2015, as compared with the same period 2014, was due to increased compensation expenses associated with our outsourcing contract with a major U.S. insurance carrier in the Americas segment, higher self insured costs, and costs associated with the integration of GAB Robins.
Selling, general, and administrative ("SG&A") expenses were 4.0% higher in the quarter and 0.4% lower in the nine months ended September 30, 2015 compared with the same periods of 2014. The increase in costs for the three months ended September 30, 2015 was primarily due to an increase in SG&A expenses from the GAB Robins acquisition and increased self-insurance costs. The slight decrease for the nine months ended September 30, 2015 was primarily attributable to a decrease in professional fees and incentive compensation, largely offset by increases in SG&A expenses from the GAB Robins acquisition.
On December 1, 2014, we completed the acquisition of GAB Robins, a U.K. based international loss adjusting and claims management provider for cash consideration of $71.8 million. During the third quarter of 2015, the Company paid an additional $2.2 million related to net debt and net working capital adjustments under the terms of the acquisition agreement which increased the purchase price to $74.0 million. Because the financial results of certain of our international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in our consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of purchase accounting principles to the assets acquired, and liabilities assumed, in that acquisition are being reflected in the Company's unaudited condensed consolidated results for the three months and nine months ended September 30, 2015. As a result, comparability to prior periods' results and financial condition may be limited.
Restructuring and Special Charges
During the three months and nine months ended September 30, 2015, we recorded $11.1 million and $16.4 million, respectively, in restructuring and special charges. Included in these totals are restructuring charges for the three months and nine months ended September 30, 2015, of $6.1 million and $11.4 million respectively, as summarized below:

Restructuring Charges	Three months ended	Nine months ended
(in thousands)	September 30, 2015	September 30, 2015
Establishment of the Center in Manila, Philippines	$1,604	$3,863
Integration costs related to the GAB Robins acquisition and EMEA/AP restructuring	4,177	5,224
Other restructuring activities in the Americas segment	319	2,318
Total restructuring charges	$6,100	$11,405

The Center provides us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Center, which is expected to be phased in through 2018, is expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. A total estimated restructuring charge of approximately $6.3 million is expected to be incurred for all of 2015, which is expected to be partially offset by initial savings in 2015 of approximately $1.5 million. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Center, or to achieve expected cost savings on a timely basis or at all.
We expect to incur a total of approximately $8.4 million in restructuring charges in 2015 associated with the integration of GAB Robins and the restructuring activities of our EMEA/AP segment.
The Americas previously announced restructuring activities, totaling $2.3 million, are substantially complete for 2015.
We recorded special charges for the three-month and nine-month periods ended September 30, 2015 of $5.0 million for certain legal and professional fees and employee separation costs.
In addition to the activities discussed above, we plan to incur restructuring charges in the fourth quarter of approximately $10.0 to $15.0 million to remove approximately $25.0 to $28.0 million of annual costs.

We expect the total cost reduction plans to provide a benefit of approximately $47.0 to $50.0 million in 2016 over the 2015 run rate. The majority of the cost benefit will be achieved by reducing administrative and back office costs in our shared service support centers, Americas and EMEA/AP administrative costs, along with duplicative layers of upper level management.
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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of administrative functions, but excluding certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.
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
Unallocated corporate and shared costs represent expenses related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, and certain self-insurance costs and recoveries, and professional fees related to certain corporate projects that are not allocated to our individual operating segments.
Restructuring and special charges are not allocated to any particular operating segment as they arise from non-core items not directly related to our normal business or operations, or our future performance.
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, and unallocated corporate and shared costs follows the discussion and analysis of the results of operations of our four operating segments.
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

Operating results for our Americas, EMEA/AP, Broadspire, and Legal Settlement Administration segments reconciled to income before income taxes and net (loss) income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Americas	$92,007	$92,181	$280,664	$273,673
EMEA/AP	98,271	86,173	286,725	253,755
Broadspire	74,225	68,242	217,590	199,706
Legal Settlement Administration	28,832	47,235	100,531	130,262
Total revenues, before reimbursements	293,335	293,831	885,510	857,396
Reimbursements	16,649	21,079	55,506	53,925
Total Revenues	$309,984	$314,910	$941,016	$911,321

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$57,767	$60,588	$183,462	$176,256
% of related revenues before reimbursements	62.8%	65.7%	65.4%	64.4%
EMEA/AP	61,815	59,987	188,131	178,793
% of related revenues before reimbursements	62.9%	69.6%	65.6%	70.5%
Broadspire	39,062	37,371	118,012	112,478
% of related revenues before reimbursements	52.6%	54.8%	54.2%	56.3%
Legal Settlement Administration	21,448	31,991	70,773	90,977
% of related revenues before reimbursements	74.4%	67.7%	70.4%	69.8%
Total	$180,092	$189,937	$560,378	$558,504
% of Revenues before reimbursements	61.4%	64.6%	63.3%	65.1%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Americas	$22,077	$24,557	$70,167	$75,305
% of related revenues before reimbursements	24.0%	26.7%	25.0%	27.5%
EMEA/AP	29,804	21,961	89,308	64,527
% of related revenues before reimbursements	30.3%	25.5%	31.2%	25.4%
Broadspire	27,734	26,449	82,606	78,088
% of related revenues before reimbursements	37.4%	38.7%	38.0%	39.1%
Legal Settlement Administration	6,243	7,576	19,945	20,950
% of related revenues before reimbursements	21.6%	16.1%	19.8%	16.1%
Total before reimbursements	85,858	80,543	262,026	238,870
% of Revenues before reimbursements	29.3%	27.4%	29.6%	27.9%
Reimbursements	16,649	21,079	55,506	53,925
Total	$102,507	$101,622	$317,532	$292,795
% of Revenues	33.1%	32.3%	33.7%	32.1%
Operating Earnings:
Americas	$12,163	$7,036	$27,035	$22,112
% of related revenues before reimbursements	13.2%	7.6%	9.6%	8.1%
EMEA/AP	6,652	4,225	9,286	10,435
% of related revenues before reimbursements	6.8%	4.9%	3.2%	4.1%
Broadspire	7,429	4,422	16,972	9,140
% of related revenues before reimbursements	10.0%	6.5%	7.8%	4.6%
Legal Settlement Administration	1,141	7,668	9,813	18,335
% of related revenues before reimbursements	4.0%	16.2%	9.8%	14.1%
Deduct:
Unallocated corporate and shared costs, net	(4,297)	(500)	(11,639)	(2,190)
Net corporate interest expense	(2,332)	(1,680)	(6,238)	(4,532)
Stock option expense	(30)	(184)	(357)	(680)
Amortization of customer-relationship intangible assets	(2,350)	(1,543)	(6,782)	(4,746)
Restructuring and special charges	(11,078)	—	(16,383)	—
Income before income taxes	7,298	19,444	21,707	47,874
Provision for income taxes	(8,385)	(9,244)	(15,335)	(20,494)
Net Income	(1,087)	10,200	6,372	27,380
Net loss (income) attributable to noncontrolling interests	230	(8)	(189)	(72)
Net (loss) income attributable to shareholders of Crawford & Company	$(857)	$10,192	$6,183	$27,308

AMERICAS
Operating earnings for our Americas segment were $12.2 million, or 13.2% of revenues before reimbursements, in the third quarter of 2015, compared with $7.0 million, or 7.6% of revenues before reimbursements, in the third quarter of 2014. The increase for the 2015 third quarter compared with the 2014 third quarter was primarily due to cost reduction initiatives made in the first and second quarters of 2015. For the nine months ended September 30, segment operating earnings increased to $27.0 million, or 9.6% of revenues before reimbursements in 2015, from $22.1 million, or 8.1% of revenues before reimbursements, in 2014. The increase for the nine months ended September 30 compared with the 2014 period was due to an increase in revenues and cost reduction initiatives in the 2015 period.
Revenues before Reimbursements
Americas revenues are primarily generated from the property and casualty insurance markets in the U.S., Canada, Latin America and the Caribbean. Americas revenues before reimbursements by major service line in the U.S. and by area for other regions for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
U.S. Claims Field Operations	$19,332	$23,843	(18.9)%	$59,312	$75,798	(21.7)%
U.S. Technical Services	7,642	6,044	26.4%	21,708	19,069	13.8%
U.S. Catastrophe Services	19,461	12,301	58.2%	60,166	30,098	99.9%
Subtotal U.S. Claims Services	46,435	42,188	10.1%	141,186	124,965	13.0%
U.S. Contractor Connection	15,646	12,637	23.8%	44,498	39,767	11.9%
Subtotal U.S. Property & Casualty	62,081	54,825	13.2%	185,684	164,732	12.7%
Canada--all service lines	27,042	33,575	(19.5)%	85,283	98,083	(13.1)%
Latin America/Caribbean--all service lines	2,884	3,781	(23.7)%	9,697	10,858	(10.7)%
Total Revenues before Reimbursements	$92,007	$92,181	(0.2)%	$280,664	$273,673	2.6%
Overall, there was a slight decrease in revenues in the Americas segment in the third quarter 2015 compared with the third quarter 2014. There was an increase in U.S. Claims Services revenues in the third quarter 2015 compared with the third quarter 2014 primarily due to an increase in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line due to a reduction of weather-related case volumes. The outsourcing project for a major U.S. insurance carrier resulted in $13.2 million in revenues in the 2015 period, compared with $6.0 million in the 2014 period, responsible for a 7.8% positive variance in revenues in the three months ended September 30, 2015, compared with the 2014 period. Changes in foreign exchange rates reduced our Americas revenues by approximately 6.3% for the three months ended September 30, 2015 compared with the related 2014 period. The variance in revenues was also negatively impacted by approximately $1.1 million or 1.2% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 7.3% in the three months ended September 30, 2015, compared with the 2014 period.
U.S. Contractor Connection revenues in the third quarter of 2015 increased compared with the third quarter of 2014 due to an increase in cases received and higher average case values in the 2015 period. Revenues in Canada decreased in the third quarter 2015 compared with the third quarter 2014 due to changes in foreign exchange rates and a reduction in weather related cases received in the current period. Absent foreign exchange rate fluctuations, Canadian revenues would have been $32.3 million for the third quarter of 2015. The revenue decrease in Latin America/Caribbean for the third quarter of 2015 was due primarily to a reduction in high frequency, low severity cases in Brazil where we are exiting the affinity, mass market, and vehicle service lines in that country.

The increase in U.S. Claims Services revenues for the nine months ended September 30, 2015 compared with the same 2014 period was due to an increase in revenues in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line due to a reduction of weather-related case volumes. The outsourcing project resulted in $39.5 million in revenues in the 2015 period, compared with $10.9 million in the 2014 period, responsible for a 10.4% positive variance in revenues in the nine months ended September 30, 2015, compared with the 2014 period. Changes in foreign exchange rates reduced our Americas revenues by approximately 5.3% for the nine months ended September 30, 2015 compared with the related 2014 period. The variance in revenues was negatively impacted by approximately $3.3 million, or 1.2% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 6.4% in the nine months ended September 30, 2015, compared with the 2014 period. All of these factors netted to positively impact revenues, despite the decrease in cases discussed below.
For the nine months ended September 30, 2015, U.S. Contractor Connection revenues increased compared with the 2014 period due to an increase in cases received and higher average case values in the 2015 period. Revenues in Canada decreased in the 2015 period compared with the 2014 period due to changes in foreign exchange rates. Revenues in Canada would have been $98.4 million for the 2015 nine-month period on a constant-dollar basis. The revenue decrease in Latin America/Caribbean for the nine months ended September 30, 2015 was primarily due to a change in the mix of services provided and the rates charged for those services, including a reduction in high-frequency, low-severity cases in Brazil for the aforementioned reasons.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Americas segment, which are included in total Company revenues, were $3.5 million and $4.8 million for the three-month periods ended September 30, 2015 and 2014, respectively. Reimbursements were $10.9 million and $13.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The decrease in reimbursements is related to the reduction in revenues in the service lines where applicable. The outsourcing project in U.S. Claims Services discussed above is a primary source of the 2015 revenue increases but does not have reimbursed expenses.
Case Volume Analysis
Americas unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
U.S. Claims Field Operations	36,633	53,694	(31.8)%	111,874	167,049	(33.0)%
U.S. Technical Services	2,112	1,459	44.8%	5,642	4,419	27.7%
U.S. Catastrophe Services	5,960	7,252	(17.8)%	25,719	21,665	18.7%
Subtotal U.S. Claims Services	44,705	62,405	(28.4)%	143,235	193,133	(25.8)%
U.S. Contractor Connection	51,815	46,204	12.1%	147,387	145,043	1.6%
Subtotal U.S. Property & Casualty	96,520	108,609	(11.1)%	290,622	338,176	(14.1)%
Canada--all service lines	48,133	49,916	(3.6)%	140,841	141,908	(0.8)%
Latin America/Caribbean--all service lines	6,728	17,616	(61.8)%	31,588	51,975	(39.2)%
Total Americas Cases Received	151,381	176,141	(14.1)%	463,051	532,059	(13.0)%
Overall, there was a decrease in segment unit volume, measured principally by cases received, of 14.1% for the third quarter and 13.0% for the nine months ended September 30, 2015, primarily due to a reduction in high volume, low severity claims in the U.S. and Latin America. Total cases received for U.S. Claims Services decreased in the three months and nine months ended September 30, 2015 compared with the same periods in 2014 due to the transfer of affinity claims to our Broadspire segment, and fewer cases in our U.S. Claims Field Operations service line due to a reduction in weather-related activity and a reduction in high-frequency, low-severity vehicle appraisals. Approximately 10,500 and 26,100 affinity cases were included in U.S. Claims Field Operations cases received in the three months and nine months ended September 30, 2014, respectively. The outsourcing project previously mentioned involved the Company providing adjusters to work on the clients premises; accordingly, there were no associated claim volumes for the Company in either period associated with these revenues. Excluding the affinity cases from the 2014 case volumes, the decrease in Americas cases received would have been 8.6% for the three months ended September 30, 2015 and 8.5% for the nine months ended September 30, 2015 compared with the 2014 periods, respectively.

The increases in U.S. Contractor Connection cases for the three months and nine months ended September 30, 2015 compared with the 2014 periods were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
The 2015 decreases in cases in Canada for the three months and nine months ended September 30, 2015 were primarily due to a decline in weather related volumes from existing clients compared with the 2014 periods. The 2015 decreases in cases in Latin America and the Caribbean were primarily due to a reduction in high-frequency, low-severity affinity, mass market, and vehicle claims in Brazil due to our decision to exit those service lines in that country.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Americas segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. Americas direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 62.8% in the third quarter of 2015 decreasing from 65.7% in the third quarter of 2014. For the nine months ended September 30, 2015, Americas direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 65.4%, compared with 64.4% for the comparable period in 2014. The decrease in the third quarter was due to a realignment of staff in our U.S. Claims Field Operations in the 2015 period. The increase in the year-to-date period was primarily due to the higher compensation costs required to service the outsourcing project referred to above.
The dollar amount of these expenses decreased in the 2015 three-month period to $57.8 million from $60.6 million in the comparable 2014 period and increased in the nine months ended September 30, 2015 to $183.5 million from $176.3 million in the comparable 2014 period. There was an average of 2,894 full-time equivalent employees (including 459 catastrophe adjusters) in this segment during the first nine months of 2015, compared with an average of 2,716 employees (including 284 catastrophe adjusters) during the 2014 period. The decrease in expenses in the third quarter of 2015 compared with the third quarter of 2014 was primarily due to a realignment of staff in our U.S. Claims Field Operations. The increase in the year-to-date period was primarily due to the higher compensation costs required to service the outsourcing project referred to above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Americas segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $22.1 million, or 24.0% of segment revenues before reimbursements, for the quarter ended September 30, 2015 compared with $24.6 million, or 26.7% of segment revenues before reimbursements, for the comparable quarter of 2014. The 2015 third quarter decrease was due to continuing expense controls including a reduction in rent and other office expenses, and reductions in other administrative expenses including bad debt expense from current collections of accounts receivable. The expenses were $70.2 million, or 25.0% of segment revenues before reimbursements, for the nine months ended September 30, 2015, compared with $75.3 million, or 27.5% of segment revenues before reimbursements, for the comparable period of 2014. The decrease was primarily due to a reduction of office locations in the U.S. and related administrative cost reductions.

EMEA/AP
Operating earnings in our EMEA/AP segment increased to $6.7 million, or 6.8% of revenues before reimbursements, for the three months ended September 30, 2015 compared with 2014 third quarter operating earnings of $4.2 million, or 4.9% of revenues before reimbursements. Operating earnings decreased to $9.3 million, or 3.2% of revenues before reimbursements, for the nine months ended September 30, 2015, compared with $10.4 million, or 4.1% of revenues before reimbursements, for the comparable period of 2014. The increase in EMEA/AP operating earnings in the third quarter was due to cost reduction initiatives implemented in the 2015 period. The decline in EMEA/AP operating earnings for the nine months ended September 30, 2015 was due to a reduction in weather-related claim activity and decline in high-frequency, low-complexity claims in the U.K. and Asia-Pacific in the 2015 periods, partially offset by an improvement in our European operations and cost reduction initiatives.

Revenues before Reimbursements
EMEA/AP revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured market. Revenues before reimbursements by major region for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
U.K.	$47,939	$32,002	49.8%	$139,642	$94,784	47.3%
Europe	21,571	24,687	(12.6)%	67,960	76,267	(10.9)%
Asia-Pacific	28,761	29,484	(2.5)%	79,123	82,704	(4.3)%
Total EMEA/AP Revenues before Reimbursements	$98,271	$86,173	14.0%	$286,725	$253,755	13.0%
The increases in revenues in the U.K. for the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 were due to the acquisition of GAB Robins, which accounted for $19.6 million and $57.7 million in revenues for the three months and nine months ended September 30, 2015. Revenues in Europe decreased in the three months and nine months ended September 30, 2015 compared with the 2014 periods primarily due to changes in foreign exchange rates. Absent foreign exchange rate fluctuations, Europe revenues would have been $26.9 million and $82.9 million for the three and nine months ended September 30, 2015. The decreases in Asia Pacific revenues for both periods in 2015 compared with the same periods in 2014 were also due to changes in foreign exchange rates, as well as to a reduction in high volume, low severity cases in Singapore and China. Absent foreign exchange rate fluctuations, Asia Pacific revenues would have been $33.2 million and $89.4 million for the three and nine months ended September 30, 2015.
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
Overall case volumes increased 14.9% for the three months ended September 30, 2015 compared with the same period of 2014. Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 14.5% for the three months ended September 30, 2015 as compared with the 2014 period. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for the three months ended September 30, 2015 compared with the same period in 2014, net of the impact of the GAB Robins revenues and cases.
For the nine-month period ended September 30, 2015 compared with the 2014 period, overall case volumes increased 11.9%. Changes in foreign exchange rates decreased our EMEA/AP segment revenues by approximately 12.0% for the nine months ended September 30, 2015 as compared with the 2014 period. Changes in product mix and in the rates charged for those services accounted for a 0.7% revenue decrease for the nine months ended September 30, 2015 compared with the same period in 2014, net of the impact of the GAB Robins revenues and cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our EMEA/AP segment, which are included in total Company revenues, increased to $6.8 million and $18.3 million for the three months and nine months ended September 30, 2015, respectively, from $6.1 million and $16.6 million in the comparable periods in 2014. This increase primarily resulted from the GAB Robins acquisition, net of a decline in weather-related activity in the U.K.

Case Volume Analysis
EMEA/AP unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
U.K.	32,821	20,091	63.4%	94,415	68,223	38.4%
Europe	71,434	65,495	9.1%	211,993	187,779	12.9%
Asia-Pacific	37,615	37,917	(0.8)%	115,783	121,179	(4.5)%
Total EMEA/AP Cases Received	141,870	123,503	14.9%	422,191	377,181	11.9%
Overall case volumes were 14.9% and 11.9% higher in the three months and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. The U.K. case volumes include the impact of the GAB Robins acquisition, which accounted for 14,200 cases in the third quarter and 39,200 in the year-to-date period. Excluding the acquisition, U.K case volumes were down as compared with the 2014 periods, primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity claims. The increases in case volumes in Europe were primarily in Spain, Germany, and Scandinavia, due to expanding insurer contracts. The decreases in Asia-Pacific were due to a decline in high frequency, low severity cases in Singapore and China. Excluding the cases from the GAB Robins acquisition, EMEA/AP cases received would have increased 3.4% for the three months ended September 30, 2015 and increased 1.5% for the nine months ended September 30, 2015 compared with the 2014 periods.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 62.9% and 65.6% for the three months and nine months ended September 30, 2015, respectively, compared with 69.6% and 70.5% for each of the comparable periods in 2014. These variances were primarily a function of the mix of services provided. The dollar amount of these expenses increased for the 2015 three-month period to $61.8 million from $60.0 million in the same 2014 period. The dollar amount of these expenses increased for the 2015 nine-month period to $188.1 million from $178.8 million in 2014. These increases are primarily due to the GAB Robins acquisition in the U.K. Excluding the impact of the GAB Robins contractor repair revenue, direct compensation, fringe benefits, and non-employee labor expenses would have been 68.9% of revenues in the 2015 third quarter and 71.8% in the 2015 nine-month period. The decrease in expense as a percent of revenues in the third quarter is due to cost reduction initiatives implemented in 2015, and the increase in the year-to-date period is due to reduced utilization of our U.K. staff in the 2015 period and the GAB Robins integration. There was an average of 3,353 full-time equivalent employees in this segment in the nine months ended September 30, 2015 compared with an average of 2,951 in the 2014 period. The 2015 average includes 471 full-time equivalent employees from the GAB Robins and Buckley Scott acquisitions.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 30.3% and 31.2% of EMEA/AP revenues before reimbursements for the three months and nine months ended September 30, 2015, respectively, compared with 25.5% and 25.4%, respectively for the comparable periods in 2014. The amount of the expenses increased to $29.8 million in the third quarter of 2015 from $22.0 million in the third quarter of 2014 and to $89.3 million in the nine months ended September 30, 2015 from $64.5 million from the 2014 period. The increases in both amount and percentage is primarily due to the GAB Robins acquisition in the U.K. and due to the contractor repair business discussed above. Excluding the increase from the GAB Robins contractor repair business, expenses other than reimbursements, direct compensation, fringe benefits & non-employee labor would have been 23.6% of revenues in the 2015 third quarter and 24.6% in the nine months ended September 30, 2015. This variance is due to cost reduction initiatives implemented in 2015.

BROADSPIRE
Our Broadspire segment reported operating earnings of $7.4 million, or 10.0% of revenues before reimbursements, for the third quarter of 2015, compared with $4.4 million, or 6.5% of revenues before reimbursements, for the third quarter of 2014. For the nine months ended September 30, 2015, Broadspire operating earnings were $17.0 million, or 7.8% of revenues before reimbursements compared with $9.1 million, or 4.6% of revenues before reimbursements for the comparable 2014 period.

Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Beginning January 1, 2015, the affinity business previously handled by our U.S. Claims Services service line in the Americas segment was rebranded as accident and health services and is now in our Broadspire segment. These revenues were $1.3 million and $4.0 million in the three months and nine months ended September 30, 2015, respectively, and are included in the workers' compensation and liability claims management service line. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
Workers' Compensation and Liability Claims Management	$30,583	$28,109	8.8%	$90,120	$84,113	7.1%
Medical Management	39,983	36,257	10.3%	116,301	104,103	11.7%
Risk Management Information Services	3,659	3,876	(5.6)%	11,169	11,490	(2.8)%
Total Broadspire Revenues before Reimbursements	$74,225	$68,242	8.8%	$217,590	$199,706	9.0%
The overall increase in 2015 revenues compared with the same periods in 2014 was primarily due to organic growth, new clients, higher client retention, the transfer of accident and health cases from our U.S. Claims Services service line in the Americas segment, and increased medical management services referrals. The transfer of accident and health cases from our U.S. Claims Services service line accounted for 2.0% and 2.1% of the increases for the three months and nine months ended September 30, 2015, respectively, when compared with the comparable 2014 periods.
Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 17.3% from the 2014 third quarter to the 2015 third quarter, and increased 23.0% for the nine months ended September 30, 2015 compared with the same period in 2014. These increases were partially offset by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 7.4% in the three months ended September 30, 2015 and by approximately 2.0% in the nine months ended September 30, 2015, net of the impact of the high-frequency, low-severity accident and health revenues and cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million and $3.2 million for the three months and nine months ended September 30, 2015, respectively, compared with $1.1 million and $3.0 million in the comparable 2014 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
Workers' Compensation	46,160	50,076	(7.8)%	136,934	132,834	3.1%
Casualty	37,938	17,120	121.6%	108,665	52,772	105.9%
Other	27,024	27,511	(1.8)%	84,917	83,054	2.2%
Total Broadspire Cases Received	111,122	94,707	17.3%	330,516	268,660	23.0%
Overall case volumes were 17.3% higher in the three months ended September 30, 2015 compared with the same period in 2014. The increase in casualty cases in the third quarter of 2015 compared with the same period in 2014 was primarily due to handling approximately 16,900 accident and health cases in 2015, which in prior years were handled by our U.S. Claims Services service line in the Americas segment. All accident and health cases in the U.S. are now handled by our Broadspire segment. Excluding the accident and health cases, there was a 0.6% decrease in Broadspire cases received from the 2014 third quarter to the 2015 third quarter.

The increase in workers' compensation cases in the nine months ended September 30, 2015 resulted from new clients and higher case volumes from existing clients. The increase in casualty cases in the first nine months of 2015 compared with the same period in 2014 was partially due to new clients and from the handling of approximately 48,800 accident and health cases in the first nine months of 2015, which in prior periods were handled by our U.S. Claims Services service line in the Americas segment. Excluding the accident and health cases, the increase in Broadspire cases received from the 2014 year-to-date period to the 2015 period would have been 4.9%.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Our most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expenses, as a percent of the related revenues before reimbursements, decreased from 54.8% for the 2014 third quarter to 52.6% in the 2015 third quarter. For the nine months ended September 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before revenues before reimbursements, decreased from 56.3% in 2014 to 54.2% in the comparable 2015 period. The declines in the percent of revenues were due to improved employee utilization. The amount of these expenses increased from $37.4 million in the 2014 third quarter to $39.1 million in the 2015 third quarter, and increased from $112.5 million in 2014 to $118.0 million for the nine months ended September 30, 2015, due to the growth in revenues.
Average full-time equivalent employees in this segment totaled 1,881 in the first nine months of 2015, up from 1,674 in the comparable 2014 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Center and the transfer of employees handling accident and health cases from the Americas segment.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 37.4% and 38.0%, respectively for the three months and nine months ended September 30, 2015, compared with 38.7% and 39.1%, respectively in the comparable 2014 periods. The decreases in the percentage of revenues were due to expense growth being less than the growth in revenues in the 2015 periods. The amount of these expenses increased from $26.4 million in the 2014 third quarter to $27.7 million in the 2015 third quarter, and increased from $78.1 million in 2014 to $82.6 million for the nine months ended September 30, 2015, due to the growth in revenues.

LEGAL SETTLEMENT ADMINISTRATION
Legal Settlement Administration revenues in the third quarter and first nine months of 2015 declined compared with prior year period levels primarily because of lower revenues from the Deepwater Horizon class action settlement project and a few other large projects. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2015, although at a reduced rate.
Our Legal Settlement Administration segment reported operating earnings of $1.1 million and $9.8 million for the three months and nine months ended September 30, 2015, respectively, compared with $7.7 million and $18.3 million in the comparable 2014 periods. The related segment operating margin decreased from 16.2% for the three months ended September 30, 2014 to 4.0% in the comparable 2015 period, and from 14.1% for the nine months ended September 30, 2014 to 9.8% in the comparable 2015 period.
Revenues before Reimbursements
Legal Settlement Administration revenues are primarily derived from legal settlement administration services related to securities, product liability, and other class action settlements, and bankruptcies, primarily in the U.S. As discussed above, Legal Settlement Administration revenues before reimbursements decreased to $28.8 million for the three months ended September 30, 2015 from $47.2 million for the comparable 2014 period. For the nine-month period ended September 30, 2015, Legal Settlement Administration revenues before reimbursements decreased to $100.5 million from $130.3 million for the same period in 2014. Legal Settlement Administration revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. At September 30, 2015 we had a backlog of projects awarded totaling approximately $76.0 million, compared with $89.0 million at September 30, 2014. Of the $76.0 million backlog at September 30, 2015, an estimated $25.0 million is expected to be recognized as revenues over the remainder of 2015.

Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Legal Settlement Administration segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Legal Settlement Administration segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $5.2 million in the third quarter of 2015 compared with $9.0 million in the comparable 2014 period. Reimbursements for the nine months ended September 30, 2015 were $23.1 million compared with $20.5 million in the comparable period in 2014. The decrease in the third quarter was the result of a significant increase in case administration work on specific large projects in the 2014 third quarter, although the increase for the year was due to a higher volume of case administration work for settlements in the 2015 full year period compared with the prior year.
Transaction Volume
Legal Settlement Administration services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements was 74.4% in the three months ended September 30, 2015 compared with 67.7% in the comparable 2014 period. The amount of related expenses declined to $21.4 million for the third quarter of 2015 compared with $32.0 million for the comparable 2014 period. For the nine-month period ended September 30, 2015, these expenses as a percent of revenues before reimbursements were 70.4% compared with 69.8% in the same 2014 period. The dollar amount of these expenses were $70.8 million for the 2015 period and $91.0 million for the 2014 period. The declines in dollar amounts were primarily due to the winding down of the Deepwater Horizon special project. The increases in the percent of revenues were due to lower employee utilization in the 2015 period as a result of the reduced revenues. Average full-time equivalent employees in this segment totaled 746 for the nine-month period ended September 30, 2015 and 795 for the comparable period in 2014.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Legal Settlement Administration expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 21.6% and 19.8% for the three months and nine months ended September 30, 2015 compared with 16.1% for both of the comparable 2014 periods. The dollar amount of these expenses decreased to $6.2 million in the 2015 third quarter as compared with $7.6 million in the 2014 third quarter. The dollar amount of these expenses decreased to $19.9 million in the first nine months of 2015 compared with $21.0 million in the comparable 2014 period. The declines in dollar amounts were due to the reduction in revenues in the 2015 period. The increases in expenses as a percent of revenues were due to the reduction in variable expenses being lower than the reduction in revenues in the 2015 periods. During the nine-month period ended September 30, 2014, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration would not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and changes in enacted tax rates. At September 30, 2015, we estimate that our effective income tax rate for 2015 will be approximately 83% after considering known discrete items.
The provision for income taxes on consolidated income totaled $15.3 million and $20.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the provision for income taxes on consolidated income for the nine months ended September 30, 2015 compared with the comparable period of 2014 was primarily due to the overall decrease in income. The overall effective tax rate increased for the nine months ended September 30, 2015 as compared with the 2014 period due primarily to our overall low level of taxable income, our inability to recognize tax benefits for certain international net operating losses, fluctuations in the mix of income earned, and changes in enacted tax rates. Current year losses in certain operations, including losses due to restructuring and special charges, are in jurisdictions with lower tax rates or where the losses are unable to be benefited.

Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.6 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. Interest income totaled $227,000 and $142,000 for the three months ended September 30, 2015 and 2014, respectively. Corporate interest expense totaled $6.8 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively. Interest income totaled $587,000 and $497,000 for the nine months ended September 30, 2015 and 2014, respectively. The increases in interest expense for 2015 compared with the 2014 periods was due to increased borrowings outstanding during the 2015 periods, which were used to finance the GAB Robins acquisition. We pay interest based on variable rates. Future levels of interest expense will be dependent on the future direction of interest rates as well as the level of outstanding borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $30,000 and $357,000 was recognized during the three months and nine months ended September 30, 2015, respectively, compared with $184,000 and $680,000 for the comparable periods in 2014, respectively. The decreases from the three-month and nine-month comparable periods in 2014 were due to the higher expense recognized in the 2014 periods due to the multi-year vesting schedule of a prior grant.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.4 million and $1.5 million for the three-month periods ended September 30, 2015 and 2014, respectively. Amortization expense associated with these intangible assets totaled $6.8 million and $4.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increases in the 2015 periods over the 2014 periods were due to the amortization of intangible assets acquired as a part of the GAB Robins and Buckley Scott acquisitions. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2015 and 2014, unallocated corporate and shared costs represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. Unallocated corporate and shared costs were $4.3 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The increased costs for the three months ended September 30, 2015 compared with the same period in 2014 was a result of settlement of a specific legal claim of $1.3 million in 2015. There was no such settlement in 2014. In addition, during the 2015 period these expenses increased $1.2 million due to higher self-insured expenses and $0.4 million due to U.S. defined benefit pension expense.
Unallocated corporate and shared costs were $11.6 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively primarily due to $3.5 million of professional fees incurred for evaluating strategic alternatives and finalizing certain transactions, including transaction costs from the GAB Robins acquisition, and $1.3 million from the settlement of a specific legal claim in 2015. There were no such charges in the 2014 period. In addition, during the 2015 period these expenses increased $3.1 million due to higher self-insured expenses and $1.1 million due to U.S. defined benefit pension expense, compared with the 2014 period.
Restructuring and Special Charges
Total restructuring and special charges for the three months and nine months ended September 30, 2015 were $11.1 million and $16.4 million, respectively. There were no restructuring and special charges during the three months or nine months ended September 30, 2014. See the "Restructuring and Special Charges" in the "Results of Operations" section of this in Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2015, our working capital balance (current assets less current liabilities) was approximately $119.5 million, an increase of $11.4 million from the working capital balance at December 31, 2014. Our cash and cash equivalents were $58.3 million at September 30, 2015, compared with $52.5 million at December 31, 2014.
Cash and cash equivalents as of September 30, 2015 consisted of $8.9 million held in the U.S. and $49.4 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not expect to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by/Used in Operating Activities
Cash provided by operating activities was $21.1 million for the nine months ended September 30, 2015, compared with $44.2 million used in operating activities for the comparable period of 2014. The improvement in cash provided by operating activities in the first nine months of 2015 compared with the first nine months of 2014 was primarily due to improved collections of accounts receivable and lower payments for accrued liabilities, including incentive compensation, offsetting the decline in net income.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $94.7 million in the nine months ended September 30, 2015 compared with $25.0 million in the first nine months of 2014. In the first nine months of 2015, cash used in investing activities included $68.3 million net cash used to complete the acquisition of GAB Robins.
Cash Provided by Financing Activities
Cash provided by financing activities was $83.5 million for the nine months ended September 30, 2015 compared with $38.8 million for the 2014 period. We paid $10.2 million in dividends in the first nine months of 2015, compared with $8.4 million in the first nine months of 2014. During the first nine months of 2015, we increased our short-term borrowings and book overdraft by $94.4 million, primarily including amounts to fund the GAB Robins acquisition and our ongoing restructuring activities. During the first nine months of 2014, we increased our short-term borrowings and book overdraft by $51.5 million primarily to fund working capital needs, repurchased $3.2 million of common stock under our share repurchase program, and paid $1.4 million of statutory employee withholding taxes on behalf of certain employees who elected to reduce the number of shares of common stock that would have otherwise been issued to them under employee stock-based compensation plans.
Other Matters Concerning Liquidity and Capital Resources
Effective November 5, 2015, Crawford & Company, certain of its subsidiaries, Wells Fargo Bank, National Association, as agent and a lender, and the other signatories thereto, entered into the Fifth Amendment to the Credit Agreement (the "Amendment"). Pursuant to the Amendment, among other things, the definition of Consolidated EBITDA was revised to exclude certain restructuring charges, not to exceed $27.0 million in 2015 and $13.0 million in 2016, and $38.0 million in the aggregate. Additionally, the maximum leverage ratio, with which we are required to comply, was increased from 3.25 to 1.00 to 3.75 to 1.00 for fiscal quarters ending December 31, 2015 through September 30, 2016, with step-downs to 3.50 to 1.00 for fiscal quarters ending December 31, 2016 through September 30, 2017 and to 3.25 to 1.00 for fiscal quarters thereafter. In addition, the minimum fixed charge coverage ratio was decreased to be 1.25 to 1.00 from 1.50 to 1.00. The Amendment also allows for the disposition of immaterial foreign subsidiaries with a book value not to exceed $15.0 million in the aggregate.

The Amendment did not change availability under or the maturity date of the credit facility.
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.2 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $128.8 million at September 30, 2015. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $258.9 million as of September 30, 2015 compared with $156.8 million at December 31, 2014.
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
During the three months ended September 30, 2015, a majority of the employees covered under the defined benefit pension plan in the Netherlands elected to convert to a newly created defined contribution plan effective January 1, 2015. This was accounted for as a curtailment of the defined benefit pension plan which resulted in the reduction of the projected benefit obligation in the amount of $5.5 million, reduction of the deferred tax asset of $1.4 million, and reduction in accumulated other comprehensive loss of $4.1 million.
The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the other plans for the remainder of 2015; however, the Company expects to make additional contributions of approximately $3.0 million and $1.7 million to the U.S. and U.K. plans, respectively, in the remainder of 2015.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2015 compared with our Condensed Consolidated Balance Sheet as of December 31, 2014 were as follows:

•
Cash and cash equivalents increased $5.9 million, or $9.9 million net of currency exchange, primarily due to the decrease in accounts receivable and a decrease in prepaid expenses and other operating expenses.

•
Accounts receivable decreased $20.7 million excluding the effect of the GAB Robins acquisition, or $14.2 million excluding the GAB Robins acquisition and foreign currency exchange impacts. This decrease was primarily due to decreased receivables in Legal Settlement Administration when compared with December 31, 2014 balances.

•
Unbilled revenues increased $1.7 million excluding the impact of the GAB Robins acquisition, or $8.6 million excluding the GAB Robins acquisition and foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in U.S. Claims Services, the U.K., and Australia, when compared with December 31, 2014 balances.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $36.0 million excluding the impact of the GAB Robins acquisition. This decrease was primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plan obligations.

Off-Balance Sheet Arrangements
At September 30, 2015, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.

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
ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" was adopted during the third quarter 2015 with no impact to the unaudited condensed consolidated financial statements.
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
The table below sets forth the repurchases of CRDA and CRDB by the company during each month in the quarter ended September 30, 2015. As of September 30, 2015, the Company's authorization to repurchase shares of its common stock was limited to 1,455,300 shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2015				1,955,300
July 1, 2015 - July 31, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of July 31, 2015				1,955,300
August 1, 2015 - August 31, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of August 31, 2015				1,955,300
September 1, 2015 - September 30, 2015
CRDA	500,000	$6.62	500,000
CRDB	—	$—	—
Totals as of September 30, 2015	500,000		500,000	1,455,300

Item 6. Exhibits
See Index to Exhibits on page 47.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 9, 2015	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2015	/s/ W. Bruce Swain
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

10.1	Separation Agreement between Jeffrey T. Bowman and the Registrant, dated August 24, 2015

10.2
Fifth Amendment to Credit Agreement, dated as of November 5, 2015, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto

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