Form 10-K
period 2015-12-31
CRAWFORD & CO
filed 2016-03-10
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $227,456,855 as of June 30, 2015, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each class of the Registrant's common stock, as of March 4, 2016, was:
Class A Common Stock — $1.00 Par Value — 30,548,075 Shares
Class B Common Stock — $1.00 Par Value — 24,690,172 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2016 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2015

We use the terms "Crawford", "the Company", "the Registrant", "we", "us" and "our" to refer to the business of Crawford & Company, its subsidiaries, and variable interest entities.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, expectations regarding results, our ability to grow our revenues and reduce our operating expenses, expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, our continued compliance with the financial and other covenants contained in our financing agreements, our expected future operating results and financial condition, expectations related to the timing, costs, and benefits of the integration of our acquisition of GAB Robins Holdings UK Limited ("GAB Robins"), expectations regarding the timing, costs and synergies from our global business services center, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2015, the Company reported total revenues before reimbursements of $1.170 billion.

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

DESCRIPTION OF SERVICES

The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration. The Crawford Solution is delivered to clients through the Company's four operating segments: U.S. Services, which serves the U.S. property and casualty insurance company markets; International, which serves the property and casualty insurance company and self-insurance markets outside of the U.S.; Broadspire®, which serves the self-insurance marketplace, primarily in the U.S.; and Garden City Group, which serves the class action, regulatory, mass tort, bankruptcy, and other legal administration markets, primarily in the U.S.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

U.S. SERVICES.  The U.S. Services segment accounted for 20.7% of the Company's revenues before reimbursements in 2015. The Company's U.S. Services segment provides claims management services in the U.S. Substantially all of the Company's U.S. Services segment revenues are derived from the insurance company market. These insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, evaluation and resolution of property and casualty insurance claims, and the provision of outsourced managed contractor services.

Claims management services offered by our U.S. Services segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

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

U.S. Services is comprised of four major service lines: U.S. Claims Field Operations, U.S. Technical Services, U.S. Catastrophe Services, and U.S. Contractor Connection®.

•
U.S. Claims Field Operations is the largest service line of the Company's U.S. Services operations. Services provided by U.S. Claims Field Operations include property claims management, casualty claims management, and vehicle services.

•
U.S. Technical Services is focused on large, complex losses with a national team of technical adjusters and industry experts servicing a broad range of industries including commercial property, aviation, forensic accounting, marine and transportation, retail, building and construction, and energy, among several others. This group is part of Crawford Global Technical Services ("GTS®"), a group of qualified adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, and chemistry, with relationships spanning the insurance industry and corporations in the Fortune 1000.

•
U.S. Catastrophe Services provides independent adjusting resources and temporary services for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

•
U.S. Contractor Connection is the largest independently managed contractor network in the industry, with approximately 4,800 credentialed residential and commercial contractors. This innovative service solution for high-frequency, low-complexity claims optimizes the time and work process needed to resolve property claims. U.S. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers.

INTERNATIONAL.  The International segment accounted for 43.3% of the Company's revenues before reimbursements in 2015. International segment revenues are derived primarily from the insurance company and third-party administration markets. The major elements of international claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. Services segment. The International segment also derives revenues from third-party administration services provided under the Broadspire brand.

BROADSPIRE.  The Broadspire segment, which operates in the U.S., accounted for 25.0% of the Company's revenues before reimbursements in 2015. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies, offering a comprehensive, integrated approach to workers' compensation, liability claims management, medical management, care management, and disability management services in the U.S. Major risk categories serviced by the Broadspire segment are:

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

Through the Broadspire segment, the Company provides a complete range of claims and risk management services to clients in the self-insured or commercially insured marketplace. In addition to field investigation and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation, Disability, and Liability Claims Management; Medical Management; and Risk Management Information Services.

•
The Workers' Compensation, Disability, and Liability Claims Management service line offers a comprehensive, integrated approach to workers' compensation, disability, and liability claims management. This service line also includes Accident & Health claims programs, including affinity-type claims, and disability and leave management services to help employees return to their jobs as soon as possible.

•
The Medical Management service line offers case managers who proactively manage medical treatment while facilitating an understanding of, and participation in, the rehabilitation process. These programs aim to help employees recover as quickly as possible in a cost-effective method.

•
Risk Management Information Services are provided through Risk Sciences Group, Inc. ("RSG"), a wholly-owned subsidiary of the Company. RSG is a leading risk management information systems software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers.

GARDEN CITY GROUP.  The Garden City Group segment, formerly known as "Legal Settlement Administration," accounted for 11.0% of the Company's revenues before reimbursements in 2015. The segment provides legal settlement administration services related to securities, anti-trust, employment, product liability, and other class action settlements, as well as mass tort and bankruptcy. These services include identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds. Such services are generally referred to by the Company as class action services and are performed by Garden City Group, LLC, ("GCG"), a wholly-owned subsidiary of the Company. Since 1984, GCG has been focusing on diligently helping its clients bring their toughest cases to timely, positive conclusions. GCG provides field-experienced, multi-disciplined and technology-driven teams to support each case with appropriate administrative services and resources. GCG offers solutions in three core areas:

•
Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants and federal and state regulators to expedite high-volume class action and regulatory settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy under Chapter 11.

•	GCG Communications — legal notice programs for successful case administration.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2015	2014	2013
U.S. Services	20.7%	18.9%	17.5%
International	43.3%	42.7%	42.0%
Broadspire	25.0%	23.5%	21.7%
Garden City Group	11.0%	14.9%	18.8%
	100.0%	100.0%	100.0%

Financial results from the Company's operations outside of the U.S., Canada, and the Caribbean, and from certain subsidiaries in the Philippines are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2015, 2014, and 2013 consolidated financial statements include the financial position of such operations as of October 31, 2015 and 2014, respectively, and the results of such operations and cash flows for the fiscal periods ended October 31, 2015, 2014, and 2013, respectively.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under generally accepted accounting principles in the U.S. ("GAAP"), these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income or operating earnings, management does not believe it is informative or beneficial to include these amounts in expenses and revenues, respectively. As a result, unless otherwise indicated, revenue amounts on a consolidated basis and for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying consolidated financial statements.

Additional financial information regarding each of the Company's segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 13, "Segment and Geographic Information," to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

Revenues and operating earnings from the Garden City Group operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. During the years ended December 31, 2015, 2014, and 2013, Garden City Group derived more than 10% of its revenues from each of the Deepwater Horizon class action settlement projects and from another non-Gulf related class action settlement project. The revenues from each of these projects were individually less than 10% of our consolidated revenues in each of 2015, 2014, and 2013. We expect activity on these projects to continue in 2016, although at further reduced rates.

In addition, for the years ended December 31, 2015 and 2014, our U.S. Services segment derived in excess of 10% of its revenue from each of two customers, although individually neither of these customers accounted for in excess of 10% of our consolidated revenues. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company's intellectual property portfolio is an important asset which it seeks to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. The Company owns a number of active trademark applications and registrations which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse affect on our business, however the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

SERVICE DELIVERY

The Company's claims management services are offered primarily through its global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national and regional insurance carriers.

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

The Company competes with a substantial number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company's or may, in certain markets, have local knowledge which provides them a competitive advantage. The Company does not believe that these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and geographically dispersed offices provide the Company with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market within which our Garden City Group segment operates is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions. Competition in this segment is primarily on pricing, resource allocation ability, and experience servicing similar matters. The Company believes that our experienced leadership, coupled with global resources and state-of-the-art technology, provide a competitive advantage in this market.

EMPLOYEES

At December 31, 2015, the total number of full-time equivalent employees ("FTEs") was 8,941. In addition, the Company also from time to time uses the resources of a significant number of available temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions from their existing positions. The Company generally considers its relations with its employees to be good.

BACKLOG

Backlog is not meaningful other than in our Garden City Group segment. At December 31, 2015 and 2014, our Garden City Group segment had an estimated revenue backlog related to projects awarded totaling approximately $81 million and $102 million, respectively. Additional information regarding this backlog is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K under the caption "Garden City Group."

AVAILABLE INFORMATION

The Company, a Georgia corporation, is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC on our website, www.crawfordandcompany.com via a link to a third-party website with SEC filings. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Copies of the Company's annual report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

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

In recent periods, we have derived a material amount of our revenues from a limited number of clients and projects. As these projects near completion, if we are not able to replace these revenues, our financial condition and results of operations could be materially adversely affected.

For the years ended December 31, 2015, 2014, and 2013, our Garden City Group segment derived more than 10% of its revenues from each of the Deepwater Horizon class action settlement projects and another non-Gulf related class action settlement project. The revenues from each of these projects were individually less than 10% of our consolidated revenues in each of 2015, 2014, and 2013. Revenues and operating earnings from these projects in 2015 were at a reduced rate as compared to 2014 and 2013. We expect activity on these projects to continue in 2016, although at further reduced rates.

In addition, for the years ended December 31, 2015 and 2014, our U.S. Services segment derived in excess of 10% of its revenue from each of two customers, although individually neither of these customers accounted for in excess of 10% of our consolidated revenues. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

Our Garden City Group service revenues are subject to a number of risks due to the fact they are project-based and can fluctuate significantly from period to period for various reasons, and due to recent changes in its executive management.

Our Garden City Group service revenues are project-based and can fluctuate significantly from period to period. Revenues from this segment are in part dependent on product liability, bankruptcy and securities class action cases and settlements. Legislation or a change in market conditions could curtail, slow or limit growth of this part of our business. Tort reforms in the U.S., at either the national or state levels, could limit the number and size of future class action cases and settlements. Any slowdown in the referral of projects to the Garden City Group segment or the commencement of services under the projects in any period, if not replaced by new revenue sources in our other segments, could materially adversely impact our financial condition and results of operations. In addition, as a result of certain recent changes in executive management of GCG, the Company and its operations could become subject to a number of additional risks and uncertainties, which could include, among other things, those associated with the effects of competition with GCG by one or more former members of management of GCG, the loss of one or more clients of GCG or difficulty in collecting amounts due therefrom, payments that may be required based upon the separation from service to Crawford & Company and its subsidiaries, and overall reductions in the value of Crawford & Company or its subsidiaries as a result of the occurrence of any of the foregoing.

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

Our failure to continue to integrate GAB Robins could materially adversely affect our business and results of operations.

We completed the acquisition of GAB Robins in December 2014. The success of the GAB Robins acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating GAB Robins on a timely basis, if at all. The ongoing integration process continues to be complex, costly and time-consuming. We recorded significant restructuring charges in 2015 related to these efforts and expect to record additional restructuring charges in 2016 as the integration continues. Difficulties of continuing to integrate the operations of the GAB Robins business may include, among others:

•	failure to implement our business plan for the combined business on a timely basis or at current expected cost levels;

•	unanticipated issues in integrating information, communications, and other systems; and

•	other unanticipated issues, expenses, and liabilities.

We may not accomplish the integration of GAB Robins business smoothly, successfully, or within the anticipated cost or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the GAB Robins acquisition and could materially adversely affect our business and results of operations.

We are continuing our initiative to establish a Global Business Services Center in Manila, Philippines and a Global Technology Services Center in Pune, India (the "Centers"). If we are unable to timely and cost effectively complete and ramp up operations at the Centers, or fail to achieve the expected operational synergies therefrom on a timely basis or at all, our results of operations and financial condition may be materially adversely affected.

In 2014, we established a wholly-owned global business services center in Manila, Philippines. We have subsequently expanded the capabilities of the center to include Information Technology services performed in Pune, India (the "Centers"). The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. Operations in the Centers are expected to deliver cumulative expense savings of approximately $60 million through 2019 and annual cost savings of approximately $20 million per year thereafter. To achieve these savings, we expect to record charges totaling approximately $20 million through 2018. An initial charge of $4.4 million was incurred in 2015, which was partially offset by initial savings in 2015 of approximately $2 million. We expect to record charges of $8.4 million in 2016, which should be partially offset by combined savings in 2016 of $8 million.

We may not be able to have the Centers fully staffed and operational on a timely basis, or at presently anticipated costs. In addition, our anticipated efficiencies and future estimated cost savings are based on several assumptions that may prove to be inaccurate, and, as a result, there can be no assurance that we will realize these efficiencies and cost savings in the expected time line or at all. Our inability to have the Centers staffed and operational within our presently anticipated timeframe or at presently anticipated costs, or our failure or delays in achieving projected levels of efficiencies and cost savings from such measures, or any unanticipated inefficiencies resulting from establishing the Centers, could materially adversely affect our results of operations and financial condition.

Control by a principal shareholder could adversely affect the Company and our other shareholders.

As of December 31, 2015, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 52% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2015, Mr. Crawford also beneficially owned approximately 35% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

A significant portion of our operations are international. These international operations subject us to political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could materially negatively affect those operations or our business as a whole.

Our international operations subject us to political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face, among other risks, the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding trade and investment abroad; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

International operations also subject us to numerous additional laws and regulations that are in addition to, or may be different from, those affecting U.S. businesses, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anti-corruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could inadvertently or intentionally take actions that violate any of these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations. As discussed in Note 15, "Commitments and Contingencies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company has voluntarily self-reported certain potential FCPA violations.

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

We have incurred impairment charges to reduce the carrying value, and could in the future be required to incur additional impairment charges on a significant portion of the carrying value of our intangible assets and goodwill, which may adversely affect our financial condition and results of operations.

Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, "Intangibles--Goodwill and Other," to assess the carrying value of our intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments are required to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2015, we recorded $49.3 million in goodwill impairment charges. If our financial results are negatively impacted, future impairment reviews could result in additional impairment charges. In particular, we believe the $49.7 million of remaining goodwill in the International segment is most exposed to potential impairment. We intend to continue to monitor the performance of this segment and, should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

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

In the normal course of the claims administration services business, we are from time to time named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement of claims. Additionally, our clients have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions on our part or on the part of our agents or our employees in rendering services to clients. There can be no assurance that additional lawsuits will not be filed against us. There also can be no assurance that any such lawsuits will not have a disruptive impact upon the operation of our business, that the defense of the lawsuits will not consume the time and attention of our senior management and financial resources or that the resolution of any such litigation will not have a material adverse effect on our business, financial condition and results of operations.

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") and international defined benefits plans in Germany, Norway, and the Philippines defined benefit pension plans (the "other international plans") are underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan and certain of our other international defined benefit pension plans, the projected benefit obligations for these specific plans were underfunded by $121.7 million. In recent years we have been required to make significant contributions to these plans and will have to make significant future contributions. Although the Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, Crawford plans to contribute $9.0 million per annum to the U.S. Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions. Required contributions are still anticipated in future years as the impact of the BBA2015 funding reform is phased out. In addition, regulatory requirements in the U.K. require us to make additional contributions to our U.K. Plans, even though they have assets in excess of their projected benefit obligations as of December 31, 2015. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

We are party to a credit facility, dated December 8, 2011, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto, (as amended the "Credit Facility"). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we will be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2015, the Company owned an office in Kitchener, Ontario. As of December 31, 2015, the Company leased approximately 320 other office locations for use by the Company of one or more of its segments under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Commitments Under Operating Leases" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Company is from time to time named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have, in the past, brought and may, in the future bring, claims for indemnification on the basis of alleged actions on the part of the Company, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is responsible for the deductibles and self-insured retentions under its various insurance coverages. In the opinion of the Company, adequate reserves have been provided for such known risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

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

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRDA and CRDB, as reported on the NYSE:

2015	First	Second	Third	Fourth
CRDA — High	$8.57	$8.04	$7.54	$5.96
CRDA — Low	$7.40	$7.22	$5.53	$4.95
CRDB — High	$10.19	$8.97	$8.49	$6.45
CRDB — Low	$8.26	$7.29	$5.61	$5.08

2014	First	Second	Third	Fourth
CRDA — High	$9.45	$9.83	$8.74	$9.00
CRDA — Low	$6.99	$8.05	$7.74	$7.75
CRDB — High	$10.91	$12.12	$10.86	$10.86
CRDB — Low	$7.88	$9.57	$8.25	$8.12

During the year ended December 31, 2015, we declared and paid quarterly cash dividends totaling $0.28 per share and $0.20 per share on CRDA and CRDB, respectively. During the year ended December 31, 2014, we declared and paid quarterly cash dividends totaling $0.24 per share and $0.18 per share on CRDA and CRDB, respectively. In addition, during the quarter ending March 31, 2016, we declared cash dividends of $0.07 per share on CRDA and $0.05 per share on CRDB, which dividends are payable on March 10, 2016 to shareholders of record at the close of business on February 25, 2016.

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility. The covenants in our Credit Facility limit dividend payments to shareholders. See Note 4, "Short-Term and Long-Term Debt, Including Capital Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The number of record holders of each class of the Company's common stock as of December 31, 2015 was as follows: CRDA — 2,882 and CRDB — 469.

The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

Through December 31, 2015, the Company had repurchased 544,700 shares of CRDA and 0 shares of CRDB under the 2014 Repurchase Authorization at an average cost of $6.76 per CRDA share. As of December 31, 2015, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,455,300 shares.
The following table sets forth information about our share repurchases during each month of the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of September 30, 2015				1,455,300
October 1, 2015 - October 31, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of October 31, 2015				1,455,300
November 1, 2015 - November 30, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of November 30, 2015				1,455,300
December 1, 2015 - December 31, 2015
CRDA	—	$—	—
CRDB	—	$—	—
Totals as of December 31, 2015	—		—	1,455,300

The following graph and table show the value as of December 31, 2015 of a $100 investment in the Company's Class B common stock as of December 31, 2010 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
■Crawford & Company (Class B) tS&P 500 Index ●S&P Property-Casualty Insurance Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2010	2011	2012	2013	2014	2015
Crawford & Company (Class B)	100.00	183.75	245.96	289.81	328.68	174.79
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P Property-Casualty Insurance Index	100.00	99.75	119.81	165.69	191.78	210.05

The foregoing graph and table are not, and shall not be deemed to be, filed as part of the Company's annual report on Form 10-K. Such graph and table do not constitute soliciting material and should not be deemed filed or incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Year Ended December 31,	2015	2014	2013	2012	2011
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,170,385	$1,142,851	$1,163,445	$1,176,717	$1,125,355
Reimbursements	71,135	74,112	89,985	89,421	86,007
Total Revenues	1,241,520	1,216,963	1,253,430	1,266,138	1,211,362
Total Costs of Services	940,352	914,814	936,427	936,059	917,929
U.S. Services Operating Earnings (1)	32,702	18,039	11,895	13,164	11,918
International Operating Earnings (1)	18,799	25,344	38,795	47,195	36,185
Broadspire Operating Earnings (Loss) (1)	24,017	15,469	8,245	21	(11,417)
Garden City Group Operating Earnings (1)	11,507	22,849	46,752	60,284	51,307
Unallocated Corporate and Shared Costs and Credits, Net	(16,605)	(8,582)	(10,829)	(10,504)	(9,403)
Net Corporate Interest Expense	(8,383)	(6,031)	(6,423)	(8,607)	(15,911)
Stock Option Expense	(433)	(859)	(948)	(408)	(450)
Amortization of Customer-Relationship Intangible Assets	(9,668)	(6,341)	(6,385)	(6,373)	(6,177)
Goodwill Impairment Charges	(49,314)	—	—	—	—
Restructuring and Special (Charges) Credits	(34,395)	—	—	(11,332)	2,379
Income Taxes	(13,832)	(28,780)	(29,766)	(33,686)	(12,739)
Net Loss (Income) Attributable to Noncontrolling Interests	117	(484)	(358)	(866)	(288)
Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(45,488)	$30,624	$50,978	$48,888	$45,404
(Loss) Earnings Per CRDB Share (2):
Basic	$(0.87)	$0.52	$0.91	$0.88	$0.84
Diluted	$(0.87)	$0.52	$0.90	$0.87	$0.83
Current Assets	$370,177	$367,583	$369,681	$386,765	$369,549
Total Assets	$783,406	$789,319	$790,058	$847,415	$818,477
Current Liabilities	$258,348	$259,559	$317,393	$318,174	$286,749
Long-Term Debt, Less Current Installments	$225,365	$154,046	$101,779	$152,293	$211,983
Total Debt	$247,282	$156,811	$137,645	$166,406	$214,187
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$113,693	$172,937	$199,805	$136,199	$133,472
Total Capital	$360,975	$329,748	$337,450	$302,605	$347,659
Current Ratio	1.4:1	1.4:1	1.2:1	1.2:1	1.3:1
Total Debt to Total Capital Ratio	68.5%	47.6%	40.8%	55.0%	61.6%
Return on Average Shareholders' Investment	(31.7)%	16.4%	30.3%	36.3%	40.7%
Cash Provided by Operating Activities	$61,655	$6,606	$77,844	$92,853	$36,676
Cash Used in Investing Activities	$(101,178)	$(31,767)	$(33,528)	$(33,803)	$(34,933)
Cash Provided By (Used in) Financing Activities	$67,889	$4,532	$(39,132)	$(64,918)	$(17,964)
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$2.06	$3.11	$3.60	$2.48	$2.46
Cash Dividends Per Share:
CRDA	$0.28	$0.24	$0.18	$0.20	$0.10
CRDB	$0.20	$0.18	$0.14	$0.16	$0.08
Weighted-Average Shares and Share-Equivalents:
Basic	55,286	54,927	54,543	54,229	53,517
Diluted	55,286	55,673	55,545	54,965	54,246

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings (loss) before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and special charges and credits, income taxes, and net loss or income attributable to noncontrolling interests.

(2)
The Company computes (loss) earnings per share of CRDA and CRDB using the two-class method, which allocates the undistributed (loss) earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same (loss) earnings per share for CRDA and CRDB.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2015, 2014, and 2013 consolidated financial statements include the financial position of such operations as of October 31, 2015 and 2014, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2015, 2014 and 2013, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.

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

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Services, International, Broadspire, and Garden City Group. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. In the fourth quarter of 2015, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former Americas segment to the newly formed International segment, previously referred to as the EMEA/AP (Europe, Middle East, Africa, and Asia-Pacific) segment. The former Americas segment, without Canada and Latin America/Caribbean, is now the U.S. Services segment. The results of the former EMEA/AP and Americas segments are no longer reported separately. U.S. Services primarily serves the property and casualty insurance company markets in the U.S. International serves the property and casualty insurance company and self-insurance markets outside the U.S.  Broadspire serves the U.S. self-insurance marketplace. Garden City Group serves the class action, regulatory, mass tort, bankruptcy, and other legal administration markets, primarily in the U.S. The results of prior periods have been revised to conform to the current presentation of our reportable segments. The change in reporting segments did not have any impact on previously reported consolidated financial results.

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

The legal settlement administration market within which our Garden City Group segment operates is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of securities and product liability class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

On December 1, 2014, we acquired 100% of the capital stock of GAB Robins, a loss adjusting and claims management provider headquartered in the U.K. which reports through our International segment. We believe the GAB Robins acquisition enables Crawford to significantly expand its claims handling business across a wide range of product lines in the U.K. and bolster its global specialty lines claims business. The success of the GAB Robins acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating GAB Robins on a timely basis. The integration process continues to be complex, costly, and time-consuming, and no assurances of the success of the process can be provided. Because the financial results of certain of our international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in our consolidated financial statements on a two-month delayed basis as described above, the results of GAB Robins' business are included in our consolidated results of operations beginning February 1, 2015. In addition, the $78.4 million in Credit Facility borrowings used to complete the GAB Robins acquisition were not included in outstanding borrowings on our Consolidated Balance Sheet at December 31, 2014, because the U.K.-based borrowing entity has an October 31 fiscal year end, and the balance sheet of that entity was consolidated as of October 31, 2014.

In 2014, we established a wholly-owned global business services center in Manila, Philippines. We have subsequently expanded the capabilities of the center to include Information Technology services performed in Pune, India (the "Centers"). The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. Operations in the Centers are expected to deliver cumulative expense savings of approximately $60 million through 2019 and annual cost savings of approximately $20 million per year thereafter. To achieve these savings, we expect to record charges totaling approximately $20 million through 2018. An initial charge of $4.4 million was incurred in 2015, which was partially offset by initial savings in 2015 of approximately $2 million. We expect to record charges of $8.4 million in 2016, which should be partially offset by combined savings in 2016 of $8 million. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis, or at all.

In 2015 we also announced various restructuring plans intended to, among other things, reduce overhead costs in certain functions and in our business segments, and streamline senior management to reduce costs and further improve execution. These plans included integration costs related to the GAB Robins acquisition and other special charges discussed in Note 16, "Restructuring and Special Charges" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Restructuring and special charges associated with these plans totaled $30.0 million in 2015, and another $7.2 million of costs are expected in 2016.

Goodwill impairment charges for 2015 were $49.3 million. There were no goodwill impairment charges in 2014 or 2013. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2015 goodwill impairment charges.

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.170 billion in 2015, an increase of 2.4% compared with $1.143 billion in 2014. Net loss attributable to Crawford & Company was $(45.5) million in 2015, compared with net income of $30.6 million in 2014 and $51.0 million in 2013. During 2015, the Company recorded restructuring and special charges of $34.4 million. The Company also recorded non-cash goodwill impairment charges of $49.3 million in 2015. There were no similar charges in 2014 or 2013.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) improved in our U.S. Services and Broadspire segments from 2013 to 2014 and from 2014 to 2015, while we experienced operating earnings declines in our International and Garden City Group segments in those periods.

Compared with 2014, our consolidated revenues before reimbursements were 2.4% higher in 2015 due primarily to revenue growth in U.S. Services and Broadspire, and the GAB Robins acquisition in International, partially offset by the negative impact of foreign exchange rates, and lower revenues at Garden City Group.

In the U.S. Services segment, operating earnings improved from 2014 to 2015 due to continued growth in our U.S. Contractor Connection managed repair network, growth in U.S. Catastrophe Services primarily due to an outsourcing project for a major U.S. insurance carrier, and cost reduction initiatives in 2015. These increases were partially offset by a reduction in weather related cases in the U.S. Claims Field Operations in 2015.

Operating earnings in our International segment declined in 2015 compared to 2014, due to a reduction in weather-related claim activity and decline in high-frequency, low-complexity claims in the U.K. and Asia-Pacific in 2015, and the negative impact of changes in foreign exchange rates.

Broadspire's operating earnings improved each year from 2013 to 2015. The improvements were due to higher revenues from both new and existing clients, and improved control over operating expenses.

As expected, Garden City Group's operating earnings declined in 2015 compared to 2014, reflecting a decline in revenues from certain special projects. The Garden City Group had lower revenues in 2015 from the Deepwater Horizon class action settlement project and another non-Gulf related special project, compared with 2014. Operating earnings were higher in this segment in both 2014 and 2013, compared with 2015, due to these special projects.

Selling, general and administrative ("SG&A") expenses were 1.6% higher in 2015 than in 2014 and 2.4% higher in 2014 than in 2013. The increase in 2015 was attributable to increases in SG&A expenses from the GAB Robins acquisition, partially offset by a decrease in professional fees. The increase in 2014 was due to an increase in acquisition-related costs, professional fees and self-insurance expense, partially offset by a decrease in short-term and long-term incentive compensation costs.

Segment Operating Earnings of our Operating Segments

We believe that a discussion and analysis of the segment operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 13, "Segment and Geographic Information," to the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation decisions.

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.

For most of our international operations and for Garden City Group, many administrative functions, such as finance, human resources, information technology, quality and compliance, are embedded in those locations and are considered direct costs of those operations. For our domestic operations (primarily Broadspire and the U.S. Services segments), we have a centralized shared-services arrangement for most of these administrative functions, and we allocate the costs of those services to the segments as indirect costs based on usage. Although some of the administrative services in our shared-services center benefit, and are allocated to, more than one of our operating segments, the majority of these shared services are allocated to the Broadspire and U.S. Services segments.

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

Although associated with particular operating segments, goodwill impairment charges are not allocated to any particular segment since they do not impact our performance and are not expected to impact our future performance.

Restructuring and special charges arise from time to time from events (such as internal restructurings, losses on subleases, arbitration awards, and debt refinancings) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, restructuring and special charges follows the discussion and analysis of the results of operations of our four operating segments.

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

"Direct Compensation, Fringe Benefits & Non-Employee Labor" includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. In our International and Garden City Group segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct operating costs of those locations. In our U.S. Services and Broadspire operations, certain administrative functions are performed by centralized headquarters staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor". Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.

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

				% Change From Prior Year
Year Ended December 31,	2015	2014	2013	2015	2014
	(In thousands, except percentages)
Revenues Before Reimbursements:
U.S. Services	$242,488	$215,385	$203,916	12.6%	5.6%
International	506,650	488,284	488,488	3.8%	—%
Broadspire	293,032	268,890	252,242	9.0%	6.6%
Garden City Group	128,215	170,292	218,799	(24.7)%	(22.2)%
Total, before reimbursements	1,170,385	1,142,851	1,163,445	2.4%	(1.8)%
Reimbursements	71,135	74,112	89,985	(4.0)%	(17.6)%
Total Revenues	$1,241,520	$1,216,963	$1,253,430	2.0%	(2.9)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$149,742	$133,935	$132,270	11.8%	1.3%
% of related revenues before reimbursements	61.8%	62.2%	64.9%
International	337,125	340,010	333,156	(0.8)%	2.1%
% of related revenues before reimbursements	66.5%	69.6%	68.2%
Broadspire	159,169	149,733	142,937	6.3%	4.8%
% of related revenues before reimbursements	54.3%	55.7%	56.7%
Garden City Group	90,363	117,625	142,961	(23.2)%	(17.7)%
% of related revenues before reimbursements	70.5%	69.1%	65.3%
Total	$736,399	$741,303	$751,324	(0.7)%	(1.3)%
% of Revenues before reimbursements	62.9%	64.9%	64.6%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$60,044	$63,411	$59,751	(5.3)%	6.1%
% of related revenues before reimbursements	24.7%	29.4%	29.3%
International	150,726	122,930	116,537	22.6%	5.5%
% of related revenues before reimbursements	29.8%	25.2%	23.9%
Broadspire	109,846	103,688	101,060	5.9%	2.6%
% of related revenues before reimbursements	37.5%	38.5%	40.1%
Garden City Group	26,345	29,818	29,086	(11.6)%	2.5%
% of related revenues before reimbursements	20.5%	17.5%	13.2%
Total, before reimbursements	346,961	319,847	306,434	8.5%	4.4%
% of Revenues before reimbursements	29.6%	28.0%	26.3%
Reimbursements	71,135	74,112	89,985	(4.0)%	(17.6)%
Total	$418,096	$393,959	$396,419	6.1%	(0.6)%
% of Revenues	33.7%	32.4%	31.6%
Segment Operating Earnings:
U.S. Services	$32,702	$18,039	$11,895	81.3%	51.7%
% of related revenues before reimbursements	13.5%	8.4%	5.8%
International	18,799	25,344	38,795	(25.8)%	(34.7)%
% of related revenues before reimbursements	3.7%	5.2%	7.9%
Broadspire	24,017	15,469	8,245	55.3%	87.6%
% of related revenues before reimbursements	8.2%	5.8%	3.3%
Garden City Group	11,507	22,849	46,752	(49.6)%	(51.1)%
% of related revenues before reimbursements	9.0%	13.4%	21.4%
Deduct:
Unallocated corporate and shared costs and credits, net	(16,605)	(8,582)	(10,829)	93.5%	(20.7)%
Net corporate interest expense	(8,383)	(6,031)	(6,423)	39.0%	(6.1)%
Stock option expense	(433)	(859)	(948)	(49.6)%	(9.4)%
Amortization of customer-relationship intangible assets	(9,668)	(6,341)	(6,385)	52.5%	(0.7)%
Goodwill impairment charges	(49,314)	—	—	nm	nm
Restructuring and special charges	(34,395)	—	—	nm	nm
(Loss) Income Before Income Taxes	(31,773)	59,888	81,102	(153.1)%	(26.2)%
Income taxes	(13,832)	(28,780)	(29,766)	(51.9)%	(3.3)%
(Loss) Net Income	(45,605)	31,108	51,336	(246.6)%	(39.4)%
Net loss (income) attributable to noncontrolling interests	117	(484)	(358)	(124.2)%	35.2%
Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(45,488)	$30,624	$50,978	(248.5)%	(39.9)%
nm = not meaningful

YEAR ENDED DECEMBER 31, 2015 COMPARED WITH YEAR ENDED DECEMBER 31, 2014

U.S. SERVICES SEGMENT

Operating Earnings

Operating earnings for our U.S. Services segment increased from $18.0 million in 2014 to $32.7 million in 2015, representing an operating margin of 13.5% in 2015 compared with 8.4% in 2014. Operating earnings improved 81.3% from 2014 to 2015 due to an increase in revenues and the impact of cost reduction initiatives in 2015.

Revenues before Reimbursements

U.S. Services revenues are primarily generated from the property and casualty insurance company markets in the U.S. U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2015	2014	Variance
	(In thousands)
U.S. Claims Field Operations	$78,166	$96,390	(18.9)%
U.S. Technical Services	28,558	24,822	15.1%
U.S. Catastrophe Services	76,441	43,656	75.1%
Subtotal U.S. Claims Services	183,165	164,868	11.1%
U.S. Contractor Connection	59,323	50,517	17.4%
Total U.S. Services Revenues before Reimbursements	$242,488	$215,385	12.6%

The increase in U.S. Claims Services revenues in 2015 compared with 2014 was primarily due to an increase in revenues in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line revenues due to a reduction of weather-related case volumes. The outsourcing project resulted in $51.3 million in revenues in 2015, compared with $22.1 million in 2014, responsible for a 13.6% positive variance in revenues for 2015 compared with 2014. The variance in revenues was negatively impacted by approximately $4.5 million, or 2.1% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which are now handled by our Broadspire segment. There was also an increase in revenues in the U.S. Technical Services service line due to an increase in case volumes in 2015. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 3.9% in 2015 compared with 2014. All of these factors netted to positively impact revenues, before the impact from the decrease in cases discussed below.

U.S. Contractor Connection revenues increased 17.4% in 2015 compared with 2014 primarily due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks. There was also an increase in the average fee per claim in 2015 compared to 2014.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment which are included in total Company revenues were $8.2 million in 2015, decreasing from $9.6 million in 2014. The decrease in reimbursements is related to the reduction in revenues in U.S. Claims Field Operations. The outsourcing project in U.S. Claims Services discussed above was a primary source of the 2015 revenue increase but does not have reimbursed expenses.

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
U.S. Claims Field Operations	148,478	219,141	(32.2)%
U.S. Technical Services	7,484	5,751	30.1%
U.S. Catastrophe Services	32,018	22,560	41.9%
Subtotal U.S. Claims Services	187,980	247,452	(24.0)%
U.S. Contractor Connection	194,113	184,738	5.1%
Total U.S. Services Cases Received	382,093	432,190	(11.6)%

The 2015 decrease in U.S. Claims Services cases was primarily due to the transfer of affinity claims to our Broadspire segment, and fewer cases in our U.S. Claims Field Operations service line due to a reduction in weather-related activity and a reduction in high-frequency, low-complexity vehicle appraisals. Approximately 39,000 affinity cases were included in U.S. Claims Field Operations cases received in 2014. The previously described outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there are no associated case volumes referred to the Company for these revenues. The increases in U.S. Technical Services and U.S. Catastrophe Services were due to cases received from new clients in 2015. Excluding the affinity cases from the 2014 case volumes, the decrease in U.S. Services cases received would have been 2.8% for 2015 compared with 2014.

The 2015 increase in U.S. Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks, which we expect to continue.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 61.8% for 2015 and 62.2% for 2014. The decrease was due to the impact of certain cost reduction initiatives in 2015 and improved staff utilization.

The dollar amount of these expenses increased from $133.9 million in 2014 to $149.7 million in 2015. There was an average of 1,489 FTEs (including 454 catastrophe adjusters) in 2015 compared with an average of 1,403 FTEs (including 317 catastrophe adjusters) in 2014. The increase in expenses and FTEs in 2015 was primarily due to the higher compensation costs required to service the outsourcing project referred to above.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $63.4 million in 2014 to $60.0 million in 2015, and as a percent of segment revenues, decreased from 29.4% in 2014 to 24.7% in 2015. These decreases were primarily due to the impact of a reduction of office locations in the U.S. and related administrative cost reductions.

INTERNATIONAL SEGMENT

Operating Earnings

International segment operating earnings decreased to $18.8 million in 2015, a decrease of 25.8% from 2014 operating earnings of $25.3 million. The operating margin decreased from 5.2% in 2014 to 3.7% in 2015. The decline in operating earnings was due to a reduction in weather-related claim activity and a decline in high-frequency, low-complexity claims in the U.K. and Asia-Pacific in 2015, and the negative impact of changes in foreign exchange rates.

The results for GAB Robins were not included in the International results for the year ended December 31, 2014, as the acquisition occurred after the October 31, 2014 fiscal year end of our U.K. subsidiaries.

Revenues before Reimbursements

International revenues are primarily derived from the property and casualty insurance company markets, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region were as follows:

Year Ended December 31,	2015	2014	Variance
	(In thousands)
U.K.	$186,375	$128,561	45.0%
Canada	110,180	129,246	(14.8)%
Asia-Pacific	107,536	111,695	(3.7)%
Europe and Rest of World	102,559	118,782	(13.7)%
Total International Revenues before Reimbursements	$506,650	$488,284	3.8%

Revenues before reimbursements from our International segment totaled $506.7 million in 2015, compared to $488.3 million in 2014. Overall case volumes in the International segment increased 2.2% in 2015 compared with 2014. Changes in foreign exchange rates decreased our International segment revenues by $62.1 million, or approximately 12.7% for 2015 compared with 2014. Changes in product mix and in the rates charged for those services accounted for a 5.0% revenue decrease for 2015 compared with 2014, before the impact of the increase from GAB Robins revenues and cases.

The increase in revenues in the U.K. for 2015 compared with 2014 was due to the acquisition of GAB Robins, which accounted for $79.9 million in revenues for the year ended December 31, 2015, or a 16.4% positive variance in segment revenues for 2015 compared with 2014. Excluding the impact of the GAB Robins acquisition and exchange rate fluctuations, revenues in the U.K. declined to $114.9 million in 2015 due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases.

The lower revenues in Canada were primarily due to exchange rate fluctuations, as the U.S. dollar strengthened against the Canadian dollar. On a constant-dollar basis, revenues in Canada would have been $127.5 million in 2015, a 1.3% decrease from 2014 due to a slight decline in weather-related cases.

Revenues decreased in Asia-Pacific due to the negative impact from exchange rates and a reduction in high volume, low complexity cases in Singapore and China, partially offset by an increase in weather-related activity in Australia in 2015. On a constant-dollar basis, revenues in Asia-Pacific would have been $122.0 million in 2015, a 9.2% increase over 2014, due primarily to an increase in weather-related cases in Australia.

The lower revenues in Europe and Rest of World were also primarily due to exchange rate fluctuations. On a constant-dollar basis, revenues in Europe and Rest of World would have been $124.2 million in 2015, a 4.5% increase from 2014, due primarily to expanding insurer contracts in Scandinavia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues decreased to $30.3 million in 2015 from $30.9 million in 2014. This decrease was primarily due to a decline in claims from weather-related activity in the U.K., largely offset by reimbursements from cases associated with the GAB Robins acquisition and increased cases due to weather-related events in Australia.

Case Volume Analysis

International case volumes by region for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
U.K.	129,252	88,061	46.8%
Canada	181,005	184,304	(1.8)%
Asia-Pacific	150,859	158,950	(5.1)%
Europe and Rest of World	318,357	331,154	(3.9)%
Total International Cases Received	779,473	762,469	2.2%

Overall case volumes were 2.2% higher in 2015 compared with 2014. The U.K. case volumes include the impact of the GAB Robins acquisition, which accounted for 54,100 cases in 2015. Excluding the acquisition, U.K. case volumes were down 14.7% as compared with 2014, primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases. The decrease in Canada cases was primarily due to a decline in weather related cases from existing clients compared with 2014. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity cases in Singapore and China, partially offset by an increase in weather-related cases in Australia. The decrease in case volumes in Europe and Rest of World was primarily due to a reduction in high-frequency, low-complexity cases in Brazil where we are exiting the affinity, mass market, and vehicle services lines in that country, partially offset by increases in European operations in Spain, Germany, and Scandinavia, due to expanding insurer contracts. Excluding the cases from the GAB Robins acquisition, International cases received would have decreased 4.9% for 2015 compared with 2014.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International segment revenues before reimbursements, decreased from 69.6% in 2014 to 66.5% in 2015. The percentage decrease primarily reflected changes in the mix of services provided. Excluding the impact of the GAB Robins contractor repair revenue, direct compensation, fringe benefits, and non-employee labor expenses would have been 71.0% of segment revenues in 2015. This increase is due to reduced utilization of our U.K. staff in 2015 and the impact of the GAB Robins integration. The dollar amount of these expenses decreased in 2015 by $2.9 million due to cost reduction initiatives implemented in 2015 and changes in foreign exchange rates, partially offset by increased costs from the GAB Robins acquisition. There was an average of 4,690 International FTEs in 2015, an increase from 4,294 FTEs in 2014 due to an increase in the U.K. from the GAB Robins acquisition, partially offset by a decrease in FTEs in Canada, Asia-Pacific, and Europe and Rest of World.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

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

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of International segment revenues before reimbursements, from 25.2% in 2014 to 29.8% in 2015, and the dollar amount of these expenses increased by $27.8 million. The increases in both amount and percentage is primarily due to the impact of the GAB Robins acquisition in the U.K., including the acquired contractor repair business discussed above. Excluding the increase from the GAB Robins contractor repair business, expenses other than reimbursements, direct compensation, fringe benefits & non-employee labor would have been 24.8% of revenues in 2015. This variance is due to cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $24.0 million in 2015, or 8.2% of revenues, compared with operating earnings of $15.5 million in 2014, or 5.8% of revenues. Operating earnings improved from 2014 to 2015 due to higher revenues and improved control over operating expenses.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from workers' compensation, disability, and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Beginning January 1, 2015, the affinity business previously handled by our U.S. Claims Services service line in the U.S. Services segment was rebranded as accident and health services and is now in our Broadspire segment. These revenues were $5.4 million in 2015, and are included in the workers' compensation, disability, and liability claims management service line. Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2015	2014	Variance
	(In thousands)
Workers' Compensation, Disability, and Liability Claims Management	$121,875	$112,334	8.5%
Medical Management	156,290	140,903	10.9%
Risk Management Information Services	14,867	15,653	(5.0)%
Total Broadspire Revenues before Reimbursements	$293,032	$268,890	9.0%

Broadspire segment revenues before reimbursements increased 9.0% to $293.0 million in 2015 compared with $268.9 million in 2014. The overall increase in 2015 revenues compared with 2014 was primarily due to organic growth, new clients, higher client retention, the transfer of accident and health cases from our U.S. Claims Services service line in the U.S. Services segment, and increased medical management services referrals. The transfer of accident and health cases from our U.S. Claims Services service line accounted for 2.0% of the revenue increase from 2014 to 2015.

Revenues were positively impacted by unit volumes for the Broadspire segment, measured principally by cases received, which increased 21.9% from 2014 to 2015, of which 18.0% of the increase was due to the transfer of accident and health cases from the U.S. Services segment. This increase was also due to changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 3.1% in 2015, net of the impact of the high-frequency, low-complexity accident and health revenues and cases.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.2 million in 2015, increasing slightly from $3.9 million in 2014 due to the growth in revenues.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
Workers' Compensation	175,938	179,082	(1.8)%
Casualty	145,334	72,156	101.4%
Other	117,791	109,014	8.1%
Total Broadspire Cases Received	439,063	360,252	21.9%

The 2015 decrease in workers' compensation cases primarily resulted from the loss of one account responsible for 7,600 cases in 2014. The increase in casualty cases in 2015 compared with 2014 was partially due to new clients and from the handling of approximately 64,800 accident and health cases in 2015, which in prior periods were handled by our U.S. Claims Services service line in the U.S. Services segment. Excluding these accident and health cases, the increase in Broadspire cases received from 2014 to 2015 would have been 3.9%. The 2015 increase in other cases was primarily due to increased referrals to our medical management services from both new and existing clients.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, decreased to 54.3% in 2015 compared with 55.7% in 2014. The decline as a percent of revenues was due to improved employee utilization. The amount of these expenses increased from $149.7 million in 2014 to $159.2 million in 2015 due to the growth in revenues. Average FTEs totaled 1,910 in 2015, up from 1,697 FTEs in 2014. The increase in employees was due to the conversion of certain outsourced contractors to full time employees in the Center and the transfer of employees handling accident and health cases from the U.S. Services segment.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 37.5% in 2015 from 38.5% in 2014. This decrease was due to expense growth being less than the growth in revenues in 2015. Total 2015 expenses increased by $6.2 million compared with 2014, due to the growth in revenues.

GARDEN CITY GROUP SEGMENT

Garden City Group revenues in 2015 declined compared with prior year levels primarily because of lower revenues from the Deepwater Horizon class action settlement special project and another non-gulf related project. We expect activity on these projects to continue in 2016, although at further reduced rates.

Operating Earnings

Our Garden City Group segment reported 2015 operating earnings of $11.5 million, decreasing 49.6% from $22.8 million in 2014, with the related operating margin decreasing from 13.4% in 2014 to 9.0% in 2015. The changes in the operating margin were primarily the result of changes in the mix of services provided and the winding down of the major gulf-related special project.

Revenues before Reimbursements

Garden City Group revenues are primarily derived from legal settlement administration services related to securities, product liability, other class action settlements, and bankruptcies, primarily in the U.S. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. Garden City Group revenues before reimbursements decreased 24.7% to $128.2 million in 2015, compared with $170.3 million in 2014. The decrease in Garden City Group revenues was due primarily to the reduction in activity from the special projects discussed above.

At December 31, 2015, we had an estimated revenue backlog related to projects awarded totaling $81.0 million, compared with $102.0 million at December 31, 2014. Of the $81.0 million backlog at December 31, 2015, approximately $69.4 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

The nature and volume of work performed in our Garden City Group segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment, which are included in total Company revenues, may vary materially from year to year depending on the amount and types of projects and were $28.4 million in 2015, decreasing from $29.7 million in 2014. This decrease was due to a lower volume of case administration work for settlements in 2015.

Transaction Volume

Garden City Group services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor expenses, as a percent of segment revenues before reimbursements, increased to 70.5% in 2015 compared with 69.1% in 2014. The increase as a percent of revenues was due to lower employee utilization in 2015 as a result of the reduced revenues. The dollar amount of related expenses declined to $90.4 million in 2015 compared with $117.6 million in 2014. The decrease was primarily due to reduced activity associated with the further reduction in revenues from the special projects discussed above. There was an average of 709 FTEs in 2015, compared with an average of 805 in 2014, decreasing due to the decreased revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased 11.6% to $26.3 million in 2015 from $29.8 million in 2014, but increased as a percent of related segment revenues before reimbursements to 20.5% in 2015 from 17.5% in 2014. The dollar amount of these expenses decreased due to reduced activity associated with the reduction in revenues in 2015. The increase in expenses as a percent of revenues before reimbursements was due to the reduction in variable expenses being less than the reduction in revenues in 2015. During 2014, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration would not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition during 2014.

YEAR ENDED DECEMBER 31, 2014 COMPARED WITH YEAR ENDED DECEMBER 31, 2013

U.S. SERVICES SEGMENT

Operating Earnings

Operating earnings for our U.S. Services segment increased from $11.9 million in 2013 to $18.0 million in 2014, representing an operating margin of 8.4% in 2014 compared with 5.8% in 2013. The operating earnings increase of 51.7% from 2013 to 2014 was due to continued growth in our U.S. Contractor Connection managed repair network, and an increase in revenues in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier. These increases were partially offset by the reduction in earnings due to a reduction in weather related cases in the U.S. from superstorm Sandy.

Revenues before Reimbursements

U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2014	2013	Variance
	(In thousands)
U.S. Claims Field Operations	$96,390	$103,594	(7.0)%
U.S. Technical Services	24,822	28,209	(12.0)%
U.S. Catastrophe Services	43,656	36,067	21.0%
Subtotal U.S. Claims Services	164,868	167,870	(1.8)%
U.S. Contractor Connection	50,517	36,046	40.1%
Total U.S. Services Revenues before Reimbursements	$215,385	$203,916	5.6%

For the year ended December 31, 2014 compared with the year ended December 31, 2013, revenues were positively impacted by segment unit volume, measured principally by cases received, which increased by 5.3% during this period. In addition, an overall favorable change in the mix of services provided and in the rates charged for those services also increased revenues by approximately 0.3% in 2014 compared with 2013.

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

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment which are included in total Company revenues were $9.6 million in 2014, decreasing from $19.8 million in 2013. The decrease in 2014 was due to higher expenses incurred in 2013 related to handling superstorm Sandy cases.

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
U.S. Claims Field Operations	219,141	199,259	10.0%
U.S. Technical Services	5,751	6,458	(10.9)%
U.S. Catastrophe Services	22,560	36,134	(37.6)%
Subtotal U.S. Claims Services	247,452	241,851	2.3%
U.S. Contractor Connection	184,738	168,671	9.5%
Total U.S. Services Cases Received	432,190	410,522	5.3%

The 2014 increase in U.S. Claims Services cases was primarily due to an increase in high-frequency, low-complexity affinity cases, which more than offset the reduction in weather-related cases and the internal transfer of workers' compensation cases. The previously described 2014 outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there are no associated case volumes referred to the Company in 2014 for these revenues. The 2014 increase in U.S. Contractor Connection cases was due to the ongoing expansion of our contractor network and to the continued trend in the insurance industry of shifting to managed repair networks as an alternative property claims solution for high-frequency, low-complexity property cases. The increases in high-frequency, low-complexity automotive, property, and affinity cases resulted in a reduced average fee per case within the region compared to 2013.

Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 62.2% for 2014 and 64.9% for 2013. The decrease was due to improved staff utilization.

The dollar amount of these expenses increased from $132.3 million in 2013 to $133.9 million in 2014. This increase was due to an increase in staff to handle the growth in revenues. There was an average of 1,403 FTEs (including 317 catastrophe adjusters) in 2014 compared with an average of 1,388 (including 197 catastrophe adjusters) in 2013.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $59.8 million in 2013 to $63.4 million in 2014, primarily due to increases in centralized administrative costs, amortization for internally developed software and self-insured professional liability expenses. The remaining increase was due to the continued investment in the start-up operations of our Specialty Markets service line, and increases related to U.S. Contractor Connection due to the growth in revenues.

INTERNATIONAL SEGMENT

Operating Earnings

International operating earnings decreased to $25.3 million in 2014, a decrease of 34.7% from 2013 operating earnings of $38.8 million. The operating margin decreased from 7.9% in 2013 to 5.2% in 2014. The decline in operating earnings was principally due to increased expenses in 2014 related to the continued investment in the start-up operations of our Specialty Markets service line. This was partially offset by higher revenues and operating earnings in Canada due to the impact of case volume increases resulting from business growth in 2014 from both insurer markets and our expanding Canadian Contractor Connection managed repair network. The decline in International operating earnings was also due to the inclusion in 2013 of revenues and operating earnings from claims handling activity originating from the 2011 Thailand floods, flooding and bush fires in Australia, and a $900,000 performance bonus from a client in Europe. Also negatively impacting operating earnings comparisons was a $2.3 million gain from the sale of the rights to a customer contract in Latin America in 2013, compared to a $0.4 million gain from the contingent consideration provision of the same agreement during 2014.

The results for GAB Robins were not included in the International results for the year ended December 31, 2014, as the acquisition occurred after the October 31, 2014 fiscal year end of our U.K. subsidiaries.

Revenues before Reimbursements

International revenues before reimbursements by major region were as follows:

Year Ended December 31,	2014	2013	Variance
	(In thousands)
U.K.	$128,561	$119,747	7.4%
Canada	129,246	122,748	5.3%
Asia-Pacific	111,695	131,959	(15.4)%
Europe and Rest of World	118,782	114,034	4.2%
Total International Revenues before Reimbursements	$488,284	$488,488	—%

Revenues before reimbursements from our International segment totaled $488.3 million in 2014, compared to $488.5 million in 2013. Compared with 2013, the U.S. dollar was stronger in 2014 against most major international currencies, resulting in a negative impact from exchange rate movements of $9.2 million, or 1.9%, of segment revenues from 2013 to 2014. Excluding the negative impact of exchange rate fluctuations, International revenues would have been $497.5 million in 2014, reflecting an increase in revenues on a constant dollar basis of 1.8%.

U.K. revenues increased due to increases in winter weather-related cases, increased revenues from the Specialty Markets service line, and foreign exchange gains.

The revenue increase in Canada was primarily due to an increase in cases received from both new and existing clients, market share increases in 2014, and growth in Canada's Contractor Connection service line. There was also an increase in desk-adjusted case assignments in both corporate self-insured and insurer markets in the current year.

The decrease in revenues in Asia-Pacific was due to the disposal of our South African subsidiary and an expected decline in fees for the ongoing handling of cases resulting from the 2011 Thailand flooding event. Claims handling associated with the Thailand flooding event was substantially completed during 2013. There was also a decline in revenues in Australia due to flooding and bush fire activity in 2013, partially offset by an increase in weather-related activity in the Philippines in 2014.

The increase in revenues in Europe and Rest of World for 2014 compared with 2013 was primarily due to increased business in Scandinavia in 2014, partially offset by the inclusion in 2013 of a $900,000 performance bonus from a client in Europe.

International unit volume, measured by cases received, increased 11.3% in 2014 compared with 2013, and increased 10.8% when cases from our South African subsidiary are removed from 2013 for comparison purposes. Revenues decreased by 8.6% from changes in the mix of services provided and in the rates charged for those services, primarily due to the decline in Thailand revenues and the additional high-frequency, low-complexity case volumes in Europe and Rest of World, net of increases in the U.K. and Canada. The disposal of our South African subsidiary reduced revenue by 1.6%, while revenues resulting from the 2013 acquisition of Lloyd Warwick International Limited and the 2014 acquisition of Buckley Scott Holdings Limited increased revenues by 1.2%.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues decreased to $30.9 million in 2014 from $33.4 million in 2013. Reimbursements for out-of-pocket expenses were higher in 2013 because of the increased expenses associated with handling the Thailand flood cases.

Case Volume Analysis

International unit volumes by region for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
U.K.	88,061	91,587	(3.8)%
Canada	184,304	147,233	25.2%
Asia-Pacific	158,950	155,102	2.5%
Europe and Rest of World	331,154	291,392	13.6%
Total International Cases Received	762,469	685,314	11.3%

The decrease in cases received in the U.K. was primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases.

The 2014 increase in cases in Canada was primarily due to increases in high-frequency, low-complexity automotive and affinity cases. Our Canada operations also experienced an increase in market share in 2014 compared with 2013, growth in the Contractor Connection business, and growth in its desk-adjusted case assignments in both corporate self-insured and insurer markets.

Asia-Pacific overall case volumes increased due to increases in high-frequency, low-complexity motor and property cases in China and Malaysia.

The increase in Europe and Rest of World cases, especially in Sweden, Norway and Spain, was primarily due to expanding insurer contracts. There were also increases in high-frequency, low-complexity automotive and property cases in Brazil, which resulted in a reduced average fee per case within the region compared to the prior year.

Direct Compensation, Fringe Benefits & Non-Employee Labor

As a percent of segment revenues before reimbursements, direct compensation expenses, fringe benefits, and non-employee labor increased to 69.6% in 2014 from 68.2% in 2013, and the dollar amount of these expenses increased in 2014 by $6.9 million. These increases primarily reflected changes in the mix of services provided and lower utilization of our staff within Asia-Pacific after the Thailand flood claims work was completed. There was an average of 4,294 International FTEs in 2014, a decrease from 4,332 in 2013 primarily due to a decline in FTEs in the U.K.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from 23.9% in 2013 to 25.2% in 2014, and the dollar amount of these expenses increased by $6.4 million. In local currency, the increase would have been approximately $3.8 million, primarily resulting from increased expenses in our Specialty Markets service line, bad debt expense, and professional fees compared to the prior year.

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

Revenues before Reimbursements

Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2014	2013	Variance
	(In thousands)
Workers' Compensation, Disability, and Liability Claims Management	$112,334	$107,624	4.4%
Medical Management	140,903	128,802	9.4%
Risk Management Information Services	15,653	15,816	(1.0)%
Total Broadspire Revenues before Reimbursements	$268,890	$252,242	6.6%

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

The overall increase in 2014 revenues compared with 2013 was primarily due to organic growth and increased client retention, revenues from new clients, the revenues associated with the transfer of workers' compensation cases from our U.S. Claims Services service line in the U.S. Services segment, and increased medical management services referrals.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $3.9 million in 2014, decreasing slightly from $4.0 million in 2013.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2014 and 2013 were as follows:

Year Ended December 31,	2014	2013	Variance
Workers' Compensation	179,082	156,742	14.3%
Casualty	72,156	80,457	(10.3)%
Other	109,014	96,762	12.7%
Total Broadspire Cases Received	360,252	333,961	7.9%

The 2014 increase in workers' compensation cases primarily resulted from new clients and from a transfer of approximately 2,000 workers' compensation cases from our U.S. Claims Services service line in the U.S. Services segment, as all workers' compensation cases in the U.S. are now handled by our Broadspire segment. The decrease in casualty cases in 2014 compared with 2013 was due to a decline of approximately 6,300 cases from two clients that were new in 2013, one of whose cases were expected to decline over time and the other a one-time takeover of cases. Casualty cases in 2013 were also positively impacted by the receipt in 2013 of approximately 5,000 incident reports from a major client for which we received little or no revenue and incurred little or no associated costs. The 2014 increase in other cases was primarily due to increased referrals to our medical management services from both new and existing clients.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, decreased to 55.7% in 2014, compared with 56.7% in 2013. The decline was due to improved employee utilization. Average FTEs totaled 1,697 in 2014, up from 1,595 in 2013. The increase in employees was due to the increased case volumes.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 38.5% in 2014 from 40.1% in 2013. This decrease is because many of the fixed costs within the segment will not increase proportionately with an increase in revenues. Total 2014 expenses increased by $3.0 million compared with 2013, due to an increase in amortization for internally developed software and other expenses related to the growth in revenues.

GARDEN CITY GROUP SEGMENT

As expected, Garden City Group revenues in 2014 declined compared with 2013 levels primarily because of lower revenues from the Deepwater Horizon class action settlement special project and a few other large projects.

Operating Earnings

Our Garden City Group segment reported 2014 operating earnings of $22.8 million, decreasing 51.1% from $46.8 million in 2013, with the related operating margin decreasing from 21.4% in 2013 to 13.4% in 2014. The changes in the operating margin were primarily due to lower revenues from special projects discussed above impacting the absorption of fixed costs which did not decline as revenues declined.

Revenues before Reimbursements

Garden City Group revenues before reimbursements decreased 22.2% to $170.3 million in 2014, compared with $218.8 million in 2013. The decrease in Garden City Group revenues was due primarily to the expected reductions in activity related to the special projects discussed above.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment which are included in total Company revenues were $29.7 million in 2014, decreasing from $32.7 million in 2013. This decrease was due to a lower volume of case administration work for settlements in the 2014 period. Reimbursable expenses may vary materially from year to year primarily due to the number of mailings each year and the mail method utilized (i.e., express mail versus normal mail delivery).

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor, as a percent of segment revenues before reimbursements, increased to 69.1% in 2014, compared with 65.3% in 2013. The amount of related expenses declined to $117.6 million in 2014 compared with $143.0 million in 2013. The decreased amounts were primarily due to lower utilization of outsourced service providers because of the reduced activity associated with the Deepwater Horizon special project. There was an average of 805 FTEs in 2014, compared with an average of 690 in 2013. The increase in full-time equivalent employees resulted from the hiring of some previously temporary employees where it was cost effective to do so.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased 2.5% to $29.8 million in 2014 from $29.1 million in 2013, and increased as a percent of related segment revenues before reimbursements to 17.5% in 2014 from 13.2% in 2013. The dollar amount of these expenses increased as a result of higher rent expense resulting from additional office space and higher depreciation and amortization expense associated with the purchase of new computer equipment and software. The increase as a percent of revenues before reimbursements was because expenses such as rent and depreciation, included in this category, are more fixed in nature and did not decline as revenues declined. During 2014, we reduced a contingent consideration liability from a previous acquisition by $2.0 million after concluding the consideration will not be paid. We also impaired and expensed the $1.3 million net book value of a customer list obtained in that acquisition in 2014.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $13.8 million, $28.8 million, and $29.8 million for 2015, 2014, and 2013, respectively. Our effective tax rate for financial reporting purposes was (43.5)%, 48.1%, and 36.7% for 2015, 2014, and 2013, respectively. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible goodwill impairment charge, our inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, current year losses in certain operations, including losses due to restructuring and special charges, are in jurisdictions with lower tax rates or where the losses are unable to be benefited. Based on our 2016 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2016 to be in the 40% to 42% range before considering any discrete items.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $9.0 million, $6.8 million, and $7.2 million for 2015, 2014, and 2013, respectively. The increase in interest expense in 2015 was due to the increased borrowings related to the GAB Robins acquisition. Corporate interest income was relatively consistent in each year, totaling $0.6 million, $0.8 million, and $0.8 million in 2015, 2014, and 2013, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.4 million, $0.9 million and $0.9 million was recognized during 2015, 2014, and 2013, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $9.7 million, $6.3 million, and $6.4 million in 2015, 2014, and 2013, respectively. The increase in 2015 was due to amortization of intangible assets acquired in the GAB Robins acquisition. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $16.6 million, $8.6 million, and $10.8 million in 2015, 2014, and 2013, respectively. These costs increased in 2015 compared with 2014 due primarily to a $3.7 million increase in unallocated professional fees, $2.4 million in higher self-insured expenses, increased U.S. defined benefit pension plan expense of $1.5 million, and the settlement of a specific legal claim. The decrease in 2014 compared with 2013 was due primarily to decreases in unallocated professional fees, U.S. defined benefit plan expense, and incentive compensation, partially offset by increases in acquisition-related costs and self insured expenses

Goodwill Impairment Charges

Goodwill impairment charges for 2015 were $49.3 million. There were no goodwill impairment charges in 2014 or 2013. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2015 goodwill impairment charges.

Restructuring and Special Charges

Total restructuring and special charges for 2015 were $34.4 million. There were no restructuring or special charges in 2014 or 2013. See Note 16, "Restructuring and Special Charges" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2015 restructuring and special charges.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

The Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers, the "Borrowers"), the Company's guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), and the other lenders party thereto (together with Wells Fargo, the "Lenders"), are party to a Credit Agreement, dated as of December 8, 2011 (as amended, the "Credit Facility"). On November 28, 2014, the Credit Facility was amended to provide the Company the ability to complete the December 1, 2014 acquisition of GAB Robins, and to make certain other technical amendments.

The Credit Facility consists of a $400.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower, and $15.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 25, 2018.

On November 5, 2015, Crawford, certain of its subsidiaries, Wells Fargo and the other signatories thereto entered into the Fifth Amendment to the Credit Agreement (the "2015 Amendment"). Pursuant to the 2015 Amendment, among other things, the definition of Consolidated EBITDA was revised to exclude certain restructuring charges, not to exceed $27.0 million in 2015 and $13.0 million in 2016, and $38.0 million in the aggregate. Additionally, the maximum leverage ratio and minimum fixed charge coverage ratio with which the Company must comply were amended as described below. The 2015 Amendment also allows for the disposition of immaterial foreign subsidiaries with a book value not to exceed $15.0 million in the aggregate.

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

At December 31, 2015 and 2014, a total of $243.7 million and $155.0 million, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $17.2 million and $17.5 million were outstanding at December 31, 2015 and 2014, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $142.4 million and $149.1 million at December 31, 2015 and 2014, respectively. The 2014 available balance took into consideration the $78.4 million in debt incurred by the UK Borrower to complete the GAB Robins acquisition which was not on the Company's balance sheet at December 31, 2014.

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

Under the Credit Facility as amended, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.25 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Also under the Credit Facility as amended in 2015, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.75 to 1.00 through September 30, 2016, with step-downs to 3.50 to 1.00 thereafter for fiscal quarters ending December 31, 2016 through September 30, 2017 and to 3.25 to 1.00 for fiscal quarters thereafter.

At December 31, 2015, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

We are not aware of any additional restrictions placed on us, or being considered to be placed on us, related to our ability to access capital, such as borrowings under the Credit Facility. We do not rely on repurchase agreements or the commercial paper market to meet our short-term or long-term funding needs. For additional information on the key covenants contained in our Credit Facility, see "Other Matters Concerning Liquidity and Capital Resources" below. At December 31, 2015, we were in compliance with all of the covenants in our Credit Facility.

We continue the ongoing monitoring of our customers' ability to pay us for the services that we render to them. Based on historical results, we currently believe there is a low likelihood that write-offs of our existing accounts receivable will have a material impact on our financial results. However, if one or more of our key customers files bankruptcy or otherwise becomes unable to make required payments to us, or if overall economic conditions deteriorate, we may need to make material provisions in the future to increase our allowance for accounts receivable.

The operations of our International segment expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2015, 2014, and 2013. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our International segment.

At December 31, 2015, our working capital balance (current assets less current liabilities) was approximately $111.8 million, compared with $108.0 million at December 31, 2014. The increase in working capital was due to decreases in accounts payable and accrued compensation and related costs. Cash and cash equivalents at the end of 2015 totaled $76.1 million, compared with $52.5 million at the end of 2014.

Cash and cash equivalents as of December 31, 2015 consisted of $12.9 million held in the U.S. and $63.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $55.0 million in 2015, from $6.6 million in 2014 to $61.7 million in 2015. This increase was largely due to improved collections of accounts receivable and lower prepaid expenses in 2015 compared with 2014. Interest payments on our debt were $8.0 million in 2015, and tax payments, net of refunds, were $9.7 million in 2015.

Cash provided by operating activities decreased by $71.2 million in 2014, from $77.8 million in 2013 to $6.6 million in 2014. This decrease was largely due to higher cash payments for accounts payable, accrued liabilities, defined benefit pension plan contributions, and accrued compensation in 2014 compared with 2013, and an increase in accounts receivable. Interest payments on our debt were $5.9 million in 2014, and tax payments, net of refunds, were $13.0 million in 2014.

Cash Used in Investing Activities

Cash used in investing activities increased by $69.4 million in 2015, from $31.8 million in 2014 to $101.2 million in 2015. This increase was primarily due to the GAB Robins acquisition. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $32.9 million in 2015 compared with $29.2 million in 2014. We forecast that our property and equipment additions in 2016, including capitalized software, will approximate $29 million.

Cash used in investing activities decreased by $1.8 million in 2014, from $33.5 million in 2013 to $31.8 million in 2014. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $29.2 million in 2014 compared with $31.0 million in 2013.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $67.9 million in 2015. In 2015, we borrowed $147.5 million in short-term borrowings for working capital needs and to fund the GAB Robins acquisition, and we repaid a total of $62.0 million in short-term borrowings and $2.0 million in long-term debt and capital lease obligations. We used cash to pay quarterly cash dividends totaling $13.5 million and repurchased $1.2 million of our common stock. Also in 2015, we received shares of our Class A common stock that were surrendered by employees to settle $0.5 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $4.5 million in 2014. We paid quarterly and special cash dividends totaling $11.7 million and repurchased $3.4 million of our common stock. We borrowed $121.1 million in short-term borrowings during the year for working capital needs, and we repaid a total of $98.8 million in short-term borrowings and $0.9 million in long-term debt and capital lease obligations. Also in 2014, we received shares of our Class A common stock that were surrendered by employees to settle $2.1 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $20.0 million and $104.3 million in 2015 and 2014, respectively. Our average month-end short-term debt obligations were $9.8 million and $59.9 million in 2015 and 2014, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $20.0 million and $2.0 million at December 31, 2015 and 2014, respectively. The balance in short-term borrowings at December 31, 2015 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As described above, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA"). This ratio must not be greater than 3.75 to 1.00 through September 30, 2016, with step-downs to 3.50 to 1.00 thereafter for fiscal quarters ending December 31, 2016 through September 30, 2017 and to 3.25 to 1.00 for fiscal quarters thereafter. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.25 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2015, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2016. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2016 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2015, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$42,851	$62,352	$37,172	$25,510	$167,885
Long-term debt, including current portions (Note 4) (1)	—	243,667	—	—	243,667
Capital lease obligations (Note 4) (1)	2,011	1,309	295	—	3,615
Total, before interest payments	44,862	307,328	37,467	25,510	415,167
Estimated interest payments under Credit Facility	10,600	20,300	—	—	30,900
Total contractual obligations	$55,462	$327,628	$37,467	$25,510	$446,067
(1) Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $21.9 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Commitments Under Operating Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2015, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2015, we had approximately $6.2 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $0.2 million in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2015 were approximately $82.5 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan, U.K. Plans and other international plans totaled $121.7 million and $142.3 million at the end of 2015 and 2014, respectively. The 2015 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from an increase in discount rates, the adoption of updated mortality tables used to determine U.S. Qualified Plan liabilities, and incremental benefit payments. During 2015, we made contributions of $9.0 million and $6.6 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2014, we made contributions of $14.9 million and $7.0 million to our U.S. Qualified Plan and U.K. Plans, respectively.

Our frozen U.S. Qualified Plan was underfunded by $120.5 million at December 31, 2015 based on an accumulated benefit obligation of $501.2 million. Although the Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, Crawford plans to contribute $9.0 million per annum to the U.S. Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions. Required contributions are still anticipated in future years as the impact of the BBA2015 funding reform is phased out. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan:

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2016	$9,000
2017	9,000
2018	9,000
2019	18,406
2020	19,858

Funding requirements are no longer as sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the plan as they were prior to 2008. In addition to BBA2015 legislation discussed above, pension funding has been governed by rules under the Pension Protection Act of 2006, as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act, and the Highway Transportation Funding Act of 2014. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2015, the issued, but undrawn, letters of credit totaled approximately $17.2 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$17,211	$—	$—	$—	$17,211

Off-Balance Sheet Arrangements

At December 31, 2015, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2015.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our consolidated balance sheet as of December 31, 2015, compared with our consolidated balance sheet as of December 31, 2014, were as follows:

•
Accounts receivable decreased by $15.5 million, or $26.5 million, excluding the effect of the GAB Robins acquisition and foreign currency exchange impacts, in 2015 compared with 2014 primarily due to the decrease in Garden City Group accounts receivable.

•
Prepaid expenses and other current assets and other noncurrent assets increased by $14.2 million in 2015 compared with 2014 primarily due to an increase of $11.7 million in the net prepaid pension balances of two U.K. defined benefit plans that are in an overfunded position, and a $2.9 million increase in the value of our Canadian cross currency basis swap.

•
Accrued compensation and related costs decreased by $13.3 million in 2015 compared with 2014, primarily due to reduced incentive compensation payments accrued at year end due to lower than anticipated operating results.

•
Noncurrent deferred income tax assets decreased by $19.6 million primarily due to the tax impact of the adjustments to retirement liabilities recorded in accumulated other comprehensive loss, and the adoption of ASU 2015-17, requiring all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. Current deferred income tax liabilities decreased $14.5 million due to the adoption of ASU 2015-17.

Critical Accounting Policies and Estimates

This MD&A addresses our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and judgments based upon historical experience and various other factors that we believe are reasonable under then-existing circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of December 31, 2015, deferred revenues related to lifetime claim handling arrangements approximated $45.1 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.5% to an increase of 4.8%, and has averaged a decrease of 0.4%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims could result in the deferral of additional revenues of approximately $1.4 million for each of the years ended December 31, 2015, 2014, and 2013. If our average claim closing rates for lifetime claims increased by 1.0%, we could recognize additional revenues of approximately $1.3 million for the years ended December 31, 2015 and 2014, and $1.4 million for the year ended December 31, 2013.

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

As of December 31, 2015 and 2014, our allowance for doubtful accounts totaled $13.1 million and $11.0 million, or approximately 7.4% and 5.7% of gross billed receivables at December 31, 2015 and 2014, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.8 million in 2015, $1.9 million in 2014, and $1.7 million in 2013.

Valuation of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill, indefinite-lived intangible assets, or other long-lived assets have been impaired. Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in certain business combinations. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, we perform an interim impairment test. Our other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. Other long-lived assets are evaluated for impairment when impairment indicators are identified.

In the annual impairment analysis of goodwill, we compare the carrying value of our reporting units to the estimated fair values of those reporting units as determined by a combination of the income approach, specifically discounting future projected cash flows, and the market approach, specifically the Guideline Public Company Method, as described in more detail in Note 1, "Significant Accounting and Reporting Policies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We perform an interim impairment analysis of goodwill when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated fair values of our reporting units are based upon certain assumptions made by us. The estimated fair values of our reporting units are reconciled to the Company's total market value as determined by its stock price in order to validate the reasonableness of the estimated market values of each of the reporting units.

Goodwill impairment testing is a two-step process performed on a reporting unit basis. As determined in the step 1 analysis, if the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed impaired. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill following a hypothetical acquisition accounting process. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the carrying values of other assets or liabilities. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, and it cannot subsequently be reversed.

We currently have five reporting units for goodwill impairment purposes. These reporting units are our U.S. Services segment excluding U.S. Contractor Connection operations, our U.S. Contractor Connection operations on a stand-alone basis, and our other reporting segments - International, Broadspire, and Garden City Group. In the fourth quarter of 2015, we realigned two of our reportable segments by moving our Canada and Latin America/Caribbean operations from the former Americas segment to the newly formed International segment, previously referred to as the EMEA/AP segment. The former Americas segment, without Canada and Latin America/Caribbean, is now the U.S. Services segment. We performed goodwill impairment testing on our reporting units both before and after this realignment of reporting segments.

For goodwill impairment testing purposes, in 2014 and 2015 prior to the realignment of reporting segments, we analyzed the following reporting units: U.S. Contractor Connection, Americas excluding U.S. Contractor Connection, Broadspire, Garden City Group, and the former EMEA/AP segment.

During the step 1 analysis in 2015, we determined the carrying value of our EMEA/AP and Americas excluding U.S. Contractor Connection reporting units exceeded their fair values due to a variety of factors including achieving less than forecasted operating earnings, a reduced market capitalization, an increase in discount rates, and changes in foreign exchange rates.

As a result, step 2 of the goodwill impairment analysis was required for the EMEA/AP and Americas excluding U.S. Contractor Connection reporting units, and goodwill impairments of $38.1 million and $11.2 million, respectively, were recognized during the year ended December 31, 2015. The estimated fair values as calculated in our step 1 goodwill impairment analysis for all of our other reporting units exceeded the carrying values of the reporting units.

The key assumptions used in estimating the fair values of its reporting units utilizing the income approach include the discount rate, the terminal growth rate, and the net working capital turnover. The discount rates utilized in estimating the fair value of our reporting units in 2015 were between the range of 12.5% and 18.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The net working capital turnover assumption ranged from 5 to 20. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

Additional assumptions are used in the step 2 analysis in estimating the fair value of assets and liabilities of the applicable reporting units. These assumptions primarily relate to the estimated fair value of certain intangible assets and generally include operating earnings, the royalty rate, discount rate, long term sales growth rate, and the annual customer attrition rate. The royalty rates utilized were within the range of 1.5% and 3.0%, and the weighted average cost of capital rates used to determine the discount rates for the individual intangible assets were between the range of 18.0% and 18.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The long term sales growth rate used in the analysis was 2.0%. The annual customer attrition rate assumption was 5%.

We also performed goodwill impairment testing on our reporting units after the realignment of reporting segments. No further impairment was indicated, as the fair value of these reporting units exceeded the carrying value in the post-realignment step 1 analysis.

Subsequent to the analyses and goodwill impairment charges discussed above, the International segment has $49.7 million of remaining goodwill associated with it that is at risk of potential future impairment. The estimated fair values as calculated in our goodwill impairment step 1 analysis exceeded the carrying values for all of our other reporting units by a significant margin. Holding all other assumptions constant, the International segment would have to achieve more than approximately 85% of its forecasted operating earnings to avoid completion of step 2 of the goodwill impairment test in the future. We intend to continue to monitor the performance of the International reporting unit. Should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis.

The indefinite-lived intangible assets consisting of the Broadspire and SLS trade names, with carrying values of $29.1 million and $2.0 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. Based on our 2015 analysis, we do not believe these trade names are exposed to potential impairments. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the Broadspire and SLS trade names are each sensitive to changes in the assumptions used above. A decline in the U.S. royalty rate to 1.0%, or an increase in the discount rate by 2.5%, assuming no changes in the other key inputs, could potentially trigger an impairment of the Broadspire trade name. A decline in the royalty rate by 1% in combination with an increase in the discount rate by 2.5% could potentially trigger an impairment of the SLS trade name. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. defined benefit pension plan was frozen on December 31, 2002. Our U.K. defined benefit pension plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. defined benefit pension plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. plan after December 31, 2002. Benefits payable under the U.K. plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, "Retirement Plans," of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

Investment objectives for the Company's U.S. and U.K. pension plan assets are to:

•	ensure availability of funds for payment of plan benefits as they become due;

•	provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility, and protect the assets from erosion of purchasing power; and

•	provide investment results that meet or exceed the plans' actuarially assumed long-term rate of return.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies contemplate the plans' asset return requirements and risk tolerances changing over time. Accordingly, reallocation of the portfolios' mix of return-seeking assets and liability-hedging assets will be performed as the plans' funded status improves. In conjunction with our investment policies we have rebalanced the U.S. and U.K. plans' target allocation mix to reallocate from an equity-weighted to a fixed-income weighted investment strategy, as the plans' funded status has improved and as we have made cash contributions to the plan.

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

The major assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2015, the discount rate used to compute the benefit obligations of the U.S. and U.K. plans were 4.40% and 3.85%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2016 net periodic pension cost were estimated to be 6.50% and 5.60% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2015, we revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $10.5 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2015, we recorded an increase to equity through other comprehensive income ("OCI") of $8.2 million (net of tax) to reflect unrealized actuarial gains during 2015. At December 31, 2014, we recorded a decrease to equity through OCI of $43.2 million (net of tax) to reflect unrealized actuarial losses during 2014. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $309.9 million through December 31, 2015, compared with $334.7 million through December 31, 2014. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2016 includes $13.0 million of amortization of these actuarial losses versus $13.4 million in 2015, $11.8 million in 2014 and $13.3 million in 2013.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2015 consolidated pretax income would have been approximately $3.3 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2015 consolidated pretax income would have been approximately $0.7 million.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2015, 2014, and 2013 was (43.5)%, 48.1%, and 36.7%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $316,000, $591,000, and $811,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Our effective tax rate for financial reporting purposes is expected to range between 40% and 42% in 2016 before considering any discrete items.

It is possible that future changes in the tax laws of jurisdictions in which we operate could have a significant impact on U.S.-based multinational companies such as our Company. At this time we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

Our most significant deferred tax assets are related to the unfunded liability of our defined benefit pension plans, tax credit carryforwards and net operating loss ("NOL") carryforwards. The tax deduction for defined benefit pension plans generally occurs upon funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans and the income projections are met, the deferred tax asset should be realized.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $17.2 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards for which we have not recorded a valuation allowance primarily consist of $31.7 million of foreign tax credit ("FTC") carryforwards, which materially expire in 2020. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2019, we expect to fully utilize the FTC carryforwards before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the FTC carryforwards will be utilized.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $11.7 million of U.K. NOL carryforwards and $8.5 million of state NOL carryforwards generated by our domestic companies.

In the U.K., NOL carryforwards have an unlimited life; therefore, we did not consider available tax planning strategies. Based on our projections of income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic companies must generate taxable income prior to the expiration of the carryforwards. Based on our projections of income, the Company expects to fully utilize its state NOL carryforwards before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards.

The remaining NOL carryforwards were generated by certain foreign jurisdictions and are generally offset by full valuation allowances.

Self-Insured Risks

We self-insure certain insurable risks consisting primarily of professional liability, auto liability, employee medical, disability, and workers' compensation. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims incurred under self-insured programs are made based on our estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to us, and the adverse developments on reported losses. These estimated liabilities are calculated based on historical claim payment experience, the expected life of the claims, and other factors considered relevant to the claims. The liabilities for claims incurred under our self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free rate for government issues of an appropriate duration. All other self-insured liabilities are undiscounted. Each quarter we evaluate the adequacy of the assumptions used in developing these estimated liabilities and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2015 and 2014, our estimated liabilities for self-insured risks totaled $23.5 million and $24.5 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected net cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.67% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2015. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2015 would have been impacted by approximately $412,000, resulting in an increase or decrease to 2015 consolidated net income of approximately $253,000.

New Accounting Standards

See Note 1, "Significant Accounting and Reporting Policies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations expose us to various market risks, primarily from changes in foreign currency exchange rates and interest rates. Our objective is to identify and understand these risks and implement strategies to manage them. When evaluating potential strategies, we consider the fundamentals of each market and the underlying accounting and business implications. To implement our various strategies, we may enter into various hedging or similar transactions. The sensitivity analysis we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take from time to time in the future to mitigate our exposure to these or other market risks. There can be no assurance of the manner in which we will manage or continue to manage any risks in the future or that any of our efforts will be successful.

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the International segment were 43.3%, 42.7%, and 42.0% of consolidated revenues before reimbursements for 2015, 2014, and 2013, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

Crawford & Company, the U.S. parent corporation, holds a Canadian dollar ("CAD") 35.3 million intercompany note due from its Canadian subsidiary. The note bears interest at a variable rate based on 3-month Canada Bankers Acceptances and is payable in quarterly installments over 15 years. In 2011, we entered into a U.S. dollar-CAD cross currency basis swap as an economic hedge to the intercompany note. The swap requires quarterly payments of CAD589,000 to the counterparty, and we receive quarterly payments of U.S. $593,000. We also make interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we receive interest payments based on U.S. 3-month LIBOR. The swap expires on September 30, 2025 and was an asset with a fair value of $6.1 million at December 31, 2015. We have elected to not designate this swap as a hedge of the intercompany note from our Canadian subsidiary. Accordingly, changes in the fair value of the swap are recorded in the income statement over the life of the swap and should substantially offset changes in the value of the intercompany note. The changes in the fair value of the swap will not totally offset changes in the value of the intercompany note as the fair value of the swap is determined based on forward currency exchange rates while the value of the intercompany note is determined based on spot currency exchange rates.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2015 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2015 by approximately $0.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2015 and December 31, 2014, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $2.4 million and $1.6 million in 2015 and 2014, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $23.1 million at December 31, 2015. The impact of this change to 2015 consolidated pretax income would have been approximately $0.7 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2015	2014	2013

Revenues from Services:
Revenues before reimbursements	$1,170,385	$1,142,851	$1,163,445
Reimbursements	71,135	74,112	89,985
Total Revenues	1,241,520	1,216,963	1,253,430
Costs and Expenses:
Costs of services provided, before reimbursements	869,217	840,702	846,442
Reimbursements	71,135	74,112	89,985
Total costs of services	940,352	914,814	936,427
Selling, general, and administrative expenses	241,602	237,880	232,307
Corporate interest expense, net of interest income of $600, $781, and $768, respectively	8,383	6,031	6,423
Goodwill impairment charges	49,314	—	—
Restructuring and special charges	34,395	—	—
Total Costs and Expenses	1,274,046	1,158,725	1,175,157
Other Income	753	1,650	2,829
(Loss) Income Before Income Taxes	(31,773)	59,888	81,102
Provision for Income Taxes	13,832	28,780	29,766
Net (Loss) Income	(45,605)	31,108	51,336
Net Loss (Income) Attributable to Noncontrolling Interests	117	(484)	(358)
Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(45,488)	$30,624	$50,978

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.79)	$0.58	$0.95
Class B Common Stock	$(0.87)	$0.52	$0.91

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.79)	$0.57	$0.93
Class B Common Stock	$(0.87)	$0.52	$0.90

Weighted-Average Shares Used to Compute Basic (Loss) Earnings Per Share:
Class A Common Stock	30,596	30,237	29,853
Class B Common Stock	24,690	24,690	24,690

Weighted-Average Shares Used to Compute Diluted (Loss) Earnings Per Share:
Class A Common Stock	30,596	30,983	30,855
Class B Common Stock	24,690	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.24	$0.18
Class B Common Stock	$0.20	$0.18	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

Year Ended December 31,	2015	2014	2013

Net (Loss) Income	$(45,605)	$31,108	$51,336

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax benefit of $0, $91 and $0, respectively	(20,426)	(8,600)	(4,283)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $3,265, $3,039, and $4,220, respectively	10,806	8,636	8,834
Net unrealized gain (loss) on defined benefit plans arising during the year, net of tax (provision) benefit of $(2,349), $25,746, and $(13,846), respectively	8,209	(43,181)	15,671

Other Comprehensive (Loss) Income	(1,411)	(43,145)	20,222

Comprehensive (Loss) Income	(47,016)	(12,037)	71,558

Comprehensive loss (income) attributable to noncontrolling interests	855	(87)	(309)

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(46,161)	$(12,124)	$71,249

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$76,066	$52,456
Accounts receivable, less allowance for doubtful accounts of $13,133 and $10,960, respectively	164,596	180,096
Unbilled revenues, at estimated billable amounts	98,659	103,163
Income taxes receivable	4,255	2,779
Prepaid expenses and other current assets	26,601	29,089
Total Current Assets	370,177	367,583
Property and Equipment:
Property and equipment	140,383	143,273
Less accumulated depreciation	(102,331)	(102,414)
Net Property and Equipment	38,052	40,859
Other Assets:
Goodwill	95,616	131,885
Intangible assets arising from business acquisitions, net	104,861	75,895
Capitalized software costs, net	79,996	75,536
Deferred income tax assets	47,371	66,927
Other noncurrent assets	47,333	30,634
Total Other Assets	375,177	380,877
TOTAL ASSETS	$783,406	$789,319

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2015	2014

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$19,958	$2,002
Accounts payable	44,615	48,597
Accrued compensation and related costs	68,843	82,151
Self-insured risks	14,122	14,491
Income taxes payable	4,419	2,618
Deferred income taxes	—	14,523
Deferred rent	13,303	13,576
Other accrued liabilities	44,577	35,784
Deferred revenues	46,552	45,054
Current installments of capital leases	1,959	763
Total Current Liabilities	258,348	259,559
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	225,365	154,046
Deferred revenues	26,592	26,706
Self-insured risks	9,354	10,041
Accrued pension liabilities	121,732	142,343
Other noncurrent liabilities	17,664	17,271
Total Noncurrent Liabilities	400,707	350,407
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,537 and 30,497 shares issued and outstanding, respectively	30,537	30,497
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	41,936	38,617
Retained earnings	239,161	301,091
Accumulated other comprehensive loss	(222,631)	(221,958)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	113,693	172,937
Noncontrolling interests	10,658	6,416
Total Shareholders' Investment	124,351	179,353
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$783,406	$789,319

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2015	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(45,605)	$31,108	$51,336
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	43,498	37,644	33,903
Impairment of goodwill	49,314	—	—
Deferred income taxes	4,120	15,189	15,625
Gain on sale of interest in former corporate headquarters property	—	(836)	—
Stock-based compensation costs	3,229	1,189	3,835
(Gain) loss on disposals of property and equipment, net	(356)	(239)	273
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	26,526	(24,358)	2,102
Unbilled revenues, net	3,053	(1,216)	16,528
Accrued or prepaid income taxes	5,948	3,099	(2,160)
Accounts payable and accrued liabilities	(21,151)	(23,100)	(22,328)
Deferred revenues	363	(4,645)	(5,895)
Accrued retirement costs	(16,402)	(18,497)	(22,086)
Prepaid expenses and other operating activities	9,118	(8,732)	6,711
Net cash provided by operating activities	61,655	6,606	77,844
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(12,144)	(12,485)	(14,037)
Proceeds from disposals of property and equipment	—	1,289	—
Capitalization of computer software costs	(20,775)	(16,712)	(16,976)
Proceeds from sale of interest in former corporate headquarters property	—	836	—
Cash surrendered from sale of business	—	(1,554)	—
Payments for business acquisitions, net of cash acquired	(68,259)	(3,141)	(2,515)
Net cash used in investing activities	(101,178)	(31,767)	(33,528)
Cash Flows from Financing Activities:
Cash dividends paid	(13,511)	(11,717)	(8,840)
Payments related to shares received for withholding taxes under stock-based compensation plans	(479)	(2,085)	(1,322)
Proceeds from shares purchased under employee stock-based compensation plans	1,320	1,270	1,884
Repurchases of common stock	(1,240)	(3,390)	(3,631)
Increase in short-term and revolving credit facility borrowings	147,509	121,110	88,460
Payments on short-term and revolving credit facility borrowings	(62,017)	(98,821)	(99,461)
Payments on capital lease obligations and long-term debt	(1,993)	(856)	(15,823)
Capitalized loan costs	(1,299)	(218)	(30)
Dividends paid to noncontrolling interests	(401)	(761)	(369)
Net cash provided by (used in) financing activities	67,889	4,532	(39,132)
Effects of exchange rate changes on cash and cash equivalents	(4,756)	(2,868)	(388)
Increase (Decrease) in Cash and Cash Equivalents	23,610	(23,497)	4,796
Cash and Cash Equivalents at Beginning of Year	52,456	75,953	71,157
Cash and Cash Equivalents at End of Year	$76,066	$52,456	$75,953
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders' Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2012	$29,335	$24,690	$35,550	$246,105	$(199,481)	$136,199	$5,600	$141,799
Net income	—	—	—	50,978	—	50,978	358	51,336
Other comprehensive income (loss)	—	—	—	—	20,271	20,271	(49)	20,222
Cash dividends paid	—	—	—	(8,840)	—	(8,840)	—	(8,840)
Stock-based compensation	—	—	3,835	—	—	3,835	—	3,835
Repurchases of common stock	(553)	—	—	(3,078)	—	(3,631)	—	(3,631)
Shares issued in connection with stock-based compensation plans, net	1,093	—	(100)	—	—	993	—	993
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	—	—	—	—	2,188	2,188
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Balance at December 31, 2013	29,875	24,690	39,285	285,165	(179,210)	199,805	7,728	207,533
Net income	—	—	—	30,624	—	30,624	484	31,108
Other comprehensive loss	—	—	—	—	(42,748)	(42,748)	(397)	(43,145)
Cash dividends paid	—	—	—	(11,717)	—	(11,717)	—	(11,717)
Stock-based compensation	—	—	1,189	—	—	1,189	—	1,189
Repurchases of common stock	(409)	—	—	(2,981)	—	(3,390)	—	(3,390)
Shares issued in connection with stock-based compensation plans, net	1,031	—	(1,857)	—	—	(826)	—	(826)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(761)	(761)
Balance at December 31, 2014	30,497	24,690	38,617	301,091	(221,958)	172,937	6,416	179,353
Net loss	—	—	—	(45,488)	—	(45,488)	(117)	(45,605)
Other comprehensive loss	—	—	—	—	(673)	(673)	(738)	(1,411)
Cash dividends paid	—	—	—	(13,511)	—	(13,511)	—	(13,511)
Stock-based compensation	—	—	3,198	—	—	3,198	—	3,198
Repurchases of common stock	(517)	—	—	(2,931)	—	(3,448)	—	(3,448)
Shares issued in connection with stock-based compensation plans, net	557	—	121	—	—	678	—	678
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	—	—	—	—	5,498	5,498
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2015	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or the "Company") is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, and the Caribbean, and from certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2015, 2014, and 2013 consolidated financial statements include the financial position of such operations as of October 31, 2015 and 2014, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2015, 2014, and 2013, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company's consolidated financial statements, including both the controlling interests and the noncontrolling interests. The noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. Noncontrolling interests are reported as a separate component of the Company's Shareholders' Investment. On the Company's Consolidated Statements of Operations, net income or loss is attributed to the controlling interests and the noncontrolling interests separately.

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

In March 2013, the Company acquired 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that LWI may require. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2015 were $8,831,000 and $11,841,000, respectively. Total assets and liabilities of LWI as of December 31, 2014 were $6,045,000 and $8,346,000, respectively. Included in LWI's total liabilities at December 31, 2015 and 2014 were loans from Crawford of $10,214,000 and $7,378,000, respectively. For additional information on the acquisition of LWI, see Note 2, "Acquisitions and Dispositions of Businesses."

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2015 and 2014, the liabilities of this deferred compensation plan were $9,861,000 and $11,051,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,881,000 and $15,519,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

Prior Year Reclassifications

The Company's four operating segments represent components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. In the fourth quarter of 2015, the Company realigned two of its reportable segments by moving its Canada and Latin America/Caribbean operations from the former Americas segment to the newly created International segment, which was formerly referred to as the EMEA/AP (Europe, Middle East, Africa, and Asia-Pacific) segment. The results of the former EMEA/AP segment are no longer reported separately. The former Americas segment, without Canada and Latin America/Caribbean, is now the U.S. Services segment. The results of the former Americas segment are no longer reported separately. U.S. Services primarily serves the property and casualty insurance company markets in the U.S. International serves the property and casualty insurance company and self-insurance markets outside the U.S.  Broadspire serves the U.S. self-insurance marketplace. Garden City Group (the segment was formerly called "Legal Settlement Administration") serves the securities, bankruptcy, and other legal settlements markets, primarily in the U.S. The results of prior periods have been revised to conform to the current presentation of the Company's reportable segments. The change in reportable segments did not have any impact on previously reported consolidated financial results.

Management's Use of Estimates

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

Revenue Recognition

The Company's revenues are primarily comprised of claims processing or program administration fees and are generated from the Company's four operating segments.

Both the U.S. Services segment and the International segment earn revenues by providing field investigation and evaluation of property and casualty claims for insurance companies and self-insured entities and by providing access to Company-owned networks of direct repair service providers. The Company's Broadspire segment earns revenues by providing field investigation and claims evaluation of workers' compensation and liability claims, initial loss reporting services for its clients' claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services. The Garden City Group segment earns revenues by providing administration services related to settlements of class actions, regulatory matters, mass tort, bankruptcy administrations, and other legal settlements by identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

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

In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by the Company's clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. The amounts of reimbursed expenses and related revenues from reimbursements offset each other in the Company's consolidated statements of operations with no impact to its net income.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates book value due to their short-term nature. At December 31, 2015, cash and cash equivalents included time deposits of approximately $1,374,000 that were in financial institutions outside the U.S.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit based on an evaluation of a client's financial condition and, generally, collateral is not required. Accounts receivable are typically due upon receipt of the invoice and are stated on the Company's Consolidated Balance Sheets at amounts due from clients net of an estimated allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates book value due to their short-term contractual stipulations.

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
	(In thousands)
Allowance for doubtful accounts, January 1	$10,960	$10,234	$10,584
Add/ (Deduct):
Provision for bad debt expense	1,432	2,117	1,396
Write-offs, net of recoveries	(684)	(812)	(2,112)
Currency translation and other changes	(868)	(579)	366
Adjustments for business acquisitions and dispositions	2,293	—	—
Allowance for doubtful accounts, December 31	$13,133	$10,960	$10,234

For the years ended December 31, 2015, 2014, and 2013, the Company's adjustments to revenues associated with client invoice adjustments totaled $2,704,000, $1,786,000, and $2,812,000, respectively.

Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets

Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in certain business combinations. Indefinite-lived intangible assets consist of trade names associated with acquired businesses. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually. Other long-lived assets consist primarily of property and equipment, deferred income tax assets, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. Other long-lived assets are evaluated for impairment when impairment indicators are identified.

Subsequent to a business acquisition in which goodwill and indefinite-lived intangibles are recorded as assets, post-acquisition accounting requires that both be tested to determine whether there has been an impairment. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill or indefinite-lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an interim impairment test.

Goodwill impairment testing is a two-step process performed on a reporting unit basis. As determined in the step 1 analysis, if the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed impaired. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill following a hypothetical acquisition accounting process. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the carrying values of other assets or liabilities. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, and it cannot subsequently be reversed.

For goodwill impairment testing purposes, in 2014 and 2015 prior to the realignment of reporting segments, the Company analyzed the following reporting units: U.S. Contractor Connection, Americas excluding U.S. Contractor Connection, Broadspire, Garden City Group, and the former EMEA/AP segment.

For step 1 of goodwill impairment testing, the carrying value of each of the Company's reporting units is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approaches. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The market approach is based on the Guideline Public Company Method, which uses market pricing metrics to select multiples to value the Company's reporting units. The resulting estimated fair values of the combined reporting units are reconciled to the Company's market capitalization including an estimated implied control premium. The Company believes that the combination of these approaches is appropriate because it provides a fair value estimate based upon the combination of the reporting unit's expected long-term operating cash flow performance and multiples with which similar publicly traded companies are valued. The Company weights the income and market approaches equally.

The key assumptions used in estimating the fair values of its reporting units utilizing the income approach include the discount rate, the terminal growth rate, and the net working capital turnover. The discount rates utilized in estimating the fair value of the Company's reporting units in 2015 were between the range of 12.5% and 18.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The net working capital turnover assumption ranged from 5 to 20. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

Upon completion of its annual step 1 impairment analysis, the Company determined that the carrying value of the Company's EMEA/AP and Americas excluding U.S. Contractor Connection reporting units exceeded their fair values due to a variety of factors including achieving less than forecasted operating earnings, a reduced market capitalization, an increase in discount rates, and changes in foreign exchange rates.

As a result, step 2 of the goodwill impairment analysis was required for the EMEA/AP and Americas excluding U.S. Contractor Connection reporting units. Additional assumptions are used in the step 2 analysis in estimating the fair value of assets and liabilities of the applicable reporting units. These assumptions primarily relate to the estimated fair value of certain intangible assets and generally include operating earnings, the royalty rate, discount rate, long term sales growth rate, and the annual customer attrition rate. The royalty rates utilized were within the range of 1.5% and 3.0%, and the weighted average cost of capital rates used to determine the discount rates for the individual intangible assets were between the range of 18.0% and 18.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The long term sales growth rate used in the analysis was 2.0%. The annual customer attrition rate assumption was 5%.

Upon conclusion of the step 2 analysis on each of the EMEA/AP and Americas excluding U.S. Contractor Connection reporting units, goodwill impairments of $38,138,000 and $11,176,000, respectively, were recognized by the Company during the year ended December 31, 2015. The estimated fair values as calculated in the Company's step 1 goodwill impairment analysis for all of its other reporting units exceeded the carrying values of the reporting units.

If changes to the Company's reporting structure impact the composition of its reporting units, existing goodwill is reallocated to the revised reporting units based on their relative estimated fair values as determined by a combination of the income and market approaches. If all of the assets and liabilities of an acquired business are assigned to a specific reporting unit, then the goodwill associated with that acquisition is assigned to that reporting unit at acquisition unless another reporting unit is also expected to benefit from the acquisition. Since no goodwill remained in the former Americas excluding U.S. Contractor Connection reporting unit at the time of the reporting segment realignment, no additional goodwill was allocated to the International reporting segment.

The Company also performed step 1 goodwill impairment testing on its reporting units after the realignment of reporting segments. For this purpose, the Company analyzed two reporting units of the U.S. Services operating segment: a) U.S. Contractor Connection and b) U.S. Services excluding U.S. Contractor Connection. As a result of the recognition of the goodwill impairment charge in 2015 prior to the realignment of the reporting segments, the U.S. Services excluding U.S. Contractor Connection reporting unit no longer has goodwill associated with it. The other reporting units tested after the realignment of reporting segments were International, Broadspire, and Garden City Group. No further impairment was indicated, as the fair value of these reporting units exceeded the carrying value in the post-realignment step 1 analysis.

For impairment testing of indefinite-lived intangible assets, the book value is compared with the estimated fair value, which is estimated based on the present value of the after-tax cash flows attributable solely to the asset. The fair values of the trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. The Company determined the discount rate based on its performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2015 and 2014:

December 31,	2015	2014
	(In thousands)
Land	$312	$371
Buildings and improvements	26,586	26,014
Furniture and fixtures	44,865	49,774
Data processing equipment	64,926	65,505
Automobiles	3,694	1,609
Total property and equipment	140,383	143,273
Less accumulated depreciation	(102,331)	(102,414)
Net property and equipment	$38,052	$40,859

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $1,283,000, $21,000, and $340,000 for 2015, 2014, and 2013, respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $17,715,000, $16,606,000, and $15,446,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Capitalized Software

Capitalized software reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $15,372,000, $13,954,000, and $11,330,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2015 and 2014, accrued liabilities for self-insured risks totaled $23,476,000 and $24,532,000, respectively, including current liabilities of $14,122,000 and $14,491,000, respectively.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to revenue recognition, accrued compensation, pension plans, self-insurance, and depreciation and amortization.

For financial reporting purposes, the provision for income taxes is the sum of income taxes both currently payable and payable on a deferred basis. Currently payable income taxes represent the liability related to the income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred income tax assets or liabilities as reported on the Company's Consolidated Balance Sheets that are not related to balances in "Accumulated other comprehensive loss." The changes in deferred income tax assets and liabilities are determined based upon changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes, measured by the enacted statutory tax rates in effect for the year in which the Company estimates these differences will reverse. The Company must estimate the timing of the reversal of temporary differences, as well as whether taxable income in future periods will be sufficient to fully recognize any gross deferred tax assets. A valuation allowance is provided when it is deemed more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating losses and tax credit carryforwards, and amounts related to uncertain income tax positions. See Note 7, "Income Taxes."

Sales and Other Taxes

In certain jurisdictions, both in the U.S. and internationally, various governments and taxing authorities require the Company to assess and collect sales and other taxes, such as value added taxes, on certain services that the Company renders and bills to its customers. The majority of the Company's revenues are not currently subject to these types of taxes. These taxes are not recorded as additional revenues or expenses in the Company's Consolidated Statements of Operations, but are recorded on the Consolidated Balance Sheets as pass-through amounts until remitted.

Foreign Currency

Foreign currency transactions for the years ended December 31, 2015, 2014, and 2013 resulted in net losses of $684,000, $274,000, and $1,084,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Comprehensive (loss) income" in the Company's Consolidated Statements of Comprehensive (Loss) Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3,803,000, $2,981,000, and $2,793,000, respectively, for the years ended December 31, 2015, 2014, and 2013.

Adoption of New Accounting Standards

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17, requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only present one net noncurrent deferred tax asset or liability. The Company elected to early adopt this standard on a prospective basis for the period ended December 31, 2015. As a result of adoption, deferred tax assets and liabilities, which have been netted jurisdictionally, are shown as noncurrent in the Company's Consolidated Balance Sheet for 2015. The prior period was not retrospectively adjusted.

Business Combinations-Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under ASU 2015-16, in accounting for adjustments made to provisional amounts recognized in a business combination the requirement to retrospectively account for those adjustments is eliminated. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this update effective in the third quarter 2015, accounting for the GAB Robins Holdings UK Limited ("GAB Robins") acquisition under this guidance.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-8, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines "discontinued operations" similarly to how it is defined under International Financial Reporting Standards 2, "Non-current Assets Held for Sale and Discontinued Operations." The standard became effective in the first quarter of 2015 for public organizations with calendar year-ends. The Company adopted the standard effective in the first quarter 2015, although it had no impact on the Company's results of operations, financial condition and cash flows for the fiscal year ended December 31, 2015.

Pending Adoption of Recently Issued Accounting Standards

Financial Accounting for Leases

On February 26, 2016, the FASB issued ASU 2016-05, "Financial Accounting for Leases." Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. At the Emerging Issues Task Force ("EITF") meeting held in June 2015, the EITF clarified that fees incurred to secure revolving debt arrangements were not addressed by ASU 2015-03 and the Securities and Exchange Commission ("SEC") observer at the EITF meeting stated that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving debt agreement. Following this announcement, management determined that adoption of this standard is not expected to have any impact on the financial statements of the Company.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

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

Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern

In August 2014, FASB issued Accounting Standards Update ("ASU") 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." Under ASU 2014-15, management of public companies will be required to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard will be effective for the Company on January 1, 2017. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have an impact on its financial statements or disclosures upon adoption.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the effect this standard may have on its results of operations, financial condition and cash flows.

2.	Acquisitions and Dispositions of Businesses

On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins, a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. During 2015, the Company paid an additional $2,182,000 related to net debt and net working capital adjustments under the terms of the acquisition agreement which increased the purchase price to $73,994,000. Because the financial results of certain of the Company's international subsidiaries, including those in the U.K. through which GAB Robins reports, are included in the Company's consolidated financial statements on a two-month delayed basis, the results of operations of GAB Robins, and the preliminary application of acquisition accounting to the assets acquired, and liabilities and noncontrolling interests assumed, in that acquisition have first been reflected in the Company's audited consolidated financial statements as of and for the period ended December 31, 2015. As a result, comparability to prior periods' results and financial condition may be limited. The purchase was accounted for under the guidance of ASC 805-10, "Business Combinations," as a business combination under the acquisition method.

As a requirement of accounting under the acquisition method, all identifiable assets acquired and liabilities assumed and noncontrolling interests were recognized using fair value measurements. Based upon the timing of the acquisition, the allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to, among other things, intangible assets, deferred taxes, noncontrolling interests, and uncertain tax positions. During the measurement period since the acquisition, adjustments have been made to the preliminary acquisition accounting for receivables, prepaid and other current assets acquired, other current liabilities assumed, and a payment for adjustments to net debt and net working capital based on additional information gathered. During the three months ended December 31, 2015, the preliminary estimated useful life of customer relationships was reduced from 18 years to 14 years based upon further review of the estimated cash flows used to value the customer relationships as of the acquisition date. There was no change in the value assigned to the customer relationships as of the acquisition date as a result of this review. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies per the terms of the acquisition agreement. As of December 31, 2015, $1,600,000 of the escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.

The following table summarizes the preliminary purchase price allocation to the tangible and intangible assets acquired and liabilities assumed and noncontrolling interests in the GAB Robins acquisition included in the Company's consolidated financial statements on the two-month delayed basis as discussed above:

(in thousands)	Opening Balance Sheet, Adjusted as of December 31, 2015

Assets
Cash and cash equivalents	$5,735
Accounts receivable	19,182
Unbilled revenues, at estimated billable amounts	6,791
Prepaid expenses and other current assets	7,443
Property and equipment	4,083
Goodwill	19,046
Intangible assets	40,535
Other noncurrent assets	1,933
Deferred income tax assets	2,120
Total Assets	$106,868

Liabilities
Other current liabilities	$22,801
Noncurrent liabilities	4,580
Total Liabilities	27,381
Net Assets Acquired, Before Noncontrolling Interests	79,487
Noncontrolling interests	5,493
Net Assets Acquired, Net of Noncontrolling Interests	$73,994

Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over an estimated life of 14 years, and the remaining assets listed above are being amortized over periods ranging from two to five years. For the year ended December 31, 2015, the Company recognized amortization expense of $3,394,000 in its consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes. For the year ended December 31, 2015, GAB Robins accounted for $79,750,000 of the Company's consolidated revenues before reimbursements. The results of GAB Robins are reported in the International segment. For the year ended December 31, 2015, GAB Robins contribution to the Company's earnings and earnings per share were not material and as such, no pro forma financial information is required to be presented.

On July 15, 2014, the Company acquired 100% of the capital stock of Buckley Scott Holdings Limited ("Buckley Scott"), a U.K.-based international construction and engineering adjusting firm, for $3,812,000. Net assets purchased totaled $1,532,000, including $488,000 cash acquired. A deferred income tax liability of $473,000 was recognized on the acquired intangible assets. The agreement contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,921,000. The difference between the purchase price and the allocation of that price to the net assets acquired represents customer relationship intangibles of $2,195,000 with an estimated 15-year useful life, trade name intangibles of $169,000 with an estimated two-year useful life, and $1,542,000 of goodwill with an indefinite life, representing the estimated value of the assembled workforce and expected synergies with existing businesses. The acquisition enables the Company to significantly expand its construction and engineering business internationally. The results of Buckley Scott have been included in the International segment since the acquisition date and were not material to the operations of the Company.

In March 2013, the Company acquired 51% of the capital stock of LWI, a specialist loss consulting company based in London which offers onshore and offshore energy expertise. This acquisition increases Crawford's ability to handle offshore claims and reiterates the Company's focus on offering market leading expertise in specialist and technical services. Crawford has leveraged this acquisition to further grow its market share in the Oil and Energy sector, expanding LWI's capabilities in this highly complex market.

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

The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder at net book value. Net assets sold were $2,542,000, including cash of $1,554,000. The Company recognized a loss on the disposal of this entity of $474,000 in 2013. The results of Crawford South Africa were not material to the Company.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
Balance at December 31, 2013:
Goodwill	$31,829	$81,905	$151,133	$19,599	$284,466
Accumulated Impairment Losses	—	(556)	(151,133)	—	(151,689)
Net Goodwill	31,829	81,349	—	19,599	132,777
2014 Activity:
Goodwill of acquired businesses	—	1,542	—	—	1,542
Impairment of goodwill of business held for sale	—	(11)	—	—	(11)
Other activity (1)	—	1,149	—	—	1,149
Foreign currency effects		(3,572)	—	—	(3,572)
Balance at December 31, 2014:
Goodwill	31,829	81,024	151,133	19,599	283,585
Accumulated Impairment Losses	—	(567)	(151,133)	—	(151,700)
Net Goodwill	31,829	80,457	—	19,599	131,885
2015 Activity:
Goodwill of acquired business	—	19,046	—	—	19,046
Impairment of goodwill	(5,465)	(43,849)	—	—	(49,314)
Other activity (1)		668		—	668
Foreign currency effects	—	(6,669)	—	—	(6,669)
Balance at December 31, 2015:
Goodwill	31,829	94,069	151,133	19,599	296,630
Accumulated Impairment Losses	(5,465)	(44,416)	(151,133)	—	(201,014)
Net Goodwill	$26,364	$49,653	$—	$19,599	$95,616

(1)    "Other activity" relates to adjustments for deferred taxes acquired in connection with prior period business combinations.

As discussed in Note 1, "Significant Accounting and Reporting Policies," the Company recognized goodwill impairments in the EMEA/AP and Americas excluding U.S. Contractor Connection reporting units of $38,138,000 and $11,176,000, respectively during the year ended December 31, 2015. Also as discussed in Note 1, in the fourth quarter of 2015, the Company realigned two of its reportable segments. As a result, goodwill totaling $5,711,000 that was impaired related to the Canada and Latin America/Caribbean businesses was reclassified to the International reporting segment for presentation purposes in the above table.

The $49,314,000 noncash goodwill impairment charge is not reflected in International or U.S. Services operating earnings. This impairment charge did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2015 and 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2015:
Customer relationships	$130,964	$(58,685)	$72,279	8.0 years
Technology-based	5,913	(5,536)	377	0.5 years
Trade name	2,098	(1,068)	1,030	1.1 years
Total	$138,975	$(65,289)	$73,686	6.9 years
December 31, 2014:
Customer relationships	$93,468	$(50,030)	$43,438	6.6 years
Technology-based	5,913	(4,794)	1,119	1.5 years
Trade name	343	(202)	141	0.6 years
Total	$99,724	$(55,026)	$44,698	5.9 years

Amortization of finite-lived intangible assets was $10,410,000, $7,084,000, and $7,127,000 for the years ended December 31, 2015, 2014, and 2013, respectively. For the years ended December 31, 2015, 2014, and 2013, amortization expense for finite-lived customer relationships and trade name intangible assets in the amounts of $9,668,000, $6,341,000, and $6,385,000, respectively, were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 15 years.

At December 31, 2015, annual estimated aggregate amortization expense for intangible assets subject to amortization is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2016	$10,298
2017	8,898
2018	8,809
2019	8,809
2020	8,754

The following is a summary of indefinite-lived intangible assets at December 31, 2015 and 2014:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2015:
Trade names	$31,775	$(600)	$31,175
December 31, 2014:
Trade names	$31,797	$(600)	$31,197

4.	Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2015 and 2014:

December 31,	2015	2014
	(In thousands)
Credit Facility	$243,667	$155,002
Capital lease obligations	3,615	1,809
Total long-term debt and capital leases	247,282	156,811
Less: portion of Credit Facility classified as short-term	(19,958)	(2,002)
Less: current installments of capital leases	(1,959)	(763)
Total long-term debt and capital leases, less current installments	$225,365	$154,046

The Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers,the "Borrowers"), the Company's guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), and the other lenders party thereto (together with Wells Fargo, the "Lenders"), are party to a Credit Agreement, dated as of December 8, 2011 (as amended, the "Credit Facility"). On November 28, 2014, the Credit Facility was amended to provide the Company the ability to complete the December 1, 2014 acquisition of GAB Robins and to make certain other technical amendments.

The Credit Facility consists of a $400.0 million revolving credit facility, with a letter of credit subfacility of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $40.0 million for borrowings by the Canadian Borrower, and $15.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 25, 2018.

On November 5, 2015, Crawford, certain of its subsidiaries, Wells Fargo and the other signatories thereto entered into the Fifth Amendment to the Credit Agreement (the "2015 Amendment"). Pursuant to the 2015 Amendment, among other things, the definition of Consolidated EBITDA was revised to exclude certain restructuring charges, not to exceed $27,000,000 in 2015 and $13,000,000 in 2016, and $38,000,000 in the aggregate. Additionally, the maximum leverage ratio and minimum fixed charge coverage ratio with which the Company must comply were amended as described below. The 2015 Amendment also allows for the disposition of immaterial foreign subsidiaries with a book value not to exceed $15,000,000 in the aggregate.

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

At December 31, 2015 and 2014, a total of $243,667,000 and $155,002,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $17,211,000 and $17,511,000 were outstanding at December 31, 2015 and 2014, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $142,413,000 and $149,134,000 at December 31, 2015 and 2014, respectively. The 2014 available balance took into consideration the $78,355,000 in debt incurred by the UK Borrower to complete the GAB Robins acquisition which was not on the Company's balance sheet at December 31, 2014.

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

Under the Credit Facility as amended in 2015, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.25 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Also under the Credit Facility as amended in 2015, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.75 to 1.00 through September 30, 2016, with step-downs to 3.50 to 1.00 thereafter for fiscal quarters ending December 31, 2016 through September 30, 2017 and to 3.25 to 1.00 for fiscal quarters thereafter.

At December 31, 2015, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $19,958,000 and $2,002,000 at December 31, 2015 and 2014, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2015 in 2016.

The Company's capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company's cross currency basis swap and amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $8,983,000, $6,812,000, and $7,191,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Interest paid on the Company's short-term and long-term borrowings was $7,973,000, $5,880,000, and $6,379,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2015 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2016	$19,958	$2,011	$21,969
2017	—	971	971
2018	223,709	338	224,047
2019	—	290	290
2020	—	5	5
Total	$243,667	$3,615	$247,282

5.	Derivative Instruments

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the years ended December 31, 2015, 2014, and 2013 were not material. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.

This swap agreement contains a provision providing that if the Company is in default under its Credit Facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At December 31, 2015, no such default existed, and the Company had no assets posted as collateral under the swap agreement.

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

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Office space	$44,577	$43,277	$43,715
Automobiles	7,319	7,615	7,711
Computers and equipment	13	378	344
Total operating leases	$51,909	$51,270	$51,770

At December 31, 2015, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2016	$42,851
2017	37,000
2018	25,352
2019	20,994
2020	16,178
2021 and Thereafter	25,510

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective June 24, 2015, the Company entered into 10-year operating leases for approximately 16,000 square feet of office space in London, England, for its International segment as a replacement and consolidation of certain of its London facilities. The Company has total lease payments associated with the leases of approximately $15,000,000 subject to market rate adjustments on the fifth anniversary of the lease commitment date. Additionally, the Company is responsible for certain value-added taxes and operating expenses, which are excluded from the table above.

In November 2014, the Company entered into an amendment and extension of an existing lease, resulting in a 7 years, 5 months operating lease agreement for approximately 50,000 square feet of office space in Jacksonville, FL, for its U.S. Contractor Connection service line in its U.S. Services segment. The amended lease on the expanded premises began January 1, 2015. Total lease payments over the remaining lease term are approximately $4,806,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

In January 2013, the Company entered into a 10-year operating lease for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for its Broadspire segment. The lease began July 1, 2013. Total lease payments over the remaining lease term are approximately $5,379,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective May 1, 2012, the Company entered into a 10-year operating lease for the lease of approximately 45,000 square feet of office space in Seattle, Washington for its Garden City Group segment. Total lease payments over the remaining lease term are approximately $8,649,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its Garden City Group segment's corporate headquarters. The lease, as amended, includes a total of approximately 67,000 square feet. Total lease payments over the remaining lease term are approximately $12,017,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for its Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Total lease payments over the remaining lease term are approximately $5,756,000. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease for approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company's corporate headquarters. Total lease payments over the remaining lease term are approximately $8,175,000. Additionally, the Company is responsible for certain related property operating expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Total lease payments over the remaining lease term are approximately $26,644,000. A majority of this office space was subleased at December 31, 2015. Under executed sublease arrangements at December 31, 2015, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2016	$3,460
2017	3,532
2018	3,608
2019	3,684
2020	3,761
2021	3,841
Total minimum sublease payments to be received	$21,886

One of the sublease agreements is for three of the four floors of one of the leased buildings in Plantation, Florida; this lease expires in December 2021. The other sublease is for an entire building and expires in December 2021. This lease includes surrender options for the fourth floor between December 31, 2015 and June 30, 2017, and for the third floor as of June 30, 2017, each with twelve months prior notice. Should the sublessor elect to surrender one or both floors and the Company be unable to secure another sublessor, it may be required to recognize additional losses on this lease.

7.    Income Taxes

(Loss) income before income taxes consisted of the following:

Year Ended December 31,	2015	2014	2013
	(In thousands)
U.S.	$22,414	$40,840	$50,234
Foreign	(54,187)	19,048	30,868
(Loss) income before income taxes	$(31,773)	$59,888	$81,102

The provision for income taxes consisted of the following:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Current:
U.S. federal and state	$5,716	$4,867	$3,680
Foreign	3,996	8,724	10,461
Deferred:
U.S. federal and state	5,786	13,645	14,004
Foreign	(1,666)	1,544	1,621
Provision for income taxes	$13,832	$28,780	$29,766

Net cash payments for income taxes were $9,690,000, $13,017,000, and $21,030,000 in 2015, 2014, and 2013, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Federal income taxes at statutory rate	$(11,121)	$20,961	$28,385
State income taxes, net of federal benefit	1,872	1,975	988
Goodwill impairment	15,824	—	—
Foreign taxes	3,804	1,544	(778)
Change in valuation allowance	3,643	3,023	2,479
Research and development credits	(1,912)	(266)	(1,909)
Foreign tax credits	(651)	(1,043)	(3,542)
Nondeductible meals and entertainment	1,441	1,662	1,102
Tax rate changes	412	1,002	1,749
Other	520	(78)	1,292
Provision for income taxes	$13,832	$28,780	$29,766

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating losses and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible goodwill impairment charge, the Company's inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, 2015 losses in certain operations, including losses due to restructuring and special charges, were in jurisdictions with lower tax rates or where the losses are unable to be benefited. The tax rate changes in 2014 and 2015 were primarily due to state tax rate changes. The fiscal year 2013 tax rate change was primarily due to the U.K. Finance Bill 2013 that was enacted in 2013.

The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, the Company would analyze its anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Such an event occurred in 2013, and the Company provided for additional U.S. and foreign income taxes on such profits. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. At December 31, 2015, undistributed earnings totaled $139,396,000. Determination of the deferred income tax liability on these undistributed earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Accrued compensation	$12,057	$10,497
Accrued pension liabilities	42,485	47,740
Self-insured risks	9,999	10,025
Deferred revenues	10,725	10,562
Accrued rent	1,804	2,148
Interest	6,178	6,036
Tax credit carryforwards	32,232	44,837
Loss carryforwards	27,123	20,094
Other	3,099	2,223
Gross deferred income tax assets	145,702	154,162
Accounts receivable allowance	6,300	10,724
Unbilled revenues	12,143	14,813
Depreciation and amortization	63,775	60,553
Other post-retirement benefits	294	343
Gross deferred income tax liabilities	82,512	86,433
Net deferred income tax assets before valuation allowance	63,190	67,729
Valuation allowance	(17,204)	(15,231)
Net deferred income tax assets	$45,986	$52,498
Amounts recognized in the Consolidated Balance Sheets consist of :
Current deferred income tax assets included in "Prepaid expenses and other current assets"	$—	$565
Current deferred income tax liabilities included in "Deferred income taxes"	—	(14,523)
Long-term deferred income tax assets included in "Deferred income tax assets"	47,371	66,927
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(1,385)	(471)
Net deferred income tax assets	$45,986	$52,498

At December 31, 2015, the Company had deferred tax assets related to loss carryforwards of $28,660,000, before netting of unrecognized tax benefits of $691,000 and stock-based compensation attributes of $846,000. An estimated $16,871,000 of the deferred tax assets will not expire, and $11,789,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
	(In thousands)
Balance, beginning of year	$15,231	$12,518	$7,927
Increase in valuation allowance for state credits	—	—	2,277
Other changes	1,973	2,713	2,314
Balance, end of year	$17,204	$15,231	$12,518

Changes to the valuation allowance for the years ended December 31, 2015, 2014, and 2013 were primarily due to losses in certain of the Company's international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2012	$1,754
Additions for tax provisions related to the current year	4,826
Additions for tax positions of prior years	2,036
Lapses of applicable statutes of limitation	(692)
Balance at December 31, 2013	7,924
Reductions for tax provisions related to the current year	(1,664)
Additions for tax positions related to prior years	49
Lapses of applicable statutes of limitation	(412)
Balance at December 31, 2014	5,897
Additions for tax provisions related to the current year	229
Reductions for tax positions related to the prior years	(2,224)
Additions for tax positions related to prior years	2,349
Lapses of applicable statutes of limitation	(64)
Balance at December 31, 2015	$6,187

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2015, 2014, and 2013, was $31,000, $104,000, and $134,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2015, 2014, and 2013 were $3,899,000, $2,475,000, and $2,693,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

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

The Company expects $193,000 in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $23,652,000, $24,249,000, and $21,507,000 in 2015, 2014, and 2013, respectively.

The Company sponsors a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan") and three defined benefit pension plans in the U.K. (the "U.K. Plans"). Effective December 31, 2002, the Company elected to freeze its U.S. Qualified Plan. Benefits payable under the Company's U.S. Qualified Plan are generally based on career compensation; however, no additional benefits have accrued on this plan since December 31, 2002. The Company's U.K. Plans were closed to new participants as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary amounts in effect at the time the relevant plan was closed. Benefits payable under the U.K. Plans are generally based on an employee's final salary at the time the plan was closed. Benefits paid under the U.K. Plans are also subject to adjustments for the effects of inflation. The actuarial present value of the projected benefit payments under the U.K. Plans are based on the employees' expected dates of separation by retirement.

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Plan, including resulting in no contributions being required in fiscal 2015. Required contributions are anticipated in future years as the impact of the BBA2015 pension funding reform is phased out. Currently, Crawford plans to contribute $9,000,000 per annum to the U.S. Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions.The Company expects to make contributions of approximately $9,000,000 to its U.S. Qualified Plan and $6,300,000 to its U.K. Plans in 2016.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the "other international plans") have retirement benefits that are accounted for as defined benefit pension plans under GAAP. During 2015, a majority of the employees covered under the defined benefit pension plan in the Netherlands elected to convert to a newly created defined contribution plan effective January 1, 2015. This was accounted for as a curtailment of the defined benefit pension plan which resulted in the reduction of the projected benefit obligation in the amount of $5,500,000, a reduction of the deferred tax asset of $1,400,000, and a reduction in accumulated other comprehensive loss of $4,100,000. This change resulted in a reduction in Net Periodic Pension Costs of $673,000 in 2015. This reduction was substantially offset by an increase in defined contribution expense.

External trusts are maintained to hold assets of the Company's U.S. Qualified Plan, U.K. Plans, and other international plans. The Company's funding policy is to make cash contributions in amounts at least sufficient to meet regulatory funding requirements and, in certain instances, to make contributions in excess thereof if such contributions would otherwise be in accordance with the Company's capital allocation plans. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not recorded on the Company's Consolidated Balance Sheets. Instead, the funded or unfunded status of the Company's U.S. Qualified Plan, U.K. Plans, and other international plans are recorded in "Accrued pension liabilities" or "Other noncurrent assets" on the Company's Consolidated Balance Sheets based on the projected benefit obligations less the fair values of the plans' assets.

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans , the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2015 and 2014:

December 31,	2015	2014
	(In thousands)
Projected benefit obligations	$538,507	$806,269
Fair value of plans' assets	413,204	659,875

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2015 and 2014:

December 31,	2015	2014
	(In thousands)
Projected benefit obligations	$261,186	$62,478
Fair value of plans' assets	276,295	65,895

In addition, the Company sponsors two frozen nonqualified, unfunded defined benefit pension plans for certain employees and retirees, which are based on career compensation. These plans were frozen effective December 31, 2002. The liabilities of these plans, which equal their projected benefit obligations, are included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets based on these expected timing of funding these obligations, since they are funded as needed from Company assets.

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2015	2014
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$868,747	$787,053
Service cost	1,698	2,667
Interest cost	32,655	35,269
Employee contributions	187	478
Actuarial (gain) loss	(31,078)	103,497
Plan curtailments	(5,490)	—
Benefits paid	(52,187)	(56,418)
Foreign currency effects	(14,839)	(3,799)
End of measurement period	799,693	868,747
Fair Value of Plans' Assets:
Beginning of measurement period	725,770	681,620
Actual return on plans' assets	12,863	79,761
Employer contributions	16,600	23,585
Employee contributions	187	478
Benefits paid	(52,187)	(56,418)
Foreign currency effects	(13,734)	(3,256)
End of measurement period	689,499	725,770
Unfunded Status	$(110,194)	$(142,977)

Due to the frozen status of the U.S. plans and the closed status of the U.K. plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2015	2014
	(In thousands)
U.S. Qualified Plan	$120,542	$126,857
U.K. Plans	—	8,059
Other international plans	1,190	7,427
Subtotal, included in "Accrued pension liabilities"	121,732	142,343
Prepaid pension asset included in "Other noncurrent assets"	(15,109)	(3,417)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	322	325
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,249	3,726
Total unfunded status	$110,194	$142,977
Accumulated other comprehensive loss, before income taxes	$(309,120)	$(333,749)

A fixed number of U.S. employees, retirees, and eligible dependents were previously covered under a frozen post-retirement medical benefits plan and are now provided Company-subsidized premiums for health care exchanges. The liabilities for this plan are included in the Company's self-insured risks liabilities and are not material. This plan was frozen effective December 31, 2002.

The following tables set forth the 2015 and 2014 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2013	$(277,962)	$1,465
Amortization of net loss (gain)	11,828	(153)
Net loss arising during the year	(69,273)	(400)
Currency translation	746	—
Net unrecognized actuarial (loss) gain, December 31, 2014	(334,661)	912
Amortization of net loss (gain)	14,223	(152)
Net gain arising during the year	7,439	—
Currency translation	3,119	—
Net unrecognized actuarial (loss) gain, December 31, 2015	$(309,880)	$760

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2016 for the U.S. and U.K. defined benefit pension plans are $12,963,000 ($8,542,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect a snapshot of the state of the Company's long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 included the following components:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Service cost	$1,698	$2,667	$2,922
Interest cost	32,655	35,270	33,309
Expected return on assets	(41,710)	(45,481)	(42,949)
Amortization of actuarial loss	13,371	11,828	13,263
Net periodic benefit cost	$6,014	$4,284	$6,545

Benefit cost for the U.S. defined benefit pension plans does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2016	$43,644
2017	44,364
2018	44,965
2019	45,548
2020	46,043
2021-2025	233,183

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. During 2015, the Company revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $10,500,000 decrease in the projected benefit obligation for the U.S. plans. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Defined Benefit Plans:	2015	2014
Discount rate used to compute benefit obligations	4.40%	4.06%
Discount rate used to compute periodic benefit cost	4.06%	4.86%
Expected long-term rates of return on plans' assets	6.50%	6.50%

U.K. Defined Benefit Plans:	2015	2014
Discount rate used to compute benefit obligations	3.85%	3.90%
Discount rate used to compute periodic benefit cost	3.90%	4.30%
Expected long-term rates of return on plans' assets	5.60%	7.12%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations. The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2016 net periodic pension cost are estimated to be 6.50% and 5.60% for the U.S. and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Plan		U.K. Plans
December 31,	2015	2014	2015	2014
Equity securities	28.0%	33.4%	24.6%	24.1%
Fixed income investments	65.8%	64.9%	57.9%	59.2%
Alternative strategies	2.9%	0.2%	16.6%	16.0%
Cash, cash equivalents and short-term investment funds	3.3%	1.5%	0.9%	0.7%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

Investment objectives for the Company's U.S. and U.K. pension plan assets are to ensure availability of funds for payment of plan benefits as they become due; provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility; protect the assets from erosion of purchasing power; and provide investment results that meet or exceed the plans' actuarially assumed long-term rate of return.

Alternative strategies include funds that invest in derivative instruments such as futures, forward contracts, options and swaps, and funds that invest in real estate. These investments are used to help manage risks.

The long-term goal for the U.S. and U.K. plans is to reach fully-funded status and to maintain that status. The investment policies recognize that the plans' asset return requirements and risk tolerances will change over time. Accordingly, reallocation of the portfolios' mix of return-seeking assets and liability-hedging assets will be performed as the plans' funded status improves.

See Note 12, "Fair Value Measurements" for the fair value disclosures of the U.S. and U.K. qualified defined benefit pension plan assets. The assets of the Company's other international plans are primarily insurance contracts, which are measured at contract value and are not measured at fair value. Obligations of the U.S. nonqualified plans are paid from Company assets.

9.    Common Stock and (Loss) Earnings per Share

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

The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

During the year ended December 31, 2015, the Company reacquired 517,700 shares of CRDA at an average cost of $6.62 under the 2014 Repurchase Authorization. No shares of CRDB were repurchased during the year ended December 31, 2015. At December 31, 2015, the Company has remaining authorization to repurchase 1,455,300 shares under the 2014 Repurchase Authorization.

Net (Loss) Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes (loss) earnings per share of CRDA and CRDB using the two-class method, which allocates the undistributed (loss) earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the non-voting CRDA shares than on the voting CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same (loss) earnings per share for CRDA and CRDB. During 2015, 2014 and 2013, the Board of Directors declared a higher dividend on CRDA than on CRDB.

The computations of basic net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2015		2014		2013
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except (loss) earnings per share)
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(32,651)	$(26,348)	$10,408	$8,499	$23,063	$19,075
Dividends paid	8,573	4,938	7,273	4,444	5,384	3,456
Net (loss) income available to common shareholders, basic	(24,078)	(21,410)	17,681	12,943	28,447	22,531
Denominator:
Weighted-average common shares outstanding, basic	30,596	24,690	30,237	24,690	29,853	24,690
(Loss) earnings per share - basic	$(0.79)	$(0.87)	$0.58	$0.52	$0.95	$0.91

The computations of diluted net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2015		2014		2013
	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
	(In thousands, except (loss) earnings per share)
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(32,651)	$(26,348)	$10,522	$8,385	$23,407	$18,731
Dividends paid	8,573	4,938	7,273	4,444	5,384	3,456
Net (loss) income available to common shareholders, diluted	(24,078)	(21,410)	17,795	12,829	28,791	22,187
Denominator:
Weighted-average common shares outstanding, basic	30,596	24,690	30,237	24,690	29,853	24,690
Weighted-average effect of dilutive securities (1)	—	—	746	—	1,002	—
Weighted-average number of shares outstanding, diluted	30,596	24,690	30,983	24,690	30,855	24,690
(Loss) earnings per share - diluted	$(0.79)	$(0.87)	$0.57	$0.52	$0.93	$0.90

(1)
For the year ended December 31, 2015, the Company excluded from its loss per share calculations all common share equivalents because their inclusion would have been anti-dilutive. The weighted-average number of these common share equivalents for the year ended December 31, 2015 totaled approximately 494,000.

Listed below are the shares excluded from the denominator in the above computation of diluted (loss) earnings per share for CRDA because their inclusion would have been antidilutive:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	24	—	1,212
Performance stock grants excluded because performance conditions had not been met (1)	1,045	1,568	1,290

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements have actually been achieved. As of December 31, 2015, these performance measurements had not been achieved.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2013	$3,544	$(182,754)	$(179,210)
Other comprehensive loss before reclassifications	(8,203)	—	(8,203)
Unrealized net losses arising during the year	—	(43,181)	(43,181)
Amounts reclassified from accumulated other comprehensive income (1)	—	8,636	8,636
Net current period other comprehensive loss	(8,203)	(34,545)	(42,748)
Balance at December 31, 2014	(4,659)	(217,299)	(221,958)
Other comprehensive loss before reclassifications	(19,688)	—	(19,688)
Unrealized net gains arising during the year	—	8,209	8,209
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	10,806	10,806
Net current period other comprehensive (loss) income	(19,688)	19,015	(673)
Balance at December 31, 2015	$(24,347)	$(198,284)	$(222,631)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Operations. See Note 8, "Retirement Plans" for additional details.

As discussed in Note 8, "Retirement Plans," during the year ended December 31, 2015, there was a curtailment of the defined benefit pension plan in the Netherlands which resulted in the reduction of the projected benefit obligation in the amount of $5,500,000, a reduction of the deferred tax asset of $1,400,000, and a reduction in accumulated other comprehensive loss of $4,100,000.

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

The pretax compensation expense recognized for all stock-based compensation plans was $3,229,000, $1,189,000, and $3,835,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $921,000, $311,000, and $1,338,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRDA. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accrual basis over the requisite service period for the entire award. For the years ended December 31, 2015, 2014, and 2013, compensation expense of $25,000, $474,000, and $640,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2015, 2014, and 2013, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	1,114	$5.86	2.5 years	$—
Granted	749	5.08
Exercised	(49)	5.57
Forfeited or expired	(154)	5.22
Outstanding at December 31, 2013	1,660	5.57	5.1 years	3,517
Exercised	(449)	5.11
Forfeited or expired	(375)	6.51
Outstanding at December 31, 2014	836	5.40	6.7 years	2,647
Exercised	(106)	5.20
Forfeited or expired	(212)	5.86
Outstanding at December 31, 2015	518	$5.26	5.0 years	$8
Vested and Exercisable at December 31, 2015	391	$5.31	4.6 years	$8

No stock options were granted in 2015 or 2014. The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was $1.86. Options exercised in 2015, 2014, and 2013 had an intrinsic value of $199,000, $1,622,000, and $49,000, respectively. The fair value of options that vested in 2015 was $0. The fair value of options that vested in 2014 was $846,000. No options vested in 2013.

At December 31, 2015, the unrecognized compensation cost related to unvested employee stock options was $19,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on grant date.

Performance-Based Stock Grants

Performance share grants are from time to time made to certain key employees of the Company. Such grants entitle employees to earn shares of CRDA upon the achievement of certain individual and/or corporate objectives. Grants of performance shares are made at the discretion of the Company's Board of Directors, or the Board's Compensation Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRDA on the date of grant, reduced for the present value of any dividends expected to be paid on CRDA prior to the vesting of the award. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company's nonvested performance shares as of December 31, 2015, 2014, and 2013, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	1,169,125	$3.68
Granted	981,000	4.75
Vested	(449,958)	3.76
Forfeited or unearned	(59,167)	4.03
Nonvested at December 31, 2013	1,641,000	4.26
Granted	1,086,000	6.93
Vested	(193,289)	5.47
Forfeited or unearned	(758,000)	3.85
Nonvested at December 31, 2014	1,775,711	5.93
Granted	1,104,300	6.46
Vested	(259,150)	6.22
Forfeited or unearned	(1,304,675)	5.56
Nonvested at December 31, 2015	1,316,186	$6.65

The total fair value of the performance shares that vested in 2015, 2014, and 2013 was $1,612,000, $1,057,000, and $1,693,000, respectively.

Compensation expense (credit) recognized for all performance shares totaled $1,911,000, $(518,000), and $2,223,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. The credit in compensation expense for the year ended December 31, 2014 resulted from reductions in expense related to cliff vesting shares granted in 2014, 2013, and 2012, as the Company determined that the performance conditions for these shares were not likely to be met. Each of these awards required the Company to achieve cumulative earnings per share targets over a three-year period. Certain performance awards vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2015, there was an estimated $1,166,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2017.

Restricted Shares

The Company's Board of Directors may elect to issue restricted shares of CRDA in lieu of, or in addition to, cash payments to certain key employees. Employees receiving these shares are subject to restrictions on their ability to sell the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. The grant-date fair value of a restricted share of CRDA is based on the market value of the stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period since these awards only have service conditions once granted.

A summary of the status of the Company's restricted shares of CRDA as of December 31, 2015, 2014, and 2013 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	67,167	$4.29
Granted	86,017	5.88
Vested	(84,184)	5.27
Nonvested at December 31, 2013	69,000	5.07
Granted	154,145	7.85
Vested	(129,811)	6.44
Forfeited or unearned	(5,000)	6.59
Nonvested at December 31, 2014	88,334	7.83
Granted	53,000	6.72
Vested	(38,332)	4.44
Forfeited or unearned	(2,000)	3.91
Nonvested at December 31, 2015	101,002	$5.01

Compensation expense recognized for all restricted shares for the years ended December 31, 2015, 2014, and 2013 was $886,000, $848,000, and $664,000, respectively. As of December 31, 2015, there was $404,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2017.

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

During the years ended December 31, 2015, 2014 and 2013, a total of 90,919, 154,519, and 146,891 shares, respectively, of CRDA were issued under the U.S. Plan to the Company's employees at purchase prices of $5.73, $4.33, and $3.29 in 2015, 2014, and 2013, respectively. At December 31, 2015, an estimated 106,000 shares will be issued and purchased under the U.S. Plan in 2016. During the years ended December 31, 2015, 2014, and 2013, compensation expense of $288,000, $259,000, and $198,000, respectively, was recognized for the U.S. Plan.

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

At December 31, 2015, an estimated 314,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRDA, and future employee participation rates. The purchase price per share of CRDA under the U.K. Plan ranges from $3.23 to $6.22. For the years ended December 31, 2015, 2014, and 2013, compensation expense of $123,000, $126,000, and $110,000, respectively, was recognized for the U.K. Plan. During 2015, 2014, and 2013, a total of 104,267 shares, 264,998, shares and 495,968 shares, respectively, of CRDA were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRDA may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRDA at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2015, 2014, and 2013, 6,916, 11,900, and 10,794 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$11	$—	$—	$11
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	6,060	—	6,060

Liabilities:
Contingent earnout liability (3)	—	—	1,921	1,921

December 31,	2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$11	$—	$—	$11
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	3,140	—	3,140

Liabilities:
Contingent earnout liability (3)	—	—	1,153	1,153
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the Company's cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for foreign currency rates and interest rates adjusted for the counterparty's credit risk. The fair value of this cross currency basis swap is included in "Other noncurrent assets" on the Company's Consolidated Balance Sheets, based upon the term of the cross currency basis swap.

(3)
The fair value of the contingent earnout liability for the Buckley Scott acquisition was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements. The valuation is sensitive to Level 3 data, with the maximum possible earnout of $2,027,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2015 or 2014. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Measurements

During 2015 the Company impaired and expensed goodwill of $49,314,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets," where discussed in more detail.

During the year ended December 31, 2014, the Company reduced the fair value of a contingent consideration liability associated with a previous acquisition from $2,000,000 to zero. In addition, the Company impaired and expensed $1,271,000 of intangible assets from the same acquisition. Management concluded that expectations about future results indicated the contingent consideration would not be paid and, accordingly, the value of the intangible assets was impaired. Both amounts were included in the Garden City Group segment operating earnings in 2014. In the Consolidated Statements of Operations, the amounts are included as a component of "Selling, general, and administrative expenses." The fair values of both items were estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these were Level 3 fair value measurements.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. plan at December 31, 2015 and 2014:

December 31,	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$5,928	$—	$—	$5,928	$228	$—	$—	$228
Short-term investment funds	—	6,876	—	6,876	—	6,168	—	6,168
Equity Securities:
U.S.	—	73,397	—	73,397	—	104,073	—	104,073
International	—	33,109	—	33,109	—	36,604	—	36,604
Fixed Income Securities:
U.S.	29,888	208,356	—	238,244	19,244	236,952	—	256,196
International	—	12,165	—	12,165	—	17,378	—	17,378
Other	—	10,946	—	10,946	—	738	—	738
TOTAL	$35,816	$344,849	$—	$380,665	$19,472	$401,913	$—	$421,385

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2015 and 2014:

December 31,	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,600	$—	$—	$2,600	$1,968	$—	$—	$1,968
Equity Securities:
U.S.	—	44,034	—	44,034	—	29,051	—	29,051
International	—	23,789	—	23,789	—	35,506	—	35,506
Fixed Income Securities:
Money market funds	—	103,399	—	103,399	—	103,754	—	103,754
Government securities	—	44,094	—	44,094	—	42,672	—	42,672
Corporate bonds and debt securities	—	11,755	—	11,755	—	11,669	—	11,669
Mortgage-backed securities	—	788	—	788	—	782	—	782
Alternative strategy funds	—	30,208	—	30,208	—	28,283	—	28,283
Real estate funds	—	—	15,627	15,627	—	—	14,740	14,740
TOTAL	$2,600	$258,067	$15,627	$276,294	$1,968	$251,717	$14,740	$268,425

Short-term investment funds consist primarily of funds with a maturity of 60 days or less and are valued at amortized cost which approximates fair value.

Equity securities consist primarily of common and preferred stocks of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the principal market in which the individual securities are traded. Preferred securities are stated at quoted market prices for the identical security in an inactive market (Level 2). Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.K. pension plan during the years ended December 31, 2015 and 2014:

Real Estate Funds	U.K.
(in thousands)
Balance at December 31, 2013	$13,319
Actual return on plan assets:
Related to assets still held at the reporting date	1,412
Purchases, sales and settlements—net	9
Balance at December 31, 2014	14,740
Actual return on plan assets:
Related to assets still held at the reporting date	887
Purchases, sales and settlements—net	—
Balance at December 31, 2015	$15,627

13.    Segment and Geographic Information

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the CODM. The segments are organized based upon the nature of services and/or geographic areas served and are: U.S. Services, which primarily serves the property and casualty insurance company markets in the U.S.; International, which serves the property and casualty insurance company and self-insurance markets outside the U.S.; Broadspire, which serves the self-insurance marketplace, primarily in the U.S.; and Garden City Group which serves the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets, primarily in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2015, 2014, and 2013 related to the Company's reportable segments is presented below.

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
2015
Revenues before reimbursements	$242,488	$506,650	$293,032	$128,215	$1,170,385
Segment operating earnings	32,702	18,799	24,017	11,507	87,025
Depreciation and amortization (1)	2,780	8,579	8,841	5,783	25,983
Assets	49,252	349,358	105,518	87,608	591,736
2014
Revenues before reimbursements	$215,385	$488,284	$268,890	$170,292	$1,142,851
Segment operating earnings	18,039	25,344	15,469	22,849	81,701
Depreciation and amortization (1)	2,415	7,525	8,448	5,895	24,283
Assets	46,846	318,689	103,899	122,129	591,563
2013
Revenues before reimbursements	$203,916	$488,488	$252,242	$218,799	$1,163,445
Segment operating earnings	11,895	38,795	8,245	46,752	105,687
Depreciation and amortization (1)	1,822	7,352	7,381	5,252	21,807
Assets	47,208	339,435	109,939	111,869	608,451
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

Substantially all revenues earned in the Broadspire and Garden City Group segments are earned in the U.S. Substantially all of the revenues earned in the International segment are earned outside of the U.S.

Revenues by major service line for the U.S. Services and the Broadspire segments are shown in the following table. It is not practicable to provide revenues by service line for the International segment. The Company considers all Garden City Group revenues to be derived from one service line.

Year Ended December 31,	2015	2014	2013
	(In thousands)
U.S. Services
U.S. Claims Field Operations	$78,166	$96,390	$103,594
U.S. Technical Services	28,558	24,822	28,209
U.S. Catastrophe Services	76,441	43,656	36,067
Subtotal U.S. Claims Services	183,165	164,868	167,870
U.S. Contractor Connection	59,323	50,517	36,046
Total Revenues before Reimbursements—U.S. Services	$242,488	$215,385	$203,916

Broadspire
Workers' Compensation, Disability, and Liability Claims Management	$121,875	$112,334	$107,624
Medical Management	156,290	140,903	128,802
Risk Management Information Services	14,867	15,653	15,816
Total Revenues before Reimbursements—Broadspire	$293,032	$268,890	$252,242

Capital expenditures for the years ended December 31, 2015, 2014, and 2013 are shown in the following table:

Year Ended December 31,	2015	2014	2013
	(In thousands)
U.S. Services	$3,100	$4,855	$4,440
International	8,874	7,440	6,433
Broadspire	6,574	7,705	6,452
Garden City Group	600	2,476	5,257
Corporate	13,771	6,721	8,431
Total capital expenditures	$32,919	$29,197	$31,013

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2015, 2014, and 2013 was as follows:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Segments' revenues before reimbursements	$1,170,385	$1,142,851	$1,163,445
Reimbursements	71,135	74,112	89,985
Total consolidated revenues	$1,241,520	$1,216,963	$1,253,430

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2015, 2014, and 2013 were as follows:

Year Ended December 31,	2015	2014	2013
	(In thousands)
Operating earnings of all reportable segments	$87,025	$81,701	$105,687
Unallocated corporate and shared costs and credits	(16,605)	(8,582)	(10,829)
Net corporate interest expense	(8,383)	(6,031)	(6,423)
Stock option expense	(433)	(859)	(948)
Amortization of customer-relationship intangible assets	(9,668)	(6,341)	(6,385)
Goodwill impairment charges	(49,314)	—	—
Restructuring and special charges	(34,395)	—	—
Income before income taxes	$(31,773)	$59,888	$81,102

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2015 and 2014 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the International segment, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2015	2014
	(In thousands)
Assets of reportable segments	$591,736	$591,563
Corporate assets:
Cash and cash equivalents	12,944	7,550
Unallocated allowances on receivables	(4,293)	(3,535)
Prepaid expenses and other current assets	15,304	17,048
Property and equipment	6,043	7,631
Capitalized software costs, net	74,790	69,906
Assets of deferred compensation plan	15,881	15,519
Capitalized loan costs	3,991	3,707
Deferred income tax assets	47,371	66,927
Other noncurrent assets	19,639	13,003
Total corporate assets	191,670	197,756
Total assets	$783,406	$789,319

Revenues and long-lived assets for the countries in which revenues or long-lived assets represent more than 10 percent of the consolidated totals are set out below. For the purposes of these geographic area disclosures, long-lived assets include items such as property and equipment and capital lease assets but exclude intangible assets, including goodwill. In the International segment, only the U.K. and Canada are considered material for disclosure.

	U.K.	Canada	Other	Total International Segment
	(In thousands)
2015
Revenues before reimbursements	$186,375	$110,180	$210,095	$506,650
Long-lived assets	51,457	238	6,747	58,442
2014
Revenues before reimbursements	128,561	129,246	230,477	488,284
Long-lived assets	12,116	2,274	7,324	21,714
2013
Revenues before reimbursements	119,747	122,748	245,993	488,488
Long-lived assets	9,691	3,571	8,026	21,288

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $662,797,000 and $364,144,000 at December 31, 2015 and 2014, respectively. In addition, the Garden City Group segment administers funds in noncustodial accounts at financial institutions that totaled $457,344,000 and $451,033,000 at December 31, 2015 and 2014, respectively.

15.    Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2015, the aggregate committed amount of letters of credit outstanding under the facility was $17,211,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets. The 2014 acquisition of Buckley Scott includes an earnout provision based on achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,921,000. The maximum potential earnout is $2,027,000. For additional information on these obligations and rights, see Note 2, "Acquisitions and Dispositions of Businesses."

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

The Company has voluntarily self-reported to the SEC and the Department of Justice (the "DOJ") certain potential violations of the Foreign Corrupt Practices Act discovered by the Company during the course of its regular internal audit process. Upon discovery, the Company, with the oversight of the Audit Committee and the Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The Company has been cooperating fully, and expects to continue to cooperate fully, with the SEC and the DOJ in this matter. The Company cannot currently predict when or what, if any, action may be taken by the SEC or the DOJ, or other governmental authorities, or the effect any such actions may have on the Company's results of operations, cash flows or financial position.

16.    Restructuring and Special Charges

We recorded total restructuring and special charges for the year ended December 31, 2015 of $34,395,000. There were no restructuring and special charges during the years ended December 31, 2014 or 2013.

Restructuring charges for the year ended December 31, 2015 of $28,736,000 were recorded related to the ongoing implementation of the Company's Global Business Services Center (the "Center") in Manila, Philippines, integration costs related to the GAB Robins acquisition and other International segment restructuring, and restructuring activities in other areas.

The following table shows the costs incurred by type of restructuring activity:

Restructuring Charges	2015
Year Ended December 31,	(in thousands)
Implementation of the Center	$4,429
Integration costs related to the GAB Robins acquisition and International segment restructuring	15,596
Restructuring activities for U.S. Services segment	1,238
Administrative restructuring costs	1,725
Cease use loss on leased facilities	2,847
Asset impairments	2,901
Total restructuring charges	$28,736

Costs associated with the Center were primarily for severance costs and professional fees. Integration costs related to the GAB Robins acquisition and International segment restructuring were predominantly comprised of severance costs, lease costs, and to a lesser extent professional fees and other costs. The restructuring charges in U.S. Services and Administrative restructuring costs were for severance. Cease use loss is comprised of the estimated loss on leased properties that the Company is no longer occupying and is aggressively marketing for sublease. Impairment of assets relates to decisions to close certain operations.We expect to incur an additional $22,800,000 in restructuring and special charges related to these plans.

As of December 31, 2015, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2012 and 2015. The rollforwards of these costs to December 31, 2015 were as follows:

Restructuring Charges	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Other noncurrent liabilities	Total
Balance at December 31, 2013	$2,664	$498	$—	$303	$584	$4,049
Adjustments to accruals	(1,233)	—	—	278	(308)	(1,263)
Cash payments	—	(367)	—	(273)	(276)	(916)
Balance at December 31, 2014	1,431	131	—	308	—	1,870
Additions	2,588	16,262	6,713	3,173	—	28,736
Adjustments to accruals	(448)	—	—	(13)	—	(461)
Cash payments	—	(9,387)	(5,647)	(211)	—	(15,245)
Balance at December 31, 2015	$3,571	$7,006	$1,066	$3,257	$—	$14,900

The Company recorded special charges for the year ended December 31, 2015, of $5,659,000. The special charges were comprised of two components: (1) $1,627,000 in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $4,032,000 related to the ongoing investigation of potential violations of the Foreign Corrupt Practices Act disclosed in Note 15 "Commitments and Contingencies." At December 31, 2015, $146,000 of liabilities for costs related to the investigation remained on the Company's Condensed Consolidated Balance Sheets in "Other accrued liabilities."

Management's Statement on Responsibility for Financial Reporting

The management of Crawford & Company is responsible for the integrity and objectivity of the financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, using informed judgments and estimates where appropriate.

The Company maintains a system of internal accounting policies, procedures, and controls designed to provide reasonable, but not absolute, assurance that assets are safeguarded and transactions are executed and recorded in accordance with management's authorization. The internal accounting control system is augmented by a program of internal audits and reviews by management, written policies and guidelines, and the careful selection and training of qualified personnel.

The Audit Committee of the Board of Directors, comprised solely of outside directors, is responsible for monitoring the Company's accounting and reporting practices. The Audit Committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. The independent registered public accounting firm, Ernst & Young LLP, was selected by the Audit Committee of the Board of Directors. Both the internal auditors and Ernst & Young LLP have unrestricted access to the Audit Committee allowing open discussion, without management present, on the quality of financial reporting and the adequacy of accounting, disclosure and financial reporting controls.

/s/ Harsha V. Agadi
Harsha V. Agadi
Interim President and
Chief Executive Officer

/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President
and Chief Financial Officer

/s/ Dalerick M. Carden
Dalerick M. Carden
Senior Vice President, Corporate Controller,
and Chief Accounting Officer

March 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 10, 2016

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2015 Quarterly Period	First	Second	Third	Fourth (4)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$287,777	$304,398	$293,335	$284,875	$1,170,385
Reimbursements	18,839	20,018	16,649	15,629	71,135
Total revenues	306,616	324,416	309,984	300,504	1,241,520
Total costs of services	238,162	252,126	227,755	222,309	940,352
Income (loss) before income taxes	5,522	8,887	7,298	(53,480)	(31,773)
U.S. Services operating earnings (1)	4,161	9,835	10,841	7,865	32,702
International operating earnings (1)	2,343	1,167	7,974	7,315	18,799
Broadspire operating earnings (1)	3,537	6,006	7,429	7,045	24,017
Garden City Group operating earnings (1)	4,951	3,721	1,141	1,694	11,507
Unallocated corporate and shared (costs), net	(4,296)	(3,046)	(4,297)	(4,966)	(16,605)
Goodwill impairment charges	—	—	—	(49,314)	(49,314)
Net corporate interest expense	(1,864)	(2,042)	(2,332)	(2,145)	(8,383)
Stock option expense	(149)	(178)	(30)	(76)	(433)
Amortization of customer-relationship intangible assets	(2,098)	(2,334)	(2,350)	(2,886)	(9,668)
Restructuring and special charges	(1,063)	(4,242)	(11,078)	(18,012)	(34,395)
Income taxes	(2,241)	(4,709)	(8,385)	1,503	(13,832)
Net (income) loss attributable to noncontrolling interests	(295)	(124)	230	306	117
Net income (loss) attributable to shareholders of Crawford & Company	$2,986	$4,054	$(857)	$(51,671)	$(45,488)
Earnings (loss) per CRDB share — basic (2) (3)	$0.04	$0.06	$(0.03)	$(0.95)	$(0.87)
Earnings (loss) per CRDB share — diluted (2) (3)	$0.04	$0.06	$(0.03)	$(0.95)	$(0.87)

2014 Quarterly Period	First	Second	Third	Fourth (5)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$275,349	$288,216	$293,831	$285,455	$1,142,851
Reimbursements	14,009	18,837	21,079	20,187	74,112
Total revenues	289,358	307,053	314,910	305,642	1,216,963
Total costs of services	217,902	227,086	234,521	235,305	914,814
Income before income taxes	10,874	17,556	19,444	12,014	59,888
U.S. Services operating earnings (1)	5,602	6,212	4,967	1,258	18,039
International operating earnings (1)	3,232	6,240	6,294	9,578	25,344
Broadspire operating (loss) earnings (1)	2,003	2,715	4,422	6,329	15,469
Garden City Group operating earnings (1)	4,967	5,700	7,668	4,514	22,849
Unallocated corporate and shared (costs) and credits, net	(1,743)	53	(500)	(6,392)	(8,582)
Net corporate interest expense	(1,301)	(1,551)	(1,680)	(1,499)	(6,031)
Stock option expense	(294)	(202)	(184)	(179)	(859)
Amortization of customer-relationship intangible assets	(1,592)	(1,611)	(1,543)	(1,595)	(6,341)
Income taxes	(4,288)	(6,962)	(9,244)	(8,286)	(28,780)
Net loss (income) attributable to noncontrolling interests	66	(130)	(8)	(412)	(484)
Net income attributable to shareholders of Crawford & Company	$6,652	$10,464	$10,192	$3,316	$30,624
Earnings per CRDB share — basic (2) (3)	$0.12	$0.18	$0.17	$0.05	$0.52
Earnings per CRDB share — diluted (2) (3)	$0.11	$0.18	$0.17	$0.05	$0.52

__________________

(1)
This is a segment financial measure representing segment earnings before certain unallocated corporate and shared costs and credits, goodwill impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, special charges and credits, income taxes, and net income or loss attributable to noncontrolling interests. See Note 13, "Segment and Geographic Information," in the audited consolidated financial statements contained in this Item 8.

(2)	Due to the method used in calculating per share data as prescribed by ASC 260, "Earnings Per Share," the quarterly per share data may not total to the full-year per share data.

(3)
The Company may pay a higher dividend on CRDA than on CRDB. This dividend differential can result in different (loss) earnings per share for each class of stock due to the two-class method of computing (loss) earnings per share as required by current accounting guidance. CRDB generally presents a more dilutive measure.

(4)
The Company recognized goodwill impairment in the amount of $49.3 million related to its International and U.S. Services excluding U.S. Contractor Connection reporting units in the fourth quarter of 2015. See Note 3, "Goodwill and Intangible Assets," in the audited consolidated financial statements contained in this Item 8. This charge was largely nondeductible for income tax purposes. The provision for income taxes in the fourth quarter of 2015 included additional benefit due to changes in the mix of income and the goodwill impairment.

(5)
The provision for income taxes in the fourth quarter of 2014 included additional expenses due to the Company's inability to recognize the tax benefits from net operating losses in certain international operations, and the revaluation of the Company's net U.S. deferred tax assets resulting from a decrease in state income tax rates, an increase in the partially disallowable meals and entertainment expense, and certain other adjustments and changes in estimates.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Crawford & Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2015 of Crawford & Company, and our report dated March 10, 2016 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Atlanta, Georgia
March 10, 2016

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2015, and is incorporated herein by reference.

The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant's Corporate Governance Guidelines and Committee Charters, are available at www.crawfordandcompany.com. Any amendment or waiver of the Code of Business Conduct and Ethics will be posted on this website within four business days after the effectiveness thereof. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, N.E., Atlanta, Georgia 30319.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Employment and Change in Control Arrangements," "Corporate Governance—Director Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" of the Registrant's Proxy Statement, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

The information required by this Item will be included under the captions "Stock Ownership Information" and "Equity Compensation Plans" of the Registrant's Proxy Statement, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included under the captions "Information with Respect to Certain Business Relationships and Related Transactions" and "Corporate Governance - Director Independence" of the Registrant's Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption "Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP" of the Registrant's Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption "Accounts Receivable and Allowance for Doubtful Accounts" in Note 1 and also in Note 7, "Income Taxes" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016).

10.1*	Crawford & Company 1997 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.2*	Crawford & Company 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.3*
Crawford & Company 2007 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.4*	Crawford & Company Non-Employee Director Stock Plan (incorporated by reference to Appendix C of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10.5*
Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.	Document

10.6*
Crawford & Company 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 4, 2010).

10.7*
Crawford & Company Deferred Compensation Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.8*
Crawford & Company amended and restated Executive Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration statement on Form S-8 (File No. 333-199915) filed with the Securities and Exchange Commission on November 6, 2014).

10.9*
Form of Restricted Share Unit Award under the Registrant's Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.10*
Form of Performance Share Unit Award under the Registrant's Executive Stock Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.11*	Crawford & Company U.K. ShareSave Scheme, as amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2013).
10.12*	Crawford & Company International Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2009).
10.13*
Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.14*
Terms of Restated Employment Agreement between Jeffrey T. Bowman and the Registrant, dated March 15, 2013 (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).

10.15*
Terms of Employment Agreement between Allen W. Nelson and the Registrant, dated November 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2005).

10.16*
Employment Agreement by and between the Registrant and Jeffrey T. Bowman, dated August 7, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.17*
Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18*
Employment Agreement between David A. Isaac, The Garden City Group, Inc. and the Registrant, dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2011).

Exhibit No.	Document

10.19*
Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated June 30, 2014 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.20*
Terms of Employment Agreement between Brian J. Flynn and the Registrant, effective as of November 3, 2007 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.21*
Terms of Employment Agreement between Dalerick Carden and the Registrant, dated October 2, 2014 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.22*
Terms of Employment Agreement between Michael Frank Reeves and Crawford-THG (UK) Limited, effective as of November 25, 1997 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.23*
Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.24*
Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.25*
Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.26*	Terms of Employment Agreement between Bonnie Sawdey and the Registrant dated February 9, 2016.
10.27*	Terms of Employment Agreement between Kenneth Cutshaw and the Registrant dated January 19, 2016.
10.28*	Terms of Employment Agreement between Larry Thomas and the Registrant dated February 11, 2015.
10.29*
Terms of Employment Agreement between Kenneth Fraser and the Registrant dated May 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.30*
Restricted stock unit award agreement between Harsha V. Agadi and the Registrant, dated January 26, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016).

10.31*
Separation Agreement between Jeffrey T. Bowman and the Registrant, dated August 24, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.32
Lease Agreement, effective as of July 1, 2006, between Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006).

10.33
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

10.34
Pledge and Security Agreement, dated as of December 8, 2011, by Crawford & Company and certain of Crawford & Company's subsidiaries in favor of Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011).

Exhibit No.	Document

10.35
Guaranty Agreement, dated as of December 8, 2011, by Crawford & Company, certain of Crawford & Company's subsidiaries and Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 12, 2011).

10.36*	Director Compensation Summary Term Sheet.
10.37
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

10.38
Second Amendment to Credit Agreement, dated as of May 24, 2013, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.39
Third Amendment to Credit Agreement, dated as of November 25, 2013, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2013).

10.40
Fourth Amendment to Credit Agreement, dated as of November 28, 2014, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014).

10.41
Fifth Amendment to Credit Agreement, dated as of November 5, 2015, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

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

CRAWFORD & COMPANY

Date	March 10, 2016	By	/s/ Harsha V. Agadi
HARSHA V. AGADI, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 10, 2016	/s/ Harsha V. Agadi
HARSHA V. AGADI, Interim President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 10, 2016	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	March 10, 2016	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 10, 2016	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	March 10, 2016	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 10, 2016	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 10, 2016	/s/ Roger A. S. Day
ROGER A. S. DAY, Director

Date	March 10, 2016	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	March 10, 2016
JOIA M. JOHNSON, Director

Date	March 10, 2016	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 10, 2016	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.26	Terms of Employment Agreement between Bonnie Sawdey and the Registrant dated February 9, 2016.
10.27	Terms of Employment Agreement between Kenneth Cutshaw and the Registrant dated January 19, 2016.
10.28	Terms of Employment Agreement between Larry Thomas and the Registrant dated February 11, 2015.
10.36	Director Compensation Summary Term Sheet.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.