Form 10-Q
period 2016-03-31
CRAWFORD & CO
filed 2016-05-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of April 29, 2016, was as follows:

Class A Common Stock, $1.00 par value: 30,662,590
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2016

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues:

Revenues before reimbursements	$277,234	$287,777
Reimbursements	13,674	18,839
Total Revenues	290,908	306,616

Costs and Expenses:

Costs of services provided, before reimbursements	201,433	219,323
Reimbursements	13,674	18,839
Total costs of services	215,107	238,162

Selling, general, and administrative expenses	56,797	60,387

Corporate interest expense, net of interest income of $70 and $165, respectively	2,768	1,864

Restructuring and special charges	2,417	1,063

Total Costs and Expenses	277,089	301,476

Other Income	117	382

Income Before Income Taxes	13,936	5,522

Provision for Income Taxes	5,307	2,241

Net Income	8,629	3,281

Net Loss (Income) Attributable to Noncontrolling Interests	1	(295)

Net Income Attributable to Shareholders of Crawford & Company	$8,630	$2,986

Earnings Per Share - Basic:
Class A Common Stock	$0.17	$0.06
Class B Common Stock	$0.15	$0.04

Earnings Per Share - Diluted:
Class A Common Stock	$0.16	$0.06
Class B Common Stock	$0.14	$0.04

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,545	30,521
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,810	31,012
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended March 31,
(In thousands)	2016	2015

Net Income	$8,629	$3,281

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax benefit of $0 and $0, respectively	(2,417)	(10,633)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,106 and $1,076, respectively	2,141	2,765

Other Comprehensive Loss	(276)	(7,868)

Comprehensive Income (Loss)	8,353	(4,587)

Comprehensive loss attributable to noncontrolling interests	614	128

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$8,967	$(4,459)

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$53,626	$76,066
Accounts receivable, less allowance for doubtful accounts of $13,001 and $13,133, respectively	159,634	164,596
Unbilled revenues, at estimated billable amounts	107,754	98,659
Income taxes receivable	4,255	4,255
Prepaid expenses and other current assets	27,692	26,601
Total Current Assets	352,961	370,177
Property and Equipment:
Property and equipment	136,165	140,383
Less accumulated depreciation	(101,022)	(102,331)
Net Property and Equipment	35,143	38,052
Other Assets:
Goodwill	94,155	95,616
Intangible assets arising from business acquisitions, net	98,980	104,861
Capitalized software costs, net	80,708	79,996
Deferred income tax assets	46,695	47,371
Other noncurrent assets	46,548	47,333
Total Other Assets	367,086	375,177
TOTAL ASSETS	$755,190	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$23,118	$19,958
Accounts payable	39,130	44,615
Accrued compensation and related costs	59,051	68,843
Self-insured risks	14,078	14,122
Income taxes payable	5,489	4,419
Deferred rent	13,067	13,303
Other accrued liabilities	44,559	44,577
Deferred revenues	43,954	46,552
Current installments of long-term debt and capital leases	1,767	1,959
Total Current Liabilities	244,213	258,348
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	214,255	225,365
Deferred revenues	26,415	26,592
Self-insured risks	9,178	9,354
Accrued pension liabilities	118,064	121,732
Other noncurrent liabilities	16,977	17,664
Total Noncurrent Liabilities	384,889	400,707
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,551 and 30,537 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	30,551	30,537
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	43,744	41,936
Retained earnings	244,418	239,161
Accumulated other comprehensive loss	(222,293)	(222,631)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	121,110	113,693
Noncontrolling interests	4,978	10,658
Total Shareholders' Investment	126,088	124,351
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$755,190	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$8,629	$3,281
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	10,294	10,815
Stock-based compensation	729	404
(Gain) loss on disposals of property and equipment, net	(175)	31
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	2,969	15,507
Unbilled revenues, net	(10,887)	(16,612)
Accrued or prepaid income taxes	51	(6)
Accounts payable and accrued liabilities	(12,552)	(22,719)
Deferred revenues	(2,417)	4,155
Accrued retirement costs	(4,074)	(8,781)
Prepaid expenses and other operating activities	2,281	(1,716)
Net cash used in operating activities	(5,152)	(15,641)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,535)	(2,032)
Capitalization of computer software costs	(4,513)	(5,643)
Payments for business acquisitions, net of cash acquired	(3,672)	(66,077)
Net cash used in investing activities	(9,720)	(73,752)

Cash Flows From Financing Activities:
Cash dividends paid	(3,373)	(3,373)
Payments related to shares received for withholding taxes under stock-based compensation plans	(4)	—
Proceeds from shares purchased under employee stock-based compensation plans	18	9
Repurchases of common stock	—	(137)
Increases in short-term and revolving credit facility borrowings	33,193	110,273
Payments on short-term and revolving credit facility borrowings	(34,006)	(25,002)
Payments on capital lease obligations	(491)	(552)
Other financing activities	(1,286)	—
Net cash (used in) provided by financing activities	(5,949)	81,218

Effects of exchange rate changes on cash and cash equivalents	(1,619)	(3,439)
Decrease in cash and cash equivalents	(22,440)	(11,614)
Cash and cash equivalents at beginning of year	76,066	52,456
Cash and cash equivalents at end of period	$53,626	$40,842
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity, net	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	$30,551	$24,690	$43,744	$244,418	$(222,293)	$121,110	$4,978	$126,088

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2015	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2015	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net income	—	—	—	2,986	—	2,986	295	3,281
Other comprehensive loss	—	—	—	—	(7,445)	(7,445)	(423)	(7,868)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	36	—	(44)	(120)	—	(128)	—	(128)
Increase in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	5,926	5,926
Balance at March 31, 2015	$30,533	$24,690	$38,977	$300,584	$(229,403)	$165,381	$12,214	$177,595
(See accompanying notes to condensed consolidated financial statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford SolutionSM offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and the Company's financial position as of, March 31, 2016 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2016 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Certain prior period amounts among the segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2016 and December 31, 2015, the liabilities of the deferred compensation plan were $9,357,000 and $9,861,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $15,971,000 and $15,881,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of March 31, 2016 were $8,308,000 and $11,306,000, respectively. Total assets and liabilities of LWI as of December 31, 2015 were $8,831,000 and $11,841,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $9,867,000 and $10,214,000 as of March, 31, 2016 and December 31, 2015 respectively.

2. Business Acquisitions
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. During 2015, the Company paid an additional $2,182,000 related to net debt and net working capital adjustments under the terms of the acquisition agreement, which increased the purchase price to $73,994,000. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method.
As a requirement of accounting under the acquisition method, all identifiable assets acquired and liabilities assumed and noncontrolling interests were recognized using fair value measurements. During the measurement period since the acquisition, adjustments were made to the preliminary valuations under purchase accounting for receivables, prepaid and other current assets acquired, other current liabilities assumed, and a payment for adjustments to net debt and net working capital based on additional information gathered. These measurement period adjustments did not affect amounts recorded to the income statement. The measurement period has ended and the acquisition accounting has been finalized during the period ended March 31, 2016. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies per the terms of the acquisition agreement. As of March 31, 2016, $1,600,000 of the escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the final purchase price allocation to the tangible and intangible assets acquired and liabilities assumed and noncontrolling interests in the GAB Robins acquisition included in the Company's condensed consolidated financial statements on the two-month delayed basis as discussed above:

(in thousands)	Opening Balance Sheet, Adjusted as of March 31, 2016

Assets
Cash and cash equivalents	$5,735
Accounts receivable	19,182
Unbilled revenues, at estimated billable amounts	6,791
Prepaid expenses and other current assets	7,443
Property and equipment	4,083
Goodwill	18,986
Intangible assets	40,535
Other noncurrent assets	1,933
Deferred income tax assets	2,120
Total Assets	$106,808

Liabilities
Other current liabilities	$22,741
Noncurrent liabilities	4,580
Total Liabilities	27,321
Net Assets Acquired, Before Noncontrolling Interests	79,487
Noncontrolling interests	5,493
Net Assets Acquired, Net of Noncontrolling Interests	$73,994
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over an estimated life of 14 years, and the remaining intangible assets listed above are being amortized over periods ranging from two to five years. For the three months ended March 31, 2016 the Company recognized amortization expense of $896,000 in its unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. Goodwill attributable to the acquisition will not be deductible for tax purposes. For the three months ended March 31, 2016 and 2015, GAB Robins accounted for $20,845,000 and $16,275,000 of the Company's consolidated revenues before reimbursements, respectively. The results of GAB Robins are reported in the International segment. For the three months ended March 31, 2016, GAB Robins contribution to the Company's earnings and earnings per share were not material to the unaudited condensed consolidated financial statements and as such, no pro forma information is required to be presented.
On December 15, 2015, the Company acquired an additional 36% of the capital stock of GAB Robins Aviation Limited, a U.K.-based international aviation loss adjusting and claims management provider, for $3,672,000, bringing its total ownership interest to 95%. The Company acquired its initial 59% ownership interest in GAB Robins Aviation Limited through its acquisition of GAB Robins and because of its controlling financial interest, the Company consolidates GAB Robins Aviation Limited. The Company accounted for this subsequent acquisition as an equity transaction in line with ASC 810-10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Recently Issued Accounting Standards
Improvements to Employee Share-Based Payment Accounting
In March, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.
Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods thereafter, beginning after December 15, 2016. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.
Financial Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this update may have on its results of operations, financial condition and cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. During March 2016 the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this update clarify the implementation guidance on principal versus agent consideration. Additionally, ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," was issued on April 14, 2016 to clarify the identification of performance obligations and the licensing implementation guidance. Both of the above amendments to the guidance were issued with the same effective dates as ASU 2014-09. The Company is currently evaluating its arrangements with customers and revenue streams against the requirements of this standard.
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company has adopted this guidance and it did not have any material effect on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Amendments to the Consolidation Analysis
In February 2015, FASB issued ASU 2015-02, "Consolidation (topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies) that are required to evaluate whether they should consolidate certain legal entities. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company adopted this standard during the quarter ended March 31, 2016 with no impact to its results of operations, financial condition and cash flows.

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months ended March 31, 2016 and 2015 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
This swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At March 31, 2016, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2016, the Company estimates that its effective income tax rate for 2016 will be approximately 38% after considering known discrete items. The Company's effective tax rate was lower in the 2016 period compared with the comparable period of 2015 primarily due to the permanent extension of the U.S. federal research and development credit, fluctuations in the mix of income earned, changes in enacted tax rates, and lower current year losses in jurisdictions with lower tax rates or in jurisdictions where the losses are unable to be benefited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 included the following components:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Service cost	$290	$761
Interest cost	7,909	8,227
Expected return on assets	(9,820)	(10,501)
Amortization of actuarial loss	3,277	3,312
Net periodic benefit cost	$1,656	$1,799
For the three-month period ended March 31, 2016, the Company made contributions of $3,000,000 and $1,565,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $3,000,000 and $1,678,000, respectively, in the comparable period in 2015. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $6,000,000 and $4,735,000 to its U.S. and U.K. plans, respectively, during the remainder of 2016.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first quarters of 2016 and 2015 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2016		March 31, 2015
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$2,907	$2,350	$(214)	$(173)
Dividends paid	2,138	1,235	2,138	1,235
Net income attributable to common shareholders, basic	$5,045	$3,585	$1,924	$1,062

Denominator:
Weighted-average common shares outstanding, basic	30,545	24,690	30,521	24,690
Earnings per share - basic	$0.17	$0.15	$0.06	$0.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2016		March 31, 2015
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$2,918	$2,339	$(215)	$(172)
Dividends paid	2,138	1,235	2,138	1,235
Net income attributable to common shareholders, diluted	$5,056	$3,574	$1,923	$1,063

Denominator:
Weighted-average common shares outstanding, basic	30,545	24,690	30,521	24,690
Weighted-average effect of dilutive securities	265	—	491	—
Weighted-average common shares outstanding, diluted	30,810	24,690	31,012	24,690
Earnings per share - diluted	$0.16	$0.14	$0.06	$0.04
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	471	15
Performance stock grants excluded because performance conditions have not been met (1)	1,097	1,488
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved. The performance measurements for approximately 574,000 shares of the Company's outstanding performance stock grants as of March 31, 2016 are expected to be achieved by December 31, 2016.

The following table details shares issued during the three months ended March 31, 2016 and March 31, 2015. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
CRDA issued under non-employee director stock plan	6	48
CRDA issued under the U.K. ShareSave Scheme	7	—
CRDA issued under the Executive Stock Bonus Plan	1	4
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

During the three months ended March 31, 2016, the Company did not repurchase any shares. During the three months ended March 31, 2015, the Company repurchased 17,700 shares of CRDA at an average cost of $7.79 per share. The Company did not repurchase any shares of CRDB during either of these periods.

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

	Three months ended March 31, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(24,347)	$(198,284)	$(222,631)
Other comprehensive loss before reclassifications	(1,803)	—	(1,803)
Amounts reclassified from accumulated other comprehensive income	—	2,141	2,141
Net current period other comprehensive (loss) income	(1,803)	2,141	338
Ending balance	$(26,150)	$(196,143)	$(222,293)

	Three months ended March 31, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	(4,659)	(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(10,210)	—	(10,210)
Amounts reclassified from accumulated other comprehensive income	—	2,765	2,765
Net current period other comprehensive (loss) income	(10,210)	2,765	(7,445)
Ending balance	$(14,869)	$(214,534)	$(229,403)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2016
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,020	$10,020	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	4,828	—	4,828	—

Liabilities:
Contingent earnout liability (3)	1,796	—	—	1,796
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

(3)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $1,862,000 at March 31, 2016. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,921,000, with a maximum possible earnout of $2,027,000, at December 31, 2015. The change in the Level 3 fair value at March 31, 2016 was due to foreign currency translation adjustments and inputed interest.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the quarter ended March 31, 2016. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months ended March 31, 2016 and 2015 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Revenues:
U.S. Services	$58,504	$56,705
International	117,522	124,025
Broadspire	76,200	69,672
Garden City Group	25,008	37,375
Total segment revenues before reimbursements	277,234	287,777
Reimbursements	13,674	18,839
Total revenues	$290,908	$306,616

Segment Operating Earnings:
U.S. Services	$9,054	$4,161
International	7,034	2,343
Broadspire	8,705	3,543
Garden City Group	1,495	4,951
Total segment operating earnings	26,288	14,998

Deduct:
Unallocated corporate and shared costs, net	(4,618)	(4,302)
Net corporate interest expense	(2,768)	(1,864)
Stock option expense	(90)	(149)
Amortization of customer-relationship intangible assets	(2,459)	(2,098)
Restructuring and special charges	(2,417)	(1,063)
Income before income taxes	$13,936	$5,522
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenues before reimbursements by major service line in the U.S. Services segment and the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the International segment. The Company considers all Garden City Group revenues to be derived from one service line.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
U.S. Services
U.S. Claims Field Operations	$20,464	$21,851
U.S. Technical Services	6,726	6,655
U.S. Catastrophe Services	14,532	15,478
Subtotal U.S. Claims Services	41,722	43,984
U.S. Contractor Connection	16,782	12,721
Total Revenues before Reimbursements--U.S. Services	$58,504	$56,705

Broadspire
Workers' Compensation, Disability and Liability Claims Management	$32,212	$29,185
Medical Management Services	40,361	36,640
Risk Management Information Services	3,627	3,847
Total Revenues before Reimbursements--Broadspire	$76,200	$69,672

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2016, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,211,000.
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
The agreement relating to the 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,796,000. The maximum potential earnout is $1,862,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

12. Restructuring and Special Charges
Restructuring Charges
Restructuring charges for the three months ended March 31, 2016 of $2,144,000 were incurred related to the establishment and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India ("the Centers"), integration costs related to the GAB Robins acquisition and other restructuring activities in the International segment, and asset impairments and lease termination costs.
The following table shows the costs incurred by type of restructuring activity:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Implementation and phase in of the Centers	$429	$1,063
Asset impairments and lease termination costs	828	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	887	—
Total restructuring charges	$2,144	$1,063

Costs associated with the Centers were primarily for professional fees and severance costs. Integration costs related to the GAB acquisition and International restructuring were predominantly made up of severance and, to a lesser extent, professional fees and other costs.
As of March 31, 2016, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges recorded in 2012, 2015, and 2016. The rollforward of these costs to March 31, 2016 were as follows:

	Three months ended March 31, 2016
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2016	$3,571	$7,006	$1,066	$3,257	$14,900
Additions	875	612	705	(48)	2,144
Adjustments to accruals	(216)	—	—	—	(216)
Cash payments	(875)	(5,362)	(1,366)	—	(7,603)
Ending balance, March 31, 2016	$3,355	$2,256	$405	$3,209	$9,225

Special Charges
The Company recorded special charges for the three months ended March 31, 2016 of $273,000 consisting of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies." At March 31, 2016, $49,000 remained on the Company's Condensed Consolidated Balance Sheets in "Other accrued liabilities."
Total restructuring and special charges for the three months ended March 31 2016 and 2015 were $2,417,000 and $1,063,000, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 10, 2016. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 9, 2016

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of our Garden City Group segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•
our ability to achieve projected levels of efficiencies and cost savings from our Global Business Services Center in Manila, Philippines or our Global Technology Services Center in Pune, India (the "Centers"),

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2015. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Services; International; Broadspire; and Garden City Group. Our four operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. U.S. Services primarily serves the property and casualty insurance company markets in the U.S. International serves the property and casual insurance company and self-insurance markets outside the U.S. Broadspire serves the self-insurance marketplace, primarily in the U.S. Garden City Group serves the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets, primarily in the U.S.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $10.5 million or 3.7% for the three months ended March 31, 2016 compared with the same period of 2015. The decrease in revenues for the first quarter was due to decreases in revenues in our International and Garden City Group segments, partially offset by increases in revenues in our U.S. Services and Broadspire segments. Changes in foreign exchange rates reduced revenues in the International segment by $11.3 million for the three months ended March 31, 2016.
Costs of services provided, before reimbursements, decreased $17.9 million or 8.2% for the three months ended March 31, 2016 compared with the same period of 2015. The decrease for the three-month period ended March 31, 2016, as compared with the same period in 2015, was primarily due to decreases in compensation and non-employee labor in the International and Garden City Group segments.
Selling, general, and administrative ("SG&A") expenses were 5.9% lower in the quarter ended March 31, 2016 compared with the same period of 2015. The decrease in costs for the three months ended March 31, 2016 was primarily due to the impact of administrative cost reductions in 2015 and a decrease in professional fees.
Restructuring and Special Charges
During the three months ended March 31, 2016 and 2015, we recorded $2.4 million and $1.1 million, respectively, in restructuring and special charges. Included in these totals are restructuring charges for the three months ended March 31, 2016 and 2015 of $2.1 million and $1.1 million as summarized below:

Restructuring Charges	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Implementation and phase in of the Centers	$429	$1,063
Asset impairments and lease termination costs	828	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	887	—
Total restructuring charges	$2,144	$1,063

The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. A total estimated restructuring charge of approximately $8.4 million is expected to be incurred for all of 2016, which is expected to be partially offset by savings in 2016 of approximately $8.0 million. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.
The Company recorded special charges for the three months ended March 31, 2016 of $0.3 million consisting of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies."
We expect to incur a total of approximately $15.6 million in 2016 associated with the Centers and other restructuring and special charges.

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
For our International and Garden City Group segments, most administrative functions, such as finance, human resources, information technology, quality and compliance, are embedded in those locations and are considered direct costs of those operations. For our domestic operations (primarily Broadspire and the U.S. Services segments), we have a centralized shared-services arrangement for most of these administrative functions, and we allocate the costs of those services to the segments as indirect costs based on usage. Although some of the administrative services in our shared-services center benefit, and are allocated to, all four of our operating segments, the majority of these shared services are allocated to Broadspire and the U.S. Services segments.
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

"Direct Compensation, Fringe Benefits & Non-Employee Labor" includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. As noted above, in our International and Garden City Group segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct costs of those locations. In our U.S. Services and Broadspire operations certain administrative functions are performed by centralized headquarters staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor." Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2016	March 31, 2015	% Change
Revenues:
U.S. Services	$58,504	$56,705	3.2%
International	117,522	124,025	(5.2)%
Broadspire	76,200	69,672	9.4%
Garden City Group	25,008	37,375	(33.1)%
Total revenues, before reimbursements	277,234	287,777	(3.7)%
Reimbursements	13,674	18,839	(27.4)%
Total Revenues	$290,908	$306,616	(5.1)%

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$35,446	$37,846	(6.3)%
% of related revenues before reimbursements	60.6%	66.7%
International	76,670	85,894	(10.7)%
% of related revenues before reimbursements	65.2%	69.3%
Broadspire	41,622	39,524	5.3%
% of related revenues before reimbursements	54.6%	56.7%
Garden City Group	17,009	25,402	(33.0)%
% of related revenues before reimbursements	68.0%	68.0%
Total	$170,747	$188,666	(9.5)%
% of Revenues before reimbursements	61.6%	65.6%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$14,004	$14,698	(4.7)%
% of related revenues before reimbursements	23.9%	25.8%
International	33,818	35,788	(5.5)%
% of related revenues before reimbursements	28.8%	29.0%
Broadspire	25,873	26,605	(2.8)%
% of related revenues before reimbursements	34.0%	38.2%
Garden City Group	6,504	7,022	(7.4)%
% of related revenues before reimbursements	25.9%	18.8%
Total before reimbursements	80,199	84,113	(4.7)%
% of Revenues before reimbursements	28.9%	29.2%
Reimbursements	13,674	18,839	(27.4)%
Total	$93,873	$102,952	(8.8)%
% of Revenues	32.3%	33.6%
Operating Earnings:
U.S. Services	$9,054	$4,161	117.6%
% of related revenues before reimbursements	15.5%	7.3%
International	7,034	2,343	200.2%
% of related revenues before reimbursements	6.0%	1.9%
Broadspire	8,705	3,543	145.7%
% of related revenues before reimbursements	11.4%	5.1%
Garden City Group	1,495	4,951	(69.8)%
% of related revenues before reimbursements	6.0%	13.2%
Deduct:
Unallocated corporate and shared costs, net	(4,618)	(4,302)	7.3%
Net corporate interest expense	(2,768)	(1,864)	48.5%
Stock option expense	(90)	(149)	(39.6)%
Amortization of customer-relationship intangible assets	(2,459)	(2,098)	17.2%
Restructuring and special charges	(2,417)	(1,063)	127.4%
Income before income taxes	13,936	5,522	152.4%
Provision for income taxes	(5,307)	(2,241)	136.8%
Net Income	8,629	3,281	163.0%
Net loss (income) attributable to noncontrolling interests	1	(295)	(100.3)%
Net income attributable to shareholders of Crawford & Company	$8,630	$2,986	189.0%

U.S. SERVICES SEGMENT
Operating earnings for our U.S. Services segment were $9.1 million, or 15.5% of revenues before reimbursements, in the first quarter of 2016, compared with $4.2 million, or 7.3% of revenues before reimbursements, in the first quarter of 2015. The increase for the 2016 first quarter compared with the 2015 first quarter was primarily due to an increase in revenues in our U.S. Contractor Connection service line in the 2016 period and the impact of cost reduction initiatives made during 2015.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2016	March 31, 2015	Variance
U.S. Claims Field Operations	$20,464	$21,851	(6.3)%
U.S. Technical Services	6,726	6,655	1.1%
U.S. Catastrophe Services	14,532	15,478	(6.1)%
Subtotal U.S. Claims Services	41,722	43,984	(5.1)%
U.S. Contractor Connection	16,782	12,721	31.9%
Total U.S. Services Revenues before Reimbursements	$58,504	$56,705	3.2%
Overall, there was an increase in revenues in the U.S. Services segment in the first quarter 2016 compared with the first quarter 2015. There was a decrease in U.S. Claims Services revenues in the first quarter 2016 compared with the first quarter 2015 primarily due to a reduction of weather-related case volumes in the U.S. Claims Field Operations and U.S. Catastrophe Services service lines, partially offset by a slight increase in the U.S. Technical Services service line. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 2.5% in the three months ended March 31, 2016 compared with the 2015 period.
Revenues in our U.S. Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $12.4 million of revenues in the 2016 first quarter compared with $12.6 million in the 2015 first quarter. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings could be negatively impacted.
U.S. Contractor Connection revenues in the first quarter of 2016 increased compared with the first quarter of 2015 due to an increase in cases received and higher average case values in the 2016 period.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment, which are included in total Company revenues, were $1.9 million and $2.0 million for the three-month periods ended March 31, 2016 and 2015, respectively. The decrease in reimbursements is related to the reduction in revenues in U.S. Claims Services.
Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2016	March 31, 2015	Variance
U.S. Claims Field Operations	38,191	40,597	(5.9)%
U.S. Technical Services	2,079	1,810	14.9%
U.S. Catastrophe Services	3,679	4,578	(19.6)%
Subtotal U.S. Claims Services	43,949	46,985	(6.5)%
U.S. Contractor Connection	50,523	46,852	7.8%
Total U.S. Services Cases Received	94,472	93,837	0.7%

Overall, there was an increase in segment unit volume, measured principally by cases received, of 0.7% for the first quarter, due to an increase in U.S. Contractor Connection cases, partially offset by a decrease in U.S. Claims Services cases received. The decrease in U.S. Claims Services cases was primarily due to a reduction in weather-related activity in U.S. Claims Field Operations and U.S. Catastrophe Services service lines, partially offset by an increase in U.S. Technical Services resulting from new clients.
The increase in U.S. Contractor Connection cases for the three months ended March 31, 2016 compared with the 2015 period was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 60.6% in the first quarter of 2016 decreasing from 66.7% in the first quarter of 2015. This decrease was due to the impact of a realignment of staff in our U.S. Claims Field Operations during 2015.
The dollar amount of these expenses also decreased in the 2016 three-month period to $35.4 million from $37.8 million in the comparable 2015 period. This decrease was due to fewer employees present in the 2016 period. There was an average of 1,429 full-time equivalent employees (including 426 catastrophe adjusters) in this segment during the first quarter of 2016, compared with an average of 1,499 employees (including 434 catastrophe adjusters) during the 2015 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.0 million, or 23.9% of segment revenues before reimbursements, for the quarter ended March 31, 2016 compared with $14.7 million, or 26.0% of segment revenues before reimbursements, for the comparable quarter of 2015. The 2016 first quarter decrease was due to the impact of continuing expense controls including a reduction in rent and other office expenses, and reductions in other administrative expenses.

INTERNATIONAL SEGMENT
Operating earnings in our International segment increased to $7.0 million, or 6.0% of revenues before reimbursements, for the three months ended March 31, 2016 compared with 2015 first quarter operating earnings of $2.3 million, or 1.9% of revenues before reimbursements. The increase in operating earnings was a result of an improvement in U.K. operating results and the impact of cost reduction initiatives implemented in 2015.
Revenues before Reimbursements
International revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2015
(in thousands, except percentages)	March 31, 2016	March 31, 2015	Variance	March 31, 2016	Variance
U.K.	$46,476	$43,096	7.8%	$48,804	13.2%
Canada	24,534	29,036	(15.5)%	26,850	(7.5)%
Asia-Pacific	23,562	24,436	(3.6)%	26,538	8.6%
Europe and Rest of World	22,950	27,457	(16.4)%	26,621	(3.0)%
Total International Revenues before Reimbursements	$117,522	$124,025	(5.2)%	$128,813	3.9%

Revenues before reimbursements from our International segment totaled $117.5 million in the 2016 period, compared to $124.0 million in the comparable 2015 period. Overall case volumes decreased 12.7% for the three months ended March 31, 2016 compared with the same period of 2015. Changes in foreign exchange rates decreased our International segment revenues by approximately 9.1% or $11.3 million for the three months ended March 31, 2016 as compared with the 2015 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $128.8 million for the three months ended March 31, 2016. Changes in product mix and in the rates charged for those services accounted for a 15.5% revenue increase for the three months ended March 31, 2016 compared with the same period in 2015.
The increase in revenues in the U.K. for the first quarter of 2016 compared with the first quarter of 2015 was due to the acquisition of GAB Robins, which accounted for $20.8 million in revenues for 2016 compared to $16.3 million in 2015, or a 3.7% positive variance in segment revenues, and an increase in weather-related case volumes from flooding in that country. Revenues in Canada decreased in three months ended March 31, 2016 compared with the 2015 period due primarily to a reduction in weather-related activity. There was a net reduction in revenues in Asia-Pacific due to changes in foreign exchange rates. Absent foreign exchange rate fluctuations, the constant dollar increase was due to an increase in weather-related activity in Australia, partially offset by a reduction in high-volume, low-complexity motor claims in China and Singapore where we have exited that product line in those countries. The decrease in Europe and Rest of World in the first quarter of 2016 compared with the same period in 2015 was due to a reduction in case volumes and changes in foreign exchange rates.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment, which are included in total Company revenues were flat at $6.8 million for the three months ended March 31, 2016 and the comparable period in 2015.
Case Volume Analysis
International unit volumes by region, measured by cases received, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2016	March 31, 2015	Variance
U.K.	37,105	28,188	31.6%
Canada	39,029	48,642	(19.8)%
Asia-Pacific	26,635	40,749	(34.6)%
Europe and Rest of World	74,362	85,379	(12.9)%
Total International Cases Received	177,131	202,958	(12.7)%
Overall case volumes were 12.7% lower in the three months ended March 31, 2016 compared with the same period in 2015. The U.K. case volumes were higher due to the GAB Robins acquisition, which accounted for 15,700 cases in 2016 compared to 10,500 in 2015, or a 2.6% increase in segment cases received. U.K. case assignments also increased due to flooding-related cases in the 2016 period. The decrease in Canada was due to a reduction in high-frequency, low-complexity vehicle appraisals in the 2016 period. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China where we have exited this product line in those countries. The reduction in case volumes in Europe and Rest of World is primarily due to a decline in high-frequency, low-complexity motor cases in Brazil where we have exited this product line in that country.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.2% for the three months ended March 31, 2016 compared with 69.3% for the comparable period in 2015. The dollar amount of this expense also decreased to $76.7 million for the three months ended March 31, 2016 from $85.9 million for the 2015 period. These decreases are due to the impact of cost reduction initiatives implemented in 2015. There was an average of 4,368 full-time equivalent employees in this segment in the three months ended March 31, 2016 compared with an average of 4,703 in the 2015 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 28.8% of International segment revenues before reimbursements for the three months ended March 31, 2016, compared with 29.0% for the comparable period in 2015. The amount of the expenses also decreased to $33.8 million in the three months ended March 31, 2016 from $35.8 million from the 2015 period. The decrease in both the amount and percentage is primarily due to the impact of cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT
For the three months ended March 31, 2016, Broadspire operating earnings were $8.7 million, or 11.4% of revenues before reimbursements, compared with $3.5 million, or 5.1% of revenues before reimbursements, for the comparable 2015 period. Operating earnings improved from the 2015 to 2016 period due to higher revenues and improved control over operating expenses.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation, disability, and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2016	March 31, 2015	Variance
Workers' Compensation, Disability and Liability Claims Management	$32,212	$29,185	10.4%
Medical Management Services	40,361	36,640	10.2%
Risk Management Information Services	3,627	3,847	(5.7)%
Total Broadspire Revenues before Reimbursements	$76,200	$69,672	9.4%
The overall increase in 2016 revenues compared with the same period in 2015 was primarily due to increased utilization in our medical management service line and higher average case values in the 2016 period.
Revenues were positively impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 9.6% in the three months ended March 31, 2016. Revenues were slightly reduced by the 0.2% decline in cases received for the three months ended March 31, 2016 compared with the same period in 2015.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million for the three months ended March 31, 2016 compared with $1.0 million in the comparable 2015 period.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2016	March 31, 2015	Variance
Workers' Compensation	44,373	45,325	(2.1)%
Casualty	36,380	36,009	1.0%
Other	27,810	27,420	1.4%
Total Broadspire Cases Received	108,563	108,754	(0.2)%
Overall case volumes were relatively flat in the three months ended March 31, 2016 compared with the same period in 2015.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the quarter ended March 31, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 56.7% in 2015 to 54.6% in the comparable 2016 period. The decline in the percent of revenues was due to improved employee utilization. The amount of these expenses increased from $39.5 million in 2015 to $41.6 million for the three months ended March 31, 2016, due to an increase in employees.

Average full-time equivalent employees in this segment totaled 1,978 in the first quarter of 2016, up from 1,805 in the comparable 2015 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 34.0% for the three months ended March 31, 2016, compared with 38.2% in the comparable 2015 period. The decrease in the percentage of revenues was due to expense growth being less than the growth in revenues in the 2016 period. The amount of these expenses decreased from $26.6 million in 2015 to $25.9 million for the three months ended March 31, 2016, due to the impact of improved cost controls.

GARDEN CITY GROUP SEGMENT
Garden City Group revenues in the first quarter of 2016 declined compared with the prior year period level primarily because of lower revenues from the Deepwater Horizon class action settlement project and another non-gulf related project. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2016, although at a reduced rate as compared to 2015. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
Our Garden City Group segment reported operating earnings of $1.5 million for the three months ended March 31, 2016 compared with $5.0 million in the comparable 2015 period. The related segment operating margin decreased from from 13.2% for the quarter ended March 31, 2015 to 6.0% in the comparable 2016 period.
Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to securities, product liability, other class action settlements, and bankruptcies, primarily in the U.S. As discussed above, Garden City Group revenues before reimbursements decreased 33.1% to $25.0 million in the first quarter of 2016, compared to $37.4 million for the same period in 2015.
At March 31, 2016 we had a backlog of projects awarded totaling approximately $103.0 million, compared with $102.7 million at March 31, 2015. Of the $103.0 million backlog at March 31, 2016, an estimated $68.0 million is expected to be recognized as revenues over the remainder of 2016.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Garden City Group segment typically requires more reimbursable out-of-pocket expenditures than our other operating segments. Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $3.9 million in the 2016 first quarter compared with $9.1 million in the comparable period in 2015. The decrease in the 2016 first quarter was the result of a decrease in case administration work on specific large projects in the 2016 first quarter, compared with the prior year period.
Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 68.0% in both the 2016 and 2015 first quarters. The dollar amount of these expenses was $17.0 million for the 2016 period and $25.4 million for the 2015 period. The decline was primarily due to the winding down of the Deepwater Horizon special project. There was an average of 512 full-time equivalent employees in the 2016 period, compared with an average of 785 in the 2015 period, decreasing due to the decreased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 25.9% for the three months ended March 31, 2016 compared with 18.9% for the comparable 2015 period. The dollar amount of these expenses decreased to $6.5 million in the first quarter of 2016 compared with $7.0 million in the comparable 2015 period. The decline in dollar amount was due to the reduction in revenues in the 2016 period and the related variable expenses associated with those revenues. The increase in expenses as a percent of revenues was due to the reduction in variable expenses being less than the reduction in revenues in the 2016 period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. At March 31, 2016, we estimate that our effective income tax rate for 2016 will be approximately 38% after considering known discrete items.
The provision for income taxes on consolidated income totaled $5.3 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in the provision for income taxes on consolidated income for the three months ended March 31, 2016 compared with the comparable period of 2015 was primarily due to the overall increase in income. The overall effective tax rate decreased for the three months ended March 31, 2016 as compared with the 2015 period due primarily to the permanent extension of the U.S. federal research and development credit, fluctuations in the mix of income earned, changes in enacted tax rates, and lower current year losses in jurisdictions with lower tax rates or in jurisdictions where the losses are unable to be benefited.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Interest income totaled $70,000 and $165,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense in 2016 compared with the 2015 period was due to increased borrowings outstanding, higher average interest rates, and increased amortization of loan costs during the 2016 period. We pay interest based on variable rates. Future levels of interest expense will be dependent on the future direction of interest rates as well as the level of outstanding borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $90,000 was recognized during the three months ended March 31, 2016, compared with $149,000 for the comparable period in 2015. The decrease from the three-month comparable period in 2015 was due to the higher expense recognized in the 2015 period due to the multi-year vesting schedule of a prior grant.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.5 million and $2.1 million for the three month periods ended March 31, 2016 and 2015, respectively. The increase in the 2016 period over the 2015 period was due to the reduction of the preliminary estimated useful life of the GAB Robins customer relationship intangible asset from 18 years to 14 years during the three months ended December 31, 2015. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2016 and 2015, unallocated corporate and shared costs represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $4.6 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to an increase in self-insured expenses.
Restructuring and Special Charges
Total restructuring and special charges for the three months ended March 31, 2016 were $2.4 million. There was $1.1 million of restructuring and special charges during the three months ended March 31, 2015. See the "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2016, our working capital balance (current assets less current liabilities) was approximately $108.7 million, a decrease of $3.1 million from the working capital balance at December 31, 2015. Our cash and cash equivalents were $53.6 million at March 31, 2016, compared with $76.1 million at December 31, 2015.
Cash and cash equivalents as of March 31, 2016 consisted of $17.5 million held in the U.S. and $36.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not expect to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used in Operating Activities
Cash used in operating activities was $5.2 million for the three months ended March 31, 2016, compared with $15.6 million for the comparable period of 2015. The improvement in cash used by operating activities in the first quarter of 2016 compared with the first quarter of 2015 was primarily due to improved net income and lower payments for accrued liabilities.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $9.7 million in the three months ended March 31, 2016 compared with $73.8 million in the first three months of 2015. This variance was due to the GAB Robins acquisition in 2015.
Cash Provided by/Used in Financing Activities
Cash used in financing activities was $5.9 million for the three months ended March 31, 2016 compared with $81.2 million provided by financing activities for the 2015 period. We paid $3.4 million in dividends in the first three months of 2016 and 2015. During the first three months of 2016, we increased our short-term borrowings and book overdraft by $0.8 million compared to $85.3 million in 2015 which primarily included borrowings to fund the GAB Robins acquisition.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.2 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $128.8 million at March 31, 2016. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $239.1 million as of March 31, 2016 compared with $247.3 million at December 31, 2015.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $120.5 million and overfunded by $15.1 million, respectively, at December 31, 2015 based on accumulated benefit obligations of $501.2 million and $261.2 million for the U.S. Qualified Plan and the U.K. plans, respectively.

The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the U.K. plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $6.0 million and $4.7 million to its U.S. and U.K. plans, respectively, during the remainder of 2016.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 compared with our Condensed Consolidated Balance Sheet as of December 31, 2015 were as follows:

•
Accounts receivable decreased $5.0 million, or $3.0 million excluding foreign currency exchange impacts. This decrease was primarily due to decreased receivables in Garden City Group when compared with December 31, 2015 balances.

•
Unbilled revenues increased $9.1 million or $10.9 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in U.S. Claims Services, the U.K., and Australia, when compared with December 31, 2015 balances.

•
Accounts payable, accrued compensation and related costs, and other accrued current liabilities decreased $15.3 million. This decrease was primarily due to the payment of year-end accruals, annual incentive compensation, and the funding of various defined contribution retirement plan obligations.

Off-Balance Sheet Arrangements
At March 31, 2016, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Our obligations under these operating lease agreements have not changed materially since December 31, 2015.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards Adopted
Additional information related to adoption of accounting standards is provided in Note 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. No shares were repurchased during the first quarter of 2016. As of March 31, 2016, the Company's authorization to repurchase shares of its common stock was limited to 1,455,300 shares.

Item 6. Exhibits
See Index to Exhibits on page 39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 9, 2016	/s/ Harsha V. Agadi
Harsha V. Agadi
Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2016	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Restricted stock unit awards agreement between Harsha V. Agadi and the Registrant, under the Executive Stock Bonus Plan dated January 26, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2016)

10.2
Terms of Employment Agreement between Bonnie Sawdey and the Registrant dated February 9, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.3
Terms of Employment Agreement between Kenneth Cutshaw and the Registrant dated January 19, 2016(incorporated by reference to Exhibit 10.27 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.4	Director compensation summary term sheet (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents