Form 10-Q
period 2016-06-30
CRAWFORD & CO
filed 2016-08-08
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of July 29, 2016, was as follows:

Class A Common Stock, $1.00 par value: 30,927,920
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2016

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2016	2015
Revenues:

Revenues before reimbursements	$282,343	$304,398
Reimbursements	15,326	20,018
Total Revenues	297,669	324,416

Costs and Expenses:

Costs of services provided, before reimbursements	200,362	232,108
Reimbursements	15,326	20,018
Total costs of services	215,688	252,126

Selling, general, and administrative expenses	61,060	57,221

Corporate interest expense, net of interest income of $151 and $195, respectively	2,523	2,042

Restructuring and special charges	3,526	4,242

Total Costs and Expenses	282,797	315,631

Other Income	405	102

Income Before Income Taxes	15,277	8,887

Provision for Income Taxes	6,116	4,709

Net Income	9,161	4,178

Net Income Attributable to Noncontrolling Interests	(534)	(124)

Net Income Attributable to Shareholders of Crawford & Company	$8,627	$4,054

Earnings Per Share - Basic:
Class A Common Stock	$0.16	$0.08
Class B Common Stock	$0.14	$0.06

Earnings Per Share - Diluted:
Class A Common Stock	$0.16	$0.08
Class B Common Stock	$0.14	$0.06

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,725	30,673
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,253	31,137
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015
Revenues:

Revenues before reimbursements	$559,577	$592,175
Reimbursements	29,000	38,857
Total Revenues	588,577	631,032

Costs and Expenses:

Costs of services provided, before reimbursements	401,795	451,431
Reimbursements	29,000	38,857
Total costs of services	430,795	490,288

Selling, general, and administrative expenses	117,857	117,608

Corporate interest expense, net of interest income of $221 and $360, respectively	5,291	3,906

Restructuring and special charges	5,943	5,305

Total Costs and Expenses	559,886	617,107

Other Income	522	484

Income Before Income Taxes	29,213	14,409

Provision for Income Taxes	11,423	6,950

Net Income	17,790	7,459

Net Income Attributable to Noncontrolling Interests	(533)	(419)

Net Income Attributable to Shareholders of Crawford & Company	$17,257	$7,040

Earnings Per Share - Basic:
Class A Common Stock	$0.33	$0.15
Class B Common Stock	$0.29	$0.11

Earnings Per Share - Diluted:
Class A Common Stock	$0.33	$0.14
Class B Common Stock	$0.29	$0.11

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,635	30,597
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,031	31,079
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.10	$0.10
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2016	2015

Net Income	$9,161	$4,178

Other Comprehensive Income
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	5,864	(625)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,107 and $995, respectively	2,141	2,036

Other Comprehensive Income	8,005	1,411

Comprehensive Income	17,166	5,589

Comprehensive (income) loss attributable to noncontrolling interests	(65)	182

Comprehensive Income Attributable to Shareholders of Crawford & Company	$17,101	$5,771

	Six Months Ended June 30,
(In thousands)	2016	2015

Net Income	$17,790	$7,459

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	3,447	(11,258)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,213 and $2,071, respectively	4,282	4,801

Other Comprehensive Income (Loss)	7,729	(6,457)

Comprehensive Income	25,519	1,002

Comprehensive loss attributable to noncontrolling interests	550	310

Comprehensive Income Attributable to Shareholders of Crawford & Company	$26,069	$1,312

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$59,365	$76,066
Accounts receivable, less allowance for doubtful accounts of $14,769 and $13,133, respectively	170,178	164,596
Unbilled revenues, at estimated billable amounts	113,027	98,659
Income taxes receivable	4,255	4,255
Prepaid expenses and other current assets	32,031	26,601
Total Current Assets	378,856	370,177
Property and Equipment:
Property and equipment	134,390	140,383
Less accumulated depreciation	(102,077)	(102,331)
Net Property and Equipment	32,313	38,052
Other Assets:
Goodwill	94,681	95,616
Intangible assets arising from business acquisitions, net	97,666	104,861
Capitalized software costs, net	80,913	79,996
Deferred income tax assets	45,728	47,371
Other noncurrent assets	51,702	47,333
Total Other Assets	370,690	375,177
TOTAL ASSETS	$781,859	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$19,371	$19,958
Accounts payable	44,993	44,615
Accrued compensation and related costs	68,151	68,843
Self-insured risks	14,244	14,122
Income taxes payable	6,441	4,419
Deferred rent	13,229	13,303
Other accrued liabilities	44,649	44,577
Deferred revenues	43,136	46,552
Current installments of long-term debt and capital leases	1,757	1,959
Total Current Liabilities	255,971	258,348
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	216,944	225,365
Deferred revenues	25,936	26,592
Self-insured risks	9,897	9,354
Accrued pension liabilities	114,510	121,732
Other noncurrent liabilities	17,100	17,664
Total Noncurrent Liabilities	384,387	400,707
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,801 and 30,537 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30,801	30,537
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	45,153	41,936
Retained earnings	249,656	239,161
Accumulated other comprehensive loss	(213,819)	(222,631)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	136,481	113,693
Noncontrolling interests	5,020	10,658
Total Shareholders' Investment	141,501	124,351
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$781,859	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$17,790	$7,459
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	20,558	21,407
Stock-based compensation	1,957	1,280
(Gain) loss on disposals of property and equipment, net	(8)	33
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(7,437)	13,338
Unbilled revenues, net	(13,306)	(11,507)
Accrued or prepaid income taxes	3,224	2,371
Accounts payable and accrued liabilities	1,949	(16,777)
Deferred revenues	(4,084)	(308)
Accrued retirement costs	(5,247)	(12,794)
Prepaid expenses and other operating activities	(3,937)	5,718
Net cash provided by operating activities	11,459	10,220

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(4,588)	(5,333)
Capitalization of computer software costs	(8,749)	(10,871)
Payments for business acquisitions, net of cash acquired	(3,672)	(66,077)
Other investing activities	(95)	—
Net cash used in investing activities	(17,104)	(82,281)

Cash Flows From Financing Activities:
Cash dividends paid	(6,762)	(6,757)
Payments related to shares received for withholding taxes under stock-based compensation plans	(4)	(2)
Proceeds from shares purchased under employee stock-based compensation plans	449	444
Decrease in note payable for stock repurchase	(2,206)	—
Repurchases of common stock	—	(137)
Increases in short-term and revolving credit facility borrowings	51,471	117,672
Payments on short-term and revolving credit facility borrowings	(52,825)	(24,951)
Payments on capital lease obligations	(935)	(1,072)
Dividends paid to noncontrolling interests	(210)	—
Other financing activities	(12)	(2)
Net cash (used in) provided by financing activities	(11,034)	85,195

Effects of exchange rate changes on cash and cash equivalents	(22)	(3,136)
(Decrease) increase in cash and cash equivalents	(16,701)	9,998
Cash and cash equivalents at beginning of year	76,066	52,456
Cash and cash equivalents at end of period	$59,365	$62,454
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity, net	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	30,551	24,690	43,744	244,418	(222,293)	121,110	4,978	126,088
Net income	—	—	—	8,627	—	8,627	534	9,161
Other comprehensive income (loss)	—	—	—	—	8,474	8,474	(469)	8,005
Cash dividends paid	—	—	—	(3,389)	—	(3,389)	—	(3,389)
Stock-based compensation	—	—	1,228	—	—	1,228	—	1,228
Common stock activity, net	250	—	181	—	—	431	—	431
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance at June 30, 2016	$30,801	$24,690	$45,153	$249,656	$(213,819)	$136,481	$5,020	$141,501

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2015	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2015	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net income	—	—	—	2,986	—	2,986	295	3,281
Other comprehensive loss	—	—	—	—	(7,445)	(7,445)	(423)	(7,868)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	404	—	—	404	—	404
Common stock activity, net	36	—	(44)	(120)	—	(128)	—	(128)
Increase in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	5,926	5,926
Balance at March 31, 2015	30,533	24,690	38,977	300,584	(229,403)	165,381	12,214	177,595
Net income	—	—	—	4,054	—	4,054	124	4,178
Other comprehensive income (loss)	—	—	—	—	1,717	1,717	(306)	1,411
Cash dividends paid	—	—	—	(3,384)	—	(3,384)	—	(3,384)
Stock-based compensation	—	—	876	—	—	876	—	876
Common stock activity, net	173	—	260	—	—	433	—	433
Balance at June 30, 2015	$30,706	$24,690	$40,113	$301,254	$(227,686)	$169,077	$12,032	$181,109
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and the Company's financial position as of, June 30, 2016 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2016 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2016 and December 31, 2015, the liabilities of the deferred compensation plan were $9,460,000 and $9,861,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,061,000 and $15,881,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of June 30, 2016 were $9,411,000 and $11,711,000, respectively. Total assets and liabilities of LWI as of December 31, 2015 were $8,831,000 and $11,841,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $10,089,000 and $10,214,000 as of June 30, 2016 and December 31, 2015 respectively.

2. Business Acquisitions
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. During 2015, the Company paid an additional $2,182,000 related to net debt and net working capital adjustments under the terms of the acquisition agreement, which increased the purchase price to $73,994,000. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies per the terms of the acquisition agreement. As of June 30, 2016, $1,600,000 of the escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over an estimated life of 14 years, and the remaining intangible assets are being amortized over periods ranging from two to five years. For the three months and six months ended June 30, 2016, the Company recognized amortization expense of $858,000 and $1,754,000, respectively, in its unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. Goodwill attributable to the acquisition will not be deductible for tax purposes.
On December 15, 2015, the Company acquired an additional 36% of the capital stock of GAB Robins Aviation Limited, a U.K.-based international aviation loss adjusting and claims management provider, for $3,672,000, bringing its total ownership interest to 95%. The Company acquired its initial 59% ownership interest in GAB Robins Aviation Limited through its acquisition of GAB Robins and because of its controlling financial interest, the Company consolidates GAB Robins Aviation Limited. The Company accounted for this subsequent acquisition as an equity transaction in accordance with ASC 810-10.

3. Recently Issued Accounting Standards
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.
Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Financial Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this update may have on its results of operations, financial condition and cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of control for goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changed the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. During March 2016 the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this update clarify the implementation guidance on principal versus agent consideration. ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," was issued in April 2016 to clarify the identification of performance obligations and to provide additional implementation guidance related to revenue from licensing arrangements. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," to clarify the collectibility criteria in the identification of a valid contract with a customer in step one of the revenue recognition process, among other clarifications. All of the above amendments to the guidance were issued with the same effective dates as ASU 2014-09. The Company is currently evaluating its arrangements with customers and revenue streams against the requirements of this standard and the expected effect this update may have on its results of operations, financial condition and cash flows.
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016, and it did not have any material effect on its results of operations, financial condition and cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap requires the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitles the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also makes interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent receives payments based on U.S. 3-month LIBOR. The cross currency basis swap expires on September 30, 2025. The Company has elected to not designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, are recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Operations over the term of the swap and are expected to substantially offset one another. The changes in the fair value of the cross currency basis swap will not exactly offset changes in the value of the intercompany note, as the fair value of this swap is determined based on forward rates while the value of the intercompany note is determined based on end of period spot rates. The net gains and losses for the three months and six months ended June 30, 2016 and 2015 were not significant. The Company believes there have been no material changes in the creditworthiness of the counterparty to this cross currency basis swap agreement and believes the risk of nonperformance by such party is minimal.
This swap agreement contains a provision providing that if the Company is in default under its credit facility, the Company may also be deemed to be in default under the swap agreement. If there were such a default, the Company could be required to contemporaneously settle some or all of the obligation under the swap agreement at values determined at the time of default. At June 30, 2016, no such default existed, and the Company had no assets posted as collateral under its swap agreement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2016, the Company estimates that its effective income tax rate for 2016 will be approximately 38% after considering known discrete items. The Company's effective tax rate was lower in the 2016 periods compared with the comparable periods of 2015 primarily due to the permanent extension of the U.S. federal research and development credit, fluctuations in the mix of income earned, changes in enacted tax rates, and lower current year losses in jurisdictions with lower tax rates or in jurisdictions where the losses are unable to be benefited.

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2016 and 2015 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$368	$671	$658	$1,432
Interest cost	8,664	8,045	16,572	16,272
Expected return on assets	(10,938)	(10,323)	(20,758)	(20,824)
Amortization of actuarial loss	3,541	2,952	6,818	6,264
Net periodic benefit cost	$1,635	$1,345	$3,290	$3,144
For the six-month period ended June 30, 2016, the Company made contributions of $6,000,000 and $3,072,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6,000,000 and $3,303,000, respectively, in the comparable periods of 2015. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $3,000,000 and $3,200,000 to its U.S. and U.K. plans, respectively, during the remainder of 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRDA") and voting Class B Common Stock ("CRDB") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRDA shares than on the CRDB shares, subject to certain limitations. In periods when the dividend is the same for CRDA and CRDB or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRDA and CRDB. During the first two quarters of 2016 and 2015 the Board of Directors declared a higher dividend on CRDA than on CRDB.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,904	$2,334	$371	$299	$5,811	$4,683	$156	$127
Dividends paid	2,155	1,234	2,149	1,235	4,294	2,469	4,288	2,469
Net income attributable to common shareholders, basic	$5,059	$3,568	$2,520	$1,534	$10,105	$7,152	$4,444	$2,596

Denominator:
Weighted-average common shares outstanding, basic	30,725	24,690	30,673	24,690	30,635	24,690	30,597	24,690
Earnings per share - basic	$0.16	$0.14	$0.08	$0.06	$0.33	$0.29	$0.15	$0.11
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(in thousands, except per share amounts)	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB	CRDA	CRDB
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,926	$2,312	$374	$296	$5,844	$4,650	$157	$126
Dividends paid	2,155	1,234	2,149	1,235	4,294	2,469	4,288	2,469
Net income attributable to common shareholders, diluted	$5,081	$3,546	$2,523	$1,531	$10,138	$7,119	$4,445	$2,595

Denominator:
Weighted-average common shares outstanding, basic	30,725	24,690	30,673	24,690	30,635	24,690	30,597	24,690
Weighted-average effect of dilutive securities	528	—	464	—	396	—	482	—
Weighted-average common shares outstanding, diluted	31,253	24,690	31,137	24,690	31,031	24,690	31,079	24,690
Earnings per share - diluted	$0.16	$0.14	$0.08	$0.06	$0.33	$0.29	$0.14	$0.11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRDA because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	15	74	15
Performance stock grants excluded because performance conditions have not been met (1)	1,000	2,094	1,000	2,094
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved. The performance measurements for approximately 574,000 outstanding performance stock grants as of June 30, 2016 are expected to be achieved by December 31, 2016.

The following table details shares issued during the three months and six months ended June 30, 2016 and June 30, 2015. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRDA in the table above. There were no shares of CRDB issued during any of these periods.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
CRDA issued under non-employee director stock plan	113	7	119	55
CRDA issued under the U.K. ShareSave Scheme	134	96	141	96
CRDA issued under the Executive Stock Bonus Plan	3	70	4	74
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
During the three months and six months ended June 30, 2016, the Company did not repurchase any shares. During the three months and six months ended June 30, 2015, the Company repurchased 0 and 17,700 shares of CRDA at an average cost of $0.00 and $7.79 per share. The Company did not repurchase any shares of CRDB during any of these periods.

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

	Three months ended June 30, 2016			Six months ended June 30, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,150)	$(196,143)	$(222,293)	$(24,347)	$(198,284)	$(222,631)
Other comprehensive income before reclassifications	6,333	—	6,333	4,530	—	4,530
Amounts reclassified from accumulated other comprehensive income	—	2,141	2,141	—	4,282	4,282
Net current period other comprehensive income	6,333	2,141	8,474	4,530	4,282	8,812
Ending balance	$(19,817)	$(194,002)	$(213,819)	$(19,817)	$(194,002)	$(213,819)

	Three months ended June 30, 2015			Six months ended June 30, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(14,869)	$(214,534)	$(229,403)	(4,659)	(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(319)	—	(319)	(10,529)	—	(10,529)
Amounts reclassified from accumulated other comprehensive income	—	2,036	2,036	—	4,801	4,801
Net current period other comprehensive (loss) income	(319)	2,036	1,717	(10,529)	4,801	(5,728)
Ending balance	$(15,188)	$(212,498)	$(227,686)	$(15,188)	$(212,498)	$(227,686)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2016
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,032	$10,032	$—	$—
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	4,694	—	4,694	—

Liabilities:
Contingent earnout liability (3)	1,889	—	—	1,889
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

(3)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $1,993,000 at June 30, 2016. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,921,000, with a maximum possible earnout of $2,027,000, at December 31, 2015. The change in the Level 3 fair value at June 30, 2016 was due to foreign currency translation adjustments and imputed interest.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or six months ended June 30, 2016. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and six months ended June 30, 2016 and 2015 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
U.S. Services	$58,839	$66,898	$117,343	$123,603
International	123,235	129,483	240,757	253,508
Broadspire	75,099	73,693	151,299	143,365
Garden City Group	25,170	34,324	50,178	71,699
Total segment revenues before reimbursements	282,343	304,398	559,577	592,175
Reimbursements	15,326	20,018	29,000	38,857
Total revenues	$297,669	$324,416	$588,577	$631,032

Segment Operating Earnings:
U.S. Services	$9,579	$9,835	$18,633	$13,996
International	10,973	1,167	18,007	3,510
Broadspire	6,529	6,003	15,234	9,546
Garden City Group	2,691	3,721	4,186	8,672
Total segment operating earnings	29,772	20,726	56,060	35,724

Deduct:
Unallocated corporate and shared costs, net	(5,889)	(3,043)	(10,507)	(7,345)
Net corporate interest expense	(2,523)	(2,042)	(5,291)	(3,906)
Stock option expense	(137)	(178)	(227)	(327)
Amortization of customer-relationship intangible assets	(2,420)	(2,334)	(4,879)	(4,432)
Restructuring and special charges	(3,526)	(4,242)	(5,943)	(5,305)
Income before income taxes	$15,277	$8,887	$29,213	$14,409
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

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
U.S. Services
U.S. Claims Field Operations	$20,145	$21,845	$40,609	$43,696
U.S. Technical Services	7,204	7,431	13,930	14,086
U.S. Catastrophe Services	11,423	21,491	25,955	36,969
Subtotal U.S. Claims Services	38,772	50,767	80,494	94,751
U.S. Contractor Connection	20,067	16,131	36,849	28,852
Total Revenues before Reimbursements--U.S. Services	$58,839	$66,898	$117,343	$123,603

Broadspire
Workers' Compensation, Disability and Liability Claims Management	$31,670	$30,352	$63,882	$59,537
Medical Management Services	39,923	39,678	80,284	76,318
Risk Management Information Services	3,506	3,663	7,133	7,510
Total Revenues before Reimbursements--Broadspire	$75,099	$73,693	$151,299	$143,365

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2016, the aggregate committed amount of letters of credit outstanding under the credit facility was $17,103,000.
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
The agreement relating to the 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,889,000. The maximum potential earnout is $1,993,000.

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

12. Restructuring and Special Charges
Restructuring Charges
Restructuring charges for the three months and six months ended June 30, 2016 of $3,026,000 and $5,170,000 were incurred related to the establishment and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), integration costs related to the GAB Robins acquisition and other restructuring activities in the International segment, and asset impairments and lease termination costs.
The following table shows the costs incurred by type of restructuring activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Implementation and phase-in of the Centers	$1,973	$1,196	$2,402	$2,259
Asset impairments and lease termination costs	337	—	1,165	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	716	1,938	1,603	1,938
Restructuring activities for U.S. Services segment	—	1,108	—	1,108
Total restructuring charges	$3,026	$4,242	$5,170	$5,305

Costs associated with the Centers were primarily for professional fees and severance costs. Integration costs related to the GAB Robins acquisition and International segment restructuring were predominantly made up of severance and professional fees and other costs.
As of June 30, 2016, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges recorded in 2012, 2015, and 2016. The rollforward of these costs to June 30, 2016 were as follows:

	Three months ended June 30, 2016
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, March 31, 2016	$3,355	$2,256	$405	$3,209	$9,225
Additions	396	1,757	933	(60)	3,026
Adjustments to accruals	(326)	—	—	—	(326)
Cash payments	(44)	(447)	(533)	—	(1,024)
Ending balance, June 30, 2016	$3,381	$3,566	$805	$3,149	$10,901

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Six months ended June 30, 2016
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2016	$3,571	$7,006	$1,066	$3,257	$14,900
Additions	1,271	2,369	1,638	(108)	5,170
Adjustments to accruals	(542)	—	—	—	(542)
Cash payments	(919)	(5,809)	(1,899)	—	(8,627)
Ending balance, June 30, 2016	$3,381	$3,566	$805	$3,149	$10,901

Special Charges
The Company recorded special charges for the three months and six months ended June 30, 2016 of $500,000 and $773,000. The special charges consisted of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies" and other professional fees. At June 30, 2016, $56,000 remained on the Company's Condensed Consolidated Balance Sheets in "Other accrued liabilities." There were no similar special charges recorded in the comparable 2015 periods.
Total restructuring and special charges for the three months ended June 30, 2016 and 2015 were $3,526,000 and $4,242,000 respectively. Total restructuring and special charges for the six months ended June 30, 2016 and 2015 were $5,943,000 and $5,305,000, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2016, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 10, 2016. In our opinion, the accompanying condensed consolidated balance sheet of Crawford & Company as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 8, 2016

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2015. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
We also perform legal settlement administration services related to class action settlements, mass torts and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.
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
The legal settlement administration market within which our Garden City Group segment operates is also highly competitive but is comprised of a smaller number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based, and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $22.1 million or 7.2% for the three months ended June 30, 2016 and $32.6 million or 5.5% for the six months ended June 30, 2016 compared with the same periods of 2015. The decreases in revenues for the second quarter and six-month periods were due to decreases in revenues in our U.S. Services, International and Garden City Group segments, partially offset by an increase in revenues in our Broadspire segment. Changes in foreign exchange rates reduced revenues in the International segment by $6.1 million for the three months ended June 30, 2016 and $17.3 million for the six months ended June 30, 2016.
Costs of services provided, before reimbursements, decreased $31.7 million or 13.7% for the three months ended June 30, 2016 and $49.6 million or 11.0% for the six months ended June 30, 2016 compared with the same periods of 2015. These decreases were primarily due to decreases in compensation and non-employee labor in our U.S. Services, International and Garden City Group segments.
Selling, general, and administrative ("SG&A") expenses were 6.7% higher in the quarter and 0.2% higher in the six months ended June 30, 2016 compared with the same periods of 2015. The increase in expense for the three months ended June 30, 2016 was primarily due to increases in self-insurance expense, incentive compensation expense, and the allowance for doubtful accounts in our International segment due to increased aged receivables compared with the 2015 period. The slight increase for the six months ended June 30, 2016 was due to an increase in self-insurance expense and the allowance for doubtful accounts due to an increase in the aging of receivables, partially offset by a decrease in acquisition and related expenses.
Restructuring and Special Charges
During the three months and six months ended June 30, 2016 we recorded $3.5 million and $5.9 million, respectively, in restructuring and special charges, and for the same periods of 2015 we recorded $4.2 million and $5.3 million, respectively.
Included in these totals are restructuring charges for the three months and six months ended June 30, 2016 and 2015 as summarized below:

Restructuring Charges	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Implementation and phase-in of the Centers	$1,973	$1,196	$2,402	$2,259
Asset impairments and lease termination costs	337	—	1,165	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	716	1,938	1,603	1,938
Restructuring activities for U.S. Services segment	—	1,108	$—	1,108
Total restructuring charges	$3,026	$4,242	$5,170	$5,305

The Company expects to incur restructuring and special charges in 2016 totaling $15.6 million pretax. This is comprised of approximately $5.1 million related to the Centers and $10.5 million related to previously announced restructuring plans and other special charges. As a result of restructuring charges incurred for the Centers in 2015 and 2016, the Company expects to achieve $10.7 million in savings in 2016. The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.
The Company recorded special charges for the three months and six months ended June 30, 2016 of $500,000 and $773,000. The special charges consisted of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies" and other professional fees. There were no similar special charges in the comparable 2015 periods.

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
Restructuring and special charges are not allocated to any particular operating segment as they arise from non-core items not directly related to our normal business or operations.
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
Our International segment is impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of the segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our operations in this segment.
Segment Operating Expenses
Our discussion and analysis of segment operating expenses is comprised of two components: "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor."
"Direct Compensation, Fringe Benefits & Non-Employee Labor" includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. As noted above, in our International and Garden City Group segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct costs of those locations. In our U.S. Services and Broadspire operations certain administrative functions are performed by centralized shared-services staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor." Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
U.S. Services	$58,839	$66,898	$117,343	$123,603
International	123,235	129,483	240,757	253,508
Broadspire	75,099	73,693	151,299	143,365
Garden City Group	25,170	34,324	50,178	71,699
Total revenues, before reimbursements	282,343	304,398	559,577	592,175
Reimbursements	15,326	20,018	29,000	38,857
Total Revenues	$297,669	$324,416	$588,577	$631,032

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$32,498	$40,155	$67,944	$78,001
% of related revenues before reimbursements	55.2%	60.0%	57.9%	63.1%
International	77,567	88,116	154,237	174,010
% of related revenues before reimbursements	62.9%	68.1%	64.1%	68.6%
Broadspire	42,240	39,595	83,862	79,119
% of related revenues before reimbursements	56.2%	53.7%	55.4%	55.2%
Garden City Group	16,202	23,923	33,211	49,325
% of related revenues before reimbursements	64.4%	69.7%	66.2%	68.8%
Total	$168,507	$191,789	$339,254	$380,455
% of Revenues before reimbursements	59.7%	63.0%	60.6%	64.2%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$16,762	$16,908	$30,766	$31,606
% of related revenues before reimbursements	28.5%	25.3%	26.2%	25.6%
International	34,695	40,200	68,513	75,988
% of related revenues before reimbursements	28.2%	31.0%	28.4%	30.0%
Broadspire	26,330	28,095	52,203	54,700
% of related revenues before reimbursements	35.1%	38.2%	34.5%	38.1%
Garden City Group	6,277	6,680	12,781	13,702
% of related revenues before reimbursements	24.9%	19.5%	25.5%	19.1%
Total before reimbursements	84,064	91,883	164,263	175,996
% of Revenues before reimbursements	29.8%	30.2%	29.4%	29.7%
Reimbursements	15,326	20,018	29,000	38,857
Total	$99,390	$111,901	$193,263	$214,853
% of Revenues	33.4%	34.5%	32.8%	34.0%
Operating Earnings:
U.S. Services	$9,579	$9,835	$18,633	$13,996
% of related revenues before reimbursements	16.3%	14.7%	15.9%	11.3%
International	10,973	1,167	18,007	3,510
% of related revenues before reimbursements	8.9%	0.9%	7.5%	1.4%
Broadspire	6,529	6,003	15,234	9,546
% of related revenues before reimbursements	8.7%	8.1%	10.1%	6.7%
Garden City Group	2,691	3,721	4,186	8,672
% of related revenues before reimbursements	10.7%	10.8%	8.3%	12.1%
Deduct:
Unallocated corporate and shared costs, net	(5,889)	(3,043)	(10,507)	(7,345)
Net corporate interest expense	(2,523)	(2,042)	(5,291)	(3,906)
Stock option expense	(137)	(178)	(227)	(327)
Amortization of customer-relationship intangible assets	(2,420)	(2,334)	(4,879)	(4,432)
Restructuring and special charges	(3,526)	(4,242)	(5,943)	(5,305)
Income before income taxes	15,277	8,887	29,213	14,409
Provision for income taxes	(6,116)	(4,709)	(11,423)	(6,950)
Net Income	9,161	4,178	17,790	7,459
Net income attributable to noncontrolling interests	(534)	(124)	(533)	(419)
Net income attributable to shareholders of Crawford & Company	$8,627	$4,054	$17,257	$7,040

U.S. SERVICES SEGMENT
Operating earnings for our U.S. Services segment were $9.6 million, or 16.3% of revenues before reimbursements, in the second quarter of 2016, compared with $9.8 million, or 14.7% of revenues before reimbursements, in the second quarter of 2015. For the six months ended June 30, 2016, operating earnings increased to $18.6 million, or 15.9% of revenues before reimbursements, from $14.0 million, or 11.3% of revenues before reimbursements for the 2015 comparable period. The reduction in the second quarter was due to a reduction in weather-related case volumes in U.S. Claims Services. The increase for the 2016 six-month period compared with the 2015 period was primarily due to an increase in revenues in our U.S. Contractor Connection service line in 2016 and the impact of cost reduction initiatives undertaken during 2015.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
U.S. Claims Field Operations	$20,145	$21,845	(7.8)%	$40,609	$43,696	(7.1)%
U.S. Technical Services	7,204	7,431	(3.1)%	13,930	14,086	(1.1)%
U.S. Catastrophe Services	11,423	21,491	(46.8)%	25,955	36,969	(29.8)%
Subtotal U.S. Claims Services	38,772	50,767	(23.6)%	80,494	94,751	(15.0)%
U.S. Contractor Connection	20,067	16,131	24.4%	36,849	28,852	27.7%
Total U.S. Services Revenues before Reimbursements	$58,839	$66,898	(12.0)%	$117,343	$123,603	(5.1)%
Overall, there were decreases in revenues in the U.S. Services segment in the second quarter and six months ended June 30, 2016 compared with the comparable 2015 periods. These decreases were primarily due to decreases in U.S. Claims Services revenues in 2016 compared with 2015 due to reductions of weather-related case volumes in U.S. Claims Field Operations and reductions in U.S. Catastrophe Services, partially offset by increases in revenues in U.S. Contractor Connection. There was a decrease in segment unit volume, measured principally by cases received, of 1.8% for the 2016 second quarter compared with 2015, but a slight 0.2% increase in cases received for the six months ended June 30, 2016 compared with the 2015 period. Changes in the overall mix of services provided and rates charged for those services decreased revenues by approximately 2.6% and 1.0% in the three months and six months ended June 30, 2016 compared with the 2015 periods.
Revenues in our U.S. Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $8.6 million and $20.9 million of revenues in the three months and six months ended June 30, 2016, compared with $13.6 million and $26.2 in the three months and six months ended June 30, 2015. These decreases represent 7.6% and 4.3% negative variances in U.S. Services revenues for the three months and six months ended June 30, 2016, respectively, compared with the 2015 periods. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings could be negatively impacted.
U.S. Contractor Connection revenues in the second quarter and six months ended June 30, 2016 increased compared with the same periods of 2015 due to increases in cases received and higher average case values in the 2016 periods. There was also an increase in revenues in 2016 due to a project for which no cases were received. This increase was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment, which were included in total Company revenues, were $2.1 million and $2.1 million for the three-month periods ended June 30, 2016 and 2015, respectively. Reimbursements were $4.0 million and $4.1 million for the six-month periods ended June 30, 2016 and 2015, respectively. Although revenues decreased in the 2016 period, the decrease in revenues related to the outsourcing project in U.S. Catastrophe Services discussed above did not have any reimbursed expenses.

Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
U.S. Claims Field Operations	38,921	40,965	(5.0)%	77,112	81,562	(5.5)%
U.S. Technical Services	2,277	1,838	23.9%	4,356	3,648	19.4%
U.S. Catastrophe Services	5,075	8,742	(41.9)%	10,294	13,320	(22.7)%
Subtotal U.S. Claims Services	46,273	51,545	(10.2)%	91,762	98,530	(6.9)%
U.S. Contractor Connection	52,144	48,720	7.0%	102,667	95,572	7.4%
Total U.S. Services Cases Received	98,417	100,265	(1.8)%	194,429	194,102	0.2%
Overall, there was a decrease in segment unit volume, measured principally by cases received, of 1.8% for the 2016 second quarter compared with 2015, primarily due to a decrease in U.S. Claims Services cases received, partially offset by an increase in U.S. Contractor Connection cases. There was a slight increase in cases received of 0.2% for the six months ended June 30, 2016 compared with the 2015 period due to an increase in U.S. Contractor Connection cases, partially offset by a decrease in U.S. Claims Services cases received. The decreases in U.S. Claims Services cases were due to reductions in weather-related activity in U.S. Claims Field Operations and U.S. Catastrophe Services service lines, partially offset by increases in U.S. Technical Services cases resulting from new clients.
The increases in U.S. Contractor Connection cases for the three months and six months ended June 30, 2016 compared with the 2015 periods were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 55.2% in the second quarter of 2016 decreasing from 60.0% in the second quarter of 2015. For the six months ended June 30, 2016, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 57.9%, compared with 63.1% for the comparable period in 2015. These decreases were due to the impact of a realignment of staff in our U.S. Claims Field Operations during 2015.
The dollar amount of these expenses also decreased in the 2016 three-month period to $32.5 million from $40.2 million in the comparable 2015 period and decreased in the six months ended June 30, 2016 to $67.9 million from $78.0 million in the comparable 2015 period. These decreases were due to fewer average employees in the 2016 periods. There was an average of 1,390 full-time equivalent employees (including 382 catastrophe adjusters) in this segment during the first six months of 2016, compared with an average of 1,505 employees (including 459 catastrophe adjusters) during the 2015 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $16.8 million, or 28.5% of segment revenues before reimbursements, for the quarter ended June 30, 2016 compared with $16.9 million, or 25.3% of segment revenues before reimbursements, for the comparable quarter of 2015. The expenses were $30.8 million, or 26.2% of segment revenues before reimbursements, for the six months ended June 30, 2016, compared with $31.6 million, or 25.6% of segment revenues before reimbursements, for the comparable period of 2015. The 2016 decreases in amounts were due to the impact of continuing expense controls including a reduction in rent and other office expenses, and reductions in other administrative expenses. The increases in expense as a percent of revenues were due to reductions in variable expenses being less than the reduction in revenues in the 2016 periods.

INTERNATIONAL SEGMENT
Operating earnings in our International segment increased to $11.0 million, or 8.9% of revenues before reimbursements, for the three months ended June 30, 2016 compared with 2015 second quarter operating earnings of $1.2 million, or 0.9% of revenues before reimbursements. Operating earnings in our International segment increased to $18.0 million, or 7.5% of revenues before reimbursements, for the six months ended June 30, 2016 compared with 2015 operating earnings of $3.5 million or 1.4% of revenues before reimbursements. The increases in operating earnings were a result of an improvement in U.K. operating results and the impact of cost reduction initiatives implemented in 2015.
Revenues before Reimbursements
International segment revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2015
(in thousands, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	Variance
U.K.	$44,498	$48,607	(8.5)%	$47,430	(2.4)%
Canada	27,690	29,205	(5.2)%	28,822	(1.3)%
Asia-Pacific	27,827	25,926	7.3%	29,090	12.2%
Europe and Rest of World	23,220	25,745	(9.8)%	23,957	(6.9)%
Total International Revenues before Reimbursements	$123,235	$129,483	(4.8)%	$129,299	(0.1)%

	Six months ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2015
(in thousands, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	Variance
U.K.	$90,974	$91,703	(0.8)%	$96,249	5.0%
Canada	52,224	58,241	(10.3)%	55,666	(4.4)%
Asia-Pacific	51,389	50,362	2.0%	55,613	10.4%
Europe and Rest of World	46,170	53,202	(13.2)%	50,532	(5.0)%
Total International Revenues before Reimbursements	$240,757	$253,508	(5.0)%	$258,060	1.8%
Revenues before reimbursements from our International segment totaled $123.2 million in the three months ended June 30, 2016, compared with $129.5 million in the 2015 period. Changes in foreign exchange rates decreased our International segment revenues by approximately 4.7%, or $6.1 million, for the three months ended June 30, 2016 as compared with the 2015 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $129.3 million for the three months ended June 30, 2016. Overall case volumes decreased 17.4% for the three months ended June 30, 2016 compared with the same period of 2015. Changes in product mix and in the rates charged for those services accounted for a 17.3% revenue increase for the three months ended June 30, 2016 compared with the same period in 2015.
Revenues before reimbursements from our International segment totaled $240.8 million in the first six months of 2016, compared with $253.5 million in the comparable 2015 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 6.8%, or $17.3 million, for the six months ended June 30, 2016 as compared with the 2015 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $258.1 million for the six months ended June 30, 2016. Overall case volumes decreased 15.0% for the six months ended June 30, 2016 compared with the same period of 2015. Changes in product mix and in the rates charged for those services accounted for a 16.8% revenue increase for the six months ended June 30, 2016 compared with the same period in 2015.

The decrease in revenues in the U.K. for the second quarter of 2016 compared with the second quarter of 2015 was due to a decrease in case volumes and a change in the mix of services provided. Revenues in Canada decreased in the three months ended June 30, 2016 compared with the 2015 period due primarily to a reduction in weather-related activity. The revenue increase in Asia-Pacific was due to an increase in weather-related activity in Australia, partially offset by a reduction in high-volume, low-complexity motor claims in China and Singapore where we have exited that product line in those countries. The decrease in Europe and Rest of World revenues in the second quarter of 2016 compared with the same period in 2015 was primarily due to a reduction in case volumes and changes in the mix of services provided.
The slight decrease in revenues in the U.K. for the six months ended June 30, 2016 compared with the comparable period of 2015 was due to the change in foreign exchange rates. Absent the change in exchange rates, U.K. revenues would have increased as a result of cases received from flooding in that country in the 2016 first quarter. Revenues in Canada decreased in the six months ended June 30, 2016 compared with the 2015 period due primarily to a reduction in weather-related activity and the change in exchange rates. There was a revenue increase in Asia-Pacific due to an increase in weather-related activity in Australia, partially offset by a reduction in high-volume, low-complexity motor claims in China and Singapore where we have exited that product line in those countries. The revenue decrease in Europe and Rest of World for the six months ended June 30, 2016 compared with the same period in 2015 was due to a reduction in case volumes and changes in the mix of services provided.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment, which are included in total Company revenues, decreased slightly to $7.8 million and $14.6 million for the three months and six months ended June 30, 2016, respectively, from $8.0 million and $14.8 million in the comparable periods in 2015. These decreases primarily resulted from decreases in revenues in the 2016 periods.
Case Volume Analysis
International segment unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
U.K.	32,923	33,406	(1.4)%	70,028	61,594	13.7%
Canada	40,068	44,066	(9.1)%	79,097	92,708	(14.7)%
Asia-Pacific	21,733	37,419	(41.9)%	48,368	78,168	(38.1)%
Europe and Rest of World	66,262	80,040	(17.2)%	140,624	165,419	(15.0)%
Total International Cases Received	160,986	194,931	(17.4)%	338,117	397,889	(15.0)%
Overall case volumes were 17.4% and 15.0% lower in the three months and six months ended June 30, 2016 compared with the same periods in 2015. The U.K. case volumes were slightly lower in the second quarter 2016 due to a reduction in high-frequency, low-complexity claims, but were higher for the six months ended June 30, 2016 due primarily due to flooding-related cases received in the 2016 first quarter. The decreases in Canada were due to a reduction in weather-related case activity and high-frequency, low-complexity vehicle appraisals in the 2016 periods. The decreases in Asia-Pacific cases were due to a decline in high-frequency, low-complexity motor cases in Singapore and China described above. The reductions in case volumes in Europe and Rest of World were primarily due to a decline in high-frequency, low-complexity motor cases in Brazil where we have exited this product line in that country.
Direct Compensation, Fringe Benefits & Non-Employee Labor
As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 62.9% for the three months ended June 30, 2016 compared with 68.1% for the comparable period in 2015. and were 64.1% for the six months ended June 30, 2016 compared with 68.6% for the comparable period in 2015. The dollar amount of these expenses also decreased to $77.6 million for the three months ended June 30, 2016 from $88.1 million for the 2015 period. The dollar amount of this expense also decreased to $154.2 million for the six months ended June 30, 2016 from $174.0 million for the 2015 period. These decreases were due to the impact of cost reduction initiatives implemented in 2015 and improved staff utilization. There was an average of 4,319 full-time equivalent employees in this segment in the six months ended June 30, 2016 compared with an average of 4,780 in the 2015 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 28.2% of International segment revenues before reimbursements for the three months ended June 30, 2016, compared with 31.0% for the comparable period in 2015 and were 28.4% of International segment revenues before reimbursements for the six months ended June 30, 2016, compared with 30.0% for the comparable period in 2015. The amount of these expenses decreased to $34.7 million and $68.5 million for the three months and six months ended June 30, 2016, compared with $40.2 million and $76.0 million in the comparable 2015 periods. The decreases in both the amounts and percentages were primarily due to the impact of cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT
Our Broadspire segment reported operating earnings of $6.5 million, or 8.7% of revenues before reimbursements, for the second quarter of 2016, compared with $6.0 million, or 8.1% of revenue before reimbursements, for the second quarter of 2015. For the six months ended June 30, 2016, Broadspire operating earnings were $15.2 million, or 10.1% of revenues before reimbursements, compared with $9.5 million, or 6.7% of revenues before reimbursements, for the comparable 2015 period. Operating earnings improved from the 2015 to 2016 period due to higher revenues and improved control over operating expenses.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation, disability, and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
Workers' Compensation, Disability and Liability Claims Management	$31,670	$30,352	4.3%	$63,882	$59,537	7.3%
Medical Management Services	39,923	39,678	0.6%	80,284	76,318	5.2%
Risk Management Information Services	3,506	3,663	(4.3)%	7,133	7,510	(5.0)%
Total Broadspire Revenues before Reimbursements	$75,099	$73,693	1.9%	$151,299	$143,365	5.5%
The overall increases in revenues for the three- and six-month periods ended June 30, 2016 compared with the same periods in 2015 were primarily due to increased claims management revenues and higher average case values in the 2016 periods.
Revenues were positively impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 3.5% from the 2015 second quarter to the 2016 second quarter, and 6.4% for the six months ended June 30, 2016 compared with the same period in 2015. These increases were partially offset by unit volumes, measured principally by cases received, which decreased revenues by 1.6% in the three months ended June 30, 2016, and by 0.9% for the six months ended June 30, 2016 compared with the same periods in 2015.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million and $2.2 million for the three months and six months ended June 30, 2016 compared with $1.1 million and $2.0 million in the comparable 2015 periods.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
Workers' Compensation	45,530	45,449	0.2%	89,903	90,774	(1.0)%
Casualty	35,869	34,718	3.3%	72,249	70,727	2.2%
Other	27,484	30,473	(9.8)%	55,294	57,893	(4.5)%
Total Broadspire Cases Received	108,883	110,640	(1.6)%	217,446	219,394	(0.9)%
Overall case volumes were 1.6% lower in the three months ended June 30, 2016 compared with the same period in 2015. This was primarily due to a decrease in Medical Management referrals, partially offset by an increase in Workers' Compensation and Casualty cases due to new sales.
There was a 0.9% decrease in case volumes for the six months ended June 30, 2016 compared with the same period in 2015. This was primarily due to a decrease in Medical Management referrals, partially offset by an increase in Casualty cases resulting from new sales.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the quarter ended June 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 53.7% in 2015 to 56.2% in the comparable 2016 period. For the six months ended June 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased slightly from 55.2% in 2015 to 55.4% in the comparable 2016 period. The increases in the percent of revenues were due to decreased employee utilization. The amount of these expenses increased from $39.6 million in the three months ended June 30, 2015 to $42.2 million for the 2016 comparable period and from $79.1 million for the six months ended June 30, 2015 to $83.9 million for the 2016 comparable period, due to increases in employees.
Average full-time equivalent employees in this segment totaled 1,989 in the first six months of 2016, up from 1,845 in the comparable 2015 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 35.1% and 34.5% for the three months and six months ended June 30, 2016, respectively, compared with 38.2% and 38.1% in the comparable 2015 periods, respectively. The decreases in the percentage of revenues were due to expense growth being less than the growth in revenues in the 2016 periods. The amount of these expenses decreased from $28.1 million in the three months ended June 30, 2015 to $26.3 million for the 2016 comparable period, and from $54.7 million for the six months ended June 30, 2015 to $52.2 million for the 2016 comparable period, due to the impact of improved cost controls.

GARDEN CITY GROUP SEGMENT
Garden City Group revenues in the first six months of 2016 declined compared with the same prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project and another non-gulf related project. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2016, although at a reduced rate as compared with 2015. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
Our Garden City Group segment reported operating earnings of $2.7 million and $4.2 million for the three months and six months ended June 30, 2016, respectively, compared with $3.7 million and $8.7 million in the comparable 2015 periods, respectively. The related segment operating margin decreased from 10.8% for the quarter ended June 30, 2015 to 10.7% in the comparable 2016 period, and from 12.1% for the six months ended June 30, 2015 to 8.3% in the comparable 2016 period.

Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to class action settlements, mass tort, and bankruptcies, primarily in the U.S. As discussed above, Garden City Group revenues before reimbursements decreased 26.7% to $25.2 million in the second quarter of 2016, compared with $34.3 million for the same period in 2015. For the six-month period ended June 30, 2016, Garden City Group revenues before reimbursements decreased 30.0% to $50.2 million, compared with $71.7 million for the same period in 2015.
At June 30, 2016 we had a backlog of projects awarded totaling approximately $94.1 million, compared with $88.0 million at June 30, 2015. Of the $94.1 million backlog at June 30, 2016, an estimated $46.5 million is expected to be recognized as revenues over the remainder of 2016.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Garden City Group segment typically requires significant reimbursable out-of-pocket expenditures. Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $4.3 million in the 2016 second quarter compared with $8.9 million in the comparable period in 2015. For the six-month period ended June 30, 2016, Garden City Group reimbursements decreased to $8.2 million compared with $17.9 million for the comparable period in 2015. These decreases were due to a lower volume of case administration work on specific large projects in the 2016 periods.
Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 64.4% in the 2016 second quarter compared with 69.7% in the 2015 second quarter. The dollar amount of these expenses was $16.2 million for the 2016 period and $23.9 million for the comparable 2015 period. For the six-month periods ended June 30, these expenses as a percent of revenue before reimbursements were 66.2% for 2016 compared with 68.8% for 2015. The dollar amounts of these expenses were $33.2 million for the 2016 period and $49.3 million for the 2015 period. The declines in dollar values are primarily due to the winding down of the Deepwater Horizon special project. The reductions in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues were due to improved employee utilization in 2016. There was an average of 510 full-time equivalent employees in the 2016 six-month period, compared with an average of 771 in the 2015 period, decreasing as a result of decreased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 24.9% and 25.5% for the three months and six months ended June 30, 2016, respectively, compared with 19.5% and 19.1% for the comparable 2015 periods respectively. The dollar amount of these expenses decreased to $6.3 million in the 2016 second quarter as compared with $6.7 million in the 2015 second quarter and to $12.8 million in the first six months of 2016 compared with $13.7 million in the comparable 2015 period. The declines in dollar amounts were due to reductions in revenues in the 2016 periods and the related variable expenses associated with those revenues. The increases in expenses as a percent of revenues were due to the reductions in variable expenses being less than the reductions in revenues in the 2016 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. At June 30, 2016, we estimate that our effective income tax rate for 2016 will be approximately 38% after considering known discrete items.

The provision for income taxes on consolidated income totaled $11.4 million and $7.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in the provision for income taxes on consolidated income for the six months ended June 30, 2016 compared with the comparable period of 2015 was primarily due to the overall increase in income. The overall effective tax rate decreased for the six months ended June 30, 2016 as compared with the 2015 period due primarily to the permanent extension of the U.S. federal research and development credit, fluctuations in the mix of income earned, changes in enacted tax rates, and lower current year losses in jurisdictions with lower tax rates or in jurisdictions where the losses are unable to be benefited.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.7 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. Interest income totaled $151,000 and $195,000 for the three months ended June 30, 2016 and 2015, respectively. Corporate interest expense totaled $5.5 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Interest income totaled $221,000 and $360,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense in 2016 compared with the 2015 periods was due to increased borrowings outstanding, higher average interest rates, and increased amortization of loan costs during the 2016 periods. We pay interest based on variable rates. Future levels of interest expense will be dependent on the future direction of interest rates as well as the level of outstanding borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $137,000 was recognized during the three months ended June 30, 2016, compared with $178,000 for the comparable period in 2015. Stock option expense of $227,000 was recognized during the six months ended June 30, 2016, compared with $327,000 for the comparable period in 2015. The decrease from the comparable periods in 2015 was due to the higher expense recognized in the 2015 period due to the multi-year vesting schedule of a prior grant.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.4 million and $2.3 million for the three-month periods ended June 30, 2016 and 2015, respectively. Amortization expense associated with these intangible assets totaled $4.9 million and $4.4 million for the six-month periods ended June 30, 2016 and 2015, respectively. The increases in the 2016 periods over 2015 were due to the reduction of the preliminary estimated useful life of the GAB Robins customer relationship intangible asset from 18 years to 14 years during the three months ended December 31, 2015. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2016 and 2015, unallocated corporate and shared costs represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $5.9 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively. The increase for the three months ended June 30, 2016 was due to an increase in defined benefit pension expense and incentive compensation, partially offset by a decrease in professional fees. Unallocated corporate and shared costs were $10.5 million and $7.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase for the six months ended June 30, 2016 was due to an increase in defined benefit pension expense, self-insured expenses, and incentive compensation, partially offset by a decrease in professional fees.
Restructuring and Special Charges
Total restructuring and special charges for the three months and six months ended June 30, 2016 were $3.5 million and $5.9 million, respectively. There were $4.2 million and $5.3 million of restructuring and special charges during the three months and six months ended June 30, 2015, respectively. See "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2016, our working capital balance (current assets less current liabilities) was approximately $122.9 million, an increase of $11.1 million from the working capital balance at December 31, 2015. Our cash and cash equivalents were $59.4 million at June 30, 2016, compared with $76.1 million at December 31, 2015.
Cash and cash equivalents as of June 30, 2016 consisted of $15.8 million held in the U.S. and $43.6 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not expect to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by Operating Activities
Cash provided by operating activities was $11.5 million for the six months ended June 30, 2016, compared with $10.2 million for the comparable period of 2015. The improvement in cash provided by operating activities in the first six months of 2016 compared with the first six months of 2015 was primarily due to improved net income partially offset by an increase in working capital.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $17.1 million in the six months ended June 30, 2016 compared with $82.3 million in the first six months of 2015. This variance was due to the GAB Robins acquisition in 2015.
Cash Used in/Provided by Financing Activities
Cash used in financing activities was $11.0 million for the six months ended June 30, 2016 compared with $85.2 million provided by financing activities for the 2015 period. We paid $6.8 million in dividends in the both of the six-month periods ended June 30, 2016 and 2015. During the first six months of 2016, we decreased our short-term borrowings and book overdraft by $1.4 million, compared with an increase during the first six months of 2015 of $92.7 million, which primarily included borrowings to fund the GAB Robins acquisition.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $17.1 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $138.7 million at June 30, 2016. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $238.1 million as of June 30, 2016 compared with $247.3 million at December 31, 2015.
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

The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the U.K. plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $3.0 million and $3.2 million to its U.S. and U.K. plans, respectively, during the remainder of 2016. For the six-month period ended June 30, 2016, the Company made contributions of $6,000,000 and $3,072,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6,000,000 and $3,303,000, respectively, in the comparable period of 2015.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 compared with our Condensed Consolidated Balance Sheet as of December 31, 2015 were as follows:

•
Accounts receivable increased $5.6 million, or $7.4 million excluding foreign currency exchange impacts. This increase was due to increased receivables in Garden City Group when compared with December 31, 2015 balances.

•
Unbilled revenues increased $14.4 million or $13.3 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in the U.K., Canada, Australia and Garden City Group when compared with December 31, 2015 balances.

At June 30, 2016, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRDA or CRDB (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. No shares were repurchased during the first six months of 2016. As of June 30, 2016, the Company's authorization to repurchase shares of its common stock was limited to 1,455,300 shares.

Item 6. Exhibits
See Index to Exhibits on page 42.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 8, 2016	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2016	/s/ W. Bruce Swain
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

10.1	Employment Agreement between Harsha V. Agadi and Crawford & Company, dated August 3, 2016

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents