Form 10-Q
period 2016-09-30
CRAWFORD & CO
filed 2016-11-07
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of October 31, 2016, was as follows:

Class A Common Stock, $1.00 par value: 30,966,733
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2016

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2016 and 2015	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2016 and 2015	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Review Report of Independent Registered Public Accounting Firm	23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures		42

Index to Exhibits		43

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2016	2015
Revenues:

Revenues before reimbursements	$277,286	$293,335
Reimbursements	18,101	16,649
Total Revenues	295,387	309,984

Costs and Expenses:

Costs of services provided, before reimbursements	193,453	211,106
Reimbursements	18,101	16,649
Total costs of services	211,554	227,755

Selling, general, and administrative expenses	60,325	61,738

Corporate interest expense, net of interest income of $278 and $227, respectively	2,262	2,332

Restructuring and special charges	1,488	11,078

Total Costs and Expenses	275,629	302,903

Other Income	197	217

Income Before Income Taxes	19,955	7,298

Provision for Income Taxes	8,606	8,385

Net Income (Loss)	11,349	(1,087)

Net (Income) Loss Attributable to Noncontrolling Interests	(404)	230

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$10,945	$(857)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.21	$(0.01)
Class B Common Stock	$0.19	$(0.03)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.20	$(0.01)
Class B Common Stock	$0.18	$(0.03)

Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	30,922	30,807
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	31,665	30,807
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015
Revenues:

Revenues before reimbursements	$836,863	$885,510
Reimbursements	47,101	55,506
Total Revenues	883,964	941,016

Costs and Expenses:

Costs of services provided, before reimbursements	595,248	662,537
Reimbursements	47,101	55,506
Total costs of services	642,349	718,043

Selling, general, and administrative expenses	178,182	179,346

Corporate interest expense, net of interest income of $498 and $587, respectively	7,553	6,238

Restructuring and special charges	7,431	16,383

Total Costs and Expenses	835,515	920,010

Other Income	719	701

Income Before Income Taxes	49,168	21,707

Provision for Income Taxes	20,029	15,335

Net Income	29,139	6,372

Net Income Attributable to Noncontrolling Interests	(937)	(189)

Net Income Attributable to Shareholders of Crawford & Company	$28,202	$6,183

Earnings Per Share - Basic:
Class A Common Stock	$0.54	$0.14
Class B Common Stock	$0.48	$0.08

Earnings Per Share - Diluted:
Class A Common Stock	$0.53	$0.14
Class B Common Stock	$0.47	$0.08

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,731	30,668
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,200	31,156
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.21	$0.21
Class B Common Stock	$0.15	$0.15
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2016	2015

Net Income (Loss)	$11,349	$(1,087)

Other Comprehensive (Loss) Income
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(4,095)	(5,975)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,126 and $2,447, respectively	2,171	7,823

Other Comprehensive (Loss) Income	(1,924)	1,848

Comprehensive Income	9,425	761

Comprehensive (income) loss attributable to noncontrolling interests	(503)	20

Comprehensive Income Attributable to Shareholders of Crawford & Company	$8,922	$781

	Nine Months Ended September 30,
(In thousands)	2016	2015

Net Income	$29,139	$6,372

Other Comprehensive Income (Loss):
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(648)	(17,233)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $3,339 and $4,518, respectively	6,453	12,624

Other Comprehensive Income (Loss)	5,805	(4,609)

Comprehensive Income	34,944	1,763

Comprehensive loss attributable to noncontrolling interests	47	330

Comprehensive Income Attributable to Shareholders of Crawford & Company	$34,991	$2,093

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$71,663	$76,066
Accounts receivable, less allowance for doubtful accounts of $14,174 and $13,133, respectively	166,993	164,596
Unbilled revenues, at estimated billable amounts	112,775	98,659
Income taxes receivable	4,255	4,255
Prepaid expenses and other current assets	25,319	26,601
Total Current Assets	381,005	370,177
Property and Equipment:
Property and equipment	131,939	140,383
Less accumulated depreciation	(102,649)	(102,331)
Net Property and Equipment	29,290	38,052
Other Assets:
Goodwill	92,895	95,616
Intangible assets arising from business acquisitions, net	91,812	104,861
Capitalized software costs, net	80,990	79,996
Deferred income tax assets	43,995	47,371
Other noncurrent assets	45,844	47,333
Total Other Assets	355,536	375,177
TOTAL ASSETS	$765,831	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$8,007	$19,958
Accounts payable	47,634	44,615
Accrued compensation and related costs	71,180	68,843
Self-insured risks	14,020	14,122
Income taxes payable	12,170	4,419
Deferred rent	12,408	13,303
Other accrued liabilities	39,806	44,577
Deferred revenues	42,180	46,552
Current installments of long-term debt and capital leases	1,327	1,959
Total Current Liabilities	248,732	258,348
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	205,248	225,365
Deferred revenues	26,231	26,592
Self-insured risks	8,844	9,354
Accrued pension liabilities	110,722	121,732
Other noncurrent liabilities	16,663	17,664
Total Noncurrent Liabilities	367,708	400,707
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,952 and 30,537 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30,952	30,537
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	47,248	41,936
Retained earnings	257,201	239,161
Accumulated other comprehensive loss	(215,842)	(222,631)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	144,249	113,693
Noncontrolling interests	5,142	10,658
Total Shareholders' Investment	149,391	124,351
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$765,831	$783,406
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$29,139	$6,372
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,643	32,219
Stock-based compensation	3,246	2,369
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(7,628)	14,190
Unbilled revenues, net	(16,118)	(8,604)
Accrued or prepaid income taxes	9,067	9,838
Accounts payable and accrued liabilities	5,410	(31,247)
Deferred revenues	(4,153)	1,064
Accrued retirement costs	(7,128)	(14,952)
Prepaid expenses and other operating activities	7,605	9,890
Net cash provided by operating activities	50,083	21,139

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,782)	(10,296)
Capitalization of computer software costs	(13,653)	(16,182)
Payments for business acquisitions, net of cash acquired	(3,672)	(68,259)
Other investing activities	(95)	—
Net cash used in investing activities	(23,202)	(94,737)

Cash Flows From Financing Activities:
Cash dividends paid	(10,162)	(10,151)
Payments related to shares received for withholding taxes under stock-based compensation plans	(15)	(2)
Proceeds from shares purchased under employee stock-based compensation plans	1,208	1,196
Decrease in note payable for stock repurchase	(2,206)	—
Repurchases of common stock	—	(137)
Increases in short-term and revolving credit facility borrowings	79,664	126,032
Payments on short-term and revolving credit facility borrowings	(95,855)	(31,645)
Payments on capital lease obligations	(1,119)	(1,586)
Dividends paid to noncontrolling interests	(381)	(186)
Other financing activities	(12)	(4)
Net cash (used in) provided by financing activities	(28,878)	83,517

Effects of exchange rate changes on cash and cash equivalents	(2,406)	(4,046)
(Decrease) increase in cash and cash equivalents	(4,403)	5,873
Cash and cash equivalents at beginning of year	76,066	52,456
Cash and cash equivalents at end of period	$71,663	$58,329
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity, net	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	30,551	24,690	43,744	244,418	(222,293)	121,110	4,978	126,088
Net income	—	—	—	8,627	—	8,627	534	9,161
Other comprehensive income (loss)	—	—	—	—	8,474	8,474	(469)	8,005
Cash dividends paid	—	—	—	(3,389)	—	(3,389)	—	(3,389)
Stock-based compensation	—	—	1,228	—	—	1,228	—	1,228
Common stock activity, net	250	—	181	—	—	431	—	431
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance at June 30, 2016	30,801	24,690	45,153	249,656	(213,819)	136,481	5,020	141,501
Net income	—	—	—	10,945	—	10,945	404	11,349
Other comprehensive (loss) income	—	—	—	—	(2,023)	(2,023)	99	(1,924)
Cash dividends paid	—	—	—	(3,400)	—	(3,400)	—	(3,400)
Stock-based compensation	—	—	1,289	—	—	1,289	—	1,289
Acquisition of noncontrolling interests	—	—	209	—	—	209	(209)	—
Common stock activity, net	151	—	597		—	748	—	748
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(172)	(172)
Balance at September 30, 2016	$30,952	$24,690	$47,248	$257,201	$(215,842)	$144,249	$5,142	$149,391

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT — CONTINUED

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
(See accompanying notes to condensed consolidated financial statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.
Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawfordandcompany.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and the Company's financial position as of, September 30, 2016 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2016 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2016 and December 31, 2015, the liabilities of the deferred compensation plan were $9,464,000 and $9,861,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,143,000 and $15,881,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of September 30, 2016 were $9,352,000 and $11,026,000, respectively. Total assets and liabilities of LWI as of December 31, 2015 were $8,831,000 and $11,841,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $9,322,000 and $10,214,000 as of September 30, 2016 and December 31, 2015 respectively.

2. Business Acquisitions
On December 1, 2014, the Company acquired 100% of the capital stock of GAB Robins Holdings UK Limited ("GAB Robins"), a U.K. based international loss adjusting and claims management provider, for cash consideration of $71,812,000. During 2015, the Company paid an additional $2,182,000 related to net debt and net working capital adjustments under the terms of the acquisition agreement, which increased the purchase price to $73,994,000. The purchase was accounted for under the guidance of Accounting Standards Codification ("ASC") 805-10 as a business combination under the acquisition method. The purchase price included $6,329,000 placed in escrow for up to two years related to certain acquired contingencies per the terms of the acquisition agreement. As of September 30, 2016, $1,600,000 of the escrowed amount has been released. The acquisition was funded primarily through borrowings in the U.K. under the Company's credit facility.
Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over an estimated life of 14 years, and the remaining intangible assets are being amortized over periods ranging from two to five years. For the three months and nine months ended September 30, 2016, the Company recognized amortization expense of $841,000 and $2,595,000, respectively, in its unaudited condensed consolidated financial statements related to these intangibles. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. Goodwill attributable to the acquisition will not be deductible for tax purposes.
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

3. Recently Issued Accounting Standards
Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." The update addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this amendment may have on its cash flows.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through income. The amendment is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.
Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for annual periods beginning after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of control for goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changed the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. In March 2016 the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this update clarify the implementation guidance on principal versus agent consideration. ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," was issued in April 2016 to clarify the identification of performance obligations and to provide additional implementation guidance related to revenue from licensing arrangements. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," to clarify the collectibility criteria in the identification of a valid contract with a customer in step one of the revenue recognition process, among other clarifications. All of the above amendments to the guidance were issued with the same effective dates as ASU 2014-09.
The Company is currently evaluating its arrangements with customers and revenue streams against the requirements of this standard and the expected effect this update may have on its results of operations, financial condition and cash flows. The Company currently expects to adopt this new standard using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The new guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016, and it did not have a material effect on its results of operations, financial condition and cash flows.
Amendments to the Consolidation Analysis
In February 2015, FASB issued ASU 2015-02, "Consolidation (topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies) that are required to evaluate whether they should consolidate certain legal entities. The standard was effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company adopted this standard during the quarter ended March 31, 2016 with no effect to its results of operations, financial condition and cash flows.

4. Derivative Instruments
In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap required the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitled the U.S. parent to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also made interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent received payments based on U.S. 3-month LIBOR. The cross currency basis swap had a scheduled expiration date of September 30, 2025. The Company elected not to designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, were recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's unaudited Condensed Consolidated Statements of Operations over the term of the swap and substantially offset one another prior to the settlement defined below. The changes in the fair value of the cross currency basis swap did not exactly offset changes in the value of the intercompany note, as the fair value of this swap was determined based on forward rates while the value of the intercompany note was determined based on end of period spot rates. The net gains and losses for the swap historically were not significant.
During September 2016, the Company entered into a transaction ("settlement") in which the Canadian subsidiary repaid the intercompany note payable to the U.S. parent and the Company terminated the cross currency basis swap. In connection with the settlement in the third quarter of 2016, the Company received proceeds of $4,100,000 in exchange for terminating the cross currency basis swap. For the three months ended September 30, 2016, the Company recognized a net loss of $585,000 due to changes in the fair value of the cross currency basis swap, the value of the intercompany note, and on the settlement. A net loss was recognized on the settlement due to a change in the forward rates used to value the cross currency basis swap which was not substantially offset by the change in the value of the intercompany note based on the spot rate on the day of the settlement.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At September 30, 2016, the Company estimates that its effective income tax rate for 2016 will be approximately 40% after considering known discrete items. The Company's effective tax rate was lower in the 2016 periods compared with the comparable periods of 2015 primarily due to the fluctuations in the mix of income earned, lower current year losses in jurisdictions where the losses are unable to be benefited, permanent extension of the U.S. federal research and development credit and changes in enacted tax rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$167	$(208)	$825	$1,224
Interest cost	6,726	8,187	23,298	24,459
Expected return on assets	(8,024)	(10,604)	(28,782)	(31,428)
Amortization of actuarial loss	2,911	3,396	9,729	9,660
Net periodic benefit cost	$1,780	$771	$5,070	$3,915
For the nine-month period ended September 30, 2016, the Company made contributions of $9,000,000 and $4,564,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9,000,000 and $4,945,000, respectively, in the comparable periods of 2015. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $1,400,000 to its U.K. plan during the remainder of 2016. No additional contributions are expected to be made for the U.S. plan during the remainder of 2016.

7. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. For all three quarters of 2016 and 2015 the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$4,196	$3,350	$(2,360)	$(1,891)	$10,003	$8,037	$(2,198)	$(1,770)
Dividends paid	2,166	1,234	2,160	1,234	6,459	3,703	6,447	3,704
Net income (loss) attributable to common shareholders, basic	$6,362	$4,584	$(200)	$(657)	$16,462	$11,740	$4,249	$1,934

Denominator:
Weighted-average common shares outstanding, basic	30,922	24,690	30,807	24,690	30,731	24,690	30,668	24,690
Earnings (loss) per share - basic	$0.21	$0.19	$(0.01)	$(0.03)	$0.54	$0.48	$0.14	$0.08

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$4,240	$3,306	$(2,360)	$(1,891)	$10,071	$7,969	$(2,214)	$(1,754)
Dividends paid	2,166	1,234	2,160	1,234	6,459	3,703	6,447	3,704
Net income (loss) attributable to common shareholders, diluted	$6,406	$4,540	$(200)	$(657)	$16,530	$11,672	$4,233	$1,950

Denominator:
Weighted-average common shares outstanding, basic	30,922	24,690	30,807	24,690	30,731	24,690	30,668	24,690
Weighted-average effect of dilutive securities	743	—	—	—	469	—	488	—
Weighted-average common shares outstanding, diluted	31,665	24,690	30,807	24,690	31,200	24,690	31,156	24,690
Earnings (loss) per share - diluted	$0.20	$0.18	$(0.01)	$(0.03)	$0.53	$0.47	$0.14	$0.08
Listed below are the shares excluded from the denominator in the above computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	50	15	70	32
Performance stock grants excluded because performance conditions have not been met (1)	895	1,819	895	1,969
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved. The performance measurements for approximately 529,000 outstanding performance stock grants as of September 30, 2016 are expected to be achieved by December 31, 2016.

The following table details shares issued during the three months and nine months ended September 30, 2016 and September 30, 2015. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
CRD-A issued under non-employee director stock plan	2	4	121	59
CRD-A issued under the Employee Stock Purchase Plan	119	107	119	107
CRD-A issued under the U.K. ShareSave Scheme	10	5	151	101
CRD-A issued under the International Employee Stock Purchase Plan	7	7	7	7
CRD-A issued under the Executive Stock Bonus Plan	13	20	17	94

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
During the three months and nine months ended September 30, 2016, the Company did not repurchase any shares. During the three months and nine months ended September 30, 2015, the Company repurchased 500,000 and 517,700 shares of CRD-A, respectively, at an average cost of $6.62 and $6.66 per share, respectively. The Company did not repurchase any shares of CRD-B during any of these periods.

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

	Three months ended September 30, 2016			Nine months ended September 30, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(19,817)	$(194,002)	$(213,819)	$(24,347)	$(198,284)	$(222,631)
Other comprehensive (loss) income before reclassifications	(4,194)	—	(4,194)	336	—	336
Amounts reclassified from accumulated other comprehensive income	—	2,171	2,171	—	6,453	6,453
Net current period other comprehensive (loss) income	(4,194)	2,171	(2,023)	336	6,453	6,789
Ending balance	$(24,011)	$(191,831)	$(215,842)	$(24,011)	$(191,831)	$(215,842)

	Three months ended September 30, 2015			Nine months ended September 30, 2015
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(15,188)	$(212,498)	$(227,686)	$(4,659)	$(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(6,185)	—	(6,185)	(16,714)	—	(16,714)
Amounts reclassified from accumulated other comprehensive income	—	7,823	7,823	—	12,624	12,624
Net current period other comprehensive (loss) income	(6,185)	7,823	1,638	(16,714)	12,624	(4,090)
Ending balance	$(21,373)	$(204,675)	$(226,048)	$(21,373)	$(204,675)	$(226,048)
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

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2016
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,042	$10,042	$—	$—

Liabilities:
Contingent earnout liability (2)	1,742	—	—	1,742
________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The fair value of the contingent earnout liability for the 2014 acquisition of Buckley Scott Holdings Limited ("Buckley Scott") was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, the liability is a Level 3 fair value measurement. The valuation is sensitive to Level 3 data, with a maximum possible earnout of $1,742,000 at September 30, 2016, the same as the fair value recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement. The fair value of the earnout was $1,921,000, with a maximum possible earnout of $2,027,000, at December 31, 2015. The change in the Level 3 fair value at September 30, 2016 was due to foreign currency translation adjustments and imputed interest.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or nine months ended September 30, 2016. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and nine months ended September 30, 2016 and 2015 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
U.S. Services	$56,470	$62,080	$173,813	$185,683
International	121,644	128,198	362,401	381,706
Broadspire	76,676	74,225	227,975	217,590
Garden City Group	22,496	28,832	72,674	100,531
Total segment revenues before reimbursements	277,286	293,335	836,863	885,510
Reimbursements	18,101	16,649	47,101	55,506
Total revenues	$295,387	$309,984	$883,964	$941,016

Segment Operating Earnings:
U.S. Services	$9,379	$10,841	$28,012	$24,837
International	13,236	7,974	31,243	11,484
Broadspire	8,263	7,435	23,497	16,981
Garden City Group	2,351	1,141	6,537	9,813
Total segment operating earnings	33,229	27,391	89,289	63,115

Deduct:
Unallocated corporate and shared costs, net	(6,947)	(4,303)	(17,454)	(11,648)
Net corporate interest expense	(2,262)	(2,332)	(7,553)	(6,238)
Stock option expense	(176)	(30)	(403)	(357)
Amortization of customer-relationship intangible assets	(2,401)	(2,350)	(7,280)	(6,782)
Restructuring and special charges	(1,488)	(11,078)	(7,431)	(16,383)
Income before income taxes	$19,955	$7,298	$49,168	$21,707
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
U.S. Services
U.S. Claims Field Operations	$21,598	$21,468	$62,207	$65,164
U.S. Technical Services	7,126	7,661	21,056	21,747
U.S. Catastrophe Services	9,198	17,305	35,153	54,274
Subtotal U.S. Claims Services	37,922	46,434	118,416	141,185
U.S. Contractor Connection	18,548	15,646	55,397	44,498
Total Revenues before Reimbursements--U.S. Services	$56,470	$62,080	$173,813	$185,683

Broadspire
Workers' Compensation, Disability and Liability Claims Management	$32,028	$30,583	$95,910	$90,120
Medical Management Services	41,149	39,983	121,433	116,301
Risk Management Information Services	3,499	3,659	10,632	11,169
Total Revenues before Reimbursements--Broadspire	$76,676	$74,225	$227,975	$217,590

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2016, the aggregate committed amount of letters of credit outstanding under the credit facility was $13,809,000.
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
The agreement relating to the 2014 acquisition of Buckley Scott contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,742,000, the same as the maximum potential earnout.

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

12. Restructuring and Special Charges
Total restructuring and special charges for the three months ended September 30, 2016 and 2015 were $1,488,000 and $11,078,000, respectively. Total restructuring and special charges for the nine months ended September 30, 2016 and 2015 were $7,431,000 and $16,383,000, respectively.
Restructuring Charges
Restructuring charges for the three months and nine months ended September 30, 2016 of $1,361,000 and $6,531,000 were incurred related to the establishment and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"). Other restructuring charges consist of asset impairments and lease termination costs, integration costs related to the GAB Robins acquisition and other restructuring activities.
The following table shows the restructuring charges incurred by type of activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Implementation and phase-in of the Centers	$775	$1,604	$3,177	$3,863
Asset impairments and lease termination costs	—	—	1,165	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	586	4,177	2,189	5,224
Restructuring activities for U.S. Services segment	—	319	—	2,318
Total restructuring charges	$1,361	$6,100	$6,531	$11,405

Costs associated with the Centers were primarily for professional fees and severance costs. Integration costs related to the GAB Robins acquisition and International segment restructuring were predominantly made up of severance and professional fees and other costs.
As of September 30, 2016, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges recorded in 2012, 2015, and 2016. The rollforward of these costs to September 30, 2016 were as follows:

	Three months ended September 30, 2016
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, June 30, 2016	$3,381	$3,566	$805	$3,149	$10,901
Additions	—	382	1,380	(401)	1,361
Adjustments to accruals	(391)	—	—	—	(391)
Cash payments	—	(1,769)	(2,025)	(1,557)	(5,351)
Ending balance, September 30, 2016	$2,990	$2,179	$160	$1,191	$6,520

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Nine months ended September 30, 2016
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, January 1, 2016	$3,571	$7,006	$1,066	$3,257	$14,900
Additions	1,271	2,751	3,018	(509)	6,531
Adjustments to accruals	(933)	—	—	—	(933)
Cash payments	(919)	(7,578)	(3,924)	(1,557)	(13,978)
Ending balance, September 30, 2016	$2,990	$2,179	$160	$1,191	$6,520

Special Charges
The Company recorded special charges for the three months and nine months ended September 30, 2016 of $127,000 and $900,000. The special charges consisted of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies" and other professional fees. At September 30, 2016, substantially all special charges had been paid. The Company recorded special charges for both the three months and nine months ended September 30, 2015 of $4,978,000. The special charges were comprised of two components: (1) $1,627,000 in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $3,351,000.

13. Subsequent Event
Effective October 10, 2016, the Company entered into a 13 year operating lease for approximately 109,000 square feet of office space in Atlanta, Georgia, as a replacement and consolidation for its Atlanta Support Center beginning late 2017. The Company has future total lease payments associated with the lease of approximately $31,000,000.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2016, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
November 7, 2016

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2015. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is one of the world's largest independent providers of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.
Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $16.0 million or 5.5% for the three months ended September 30, 2016 and $48.6 million or 5.5% for the nine months ended September 30, 2016 compared with the same periods of 2015. The decreases in revenues for the third quarter and nine-month periods were due to decreases in revenues in our U.S. Services, International and Garden City Group segments, slightly offset by an increase in revenues in our Broadspire segment. Changes in foreign exchange rates reduced revenues in the International segment by $6.1 million for the three months ended September 30, 2016 and $23.4 million for the nine months ended September 30, 2016.
Costs of services provided, before reimbursements, decreased $17.7 million or 8.4% for the three months ended September 30, 2016 and $67.3 million or 10.2% for the nine months ended September 30, 2016 compared with the same periods of 2015. These decreases were primarily due to decreases in compensation in our U.S. Services, International and Garden City Group segments and decreases in non-employee labor across all segments.
Selling, general, and administrative ("SG&A") expenses were 2.3% lower in the third quarter and 0.6% lower in the nine months ended September 30, 2016 compared with the same periods of 2015. The decrease in expense for the three months ended September 30, 2016 was primarily due to a decrease in self-insurance expense compared with the 2015 period. The decrease for the nine months ended September 30, 2016 was due to a decrease in administrative compensation expense resulting from cost reduction initiatives in 2015, partially offset by an increase in professional fees.
Restructuring and Special Charges
During the three months and nine months ended September 30, 2016 we recorded $1.5 million and $7.4 million, respectively, in restructuring and special charges, and for the same periods of 2015 we recorded $11.1 million and $16.4 million, respectively.
Included in these totals are restructuring charges for the three months and nine months ended September 30, 2016 and 2015 as summarized below:

Restructuring Charges	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Implementation and phase-in of the Centers	$775	$1,604	$3,177	$3,863
Asset impairments and lease termination costs	—	—	1,165	—
Integration costs related to the GAB Robins acquisition and International segment restructuring	586	4,177	2,189	5,224
Restructuring activities for U.S. Services segment	—	319	$—	2,318
Total restructuring charges	$1,361	$6,100	$6,531	$11,405

The Company expects to incur restructuring and special charges in 2016 totaling $11.0 million pretax. This is expected to be comprised of $4.4 million related to the Centers and $6.6 million related to previously announced restructuring plans and other special charges. As a result of restructuring charges incurred related to the Centers in 2015 and 2016, the Company expects to achieve $10.3 million in savings in 2016. The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.
The Company recorded special charges for the three months and nine months ended September 30, 2016 of $127,000 and $900,000 respectively. The special charges consisted of legal and professional fees related to the ongoing investigation as disclosed in Note 11 "Commitments and Contingencies" and other professional fees. The Company recorded special charges for the three months ended September 30, 2015 of $5.0 million. The special charges were comprised of two components: (1) $1.6 million in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $3.4 million.
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
Our International segment results are impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of the segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our operations in this segment.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
U.S. Services	$56,470	$62,080	$173,813	$185,683
International	121,644	128,198	362,401	381,706
Broadspire	76,676	74,225	227,975	217,590
Garden City Group	22,496	28,832	72,674	100,531
Total revenues, before reimbursements	277,286	293,335	836,863	885,510
Reimbursements	18,101	16,649	47,101	55,506
Total Revenues	$295,387	$309,984	$883,964	$941,016

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$32,574	$36,746	$100,518	$114,747
% of related revenues before reimbursements	57.7%	59.2%	57.8%	61.8%
International	76,126	82,836	230,363	256,846
% of related revenues before reimbursements	62.6%	64.6%	63.6%	67.3%
Broadspire	41,891	39,144	125,753	118,263
% of related revenues before reimbursements	54.6%	52.7%	55.2%	54.4%
Garden City Group	14,712	21,448	47,923	70,773
% of related revenues before reimbursements	65.4%	74.4%	65.9%	70.4%
Total	$165,303	$180,174	$504,557	$560,629
% of Revenues before reimbursements	59.6%	61.4%	60.3%	63.3%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$14,517	$14,493	$45,283	$46,099
% of related revenues before reimbursements	25.7%	23.3%	26.1%	24.8%
International	32,282	37,388	100,795	113,376
% of related revenues before reimbursements	26.5%	29.2%	27.8%	29.7%
Broadspire	26,522	27,646	78,725	82,346
% of related revenues before reimbursements	34.6%	37.3%	34.5%	37.8%
Garden City Group	5,433	6,243	18,214	19,945
% of related revenues before reimbursements	24.1%	21.6%	25.1%	19.8%
Total before reimbursements	78,754	85,770	243,017	261,766
% of Revenues before reimbursements	28.4%	29.2%	29.0%	29.6%
Reimbursements	18,101	16,649	47,101	55,506
Total	$96,855	$102,419	$290,118	$317,272
% of Revenues	32.8%	33.0%	32.8%	33.7%
Operating Earnings:
U.S. Services	$9,379	$10,841	$28,012	$24,837
% of related revenues before reimbursements	16.6%	17.5%	16.1%	13.4%
International	13,236	7,974	31,243	11,484
% of related revenues before reimbursements	10.9%	6.2%	8.6%	3.0%
Broadspire	8,263	7,435	23,497	16,981
% of related revenues before reimbursements	10.8%	10.0%	10.3%	7.8%
Garden City Group	2,351	1,141	6,537	9,813
% of related revenues before reimbursements	10.5%	4.0%	9.0%	9.8%
Deduct:
Unallocated corporate and shared costs, net	(6,947)	(4,303)	(17,454)	(11,648)
Net corporate interest expense	(2,262)	(2,332)	(7,553)	(6,238)
Stock option expense	(176)	(30)	(403)	(357)
Amortization of customer-relationship intangible assets	(2,401)	(2,350)	(7,280)	(6,782)
Restructuring and special charges	(1,488)	(11,078)	(7,431)	(16,383)
Income before income taxes	19,955	7,298	49,168	21,707
Provision for income taxes	(8,606)	(8,385)	(20,029)	(15,335)
Net income (loss)	11,349	(1,087)	29,139	6,372
Net (income) loss attributable to noncontrolling interests	(404)	230	(937)	(189)
Net income (loss) attributable to shareholders of Crawford & Company	$10,945	$(857)	$28,202	$6,183

U.S. SERVICES SEGMENT
Operating earnings for our U.S. Services segment were $9.4 million, or 16.6% of revenues before reimbursements, in the third quarter of 2016, compared with $10.8 million, or 17.5% of revenues before reimbursements, in the third quarter of 2015. For the nine months ended September 30, 2016, operating earnings increased to $28.0 million, or 16.1% of revenues before reimbursements, from $24.8 million, or 13.4% of revenues before reimbursements for the 2015 comparable period. The reduction in the 2016 third quarter compared to the 2015 period was due to a reduction in revenues in U.S. Claims Services, primarily in the U.S. Catastrophe Services service line. The increase for the 2016 nine-month period compared with the 2015 period was primarily due to an increase in revenues in our U.S. Contractor Connection service line in 2016 and the impact of cost reduction initiatives undertaken during 2015.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
U.S. Claims Field Operations	$21,598	$21,468	0.6%	$62,207	$65,164	(4.5)%
U.S. Technical Services	7,126	7,661	(7.0)%	21,056	21,747	(3.2)%
U.S. Catastrophe Services	9,198	17,305	(46.8)%	35,153	54,274	(35.2)%
Subtotal U.S. Claims Services	37,922	46,434	(18.3)%	118,416	141,185	(16.1)%
U.S. Contractor Connection	18,548	15,646	18.5%	55,397	44,498	24.5%
Total U.S. Services Revenues before Reimbursements	$56,470	$62,080	(9.0)%	$173,813	$185,683	(6.4)%
Overall, there were decreases in revenues in the U.S. Services segment in the third quarter and nine months ended September 30, 2016 compared with the comparable 2015 periods. These decreases were primarily due to a reduction in U.S. Catastrophe Services, partially offset by increases in revenues in U.S. Contractor Connection. There was an increase in segment unit volume, measured principally by cases received, of 2.8% for the 2016 third quarter and 2.1% for the nine months ended September 30, 2016, compared with the 2015 periods. Changes in the overall mix of services provided and rates charged for those services decreased revenues by approximately 0.6% and 1.9% in the three months and nine months ended September 30, 2016 compared with the 2015 periods.
Revenues in our U.S. Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $6.3 million and $27.2 million of revenues in the three months and nine months ended September 30, 2016, compared with $13.2 million and $39.5 in the three months and nine months ended September 30, 2015. These decreases represent 11.2% and 6.6% negative variances in U.S. Services revenues for the three months and nine months ended September 30, 2016, respectively, compared with the 2015 periods. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.
U.S. Contractor Connection revenues in the third quarter and nine months ended September 30, 2016 increased compared with the same periods of 2015 due to increases in cases received and higher average case values in the 2016 periods. This increase was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks. There was also an increase in revenues in both 2016 periods due to a project for which no cases were received.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment, which were included in total Company revenues, were $2.2 million for both the three-month periods ended September 30, 2016 and 2015. Reimbursements were $6.2 million and $6.3 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Although revenues decreased in the 2016 periods, reimbursed expenses remained relatively consistent, as the revenue decrease was primarily due to reductions associated with the outsourcing project described above, which did not have any reimbursed expenses.

Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
U.S. Claims Field Operations	39,209	39,949	(1.9)%	116,321	121,511	(4.3)%
U.S. Technical Services	2,410	2,171	11.0%	6,766	5,819	16.3%
U.S. Catastrophe Services	2,927	2,585	13.2%	16,221	15,905	2.0%
Subtotal U.S. Claims Services	44,546	44,705	(0.4)%	139,308	143,235	(2.7)%
U.S. Contractor Connection	54,660	51,815	5.5%	157,327	147,387	6.7%
Total U.S. Services Cases Received	99,206	96,520	2.8%	296,635	290,622	2.1%
Overall, there was an increase in segment unit volume, measured principally by cases received, of 2.8% for the 2016 third quarter compared with the 2015 period, primarily due to an increase in U.S. Contractor Connection cases, partially offset by a slight decrease in total U.S. Claims Services. There was an increase in cases received of 2.1% for the nine months ended September 30, 2016 compared with the 2015 period due to an increase in U.S. Contractor Connection cases partially offset by a decrease in U.S. Claims Services cases received.
The decreases in U.S. Claims Services cases for the three months and nine months ended September 30, 2016 compared with the 2015 periods were due to reductions in weather-related activity in U.S. Claims Field Operations, partially offset by increases in U.S. Technical Services and U.S. Catastrophe cases resulting from new clients. The increases in U.S. Contractor Connection cases were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 57.7% in the third quarter of 2016 decreasing from 59.2% in the third quarter of 2015. For the nine months ended September 30, 2016, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 57.8%, compared with 61.8% for the comparable period in 2015. These decreases were due to the impact of a realignment of staff in our U.S. Claims Field Operations during 2015.
The dollar amount of these expenses also decreased in the 2016 three-month period to $32.6 million from $36.7 million in the comparable 2015 period and decreased in the nine months ended September 30, 2016 to $100.5 million from $114.7 million in the comparable 2015 period. These decreases were due to fewer average employees in the 2016 periods. There was an average of 1,358 full-time equivalent employees (including 344 catastrophe adjusters) in this segment during the first nine months of 2016, compared with an average of 1,504 employees (including 459 catastrophe adjusters) during the 2015 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.5 million, or 25.7% of segment revenues before reimbursements, for the quarter ended September 30, 2016 compared with $14.5 million, or 23.3% of segment revenues before reimbursements, for the comparable quarter of 2015. For the nine months ended September 30, 2016, the expenses were $45.3 million, or 26.1% of segment revenues before reimbursements, compared with $46.1 million, or 24.8% of segment revenues before reimbursements, for the comparable period of 2015. The 2016 decreases in amounts were due to the impact of continuing expense controls including a reduction in rent and other office expenses, and reductions in other administrative expenses. The increases in expense as a percent of revenues were due to reductions in variable expenses being less than the reduction in revenues in the 2016 periods.

INTERNATIONAL SEGMENT
Operating earnings in our International segment increased to $13.2 million, or 10.9% of revenues before reimbursements, for the three months ended September 30, 2016 compared with 2015 third quarter operating earnings of $8.0 million, or 6.2% of revenues before reimbursements. Operating earnings in our International segment increased to $31.2 million, or 8.6% of revenues before reimbursements, for the nine months ended September 30, 2016 compared with operating earnings of $11.5 million or 3.0% of revenues before reimbursements for the nine months ended September 30, 2015. The increases in operating earnings were the result of improvements in all of our major operating regions and the impact of cost reduction initiatives implemented in 2015.
Revenues before Reimbursements
International segment revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2015
(in thousands, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	Variance
U.K.	$43,160	$47,939	(10.0)%	$48,031	0.2%
Canada	28,080	27,043	3.8%	28,124	4.0%
Asia-Pacific	27,350	28,761	(4.9)%	28,138	(2.2)%
Europe and Rest of World	23,054	24,455	(5.7)%	23,438	(4.2)%
Total International Revenues before Reimbursements	$121,644	$128,198	(5.1)%	$127,731	(0.4)%

	Nine months ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2015
(in thousands, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	Variance
U.K.	$134,134	$139,642	(3.9)%	$144,301	3.3%
Canada	80,304	85,284	(5.8)%	83,868	(1.7)%
Asia-Pacific	78,739	79,123	(0.5)%	83,659	5.7%
Europe and Rest of World	69,224	77,657	(10.9)%	74,011	(4.7)%
Total International Revenues before Reimbursements	$362,401	$381,706	(5.1)%	$385,839	1.1%
Revenues before reimbursements from our International segment totaled $121.6 million in the three months ended September 30, 2016, compared with $128.2 million in the 2015 period. Changes in foreign exchange rates decreased our International segment revenues by approximately 4.7%, or $6.1 million, for the three months ended September 30, 2016 as compared with the 2015 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $127.7 million for the three months ended September 30, 2016. Overall case volumes decreased 11.4% for the three months ended September 30, 2016 compared with the same period of 2015. Changes in product mix and in the rates charged for those services accounted for an 11.0% revenue increase for the three months ended September 30, 2016 compared with the same period in 2015.
Revenues before reimbursements from our International segment totaled $362.4 million in the first nine months of 2016, compared with $381.7 million in the comparable 2015 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 6.2%, or $23.4 million, for the nine months ended September 30, 2016 as compared with the 2015 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $385.8 million for the nine months ended September 30, 2016. Overall case volumes decreased 13.8% for the nine months ended September 30, 2016 compared with the same period of 2015. Changes in product mix and in the rates charged for those services accounted for a 14.9% revenue increase for the nine months ended September 30, 2016 compared with the same period in 2015.

The decrease in revenues in the U.K. for the third quarter of 2016 compared with the third quarter of 2015 was due to a change in foreign exchange rates and a decrease in case volumes, partially offset by an increase from a change in the mix of services provided. Revenues in Canada increased in the three months ended September 30, 2016 compared with the 2015 period due to cases received from the Fort McMurray wildfires. The revenue decrease in Asia-Pacific was due to a reduction in high-volume, low-complexity motor cases in China and Singapore where we have exited that product line in those countries, partially offset by an increase in revenues from new cases due to weather-related activity in Australia. The decrease in Europe and Rest of World revenues in the third quarter of 2016 compared with the same period in 2015 was primarily due to a reduction in case volumes and changes in the mix of services provided in Scandinavia, and a reduction in high-volume, low-complexity motor cases in Brazil where we have exited that product line in that country.
The decrease in revenues in the U.K. for the nine months ended September 30, 2016 compared with the comparable period of 2015 was due to the change in foreign exchange rates. Absent the change in exchange rates, U.K. revenues would have increased as a result of cases received from flooding in that country in the 2016 first quarter. Revenues in Canada decreased in the nine months ended September 30, 2016 compared with the 2015 period due primarily to a reduction in weather-related activity and the change in exchange rates. There was a slight revenue decrease in Asia-Pacific in the 2016 nine-month period due to the change in foreign exchange rates. Absent the change in exchange rates, Asia-Pacific revenues would have increased due to an increase in weather-related activity in Australia, partially offset by a reduction in high-volume, low-complexity motor cases in China and Singapore where we have exited that product line in those countries. The revenue decrease in Europe and Rest of World for the nine months ended September 30, 2016 compared with the same period in 2015 was due to a reduction in case volumes and changes in the mix of services provided in Scandinavia, and a reduction in high-volume, low-complexity motor cases in Brazil where we have exited that product line in that country.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment, which are included in total Company revenues, increased to $10.4 million and $25.0 million for the three months and nine months ended September 30, 2016, respectively, from $8.2 million and $22.9 million, respectively, in the comparable periods in 2015. These increases were due to the increased revenues in Canada from the Fort McMurray wildfires, and the increased use of third parties on higher value cases in Europe and Asia-Pacific.
Case Volume Analysis
International segment unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
U.K.	32,004	32,821	(2.5)%	102,032	94,415	8.1%
Canada	46,625	48,133	(3.1)%	125,722	140,841	(10.7)%
Asia-Pacific	26,151	37,615	(30.5)%	74,519	115,783	(35.6)%
Europe and Rest of World	69,504	78,162	(11.1)%	210,128	243,581	(13.7)%
Total International Cases Received	174,284	196,731	(11.4)%	512,401	594,620	(13.8)%
Overall case volumes were 11.4% and 13.8% lower in the three months and nine months ended September 30, 2016 compared with the same periods in 2015. The U.K. case volumes were slightly lower in the third quarter 2016 due to a reduction in high-frequency, low-complexity cases, but were higher for the nine months ended September 30, 2016 due primarily due to flooding-related cases received in the 2016 first quarter. The decreases in Canada were due to a reduction in high-frequency, low-complexity vehicle appraisals in the 2016 periods. The decreases in Asia-Pacific cases were due to a decline in high-frequency, low-complexity motor cases in Singapore and China described above. The reductions in case volumes in Europe and Rest of World were primarily due to a decline in high-frequency, low-complexity motor cases in Brazil where we have exited this product line in that country.

Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 62.6% for the three months ended September 30, 2016 compared with 64.6% for the comparable period in 2015, and were 63.6% for the nine months ended September 30, 2016 compared with 67.3% for the comparable period in 2015. The dollar amount of these expenses also decreased to $76.1 million for the three months ended September 30, 2016 from $82.8 million for the 2015 period, and to $230.4 million for the nine months ended September 30, 2016 from $256.8 million for the comparable 2015 period. These decreases were due to the impact of cost reduction initiatives implemented in 2015 and improved staff utilization. There was an average of 4,282 full-time equivalent employees in this segment in the nine months ended September 30, 2016 compared with an average of 4,744 in the 2015 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 26.5% of International segment revenues before reimbursements for the three months ended September 30, 2016, compared with 29.2% for the comparable period in 2015, and were 27.8% of International segment revenues before reimbursements for the nine months ended September 30, 2016 compared with 29.7% for the comparable period in 2015. The amount of these expenses decreased to $32.3 million and $100.8 million for the three months and nine months ended September 30, 2016, compared with $37.4 million and $113.4 million in the comparable 2015 periods. The decreases in amounts were due to changes in foreign exchange rates and the impact of cost reduction initiatives. The decreases in expenses as a percent of revenues were primarily due to the impact of cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT
Our Broadspire segment reported operating earnings of $8.3 million, or 10.8% of revenues before reimbursements, for the third quarter of 2016, compared with $7.4 million, or 10.0% of revenues before reimbursements, for the third quarter of 2015. For the nine months ended September 30, 2016, Broadspire operating earnings were $23.5 million, or 10.3% of revenues before reimbursements, compared with $17.0 million, or 7.8% of revenues before reimbursements, for the comparable 2015 period. Operating earnings improved from the 2015 to 2016 periods due to higher revenues and improved control over operating expenses.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from workers' compensation, disability, and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation, and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
Workers' Compensation, Disability and Liability Claims Management	$32,028	$30,583	4.7%	$95,910	$90,120	6.4%
Medical Management Services	41,149	39,983	2.9%	121,433	116,301	4.4%
Risk Management Information Services	3,499	3,659	(4.4)%	10,632	11,169	(4.8)%
Total Broadspire Revenues before Reimbursements	$76,676	$74,225	3.3%	$227,975	$217,590	4.8%
The overall increases in revenues for the three- and nine-month periods ended September 30, 2016 compared with the same periods in 2015 were primarily due to increased claims and medical management revenues and higher average case values in the 2016 periods.
Revenues were positively impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 2.0% from the 2015 third quarter to the 2016 third quarter, and 5.0% for the nine months ended September 30, 2016 compared with the same periods in 2015. These increases were partially offset by unit volumes, measured principally by cases received, which increased revenues by 1.3% in the three months ended September 30, 2016, but decreased revenues by 0.2% for the nine months ended September 30, 2016 compared with the same periods in 2015.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment, which are included in total Company revenues, were $1.1 million and $3.3 million for the three months and nine months ended September 30, 2016 compared with $1.1 million and $3.2 million in the comparable 2015 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
Workers' Compensation	46,378	46,160	0.5%	136,281	136,934	(0.5)%
Casualty	40,347	37,938	6.3%	112,596	108,665	3.6%
Other	25,819	27,024	(4.5)%	81,113	84,917	(4.5)%
Total Broadspire Cases Received	112,544	111,122	1.3%	329,990	330,516	(0.2)%
Overall case volumes were 1.3% higher in the three months ended September 30, 2016 compared with the same period in 2015. This was primarily due to an increase in Workers' Compensation and Casualty cases due to new sales, partially offset by a decrease in Medical Management referrals.
There was a 0.2% decrease in case volumes for the nine months ended September 30, 2016 compared with the same period in 2015. This was primarily due to a decrease in Medical Management referrals, partially offset by an increase in Casualty cases resulting from new sales.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the quarter ended September 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 52.7% in 2015 to 54.6% in the comparable 2016 period. For the nine months ended September 30, direct compensation and fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 54.4% in 2015 to 55.2% in the comparable 2016 period. The increases in the percent of revenues were due to an increase in employees and increased incentive compensation. The amount of these expenses increased from $39.1 million in the three months ended September 30, 2015 to $41.9 million for the 2016 comparable period and from $118.3 million for the nine months ended September 30, 2015 to $125.8 million for the 2016 comparable period, due to increases in employees.
Average full-time equivalent employees in this segment totaled 1,994 in the first nine months of 2016, up from 1,884 in the comparable 2015 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements was 34.6% and 34.5% for the three months and nine months ended September 30, 2016, respectively, compared with 37.3% and 37.8% in the comparable 2015 periods, respectively. The decreases in expenses as a percentage of revenues were due to expense growth being less than the growth in revenues in the 2016 periods. The amount of these expenses decreased from $27.6 million in the three months ended September 30, 2015 to $26.5 million for the 2016 comparable period, and from $82.3 million for the nine months ended September 30, 2015 to $78.7 million for the 2016 comparable period, due to the impact of improved cost controls.

GARDEN CITY GROUP SEGMENT
Our Garden City Group segment reported operating earnings of $2.4 million, or 10.5% of revenues before reimbursements, for the third quarter of 2016, compared with $1.1 million, or 4.0% of revenues before reimbursements, for the third quarter of 2015. For the nine months ended September 30, 2016, Garden City Group operating earnings were $6.5 million, or 9.0% of revenues before reimbursements, compared with $9.8 million, or 9.8% of revenues before reimbursements, for the comparable 2015 period. Operating earnings improved in the 2016 third quarter compared to the 2015 period due to the impact of cost reduction initiatives implemented earlier in 2016. Operating earnings decreased for the nine months ended September 30, 2016 compared to the 2015 period due to the reduction in revenues, partially offset by a reduction in expenses.
Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to class action settlements, mass tort, and bankruptcies, primarily in the U.S. Garden City Group revenues before reimbursements decreased 22.0% to $22.5 million in the third quarter of 2016, compared with $28.8 million for the same period in 2015. For the nine-month period ended September 30, 2016, Garden City Group revenues before reimbursements decreased 27.7% to $72.7 million, compared with $100.5 million for the same period in 2015.
Garden City Group revenues in the third quarter and the first nine months of 2016 declined compared with the same prior year periods primarily because of lower revenues from the Deepwater Horizon class action settlement project and another non-gulf related project. We expect activity on the Deepwater Horizon special project to continue through the remainder of 2016, although at a reduced rate as compared with 2015. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
At September 30, 2016 we had a backlog of projects awarded totaling approximately $94.0 million, compared with $76.0 million at September 30, 2015. Of the $94.0 million backlog at September 30, 2016, an estimated $25.0 million is expected to be recognized as revenues over the remainder of 2016.
Reimbursed Expenses included in Total Revenues
The nature and volume of work performed in our Garden City Group segment typically requires significant reimbursable out-of-pocket expenditures. Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment, which are included in total Company revenues, can vary depending on the amount and types of projects and were $4.4 million in the 2016 third quarter compared with $5.2 million in the comparable period in 2015. For the nine-month period ended September 30, 2016, Garden City Group reimbursements decreased to $12.6 million compared with $23.1 million for the comparable period in 2015. These decreases were due to a lower volume of case administration work on specific large projects in the 2016 periods.
Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 65.4% in the 2016 third quarter compared with 74.4% in the 2015 third quarter. The dollar amount of these expenses was $14.7 million for the 2016 period and $21.4 million for the comparable 2015 period. For the nine-month period ended September 30, 2016, these expenses were $47.9 million, or 65.9% of revenue before reimbursements, compared to $70.8 million, or 70.4% of revenues before reimbursements, for the nine months ended September 30, 2015. The declines in dollar values are primarily due to the winding down of the Deepwater Horizon special project. The reductions in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues were due to improved employee utilization in 2016. There was an average of 506 full-time equivalent employees in the 2016 nine-month period, compared with an average of 746 in the 2015 period, decreasing as a result of decreased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 24.1% and 25.1% for the three months and nine months ended September 30, 2016, respectively, compared with 21.6% and 19.8% for the comparable 2015 periods, respectively. The dollar amount of these expenses decreased to $5.4 million in the 2016 third quarter as compared with $6.2 million in the 2015 third quarter, and to $18.2 million in the first nine months of 2016 compared with $19.9 million in the comparable 2015 period. The declines in dollar amounts were due to reductions in variable expenses associated with reduced revenues. The increases in expenses as a percent of revenues were due to the reductions in variable expenses being less than the reductions in revenues in the 2016 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. At September 30, 2016, we estimate that our effective income tax rate for 2016 will be approximately 40% after considering known discrete items.
The provision for income taxes on consolidated income totaled $20.0 million and $15.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the provision for income taxes on consolidated income for the nine months ended September 30, 2016 compared with the comparable period of 2015 was primarily due to the overall increase in income. The overall effective tax rate decreased for the nine months ended September 30, 2016 as compared with the 2015 period primarily due to the fluctuations in the mix of income earned, lower current year losses in jurisdictions where the losses are unable to be benefited, permanent extension of the U.S. federal research and development credit and changes in enacted tax rates.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $2.5 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. Interest income totaled $278,000 and $227,000 for the three months ended September 30, 2016 and 2015, respectively. Corporate interest expense totaled $8.1 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income totaled $498,000 and $587,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense in the nine months ended September 30, 2016 compared with the 2015 period was due to increased borrowings outstanding, higher average interest rates, and increased amortization of loan costs during the 2016 period. We pay interest based on variable rates. Future levels of interest expense will be dependent on the future direction of interest rates as well as the level of outstanding borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $176,000 was recognized during the three months ended September 30, 2016, compared with $30,000 for the comparable period in 2015. Stock option expense of $403,000 was recognized during the nine months ended September 30, 2016, compared with $357,000 for the comparable period in 2015.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.4 million for both of the three-month periods ended September 30, 2016 and 2015. Amortization expense associated with these intangible assets totaled $7.3 million and $6.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in the nine-month 2016 period over 2015 was due to the reduction of the preliminary estimated useful life of the GAB Robins customer relationship intangible asset from 18 years to 14 years during the three months ended December 31, 2015. This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2016 and 2015, unallocated corporate and shared costs represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $6.9 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively. The increase for the three months ended September 30, 2016 was due to an increase in professional fees and defined benefit pension expense, partially offset by a decrease in self-insured expenses. Unallocated corporate and shared costs were $17.5 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase for the nine months ended September 30, 2016 was primarily due to an increase in defined benefit pension expense and incentive compensation expense compared to the 2015 period.
Restructuring and Special Charges
Total restructuring and special charges for the three months and nine months ended September 30, 2016 were $1.5 million and $7.4 million, respectively. There were $11.1 million and $16.4 million of restructuring and special charges during the three months and nine months ended September 30, 2015, respectively. See "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2016, our working capital balance (current assets less current liabilities) was approximately $132.3 million, an increase of $20.4 million from the working capital balance at December 31, 2015. Our cash and cash equivalents were $71.7 million at September 30, 2016, compared with $76.1 million at December 31, 2015.
Cash and cash equivalents as of September 30, 2016 consisted of $19.0 million held in the U.S. and $52.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not expect to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by Operating Activities
Cash provided by operating activities was $50.1 million for the nine months ended September 30, 2016, compared with $21.1 million for the comparable period of 2015. The improvement in cash provided by operating activities in the first nine months of 2016 compared with the first nine months of 2015 was primarily due to increased net income, settlement of the Company's cross currency basis swap and the absence of reductions in accounts payable and commission accruals that existed in the prior year period.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $23.2 million in the nine months ended September 30, 2016 compared with $94.7 million in the first nine months of 2015. This variance was due to cash used to complete the GAB Robins acquisition in 2015.
Cash Used in/Provided by Financing Activities
Cash used in financing activities was $28.9 million for the nine months ended September 30, 2016 compared with $83.5 million provided by financing activities for the 2015 period. We paid $10.2 million in dividends in the both of the nine-month periods ended September 30, 2016 and 2015. During the first nine months of 2016, we decreased our short-term borrowings and book overdraft by $16.2 million, compared with an increase during the first nine months of 2015 of $94.4 million, which primarily included borrowings to fund the GAB Robins acquisition.

Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $13.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $171.1 million at September 30, 2016. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $214.6 million as of September 30, 2016 compared with $247.3 million at December 31, 2015.
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
For the nine-month period ended September 30, 2016, the Company made contributions of $9.0 million and $4.6 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9.0 million and $4.9 million, respectively, in the comparable period of 2015. The Company is not required to make any additional contributions to its U.S. Qualified Plan or to the U.K. plans for the remainder of 2016; however, the Company expects to make additional contributions of approximately $1.4 million to its U.K. plans during the remainder of 2016. No additional contributions are expected to be made for the U.S. plan.
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
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 compared with our Condensed Consolidated Balance Sheet as of December 31, 2015 were as follows:

•
Accounts receivable increased $2.4 million, or $7.6 million excluding foreign currency exchange impacts and other adjustments. This increase was due to increased receivables in Garden City Group when compared with December 31, 2015 balances.

•
Unbilled revenues increased $14.1 million, or $16.1 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in the U.K., Canada. and Garden City Group when compared with December 31, 2015 balances.

At September 30, 2016, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. See Note 13, "Subsequent Event" for a discussion of a material operating lease entered into subsequent to September 30, 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. No shares were repurchased during the first nine months of 2016. As of September 30, 2016, the Company's authorization to repurchase shares of its common stock was limited to 1,455,300 shares.

Item 6. Exhibits
See Index to Exhibits on page 43.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	November 7, 2016	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2016	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Employment Agreement between Harsha V. Agadi and Crawford & Company, dated August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016)

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