Form 10-K
period 2016-12-31
CRAWFORD & CO
filed 2017-02-27
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $233,300,307 as of June 30, 2016, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each class of the Registrant's common stock, as of February 17, 2017, was:
Class A Common Stock — $1.00 Par Value — 31,407,399 Shares
Class B Common Stock — $1.00 Par Value — 24,690,172 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2017 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2016

We use the terms "Crawford", "the Company", "the Registrant", "we", "us" and "our" to refer to the business of Crawford & Company, its subsidiaries, and variable interest entities.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, our expected future operating results and financial condition, our ability to grow our revenues and reduce our operating expenses, expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, financial results from our recent acquisitions, our continued compliance with the financial and other covenants contained in our financing agreements, expectations regarding the timing, costs and synergies from our global business and technology services centers, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could prove to be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. As a result, undue reliance should not be placed on any forward-looking statements. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update any of these forward-looking statements in light of new information or future events.

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly traded independent provider of claims management solutions to insurance companies and self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2016, the Company reported total revenues before reimbursements of $1.109 billion.

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

U.S. SERVICES.  The U.S. Services segment accounted for 20.8% of the Company's revenues before reimbursements in 2016. The Company's U.S. Services segment provides claims management services in the U.S. The Company's U.S. Services segment revenues are substantially derived from the insurance company market. Insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, evaluation and resolution of property and casualty insurance claims, and the provision of outsourced managed contractor services.

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

•
U.S. Claims Field Operations is the largest service line of the Company's U.S. Services segment. Solutions provided by U.S. Claims Field Operations include property claims management, casualty claims management, and vehicle claims services.

•
U.S. Technical Services is focused on large, complex losses with a national team of technical adjusters and industry experts servicing a broad range of industries, including commercial property, aviation, forensic accounting, marine and transportation, retail, building and construction, cyber and energy. This service line is part of Crawford Global Technical Services ("GTS®"), a group of skilled adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, or chemistry, with relationships spanning the insurance industry and Fortune 1000 corporations.

•
U.S. Catastrophe Services, operating through our wholly owned subsidiary Crawford Catastrophe Services, LLC, provides independent adjusting resources and temporary services for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

•
U.S. Contractor Connection is the largest independently managed contractor network in the industry, with approximately 4,800 credentialed residential and commercial contractors. This innovative service provides a customer-centric solution for a wide range of loss types from high-frequency, low-complexity claims to large complex repairs, optimizing the time and work process needed to resolve property claims. U.S. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional insurance carriers as well as directly to consumer markets.

INTERNATIONAL.  The International segment accounted for 43.3% of the Company's revenues before reimbursements in 2016. International segment revenues are primarily derived from the property and casualty insurance company markets, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa), and Europe and Rest of World (which together consist of continental Europe and Latin America). The major elements of international claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. Services segment. The International segment also derives revenues from third-party administration services provided under the Broadspire brand.

BROADSPIRE.  Our Broadspire segment, which operates in the U.S., accounted for 27.2% of the Company's revenues before reimbursements in 2016. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies.

Through the Broadspire segment, we provide a complete range of claims and risk management services to clients in the self-insured or commercially insured marketplace. In addition to field investigation and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Broadspire services are provided through three major service lines: Workers' Compensation, Disability, and Liability Claims Management; Medical Management; and Risk Management Information Services.

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

•
Risk Management Information Services are provided to the existing client base of the Company through Risk Sciences Group, Inc. ("RSG"), a wholly-owned subsidiary of the Company. RSG is a leading risk management information systems software and services company with a history of providing customized risk management solutions to Fortune 1000 companies, insurance carriers, and brokers.

GARDEN CITY GROUP.  The Garden City Group segment accounted for 8.7% of the Company's revenues before reimbursements in 2016. Since 1984, Garden City Group, LLC ("GCG"), a wholly-owned subsidiary of the Company, has helped law firms, corporations, government agencies, and courts bring their toughest national and international legal settlement administration projects to timely, positive conclusions by providing essential notification, claims processing, and distribution services related to securities, antitrust, employment, product liability, and other class action settlements, as well as mass tort, bankruptcy, regulatory, and data breach matters. GCG's services include identifying and qualifying class members, handling all written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments. Such services are generally referred to by the Company as class action services. GCG further provides back-office Business Process Outsourcing ("BPO") services via its Contact Center located in Dublin, Ohio. GCG provides field-experienced, multi-disciplined and technology-driven teams to support cases or projects with appropriate administrative services and resources. GCG offers solutions in several core areas:

•
Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants and federal and state regulators to expedite high-volume class action and regulatory settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy and other restructuring events.

•	GCG Communications — legal notice and customer outreach programs for successful case and communication program administration.

•	GCG Solutions — BPO services encompassing fulfillment, mail intake, call center and multimedia outreach solutions, payment distribution, and product recall needs.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2016	2015	2014
U.S. Services	20.8%	20.7%	18.9%
International	43.3%	43.3%	42.7%
Broadspire	27.2%	25.0%	23.5%
Garden City Group	8.7%	11.0%	14.9%
	100.0%	100.0%	100.0%

Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2016, 2015, and 2014 consolidated financial statements include the financial position of such operations as of October 31, 2016 and 2015, respectively, and the results of such operations and cash flows for the fiscal periods ended October 31, 2016, 2015, and 2014, respectively.

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

MATERIAL CUSTOMERS

No single customer accounted for 10% or more of our consolidated revenues in 2016, 2015 or 2014. However, revenues and operating earnings from the Garden City Group operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. During the years ended December 31, 2016, 2015, and 2014, Garden City Group derived more than 10% of its revenues from the Deepwater Horizon class action settlement project, and during the years 2015 and 2014 also derived more than 10% of its revenue from another non-Gulf related class action settlement project. We expect activity on the Deepwater Horizon class action settlement project to continue in 2017, although at further reduced rates.

In addition, for the years ended December 31, 2016, 2015, and 2014, our U.S. Services segment derived in excess of 10% of its revenue from each of two customers, although individually neither of these customers accounted for in excess of 10% of our consolidated revenues. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships as the projects reach their respective end dates, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

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

COMPETITION

The global claims management services market is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

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

The Company competes with a substantial number of smaller local and regional claims management services firms located throughout the U.S. and internationally. Many of these smaller firms have rate structures that are lower than the Company's or may, in certain markets, have local knowledge which provides a competitive advantage. We do not believe these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and geographically dispersed offices provide us with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market within which our Garden City Group segment operates is also highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions. Competition in this segment is primarily on pricing, resource allocation ability, and experience servicing similar matters. We believe our experienced leadership, coupled with global resources and state-of-the-art technology, provide a competitive advantage in this market.

EMPLOYEES

At December 31, 2016, our total number of full-time equivalent employees ("FTEs") was 9,190. In addition, the Company also from time to time uses the resources of a pool of temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company, through Crawford Educational Services, provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions. The Company generally considers its relations with its employees to be good.

BACKLOG

Backlog is not meaningful other than in our Garden City Group segment. At December 31, 2016 and 2015, our Garden City Group segment had an estimated revenue backlog related to projects awarded totaling approximately $81 million at each year end. Additional information regarding this backlog is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K under the caption "Garden City Group."

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

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website , www.crawfordandcompany.com via a link to a third-party website with SEC filings, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Copies of the Company's Annual Report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 1001 Summit Boulevard, Atlanta, Georgia 30319.

ITEM 1A.      RISK FACTORS

You should carefully consider the risks described below, together with the other information contained or incorporated by reference in this Annual Report on Form 10-K and in our other filings with the SEC from time to time when evaluating our business and prospects. Any of the events discussed in the risk factors below may occur, and our business, results of operations or financial condition could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also materially adversely affect our financial condition or results of operations.

MARKET CONDITIONS

We depend on case volumes for a significant portion of our revenues. Case volumes are not subject to accurate forecasting, and a decline in case volumes may materially adversely affect our financial condition and results of operations.

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

•	we cannot predict the length or timing of any insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates could impact the number of total claims and our case volumes and are not subject to accurate forecasting in the U.S.

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of cases for us, are also generally not subject to accurate forecasting;

•	potential consolidation of clients in the markets we operate could impact the volume of cases referred to providers;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. For example, for the years ended December 31, 2016, 2015, and 2014, our Garden City Group segment derived more than 10% of its revenues from one project, and during 2015 and 2014 also derived more than 10% of its revenue from a separate class action settlement project. Revenues and operating earnings from these projects in 2016 were at a reduced rate as compared to 2015 and 2014. We expect activity on the Deepwater Horizon class action settlement project to continue in 2017, although at further reduced rates.

In addition, for the years ended December 31, 2016, 2015, and 2014, our U.S. Services segment derived in excess of 10% of its revenue from each of two customers, although individually neither of these customers accounted for in excess of 10% of our consolidated revenues. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships as the projects reach their respective end dates, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

Garden City Group service revenues are project-based and can fluctuate significantly from period to period.

Our Garden City Group service revenues are project-based and can fluctuate significantly from period to period. Revenues from this segment are in part dependent on product liability, anti-trust, employment, mass tort, bankruptcy and securities class action cases and settlements. Legislation or a change in market conditions could curtail, slow or limit growth of this part of our business. Tort reforms in the U.S., at either the national or state levels, could limit the number and size of future class action cases and settlements. Any slowdown in the referral of projects to the Garden City Group segment or the commencement of services under the projects in any period, including for reasons outside of our control, could materially adversely impact our financial condition and results of operations.

We are subject to insurance underwriting market cycle risks. We may not be able to identify new revenue sources not directly tied to this cycle and, in that event, would remain subject to its risks.

Although the insurance industry underwriting cycle has been characterized in recent years as soft, the property-casualty underwriting cycle remains volatile and could rapidly transition to a harder market due to certain factors such as the occurrence of significant catastrophic losses or the performance of capital markets. In softer insurance markets, insurance premiums and deductible levels are generally in decline and industry-wide claim volumes generally increase, which should increase claim referrals to us, provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets or catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, increased excluded coverages, increased reservation of rights letters, and more unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we are able to grow in our market share.

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

TECHNOLOGY AND DATA SECURITY

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

We rely on a combination of trademark, trade name, copyright and trade secret laws to protect our proprietary information, intellectual property, and technology. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of our processes, products or materials, or otherwise obtain and use our proprietary information without authorization. Unauthorized copying or use of our intellectual property or proprietary information could materially adversely affect our financial condition and results of operations. Third parties may also develop similar or superior technology independently, including by designing around any of our proprietary technology. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our intellectual property in those countries. Any legal action that we may bring to protect intellectual property and proprietary information could be unsuccessful, expensive and may distract management from day-to-day operations.

BUSINESS AND OPERATIONS

A significant portion of our operations are international. These international operations subject us to political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could materially negatively affect those operations or our business as a whole.

Our international operations subject us to political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face, among other risks, the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding taxation, trade and investment abroad; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

International operations also subject us to numerous additional laws and regulations that are in addition to, or may be different from, those affecting U.S. businesses, such as those related to labor, employment, worker health and safety, antitrust and competition, trade restriction, environmental protection, consumer protection, import/export and anti-corruption, including but not limited to the Foreign Corrupt Practices Act ("FCPA"). Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could inadvertently or intentionally take actions that violate any of these requirements. Violations of these regulations could impact our ability to conduct business, or subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We are continuing to ramp up and integrate our Global Business Services Center in Manila, Philippines and a Global Technology Services Center in Pune, India (the "Centers"). If we are unable to timely and cost effectively ramp up and integrate operations at the Centers, or fail to achieve the expected operational synergies therefrom on a timely basis or at all, or if the tax rules relating to international operations change, our results of operations and financial condition may be materially adversely affected.

In 2014, we established a wholly-owned global business services center in Manila, Philippines. We have subsequently expanded our offshore operations to include Information Technology services performed in Pune, India. The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis, or at all.

We may not be able to have the Centers fully staffed and operational on a timely basis, or at presently anticipated costs. In addition, our anticipated efficiencies and future estimated cost savings are based on several assumptions that may prove to be inaccurate, including, but not limited to, our expectations about the tax deductibility of certain costs, and, as a result, there can be no assurance that we will realize these efficiencies and cost savings in the expected time line or at all. Our inability to have the Centers staffed and operational within our presently anticipated time frame or at presently anticipated costs, or our failure or delays in achieving projected levels of efficiencies and cost savings from such measures, including as a result of developments outside of our control, or any unanticipated inefficiencies resulting from establishing the Centers, could materially adversely affect our results of operations and financial condition.

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

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") and international defined benefit plans in Germany, Norway, and the Philippines (the "other international plans") are underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan and certain of our other international defined benefit pension plans, the projected benefit obligations for these specific plans were underfunded by $105.2 million. In recent years we have been required to make significant contributions to these plans and will have to make significant future contributions. Crawford expects contributions of $9.0 million per annum to the U.S. Qualified Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions. In addition, regulatory requirements in the U.K. require us to make additional contributions to our U.K. Plans, even though they have assets in excess of their projected benefit obligations as of December 31, 2016. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

We are party to a credit facility, dated December 8, 2011, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto, (as amended, the "Credit Facility"). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we will be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business.

Control by a principal shareholder could adversely affect the Company and our other shareholders.

As of December 31, 2016, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 52% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2016, Mr. Crawford also beneficially owned approximately 34% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

In recent periods we have incurred impairment charges that reduced the carrying value of our intangible assets and goodwill; in the future we may be required to incur additional impairment charges on a portion or all of the carrying value of our intangible assets and goodwill, which may adversely affect our financial condition and results of operations.

Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, "Intangibles--Goodwill and Other," to assess the carrying value of our intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. If our future financial results deteriorate or our estimations or assumptions prove to be incorrect, we could be required to take additional impairment charges. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

COMPETITION AND EMPLOYEES

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

Our catastrophe related work and revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can strain our capacity. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for these independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently, and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

The risks described above are not the only ones we face, but are the ones currently deemed the most material by us based on available information. New risks may emerge from time to time, and it is not possible for management to predict all such risks, nor can we assess the impact of known risks on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2016, the Company owned an office in Kitchener, Ontario. As of December 31, 2016, the Company leased approximately 300 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Commitments Under Operating Leases" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRD-A and CRD-B, as reported on the NYSE:

2016	First	Second	Third	Fourth
CRD-A — High	$6.02	$7.89	$9.72	$10.47
CRD-A — Low	$3.89	$5.65	$7.70	$8.57
CRD-B — High	$6.48	$8.57	$12.09	$13.66
CRD-B — Low	$4.03	$6.14	$8.48	$10.90

2015	First	Second	Third	Fourth
CRD-A — High	$8.57	$8.04	$7.54	$5.96
CRD-A — Low	$7.40	$7.22	$5.53	$4.95
CRD-B — High	$10.19	$8.97	$8.49	$6.45
CRD-B — Low	$8.26	$7.29	$5.61	$5.08

During the year ended December 31, 2016, we declared and paid quarterly cash dividends totaling $0.28 per share and $0.20 per share on CRD-A and CRD-B, respectively. During the year ended December 31, 2015, we declared and paid quarterly cash dividends totaling $0.28 per share and $0.20 per share on CRD-A and CRD-B, respectively. In addition, during the quarter ending March 31, 2017, we declared cash dividends of $0.07 per share on CRD-A and $0.05 per share on CRD-B, which dividends are payable on March 10, 2017 to shareholders of record at the close of business on February 27, 2017.

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements of our defined benefit pension plans, required or planned repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility or other applicable documents. The covenants in our Credit Facility limit dividend payments to shareholders. See Note 4, "Short-Term and Long-Term Debt, Including Capital Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The number of record holders of each class of the Company's common stock as of December 31, 2016 was as follows: CRD-A — 2,828 and CRD-B — 447.

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

Through December 31, 2016, the Company had repurchased 544,700 shares of CRD-A and 0 shares of CRD-B under the 2014 Repurchase Authorization at an average cost of $6.76 per CRD-A share. As of December 31, 2016, the Company's authorization to repurchase shares of its common stock was limited to an additional 1,455,300 shares. There were no share repurchases during the year ended December 31, 2016.

The following graph and table show the value as of December 31, 2016 of a $100 investment in the Company's Class B common stock as of December 31, 2011 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
■Crawford & Company (Class B) tS&P 500 Index ●S&P Property-Casualty Insurance Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2011	2012	2013	2014	2015	2016
Crawford & Company (Class B)	100.00	133.86	157.73	178.88	95.13	230.65
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P Property-Casualty Insurance Index	100.00	120.11	166.10	192.26	210.58	243.66

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

Year Ended December 31,	2016	2015	2014	2013	2012
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,109,286	$1,170,385	$1,142,851	$1,163,445	$1,176,717
Reimbursements	68,302	71,135	74,112	89,985	89,421
Total Revenues	1,177,588	1,241,520	1,216,963	1,253,430	1,266,138
Total Costs of Services	856,675	940,352	914,814	936,427	936,059
U.S. Services Operating Earnings (1)	35,716	32,702	18,039	11,895	13,164
International Operating Earnings (1)	42,538	18,799	25,344	38,795	47,195
Broadspire Operating Earnings (1)	30,003	24,017	15,469	8,245	21
Garden City Group Operating Earnings (1)	7,843	11,507	22,849	46,752	60,284
Unallocated Corporate and Shared Costs and Credits, Net	(23,971)	(16,605)	(8,582)	(10,829)	(10,504)
Net Corporate Interest Expense	(9,185)	(8,383)	(6,031)	(6,423)	(8,607)
Stock Option Expense	(621)	(433)	(859)	(948)	(408)
Amortization of Customer-Relationship Intangible Assets	(9,592)	(9,668)	(6,341)	(6,385)	(6,373)
Goodwill Impairment Charges	—	(49,314)	—	—	—
Restructuring and Special (Charges) Credits	(9,490)	(34,395)	—	—	(11,332)
Income Taxes	(25,565)	(13,832)	(28,780)	(29,766)	(33,686)
Net (Income) Loss Attributable to Noncontrolling Interests	(1,710)	117	(484)	(358)	(866)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$35,966	$(45,488)	$30,624	$50,978	$48,888
Earnings (Loss) Per CRD-B Share (2):
Basic	$0.60	$(0.87)	$0.52	$0.91	$0.88
Diluted	$0.60	$(0.87)	$0.52	$0.90	$0.87
Current Assets	$364,731	$370,177	$367,583	$369,681	$386,765
Total Assets	$735,859	$783,406	$789,319	$790,058	$847,415
Current Liabilities	$230,287	$258,348	$259,559	$317,393	$318,174
Long-Term Debt, Less Current Installments	$187,002	$225,365	$154,046	$101,779	$152,293
Total Debt	$188,014	$247,282	$156,811	$137,645	$166,406
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$153,883	$113,693	$172,937	$199,805	$136,199
Total Capital	$341,897	$360,975	$329,748	$337,450	$302,605
Current Ratio	1.6:1	1.4:1	1.4:1	1.2:1	1.2:1
Total Debt to Total Capital Ratio	55.0%	68.5%	47.6%	40.8%	55.0%
Return on Average Shareholders' Investment	26.9%	(31.7)%	16.4%	30.3%	36.3%
Cash Provided by Operating Activities	$98,864	$61,655	$6,606	$77,844	$92,853
Cash Used in Investing Activities	$(32,966)	$(101,178)	$(31,767)	$(33,528)	$(33,803)
Cash (Used in) Provided By Financing Activities	$(55,151)	$67,889	$4,532	$(39,132)	$(64,918)
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$2.74	$2.06	$3.11	$3.60	$2.48
Cash Dividends Per Share:
CRD-A	$0.28	$0.28	$0.24	$0.18	$0.20
CRD-B	$0.20	$0.20	$0.18	$0.14	$0.16
Weighted-Average Shares and Share-Equivalents:
Basic	55,483	55,286	54,927	54,543	54,229
Diluted	56,220	55,286	55,673	55,545	54,965

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment charges, restructuring and special charges and credits, income taxes, and net loss or income attributable to noncontrolling interests.

(2)
The Company computes earnings (loss) per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings (loss) for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings (loss) per share for CRD-A and CRD-B.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2016, 2015, and 2014 consolidated financial statements include the financial position of such operations as of October 31, 2016 and 2015, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2016, 2015 and 2014, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the the world's largest publicly traded independent provider of claims management solutions to insurance companies and self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

As discussed in more detail in subsequent sections of this MD&A, we have four operating segments: U.S. Services, International, Broadspire, and Garden City Group. Our four operating segments represent components of the Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. U.S. Services primarily serves the U.S. property and casualty insurance company markets. International serves the property and casualty insurance company and self-insurance markets outside the U.S.  Broadspire serves the U.S. self-insurance marketplace. Garden City Group serves the class action, regulatory, mass tort, bankruptcy, and other legal administration markets, primarily in the U.S.

Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. We continue to experience increased utilization by insurance companies of the managed repair network provided by our Contractor Connection division.

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

We also perform legal settlement administration services related to class action settlements, mass tort claims and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.

The global claims management services market is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

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

The legal settlement administration market within which our Garden City Group segment operates is also highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks and deliver the outputs as outlined in each project.

On December 1, 2014, we acquired 100% of the capital stock of GAB Robins, a loss adjusting and claims management provider headquartered in the U.K. which reports through our International segment. We believe the GAB Robins acquisition has enabled Crawford to significantly expand its claims handling business across a wide range of product lines in the U.K. and bolster its global specialty lines claims business.

In 2014, we established a wholly-owned global business services center in Manila, Philippines. We have subsequently expanded our offshore operations to include Information Technology services performed in Pune, India. The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis, or at all. Costs associated with the establishment and phase-in of the Centers were $3.7 million in 2016 and $4.4 million in 2015, and another $3.0 million of costs are expected in 2017.

In 2015 we also announced various restructuring plans intended to, among other things, reduce overhead costs in certain functions and in our business segments, and streamline senior management to reduce costs and further improve execution. These plans included integration costs related to the GAB Robins acquisition and other special charges discussed in Note 16, "Restructuring and Special Charges" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Restructuring and special charges, exclusive of costs related to the establishment and phase-in of the Centers, for these plans totaled $5.8 million in 2016 and $30.0 million in 2015, and another $10.0 million of costs are expected in 2017.

The Company recorded non-cash goodwill impairment charges in 2015 of $49.3 million. There were no goodwill impairment charges in 2016 or 2014. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2015 goodwill impairment charges.

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.109 billion in 2016, a decrease of 5.2% compared with $1.170 billion in 2015. Net income attributable to Crawford & Company was $36.0 million in 2016, compared with a net loss of $(45.5) million in 2015. During 2016, the Company recorded restructuring and special charges of $9.5 million compared to $34.4 million in 2015. The Company recorded non-cash goodwill impairment charges of $49.3 million in 2015. There were no similar goodwill impairment charges in 2016.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) improved in our U.S. Services, International, and Broadspire segments from 2015 to 2016. We experienced an operating earnings decline in our Garden City Group segment from 2015 to 2016.

Compared with 2015, our consolidated revenues before reimbursements decreased 5.2% in 2016 due primarily to revenue declines in the Garden City Group, U.S. Services and International segments partially offset by an increase in revenues in the Broadspire segment. Changes in foreign exchange rates decreased our International segment revenues by $29.6 million, or approximately 5.8%, for 2016 compared with 2015.

In the U.S. Services segment, operating earnings improved from 2015 to 2016 due to continued growth in our U.S. Contractor Connection managed repair network and the impact of cost reduction initiatives undertaken in 2015.

Operating earnings in our International segment increased in 2016 compared to 2015 also due to the impact of cost reduction initiatives implemented in 2015, as well as operating margin improvements primarily in the U.K. and Australia.

Broadspire's operating earnings improved from 2015 to 2016. The improvements were due to higher revenues from both new and existing clients, and improved control over operating expenses.

As expected, Garden City Group's operating earnings declined in 2016 compared to 2015, reflecting a decline in revenues from a major special project. Garden City Group revenues from the Deepwater Horizon class action settlement project continued to decline in 2016, reducing operating earnings. This reduction was partially offset by a reduction in expenses.

Selling, general and administrative ("SG&A") expenses were 0.7% lower in 2016 than in 2015. The decrease in 2016 was due to a decrease in administrative compensation expense resulting from cost reduction initiatives during 2015, partially offset by an increase in professional fees.

Segment Operating Earnings

We believe that a discussion and analysis of the segment operating earnings of our four operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability as discussed in Note 13, "Segment and Geographic Information," to the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation and certain compensation decisions.

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment charges, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for finite-lived customer relationship and trade name intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

Although associated with particular operating segments, goodwill impairment charges are not allocated to any particular segment since they do not impact our performance and are not expected to impact our future performance.

Restructuring and special charges arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs and credits include expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, certain unallocated professional fees, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

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

				% Change from Prior Year
Year Ended December 31,	2016	2015	2014	2016	2015
	(In thousands, except percentages)
Revenues Before Reimbursements:
U.S. Services	$231,198	$242,488	$215,385	(4.7)%	12.6%
International	479,884	506,650	488,284	(5.3)%	3.8%
Broadspire	301,977	293,032	268,890	3.1%	9.0%
Garden City Group	96,227	128,215	170,292	(24.9)%	(24.7)%
Total, before reimbursements	1,109,286	1,170,385	1,142,851	(5.2)%	2.4%
Reimbursements	68,302	71,135	74,112	(4.0)%	(4.0)%
Total Revenues	$1,177,588	$1,241,520	$1,216,963	(5.1)%	2.0%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$136,060	$149,742	$133,935	(9.1)%	11.8%
% of related revenues before reimbursements	58.9%	61.8%	62.2%
International	305,282	337,125	340,010	(9.4)%	(0.8)%
% of related revenues before reimbursements	63.6%	66.5%	69.6%
Broadspire	167,037	159,169	149,733	4.9%	6.3%
% of related revenues before reimbursements	55.4%	54.3%	55.7%
Garden City Group	63,681	90,363	117,625	(29.5)%	(23.2)%
% of related revenues before reimbursements	66.1%	70.5%	69.1%
Total	$672,060	$736,399	$741,303	(8.7)%	(0.7)%
% of Revenues before reimbursements	60.6%	62.9%	64.9%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$59,422	$60,044	$63,411	(1.0)%	(5.3)%
% of related revenues before reimbursements	25.7%	24.7%	29.4%
International	132,064	150,726	122,930	(12.4)%	22.6%
% of related revenues before reimbursements	27.5%	29.8%	25.2%
Broadspire	104,937	109,846	103,688	(4.5)%	5.9%
% of related revenues before reimbursements	34.7%	37.5%	38.5%
Garden City Group	24,703	26,345	29,818	(6.2)%	(11.6)%
% of related revenues before reimbursements	25.7%	20.5%	17.5%
Total, before reimbursements	321,126	346,961	319,847	(7.4)%	8.5%
% of Revenues before reimbursements	28.9%	29.6%	28.0%
Reimbursements	68,302	71,135	74,112	(4.0)%	(4.0)%
Total	$389,428	$418,096	$393,959	(6.9)%	6.1%
% of Revenues	33.1%	33.7%	32.4%
Segment Operating Earnings:
U.S. Services	$35,716	$32,702	$18,039	9.2%	81.3%
% of related revenues before reimbursements	15.4%	13.5%	8.4%
International	42,538	18,799	25,344	126.3%	(25.8)%
% of related revenues before reimbursements	8.9%	3.7%	5.2%
Broadspire	30,003	24,017	15,469	24.9%	55.3%
% of related revenues before reimbursements	9.9%	8.2%	5.8%
Garden City Group	7,843	11,507	22,849	(31.8)%	(49.6)%
% of related revenues before reimbursements	8.2%	9.0%	13.4%
Deduct:
Unallocated corporate and shared costs and credits, net	(23,971)	(16,605)	(8,582)	44.4%	93.5%
Net corporate interest expense	(9,185)	(8,383)	(6,031)	9.6%	39.0%
Stock option expense	(621)	(433)	(859)	43.4%	(49.6)%
Amortization of customer-relationship intangible assets	(9,592)	(9,668)	(6,341)	(0.8)%	52.5%
Goodwill impairment charges	—	(49,314)	—	nm	nm
Restructuring and special charges	(9,490)	(34,395)	—	(72.4)%	nm
Income (Loss) Before Income Taxes	63,241	(31,773)	59,888	299.0%	(153.1)%
Income taxes	(25,565)	(13,832)	(28,780)	84.8%	(51.9)%
Net Income (Loss)	37,676	(45,605)	31,108	182.6%	(246.6)%
Net (income) loss attributable to noncontrolling interests	(1,710)	117	(484)	1,561.5%	(124.2)%
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$35,966	$(45,488)	$30,624	179.1%	(248.5)%
nm = not meaningful

YEAR ENDED DECEMBER 31, 2016 COMPARED WITH YEAR ENDED DECEMBER 31, 2015

U.S. SERVICES SEGMENT

Operating Earnings

Operating earnings for our U.S. Services segment increased from $32.7 million in 2015 to $35.7 million in 2016, representing an operating margin of 15.4% in 2016 compared with 13.5% in 2015. Operating earnings improved 9.2% from 2015 to 2016 due to the impact of cost reduction initiatives in 2015.

Revenues before Reimbursements

U.S. Services revenues are primarily generated from the property and casualty insurance company markets in the U.S. U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2016	2015	Variance
	(In thousands)
U.S. Claims Field Operations	$81,270	$85,265	(4.7)%
U.S. Technical Services	28,659	28,610	0.2%
U.S. Catastrophe Services	50,549	69,290	(27.0)%
Subtotal U.S. Claims Services	160,478	183,165	(12.4)%
U.S. Contractor Connection	70,720	59,323	19.2%
Total U.S. Services Revenues before Reimbursements	$231,198	$242,488	(4.7)%

Overall, there was a decrease in revenues in the U.S. Services segment in 2016 compared with 2015. This decrease was primarily due to a reduction in revenues in U.S. Claims Services, partially offset by an increase in revenues in U.S. Contractor Connection. Within U.S. Claims Services, there was a decrease in revenues in U.S. Catastrophe Services discussed below, and a decrease in revenues in our U.S. Claims Field Operations service line due to a decrease in weather-related case volumes in 2016. Revenues were positively impacted in 2016 by segment unit volume, measured principally by cases received, which increased by 0.9% over 2015. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 1.3% in 2016 compared with 2015. Staff augmentation due to increases in weather-related case activity, previously reported in U.S. Catastrophe Services, is now reported in U.S. Claims Field Operations. The 2015 revenues and cases have been reclassified to conform to this presentation.

Revenues in our U.S. Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $34.9 million of revenues in 2016, compared with $51.3 million in 2015. This decrease represents a 6.8% negative variance in U.S. Services revenue. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.

U.S. Contractor Connection revenues increased 19.2% in 2016 compared with 2015 primarily due to the ongoing expansion of this service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks. There was also an increase in the average fee per claim in 2016 compared to 2015.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment which are included in total Company revenues were $8.2 million in both 2016 and 2015. Although there was an overall reduction in revenues, the outsourcing project in U.S. Claims Services discussed above does not have reimbursed expenses.

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2016 and 2015 were as follows:

Year Ended December 31,	2016	2015	Variance
U.S. Claims Field Operations	151,614	159,733	(5.1)%
U.S. Technical Services	9,531	7,704	23.7%
U.S. Catastrophe Services	21,737	20,543	5.8%
Subtotal U.S. Claims Services	182,882	187,980	(2.7)%
U.S. Contractor Connection	202,550	194,113	4.3%
Total U.S. Services Cases Received	385,432	382,093	0.9%

Overall, there was as 0.9% increase in cases received in U.S. Services in 2016 compared to 2015. This was due to an increase in U.S. Contractor Connection cases, partially offset by a decrease in U.S. Claims Services cases. The decrease in U.S. Claim Services cases received was primarily due to a decrease in cases in U.S. Claims Field Operations resulting from decreased weather-related activity in 2016 partially offset by increases in U.S. Technical Services and U.S. Catastrophe Services resulting from new clients. The previously described outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there are no associated case volumes referred to the Company for these revenues in either year.

The 2016 increase in U.S. Contractor Connection cases was due to the ongoing expansion of our contractor network, the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks, which we expect to continue, and expansion into adjacent services including consumer segments.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 58.9% for 2016 and 61.8% for 2015. The decrease was due to the impact of certain cost reduction initiatives in 2015 and improved staff utilization.

The dollar amount of these expenses decreased from $149.7 million in 2015 to $136.1 million in 2016. There was an average of 1,368 FTEs (including 359 catastrophe adjusters) in 2016 compared with an average of 1,489 FTEs (including 454 catastrophe adjusters) in 2015. The decrease in expenses and FTEs in 2016 was primarily due to cost reduction initiatives and a decline in compensation costs and personnel required to service the outsourcing project referred to above.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $60.0 million in 2015 to $59.4 million in 2016, although as a percent of segment revenues, increased from 24.7% in 2015 to 25.7% in 2016. The slight decrease in costs was primarily due to the impact of a reduction of office locations in the U.S. and related administrative cost reductions. The increase in expense as a percent of revenues was due to the reduction in variable expenses being less than the reduction in revenues in 2016.

INTERNATIONAL SEGMENT

Operating Earnings

International segment operating earnings increased to $42.5 million in 2016, an increase of 126.3% from 2015 operating earnings of $18.8 million. The operating margin increased from 3.7% in 2015 to 8.9% in 2016. The increase in operating earnings was the result of improvements in all of our major operating regions and the impact of cost reduction initiatives implemented in 2015.

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

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for year ended December 31, 2015
Year Ended December 31,	2016	2015	Variance	2016	Variance
U.K.	$171,869	$186,375	(7.8)%	$189,388	1.6%
Canada	106,696	110,180	(3.2)%	110,455	0.2%
Asia-Pacific	108,456	107,536	0.9%	112,050	4.2%
Europe and Rest of World	92,863	102,559	(9.5)%	97,549	(4.9)%
Total International Revenues before Reimbursements	$479,884	$506,650	(5.3)%	$509,442	0.6%

Revenues before reimbursements from our International segment totaled $479.9 million in 2016, compared to $506.7 million in 2015. Changes in foreign exchange rates decreased our International segment revenues by $29.6 million, or approximately 5.8%, for 2016 compared with 2015. Absent foreign exchange rate fluctuations, International segment revenues would have been $509.4 million in 2016. Overall case volumes in the International segment decreased 12.4% in 2016 compared with 2015. Changes in product mix and in the rates charged for those services accounted for a 13.0% revenue increase for 2016 compared with 2015, due primarily to a reduction in high-frequency, low-complexity motor cases discussed below.

The decrease in revenues in the U.K. for 2016 compared with 2015 was due to the change in foreign exchange rates. Absent foreign exchange rate fluctuations, U.K. revenues would have increased, primarily as a result of cases received from flooding in that country during the 2016 first quarter.

Revenues in Canada declined as a result of foreign exchange rate fluctuations. On a constant-dollar basis, revenues in Canada would have been $110.5 million in 2016, a slight increase from 2015 due primarily to a change in the mix of services provided.

Revenues increased in Asia-Pacific due to an increase in weather-related activity in Australia, partially offset by a reduction in high-frequency, low-complexity motor cases in Singapore and China where we have exited that product line in those countries.

The lower revenues in Europe and Rest of World were due to a reduction in case volumes and changes in the mix of services provided in Scandinavia, the change in foreign exchange rates, and a reduction in high-frequency, low-complexity motor cases in Brazil where we have exited that product line in that country.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues increased to $35.7 million in 2016 from $30.3 million in 2015. This increase was due to the increased use of third parties on higher value cases in Europe and Asia-Pacific and in Canada from the Fort McMurray wildfires.

Case Volume Analysis

International case volumes by region for 2016 and 2015 were as follows:

Year Ended December 31,	2016	2015	Variance
U.K.	133,252	129,252	3.1%
Canada	167,080	181,005	(7.7)%
Asia-Pacific	96,496	150,859	(36.0)%
Europe and Rest of World	285,621	318,357	(10.3)%
Total International Cases Received	682,449	779,473	(12.4)%

Overall case volumes were 12.4% lower in 2016 compared with 2015. The U.K. case volumes were higher due primarily to flooding-related cases received in the 2016 first quarter, partially offset by a reduction in high-frequency, low complexity cases. The decrease in Canada cases was due to a decline in high-frequency, low-complexity vehicle appraisal cases in 2016. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China described above. The reduction in case volumes in Europe and Rest of World was primarily due to a reduction in high-frequency, low-complexity motor cases in Brazil, described above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International segment revenues before reimbursements, decreased from 66.5% in 2015 to 63.6% in 2016. The dollar amount of these expenses also decreased in 2016 by $31.8 million. These decreases were due to the impact of cost reduction initiatives implemented in 2015 and improved staff utilization. There was an average of 4,257 International FTEs in this segment in 2016, a decrease from 4,690 FTEs in the 2015 period.

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

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of International segment revenues before reimbursements, from 29.8% in 2015 to 27.5% in 2016, and the dollar amount of these expenses also decreased by $18.7 million. The decrease in both amount and percentage is primarily due to cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $30.0 million in 2016, or 9.9% of revenues, compared with operating earnings of $24.0 million in 2015, or 8.2% of revenues. Operating earnings improved from 2015 to 2016 due to higher revenues and improved control over operating expenses.

Revenues before Reimbursements

Broadspire segment revenues are primarily derived from: workers' compensation, disability, and liability claims management, medical management services, such as medical bill review, medical case management and vocational rehabilitation; for workers' compensation; and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2016	2015	Variance
	(In thousands)
Workers' Compensation, Disability, and Liability Claims Management	$127,618	$121,875	4.7%
Medical Management	160,185	156,290	2.5%
Risk Management Information Services	14,174	14,867	(4.7)%
Total Broadspire Revenues before Reimbursements	$301,977	$293,032	3.1%

Broadspire segment revenues before reimbursements increased 3.1% to $302.0 million in 2016 compared with $293.0 million in 2015. The overall increase in 2016 was primarily due to increased claims and medical management revenues as well as higher average case values in 2016.

Revenues were positively impacted by changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 3.6% in 2016. This increase was partially offset by unit volumes, measured principally by cases received, which decreased revenues by 0.5% from 2015 to 2016.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.3 million in 2016, increasing slightly from $4.2 million in 2015 due to the growth in revenues.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2016 and 2015 were as follows:

Year Ended December 31,	2016	2015	Variance
Workers' Compensation	178,804	175,938	1.6%
Casualty	154,724	148,650	4.1%
Other	103,345	114,475	(9.7)%
Total Broadspire Cases Received	436,873	439,063	(0.5)%

Overall, there was a 0.5% decrease in cases received in 2016 compared with 2015. This was primarily due to a decrease in Medical Management case referrals, partially offset by an increase in workers' compensation and casualty cases resulting from new clients.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased to 55.4% in 2016 compared with 54.3% in 2015. The amount of these expenses increased from $159.2 million in 2015 to $167.0 million in 2016 due to the growth in revenues. The increase as a percent of revenues was due to an increase in employees and increased incentive compensation. Average FTEs in this segment totaled 1,995 in 2016, up from 1,910 FTEs in 2015. The increase in employees was due to the conversion of certain outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 34.7% in 2016 from 37.5% in 2015, and the dollar amount of these expenses also decreased by $4.9 million. The decrease in both the amount and the percent of segment revenues was due to a reduction in office expenses, rent and occupancy, and other administrative expenses compared with 2015.

GARDEN CITY GROUP SEGMENT

Garden City Group revenues in 2016 declined compared with the 2015 level primarily because of lower revenues from the Deepwater Horizon class action settlement special project. We expect activity on the Deepwater Horizon class action settlement project to continue in 2017, although at further reduced rates.

Operating Earnings

Our Garden City Group segment reported 2016 operating earnings of $7.8 million, decreasing 31.8% from $11.5 million in 2015, with the related operating margin decreasing from 9.0% in 2015 to 8.2% in 2016. The change in the operating margin was primarily the result of changes in the mix of services provided and the winding down of a major gulf-related special project, partially offset by cost reduction initiatives implemented in 2016.

Revenues before Reimbursements

Garden City Group revenues are derived primarily from legal settlement administration services related to class action settlements, mass tort claims, and bankruptcies, primarily in the U.S. Garden City Group revenues are project-based and can fluctuate significantly due to the timing of projects awarded. Garden City Group revenues before reimbursements decreased 24.9% to $96.2 million in 2016, compared with $128.2 million in 2015. The decrease in Garden City Group revenues was due primarily to the reduction in activity from the special projects discussed above.

At December 31, 2016, we had an estimated revenue backlog related to projects awarded totaling $81.0 million, the same as at December 31, 2015. Of the $81.0 million backlog at December 31, 2016, approximately $73.3 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment which are included in total Company revenues may vary materially from year to year depending on the amount and types of projects and were $20.1 million in 2016, decreasing from $28.4 million in 2015. This decrease was due to a lower volume of case administration work in 2016.

Transaction Volume

Garden City Group services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor expenses, as a percent of segment revenues before reimbursements, decreased to 66.1% in 2016 compared with 70.5% in 2015. The decrease as a percent of revenues was due to improved employee utilization in 2016. The dollar amount of related expenses declined to $63.7 million in 2016 compared with $90.4 million in 2015. The decrease was primarily due to reduced activity associated with the reduction in revenues from the special project discussed above. There was an average of 500 FTEs in 2016, compared with an average of 709 in 2015, decreasing due to the decreased revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased 6.2% to $24.7 million in 2016 from $26.3 million in 2015, but increased as a percent of related segment revenues before reimbursements to 25.7% in 2016 from 20.5% in 2015. The dollar amount of these expenses decreased due to reduced activity associated with the reduction in revenues in 2016. The increase in expenses as a percent of revenues before reimbursements was due to the reduction in variable expenses being less than the reduction in revenues in 2016.

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

Revenues before Reimbursements

U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2015	2014	Variance
	(In thousands)
U.S. Claims Field Operations	$85,265	$96,390	(11.5)%
U.S. Technical Services	28,610	24,822	15.3%
U.S. Catastrophe Services	69,290	43,656	58.7%
Subtotal U.S. Claims Services	183,165	164,868	11.1%
U.S. Contractor Connection	59,323	50,517	17.4%
Total U.S. Services Revenues before Reimbursements	$242,488	$215,385	12.6%

The increase in U.S. Claims Services revenues in 2015 compared with 2014 was primarily due to an increase in revenues in the U.S. Catastrophe Services service line resulting from an outsourcing project for a major U.S. insurance carrier, partially offset by a decrease in the U.S. Claims Field Operations service line revenues due to a reduction of weather-related case volumes. The outsourcing project resulted in $51.3 million in revenues in 2015, compared with $22.1 million in 2014, responsible for a 13.6% positive variance in revenues for 2015 compared with 2014. The variance in revenues was negatively impacted by approximately $4.5 million, or 2.1% of 2014 revenues, as a result of the January 1, 2015 transfer of affinity claims which began to be handled by our Broadspire segment in 2015. There was also an increase in revenues in the U.S. Technical Services service line due to an increase in case volumes in 2015. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 3.9% in 2015 compared with 2014. All of these factors netted to positively impact revenues, before the impact from the decrease in cases discussed below.

U.S. Contractor Connection revenues increased 17.4% in 2015 compared with 2014, primarily due to the ongoing expansion of this service as an alternative property claims service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks. There was also an increase in the average fee per claim in 2015 compared to 2014.

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

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
U.S. Claims Field Operations	159,733	219,141	(27.1)%
U.S. Technical Services	7,704	5,751	34.0%
U.S. Catastrophe Services	20,543	22,560	(8.9)%
Subtotal U.S. Claims Services	187,980	247,452	(24.0)%
U.S. Contractor Connection	194,113	184,738	5.1%
Total U.S. Services Cases Received	382,093	432,190	(11.6)%

The 2015 decrease in U.S. Claims Services cases was primarily due to the transfer of affinity claims to our Broadspire segment, and fewer cases in our U.S. Claims Field Operations service line due to a reduction in weather-related activity and a reduction in high-frequency, low-complexity vehicle appraisals. Approximately 39,000 affinity cases were included in U.S. Claims Field Operations cases received in 2014. The increase in U.S. Technical Services was due to cases received from new clients in 2015. The previously described outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there were no associated case volumes referred to the Company in 2015 or 2014 for these revenues. Excluding the affinity cases from the 2014 case volumes, the decreases in U.S. Services cases received would have been 2.8% for 2015 compared with 2014.

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

The dollar amount of these expenses increased from $133.9 million in 2014 to $149.7 million in 2015. There was an average of 1,489 FTEs (including 454 catastrophe adjusters) in 2015 compared with an average of 1,403 (including 317 catastrophe adjusters) in 2014. The increase in expenses and FTEs in 2015 was primarily due to the higher compensation costs and the increase in personnel required to service the outsourcing project referred to above.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $63.4 million in 2014 to $60.0 million in 2015, and as a percent of segment revenues, decreased from 29.4% in 2014 to 24.7% in 2015. Theses decreases were primarily due to the impact of a reduction of office locations in the U.S. and related administrative cost reductions.

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

Revenues before Reimbursements

Revenues before reimbursements by major region were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for year ended December 31, 2014
Year Ended December 31,	2015	2014	Variance	2015	Variance
U.K.	$186,375	$128,561	45.0%	$194,994	51.7%
Canada	110,180	129,246	(14.8)%	127,536	(1.3)%
Asia-Pacific	107,536	111,695	(3.7)%	121,979	9.2%
Europe and Rest of World	102,559	118,782	(13.7)%	124,239	4.6%
Total International Revenues before Reimbursements	$506,650	$488,284	3.8%	$568,748	16.5%

Revenues before reimbursements from our International segment totaled $506.7 million in 2015, compared to $488.3 million in 2014. Overall case volumes in the International segment increased 2.2% in 2015 compared with 2014. Changes in foreign exchange rates decreased our International segment revenues by $62.1 million, or approximately 12.7%, for 2015 compared with 2014. Changes in product mix and in the rates charged for those services accounted for a 5.0% revenue decrease in 2015 compared with 2014, before the impact of the increase from GAB Robins revenues and cases.

The increase in U.K. revenues for 2015 compared with 2014 was due to the acquisition of GAB Robins, which accounted for $79.9 million in revenues for the year ended December 31, 2015, or a 16.4% positive variance in segment revenues in 2015 compared with 2014. Excluding the impact of the GAB Robins acquisition and exchange rate fluctuations, revenues in the U.K. declined to $114.9 million in 2015 due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases.

The lower revenues in Canada were primarily due to exchange rate fluctuations, as the U.S. dollar strengthened against the Canadian dollar. On a constant-dollar basis, revenues in Canada would have been $127.5 million in 2015, a 1.3% decrease from 2014 due to a slight decline in weather-related cases.

Revenues decreased in Asia-Pacific due to the negative impact from exchange rates and a reduction in high volume, low-complexity cases in Singapore and China, partially offset by an increase in weather-related activity in Australia in 2015. On a constant-dollar basis, revenues in Asia-Pacific would have been $122.0 million in 2015, a 9.2% increase over 2014, due primarily to an increase in weather-related cases in Australia.

The lower revenues in Europe and Rest of World were also primarily due to exchange rate fluctuations. On a constant-dollar basis, revenues in Europe and Rest of World would have been $124.2 million in 2015, a 4.6% increase from 2014, due primarily to expanding insurer contracts in Scandinavia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues decreased to $30.3 million in 2015 from $30.9 million in 2014. This decrease was primarily due to a decline in claims from weather-related activity in the U.K., largely offset by increased reimbursements from cases associated with the GAB Robins acquisition and increased reimbursements from additional cases due to weather-related events in Australia.

Case Volume Analysis

International unit volumes by region for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
U.K.	129,252	88,061	46.8%
Canada	181,005	184,304	(1.8)%
Asia-Pacific	150,859	158,950	(5.1)%
Europe and Rest of World	318,357	331,154	(3.9)%
Total International Cases Received	779,473	762,469	2.2%

Overall case volumes were 2.2% higher in 2015 compared with 2014. The U.K. case volumes included the impact of the GAB Robins acquisition, which accounted for 54,100 cases in 2015. Excluding the acquisition, U.K. case volumes were down 14.7% as compared with 2014, primarily due to a continued decline in the general property market as well as a general decline in high-frequency, low-complexity cases. The decrease in Canada cases was primarily due to a decline in weather related cases from existing clients compared with 2014. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity cases in Singapore and China, partially offset by an increase in weather-related cases in Australia. The decrease in case volumes in Europe and Rest of World was primarily due to a reduction in high-frequency, low-complexity cases in Brazil where we have been exiting the affinity, mass market, and vehicle services lines in that country, partially offset by increases in European operations in Spain, Germany, and Scandinavia, due to expanding insurer contracts. Excluding the cases from the GAB Robins acquisition, International cases received would have decreased 4.9% for 2015 compared with 2014.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International segment revenues before reimbursements, decreased from 69.6% in 2014 to 66.5% in 2015. The percentage decrease primarily reflected changes in the mix of services provided. Excluding the impact of the GAB Robins contractor repair revenue, direct compensation, fringe benefits, and non-employee labor expenses would have been 71.0% of segment revenues in 2015. This increase was due to reduced utilization of our U.K. staff in 2015 and the impact of the GAB Robins integration. The dollar amount of these expenses decreased in 2015 by $2.9 million due to cost reduction initiatives implemented in 2015, partially offset by increased costs from the GAB Robins acquisition. There was an average of 4,690 International FTEs in 2015, an increase from 4,294 FTEs in 2014 due to an increase in the U.K. from the GAB Robins acquisition, partially offset by a decrease in FTEs in Canada, Asia-Pacific, and Europe and Rest of World.

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

Revenues before Reimbursements

Beginning January 1, 2015, the affinity business previously handled by our U.S. Claims Services service line in the U.S. Services segment was rebranded as accident and health services and moved to our Broadspire segment. These revenues were $5.4 million in 2015, and are included in the workers' compensation, disability, and liability claims management service line. Broadspire revenues before reimbursements by major service line were as follows:

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

Revenues were positively impacted by unit volumes within the Broadspire segment, measured principally by cases received, increased 21.9% from 2014 to 2015, of which 18.0% of the increase was due to the transfer of accident and health cases from the U.S. Services segment. This increase was also due to changes in the mix of services provided and in the rates charged for those services, which increased revenues by approximately 3.1% in 2015, net of the impact of the high-frequency, low-complexity accident and health revenues and cases.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.2 million in 2015, increasing slightly from $3.9 million in 2014 due to the growth in revenues.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2015 and 2014 were as follows:

Year Ended December 31,	2015	2014	Variance
Workers' Compensation	175,938	179,082	(1.8)%
Casualty	148,650	72,156	106.0%
Other	114,475	109,014	5.0%
Total Broadspire Cases Received	439,063	360,252	21.9%

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, decreased to 54.3% in 2015, compared with 55.7% in 2014. The decline as a percent of revenues was due to improved employee utilization. The amount of these expenses increased from $149.7 million in 2014 to $159.2 million in 2015 due to the growth in revenues. Average FTEs totaled 1,910 in 2015, up from 1,697 in 2014. The increase in employees was due to the conversion of certain outsourced contractors to full time employees in the Center and the transfer of employees handling accident and health cases from the U.S. Services segment.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 37.5% in 2015 from 38.5% in 2014. This decrease was due to expense growth being less than the growth in revenues in 2015. Total 2015 expense increased by $6.2 million compared with 2014, due to the growth in revenues.

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

Revenues before Reimbursements

Garden City Group revenues before reimbursements decreased 24.7% to $128.2 million in 2015, compared with $170.3 million in 2014. The decrease in Garden City Group revenues was primarily due to the reduction in activity related to the special projects discussed above.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment which are included in total Company revenues were $28.4 million in 2015, decreasing from $29.7 million in 2014. This decrease was due to a lower volume of case administration work for settlements in 2015.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor expenses, as a percent of segment revenues before reimbursements, increased to 70.5% in 2015, compared with 69.1% in 2014. The increase as a percent of revenues was due to lower employee utilization in 2015 as a result of the reduced revenues. The dollar amount of related expenses declined to $90.4 million in 2015 compared with $117.6 million in 2014. The decrease was primarily due to reduced activity associated with the further reduction in revenues from the special projects discussed above. There was an average of 709 FTEs in 2015, compared with an average of 805 in 2014, decreasing due to the decreased revenues.

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

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $25.6 million, $13.8 million, and $28.8 million for 2016, 2015, and 2014, respectively. Our effective tax rate for financial reporting purposes was 40.4%, (43.5)%, and 48.1% for 2016, 2015, and 2014, respectively. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible goodwill impairment charge, our inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, 2015 losses in certain operations, including losses due to restructuring and special charges, were in jurisdictions with lower tax rates or where the losses are unable to be benefited. Based on our 2017 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2017 to be in the 36% to 38% range before considering any discrete items and assuming no changes to U.S. tax law and policy.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, the effect of any interest rate swaps, and the amounts of invested cash. Corporate interest expense totaled $9.9 million, $9.0 million, and $6.8 million for 2016, 2015, and 2014, respectively. The increase in interest expense in 2016 was due to the increased borrowings during the first part of 2016 and higher interest rates. Corporate interest income was relatively consistent in each year, totaling $0.7 million, $0.6 million, and $0.8 million in 2016, 2015, and 2014, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.6 million, $0.4 million and $0.9 million was recognized during 2016, 2015, and 2014, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our 2016 Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $9.6 million, $9.7 million, and $6.3 million in 2016, 2015, and 2014, respectively. The increase in 2015 compared to 2014 was due to amortization of intangible assets acquired in the GAB Robins acquisition. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $24.0 million, $16.6 million, and $8.6 million in 2016, 2015, and 2014, respectively. The increase in 2016 compared with 2015 was due to an increase in U.S. defined benefit plan expense, unallocated professional fees, and incentive compensation, partially offset by a decrease in acquisition-related costs and self-insured expenses. These costs increased in 2015 compared with 2014 due primarily to an increase in unallocated professional fees, higher self-insured expenses, increased U.S. defined benefit pension plan expense, and the settlement of a legal claim.

Goodwill Impairment Charges

There were no goodwill impairment charges in 2016 or 2014. We incurred non-cash goodwill impairment charges of $49.3 million in 2015. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2015 goodwill impairment charges.

Restructuring and Special Charges

Total restructuring and special charges were $9.5 million for 2016 and $34.4 million in 2015. There were no restructuring or special charges in 2014. See Note 16, "Restructuring and Special Charges" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the 2016 and 2015 restructuring and special charges.

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

At December 31, 2016 and 2015, a total of $186.2 million and $243.7 million, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $14.8 million and $17.2 million were outstanding at December 31, 2016 and 2015, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $198.5 million and $142.4 million at December 31, 2016 and 2015.

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

The leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.50 to 1.00 for fiscal quarters ending through September 30, 2017, and 3.25 to 1.00 for fiscal quarters thereafter.

At December 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our International segment expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tarriffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2016, 2015, and 2014. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our International segment.

At December 31, 2016, our working capital balance (current assets less current liabilities) was approximately $134.4 million, compared with $111.8 million at December 31, 2015. The increase in working capital was due to decreases in short-term borrowings and deferred revenues. Cash and cash equivalents at the end of 2016 totaled $81.6 million, compared with $76.1 million at the end of 2015.

Cash and cash equivalents as of December 31, 2016 consisted of $18.4 million held in the U.S. and $63.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company, such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze the potential tax impact or our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $37.2 million in 2016, from $61.7 million in 2015 to $98.9 million in 2016. This increase was due to higher net income and a decrease in working capital requirements in 2016 compared with 2015. Interest payments on our debt were $8.5 million in 2016, and tax payments, net of refunds, were $16.2 million in 2016.

Cash provided by operating activities increased by $55.0 million in 2015, from $6.6 million in 2014 to $61.7 million in 2015. This increase was largely due to improved collections of accounts receivable and lower prepaid expenses in 2015 compared to 2014. Interest payments on our debt were $8.0 million in 2015, and tax payments, net of refunds, were $9.7 million in 2015.

Cash Used in Investing Activities

Cash used in investing activities decreased by $68.2 million in 2016, from $101.2 million in 2015 to $33.0 million in 2016. This decrease was primarily due to $68.3 million in cash payments for business acquisitions in 2015. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $29.2 million in 2016 compared with $32.9 million in 2015. We forecast that our property and equipment additions in 2017, including capitalized software, will approximate $50 to 60 million. This increase is due to investments required to fund initiatives in our three-year strategic plan.

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

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $55.2 million in 2016. In 2016, we borrowed $80.2 million in short-term borrowings for working capital needs and we repaid a total of $118.0 million in short-term borrowings and $1.5 million in long-term debt and capital lease obligations. We used cash to pay cash dividends totaling $13.6 million. Also in 2016, we received shares of CRD-A stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash provided by financing activities was $67.9 million in 2015. We borrowed $147.5 million in short-term borrowings during the year for working capital needs and to fund the GAB Robins acquisition, and we repaid a total of $62.0 million in short-term borrowings and $2.0 million in long-term debt and capital lease obligations. We paid cash dividends totaling $13.5 million and repurchased $1.2 million of CRD-A stock. Also in 2015, we received shares of our CRD-A stock that were surrendered by employees to settle $0.5 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $23.3 million and $20.0 million in 2016 and 2015, respectively. Our average month-end short-term debt obligations were $13.3 million and $9.8 million in 2016 and 2015, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $30 thousand and $20.0 million at December 31, 2016 and 2015, respectively. The balance in short-term borrowings at December 31, 2016 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As described above, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA"). This ratio must not exceed 3.50 to 1.00 as of the last day of fiscal quarters ending through September 30, 2017, and 3.25 to 1.00 as of the last day of fiscal quarters thereafter. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.25 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2016, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2017. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2017 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2016, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$41,099	$56,233	$38,273	$33,620	$169,225
Long-term debt, including current portions (Note 4) (1)	30	186,166	—	—	186,196
Capital lease obligations (Note 4) (1)	982	754	82	—	1,818
Total, before interest payments	42,111	243,153	38,355	33,620	357,239
Estimated interest payments under Credit Facility	12,544	23,791	—	—	36,335
Total contractual obligations	$54,655	$266,944	$38,355	$33,620	$393,574
(1) Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $21.1 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Commitments Under Operating Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2016, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2016, we had approximately $5.5 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $1.2 million in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2016 were approximately $79.3 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan, U.K. Plans and other international plans totaled $105.2 million and $121.7 million at the end of 2016 and 2015, respectively. The 2016 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from an increase in discount rates and the adoption of updated mortality tables used to determine U.S. Qualified Plan liabilities. During 2016, we made contributions of $9.0 million and $5.1 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2015, we made contributions of $9.0 million and $6.6 million to our U.S. Qualified Plan and U.K. Plans, respectively.

Our frozen U.S. Qualified Plan was underfunded by $103.5 million at December 31, 2016 based on an accumulated benefit obligation of $479.2 million. Crawford expects contributions of $9.0 million per annum to the U.S. Qualified Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan:

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2017	$9,000
2018	9,000
2019	9,000
2020	13,289
2021	19,643

Funding requirements are no longer as sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the U.S. Qualified plan as they were prior to 2008. The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. In addition to BBA2015 legislation, pension funding has been governed by rules under the Pension Protection Act of 2006, as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act, and the Highway Transportation Funding Act of 2014. Volatility in the capital markets and future legislation may have a negative impact on our U.S. and U.K. pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2016, the issued, but undrawn, letters of credit totaled approximately $14.8 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$14,809	$—	$—	$—	$14,809

Off-Balance Sheet Arrangements

At December 31, 2016, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheets.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2016.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our consolidated balance sheet as of December 31, 2016, compared with our consolidated balance sheet as of December 31, 2015, were as follows:

•
Accounts receivable decreased by $11.0 million, or $2.8 million excluding the effect of foreign currency exchange impacts and other adjustments, in 2016 compared with 2015. The decrease was primarily due to decreases from the Garden City Group segment.

•
Prepaid expenses and other current assets and other noncurrent assets increased by $1.6 million in 2016 compared with 2015 primarily due to an increase of $11.7 million in the net prepaid pension balances of two U.K. defined benefit plans that are in an overfunded position, less a decrease in the value of our Canadian cross currency basis swap which was settled during 2016.

•
Accrued compensation and related costs increased by $5.6 million in 2016 compared with 2015, primarily due to increased incentive compensation payments accrued at year end due to improved operating results in 2016.

•
Noncurrent deferred income tax assets decreased by $17.0 million primarily due to the tax impact of the adjustments to retirement liabilities recorded in accumulated other comprehensive loss, and the utilization of foreign tax credits and net operating losses.

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

As of December 31, 2016, deferred revenues related to lifetime claim handling arrangements approximated $43.5 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.6% to an increase of 4.8%, and has averaged a decrease of 0.1%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.5 million for the year ended December 31, 2016, and $1.4 million for each of the years ended December 31, 2015 and 2014. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.1 million for the year ended December 31, 2016 and $1.3 million for the years ended December 31, 2015 and 2014.

The Company has contracts with multi-element arrangements. The Company often sells multiple lines of claims processing and different levels of processing depending on the complexity of the claims within a contract. The Company typically provides a menu of offerings from which the customer chooses to purchase or not at their discretion. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other service(s) or quantities requested by the customer. For example, if we provide claims processing for auto and general liability, those services are priced and delivered independently.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenues. These allowances are established by using historical write-off or adjustment information intended to determine future loss expectations and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current industry conditions. Actual experience may differ significantly from historical or expected loss results. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2016 and 2015, our allowance for doubtful accounts totaled $14.5 million and $13.1 million, or approximately 8.6% and 7.4% of gross billed receivables at December 31, 2016 and 2015, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.7 million in 2016, $1.8 million in 2015, and $1.9 million in 2014.

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

Goodwill impairment testing is a two-step process, if necessary, performed on a reporting unit basis. If, as determined by the step 1 analysis, the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed impaired. If the fair value of a reporting unit is determined to be less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill following a hypothetical acquisition accounting process. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the carrying values of other assets or liabilities. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, and it cannot subsequently be reversed.

We have the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the step 1 analysis discussed above. Otherwise, we may forego the two-step process and are not required to perform any further testing. During 2016, we performed these qualitative assessments on each of the U.S. Contractor Connection operations on a stand-alone basis and Garden City Group, which represents approximately 50 percent of our consolidated goodwill balance, and determined, based on the results thereof, that the two-step process described above was not necessary.

The estimated fair value of our International reporting unit as calculated in step 1 of our goodwill impairment analysis exceeded its carrying value by a significant margin. The estimated fair value of our other reporting units also exceed their carrying value by a significant margin. We intend to continue to monitor the performance of our reporting units for potential indicators of impairment. If impairment indicators exist, we will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rate utilized in estimating the fair value of our International reporting unit in 2016 was 16.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets consisting of the Broadspire and SLS trade names, with carrying values of $29.1 million and $1.6 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. Based on our 2016 analysis, we do not believe these trade names are exposed to potential impairments. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the Broadspire and SLS trade names are each sensitive to changes in the assumptions used above. A decline in the U.S. royalty rate to 1.0% in combination with an increase in the discount rate by 1.75%, assuming no changes in the other key inputs, could potentially trigger an impairment of the Broadspire trade name. A decline in the royalty rate by 1.5% in combination with an increase in the discount rate by 1.0% could potentially trigger an impairment of the SLS trade name. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S.Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, "Retirement Plans," of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The long-term goal for the U.S. and U.K. defined benefit pension plans is to reach fully-funded status and to maintain that status. The investment policies contemplate the plans' asset return requirements and risk tolerances changing over time. Accordingly, reallocation of the portfolios' mix of return-seeking assets and liability-hedging assets will be performed as the plans' funded status improves. In conjunction with our investment policies we have rebalanced the U.S. and U.K. defined benefit pension plans' target allocation mix from an equity-weighted to a fixed-income weighted investment strategy, as we have made cash contributions to the plan and the plans' funded status has improved.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2016, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 4.15% and 2.65%, respectively.

The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in collective funds. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities as described above.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2017 net periodic pension cost were estimated to be 6.30% and 5.85% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2016, we revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $7.2 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2016, we recorded an increase to equity through other comprehensive income ("OCI") of $11.3 million (net of tax) to reflect unrealized actuarial gains during 2016. At December 31, 2015, we recorded an increase to equity through OCI of $8.2 million (net of tax) to reflect unrealized actuarial gains during 2015. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $280.0 million through December 31, 2016, compared with $309.9 million through December 31, 2015. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2017 includes $10.8 million of amortization of these actuarial losses versus $12.8 million in 2016, $13.4 million in 2015 and $11.8 million in 2014.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2016 consolidated pretax income would have been approximately $2.9 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2016 consolidated pretax income would have been approximately $0.8 million.

Beginning with the December 31, 2016 measurement, we changed the method we use to estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.

We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. While the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates will reduce the service and interest cost for the pension plans for fiscal 2017 by an estimated $4.2 million. We do not expect this change will have a material effect in periods beyond 2017. For the pension plans, the weighted average spot rates used to determine service and interest costs were 3.48% for the Company’s U.S. plans and 2.71% for the U.K. plans.

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

Other factors which influence our effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which we operate, our ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2016, 2015, and 2014 was 40.4%, (43.5)%, and 48.1%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $635,000, $316,000, and $591,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Our effective tax rate for financial reporting purposes is expected to range between 36% and 38% in 2017 before considering any discrete items and assuming no changes in tax law or policy.

It is possible that future changes in the tax laws of jurisdictions in which we operate, including but not limited to changes in tax law or policy, could have a significant impact on U.S.-based multinational companies such as our Company. At this time we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $14.5 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards for which we have not recorded a valuation allowance primarily consist of $25.4 million of foreign tax credit ("FTC") carryforwards, which materially expire in 2020. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2019, we expect to fully utilize the FTC carryforwards before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the FTC carryforwards will be utilized.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $9.8 million of U.K. NOL carryforwards and $7.0 million of state NOL carryforwards generated by our domestic companies.

In the U.K., NOL carryforwards have an unlimited life; therefore, we did not consider available tax planning strategies. Based on our projections of income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. Based on our projections of income, the Company expects to fully utilize its state NOL carryforwards before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards.

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

As of December 31, 2016 and 2015, our estimated liabilities for self-insured risks totaled $26.3 million and $23.5 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred, net of insurance recoveries. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.60% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2016. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2016 would have been impacted by approximately $568,000, resulting in an increase or decrease to 2016 consolidated net income of approximately $339,000.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the International segment were 43.3%, 43.3%, and 42.7% of consolidated revenues before reimbursements for 2016, 2015, and 2014, respectively. Except as discussed below, we do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

In February 2011, we entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to us by a Canadian subsidiary. The cross currency basis swap required the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitled us to receive quarterly payments of U.S. $593,000. The Canadian subsidiary also made interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and we received payments based on U.S. 3-month LIBOR. The cross currency basis swap had a scheduled expiration date of September 30, 2025. We elected not to designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, were recorded as gains or losses in "Selling, general, and administrative expenses" in our Consolidated Statements of Operations substantially offset one another prior to the settlement date described below. The changes in the fair value of the cross currency basis swap did not exactly offset changes in the value of the intercompany note, as the fair value of this swap was determined based on forward rates while the value of the intercompany note was determined based on end of period spot rates. The net gains and losses for the swap were not significant.

During September 2016, we entered into a transaction ("settlement") in which the Canadian subsidiary repaid the intercompany note payable to us, and we terminated the cross currency basis swap. In connection with the settlement we received proceeds of $4,100,000 in exchange for terminating the cross currency basis swap. For the year ended December 31, 2016, we recognized a net loss of $585,000 due to changes in the fair value of the cross currency basis swap, the value of the intercompany note, and on the settlement. We recognized a net loss on the settlement due to a change in the forward rates used to value the cross currency basis swap which was not substantially offset by the change in the value of the intercompany note based on the spot rate on the day of the settlement.

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2016 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2016 by approximately $2.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2016 and December 31, 2015, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.8 million and $2.4 million in 2016 and 2015, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $21.7 million at December 31, 2016. The impact of this change to 2016 consolidated pretax income would have been approximately $0.8 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2016	2015	2014

Revenues from Services:
Revenues before reimbursements	$1,109,286	$1,170,385	$1,142,851
Reimbursements	68,302	71,135	74,112
Total Revenues	1,177,588	1,241,520	1,216,963
Costs and Expenses:
Costs of services provided, before reimbursements	788,373	869,217	840,702
Reimbursements	68,302	71,135	74,112
Total costs of services	856,675	940,352	914,814
Selling, general, and administrative expenses	239,852	241,602	237,880
Corporate interest expense, net of interest income of $749, $600, and $781, respectively	9,185	8,383	6,031
Goodwill impairment charges	—	49,314	—
Restructuring and special charges	9,490	34,395	—
Total Costs and Expenses	1,115,202	1,274,046	1,158,725
Other Income	855	753	1,650
Income (Loss) Before Income Taxes	63,241	(31,773)	59,888
Provision for Income Taxes	25,565	13,832	28,780
Net Income (Loss)	37,676	(45,605)	31,108
Net (Income) Loss Attributable to Noncontrolling Interests	(1,710)	117	(484)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$35,966	$(45,488)	$30,624

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.68	$(0.79)	$0.58
Class B Common Stock	$0.60	$(0.87)	$0.52

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.67	$(0.79)	$0.57
Class B Common Stock	$0.60	$(0.87)	$0.52

Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	30,793	30,596	30,237
Class B Common Stock	24,690	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	31,530	30,596	30,983
Class B Common Stock	24,690	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.28	$0.24
Class B Common Stock	$0.20	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

Year Ended December 31,	2016	2015	2014

Net Income (Loss)	$37,676	$(45,605)	$31,108

Other Comprehensive Income (Loss):
Net foreign currency translation loss, net of tax benefit of $0, $0 and $91, respectively	(10,620)	(20,426)	(8,600)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $4,563 $3,265, and $3,039, respectively	8,623	10,806	8,636
Net unrealized gain (loss) on defined benefit plans arising during the year, net of tax (provision) benefit of $(5,175), $(2,349), and $25,746, respectively	11,337	8,209	(43,181)

Other Comprehensive Income (Loss)	9,340	(1,411)	(43,145)

Comprehensive Income (Loss)	47,016	(47,016)	(12,037)

Comprehensive (income) loss attributable to noncontrolling interests	(192)	855	(87)

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$46,824	$(46,161)	$(12,124)

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$81,569	$76,066
Accounts receivable, less allowance for doubtful accounts of $14,499 and $13,133, respectively	153,566	164,596
Unbilled revenues, at estimated billable amounts	101,809	98,659
Income taxes receivable	3,781	4,255
Prepaid expenses and other current assets	24,006	26,601
Total Current Assets	364,731	370,177
Property and Equipment:
Property and equipment	125,493	140,383
Less accumulated depreciation	(95,888)	(102,331)
Net Property and Equipment	29,605	38,052
Other Assets:
Goodwill	91,750	95,616
Intangible assets arising from business acquisitions, net	86,931	104,861
Capitalized software costs, net	80,960	79,996
Deferred income tax assets	30,379	47,371
Other noncurrent assets	51,503	47,333
Total Other Assets	341,523	375,177
TOTAL ASSETS	$735,859	$783,406

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2016	2015

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$30	$19,958
Accounts payable	51,991	44,615
Accrued compensation and related costs	74,466	68,843
Self-insured risks	14,771	14,122
Income taxes payable	3,527	4,419
Deferred rent	12,142	13,303
Other accrued liabilities	34,922	44,577
Deferred revenues	37,456	46,552
Current installments of capital leases	982	1,959
Total Current Liabilities	230,287	258,348
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	187,002	225,365
Deferred revenues	25,884	26,592
Accrued pension liabilities	105,175	121,732
Other noncurrent liabilities	28,247	27,018
Total Noncurrent Liabilities	346,308	400,707
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 31,296 and 30,537 shares issued and outstanding, respectively	31,296	30,537
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	48,108	41,936
Retained earnings	261,562	239,161
Accumulated other comprehensive loss	(211,773)	(222,631)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	153,883	113,693
Noncontrolling interests	5,381	10,658
Total Shareholders' Investment	159,264	124,351
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$735,859	$783,406

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2016	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$37,676	$(45,605)	$31,108
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,743	43,498	37,644
Impairment of goodwill	—	49,314	—
Deferred income taxes	10,531	4,120	15,189
Gain on sale of interest in former corporate headquarters property	—	—	(836)
Stock-based compensation costs	5,252	3,229	1,189
Loss (gain) on disposals of property and equipment, net	66	(356)	(239)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	2,781	26,526	(24,358)
Unbilled revenues, net	(7,782)	3,053	(1,216)
Accrued or prepaid income taxes	1,755	5,948	3,099
Accounts payable and accrued liabilities	17,120	(21,151)	(23,100)
Deferred revenues	(8,846)	363	(4,645)
Accrued retirement costs	(9,046)	(16,402)	(18,497)
Prepaid expenses and other operating activities	8,614	9,118	(8,732)
Net cash provided by operating activities	98,864	61,655	6,606
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(10,354)	(12,144)	(12,485)
Proceeds from disposals of property and equipment	—	—	1,289
Capitalization of computer software costs	(18,845)	(20,775)	(16,712)
Proceeds from sale of interest in former corporate headquarters property	—	—	836
Cash surrendered from sale of business	—	—	(1,554)
Payments for business acquisitions, net of cash acquired	(3,672)	(68,259)	(3,141)
Other investing activities	(95)	—	—
Net cash used in investing activities	(32,966)	(101,178)	(31,767)
Cash Flows from Financing Activities:
Cash dividends paid	(13,565)	(13,511)	(11,717)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,342)	(479)	(2,085)
Proceeds from shares purchased under employee stock-based compensation plans	1,743	1,320	1,270
Decrease in note payable for share repurchase	(2,206)	—	—
Repurchases of common stock	—	(1,240)	(3,390)
Increases in short-term and revolving credit facility borrowings	80,164	147,509	121,110
Payments on short-term and revolving credit facility borrowings	(118,044)	(62,017)	(98,821)
Payments on capital lease obligations	(1,508)	(1,993)	(856)
Capitalized loan costs	(12)	(1,299)	(218)
Dividends paid to noncontrolling interests	(381)	(401)	(761)
Net cash (used in) provided by financing activities	(55,151)	67,889	4,532
Effects of exchange rate changes on cash and cash equivalents	(5,244)	(4,756)	(2,868)
Increase (Decrease) in Cash and Cash Equivalents	5,503	23,610	(23,497)
Cash and Cash Equivalents at Beginning of Year	76,066	52,456	75,953
Cash and Cash Equivalents at End of Year	$81,569	$76,066	$52,456
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders' Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2013	$29,875	$24,690	$39,285	$285,165	$(179,210)	$199,805	$7,728	$207,533
Net income	—	—	—	30,624	—	30,624	484	31,108
Other comprehensive loss	—	—	—	—	(42,748)	(42,748)	(397)	(43,145)
Cash dividends paid	—	—	—	(11,717)	—	(11,717)	—	(11,717)
Stock-based compensation	—	—	1,189	—	—	1,189	—	1,189
Repurchases of common stock	(409)	—	—	(2,981)	—	(3,390)	—	(3,390)
Shares issued in connection with stock-based compensation plans, net	1,031	—	(1,857)	—	—	(826)	—	(826)
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	—	—	—	—	(638)	(638)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(761)	(761)
Balance at December 31, 2014	30,497	24,690	38,617	301,091	(221,958)	172,937	6,416	179,353
Net loss	—	—	—	(45,488)	—	(45,488)	(117)	(45,605)
Other comprehensive loss	—	—	—	—	(673)	(673)	(738)	(1,411)
Cash dividends paid	—	—	—	(13,511)	—	(13,511)	—	(13,511)
Stock-based compensation	—	—	3,198	—	—	3,198	—	3,198
Repurchases of common stock	(517)	—	—	(2,931)	—	(3,448)	—	(3,448)
Shares issued in connection with stock-based compensation plans, net	557	—	121	—	—	678	—	678
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	—	—	—	—	5,498	5,498
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2015	30,537	24,690	41,936	239,161	(222,631)	113,693	10,658	124,351
Net income	—	—	—	35,966	—	35,966	1,710	37,676
Other comprehensive income (loss)	—	—	—	—	10,858	10,858	(1,518)	9,340
Cash dividends paid	—	—	—	(13,565)	—	(13,565)	—	(13,565)
Stock-based compensation	—	—	5,252	—	—	5,252	—	5,252
Shares issued in connection with stock-based compensation plans, net	759	—	(368)	—	—	391	—	391
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	1,288	—	—	1,288	(5,088)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Balance at December 31, 2016	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or the "Company") is the world's largest publicly traded independent provider of claims management solutions to insurance companies and self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2016, 2015, and 2014 consolidated financial statements include the financial position of such operations as of October 31, 2016 and 2015, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2016, 2015, and 2014, respectively.

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

The Company consolidates the results of Lloyd Warwick International Limited ("LWI"), of which it owns 51% of the capital stock. LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is considered to be the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford may be obligated to provide. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2016 were $9,300,000 and $10,554,000, respectively. Total assets and liabilities of LWI as of December 31, 2015 were $8,831,000 and $11,841,000, respectively. Included in LWI's total liabilities at December 31, 2016 and 2015 were loans from Crawford of $8,704,000 and $10,214,000, respectively.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2016 and 2015, the liabilities of this deferred compensation plan were $9,385,000 and $9,861,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,227,000 and $15,881,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

Prior Year Reclassifications

The prior year presentation of certain segment information has been reclassified to conform to the current year presentation.

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

Deferred revenues represent the estimated unearned portion of fees derived from certain fixed-rate claim service agreements. The Company's fixed-fee service arrangements typically require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where the claim is handled on a non-lifetime basis, an additional fee is typically received on each anniversary date that the claim remains open. For service arrangements where the Company provides services for the life of the claim, the Company receives only one fee for the life of the claim, regardless of the duration of the claim. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on a historical evaluation of actual claim durations by major line of coverage, and assumptions based on average case closure rates and pricing for each claim type.

The Company has contracts with multi-element arrangements. The Company often sells multiple lines of claims processing and different levels of processing depending on the complexity of the claims within a contract. The Company typically provides a menu of offerings from which the customer chooses to purchase or not at their discretion. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other service(s) or quantities requested by the customer. For example, if the Company provides claims processing for auto and general liability, those services are priced and delivered independently.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates book value due to their short-term nature. At December 31, 2016, cash and cash equivalents included time deposits of approximately $715,000 that were in financial institutions outside the U.S.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Such losses are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
	(In thousands)
Allowance for doubtful accounts, January 1	$13,133	$10,960	$10,234
Add/ (Deduct):
Provision for bad debt expense	2,654	1,432	2,117
Write-offs, net of recoveries	50	(684)	(812)
Currency translation and other changes	(937)	(868)	(579)
Adjustments for business acquisitions and dispositions	(401)	2,293	—
Allowance for doubtful accounts, December 31	$14,499	$13,133	$10,960

For the years ended December 31, 2016, 2015, and 2014, the Company's adjustments to revenues associated with client invoice adjustments totaled $2,704,000, $2,704,000, and $1,786,000, respectively.

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

Goodwill impairment testing is a two-step process, if necessary, performed on a reporting unit basis. If, as determined by the step 1 analysis, the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed impaired. If the fair value of a reporting unit is determined to be less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill following a hypothetical acquisition accounting process. This hypothetical acquisition accounting process is applied only for the purpose of determining whether goodwill must be reduced; it is not used to adjust the carrying values of other assets or liabilities. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, and it cannot subsequently be reversed.

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill and other intangible assets. If the Company concludes that this is the case, the Company must perform the step 1 analysis discussed above. Otherwise, the Company may forego the two-step process and is not required to perform any further testing.

The Company currently has five reporting units for goodwill impairment purposes. These reporting units are the Company's U.S. Services segment excluding U.S. Contractor Connection operations, U.S. Contractor Connection operations on a stand-alone basis, and the Company's other reporting segments - International, Broadspire, and Garden City Group.

For step 1 of goodwill impairment testing, the carrying value of the reporting unit is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approaches. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The market approach is based on the Guideline Public Company Method, which uses market pricing metrics to select multiples to value the Company's reporting units. The resulting estimated fair values of the combined reporting units are reconciled to the Company's market capitalization including an estimated implied control premium. The Company believes that the combination of these approaches is appropriate because it provides a fair value estimate based upon the combination of the reporting unit's expected long-term operating cash flow performance and multiples with which similar publicly traded companies are valued. The Company weights the income and market approaches equally.

During 2016, the Company performed qualitative assessments on the U.S. Contractor Connection operations on a stand-alone basis and Garden City Group, which represent approximately 50 percent of the Company's consolidated goodwill balance, and the two-step process described above was not necessary. The estimated fair value as calculated in the step 1 goodwill impairment analysis for the International reporting unit exceeded its carrying value. As of December 31, 2016, the Company did not have any reporting unit with an amount of goodwill for which it is reasonably likely that it would fail step 1 of a goodwill impairment test in the near term.

The key assumptions used in estimating the fair value of its reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rate utilized in estimating the fair value of the International reporting unit in 2016 was 16.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

For impairment testing of indefinite-lived intangible assets, the book value is compared with the estimated fair value, which is estimated based on the present value of the after-tax cash flows attributable solely to the asset. If book value exceeds the estimated fair value, an impairment is recognized based on the excess. The fair values of the trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. The Company determined the discount rate based on its performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2016 and 2015:

December 31,	2016	2015
	(In thousands)
Land	$321	$312
Buildings and improvements	26,612	26,586
Furniture and fixtures	36,726	44,865
Data processing equipment	60,381	64,926
Automobiles	1,453	3,694
Total property and equipment	125,493	140,383
Less accumulated depreciation	(95,888)	(102,331)
Net property and equipment	$29,605	$38,052

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $242,000, $1,283,000, and $21,000 for 2016, 2015, and 2014, respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $14,729,000, $17,715,000, and $16,606,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Capitalized Software

Capitalized software costs reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software purchases and related services. These capitalized software costs are amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $16,045,000, $15,372,000, and $13,954,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2016 and 2015, accrued liabilities for self-insured risks totaled $26,311,000 and $23,476,000, respectively, including current liabilities of $14,771,000 and $14,122,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. See Note 7, "Income Taxes."

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2016, 2015, and 2014 resulted in net losses of $339,000, $684,000, and $274,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Comprehensive income (loss)" in the Company's Consolidated Statements of Comprehensive Income (Loss), and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3,382,000, $3,803,000, and $2,981,000, respectively, for the years ended December 31, 2016, 2015, and 2014.

Adoption of New Accounting Standards

Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." Under ASU 2014-15, management of a company is required to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for the Company on December 31, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted this standard for the period ended December 31, 2016 and made the required assessment. As a result of management's assessment, it was determined that there were no indicators of substantial doubt about the Company's ability to continue as a going concern as of December 31, 2016.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, "Consolidation (topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies) that are required to evaluate whether they should consolidate certain legal entities. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2016 with no impact to its results of operations, financial condition or cash flows.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU amended guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. This guidance specifies that these licenses should be accounted for as licenses of intangible assets. The guidance is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance without any material effect on its results of operations or financial condition.

Pending Adoption of Recently Issued Accounting Standards

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-1, "Clarifying the Definition of a Business." The ASU was issued to clarify the definition of a business for purposes of acquisitions and dispositions. The amendments in this update provide a more robust framework than prior guidance to use in determining when a set of assets and activities constitutes a business. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." The ASU was issued to address diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its statement of cash flows.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The update was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The initiative is designed to reduce the complexity in accounting standards. Under the amendment an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." The update addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through income. The ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning with fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect this amendment may have on its results of operations, financial condition and cash flows.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, change in forfeiture accounting, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The update is effective for all entities for annual periods beginning after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of control for goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changed the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" in March 2016, ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" in April 2016, ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," in May 2016, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” in December 2016. All of these amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard.

The Company is currently evaluating its arrangements with customers and its revenue streams against the requirements of this standard and related updates to determine the expected effect this standard may have on its results of operations, financial condition and cash flows. The Company expects to adopt this new standard as of January 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

The Company has reviewed a sample of contracts with its customers that represent approximately 50% of its 2016 consolidated revenues before reimbursements that the Company believes is representative of its significant revenue streams identified to date. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will be reviewing additional contracts with its customers during 2017, including any additional revenue streams identified. The ASU requires increased disclosure which in turn is expected to require certain new processes and system changes. For example, the Company’s initial evaluation indicates process and system changes will be required to capture certain amounts related to unfulfilled performance obligations during and as of each reporting period. The Company's initial assessment of the expected impact of the new standard on the Company's results of operations, financial position and cash flows may change as the Company continues its assessment process.

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

Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up largely of customer relationships of $38,210,000 being amortized over an estimated life of 14 years, and the remaining assets listed above are being amortized over periods ranging from two to five years. For the year ended December 31, 2016, the Company recognized amortization expense of $3,375,000 in its consolidated financial statements related to these intangibles. Goodwill attributable to the acquisition will not be deductible for tax purposes.

On December 15, 2015, the Company acquired an additional 36% of the capital stock of GAB Robins Aviation Limited, a U.K.-based international aviation loss adjusting and claims management provider, for $3,672,000, bringing its total ownership interest to 95%. The Company acquired its initial 59% ownership interest in GAB Robins Aviation Limited through its acquisition of GAB Robins and, because of its controlling financial interest, the Company consolidated the results of GAB Robins Aviation Limited before and after the acquisition of the additional interest in the current year. The Company accounted for this subsequent acquisition as an equity transaction in accordance with ASC 810-10, "Consolidation".

On July 15, 2014, the Company acquired 100% of the capital stock of Buckley Scott Holdings Limited ("Buckley Scott"), a U.K.-based international construction and engineering adjusting firm, for $3,812,000. Net assets purchased totaled $1,532,000, including $488,000 cash acquired. A deferred income tax liability of $473,000 was recognized on the acquired intangible assets. The agreement contains an earnout provision based on Buckley Scott achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,407,000.

The Company owns 51% of the capital stock of LWI, a specialist loss consulting company based in London which offers onshore and offshore energy expertise. The Company has the right to purchase the 49% noncontrolling interest of LWI for a period of six months beginning in June 2018 for a price to be determined using a seven times multiple of LWI's average earnings before interest, taxes, depreciation and amortization for the 36 months preceding the date the right is exercised. The Company also has the right of first refusal within 30 days to match any offer to acquire the 49% noncontrolling interest.

The Company sold its 74.9% ownership interest in Crawford South Africa in February 2014 to the noncontrolling interest holder at net book value. Net assets sold were $2,542,000, including cash of $1,554,000. The Company recognized a loss on the disposal of this entity of $474,000 in 2013. The results of Crawford South Africa were not material to the Company.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
Balance at December 31, 2014:
Goodwill	$31,829	$81,024	$151,133	$19,599	$283,585
Accumulated impairment losses	—	(567)	(151,133)	—	(151,700)
Net goodwill	31,829	80,457	—	19,599	131,885
2015 Activity:
Goodwill of acquired businesses	—	19,046	—	—	19,046
Impairment of goodwill	(5,465)	(43,849)	—	—	(49,314)
Other activity (1)	—	668	—	—	668
Foreign currency effects	—	(6,669)	—	—	(6,669)
Balance at December 31, 2015:
Goodwill	31,829	94,069	151,133	19,599	296,630
Accumulated impairment losses	(5,465)	(44,416)	(151,133)	—	(201,014)
Net goodwill	26,364	49,653	—	19,599	95,616
2016 Activity:
Other activity (1)	—	(531)	—	—	(531)
Foreign currency effects	—	(3,335)	—	—	(3,335)
Balance at December 31, 2016:
Goodwill	31,829	90,203	151,133	19,599	292,764
Accumulated impairment losses	(5,465)	(44,416)	(151,133)	—	(201,014)
Net goodwill	$26,364	$45,787	$—	$19,599	$91,750

(1)    "Other activity" primarily relates to adjustments for deferred taxes acquired in connection with prior period business combinations.

The Company recognized goodwill impairments in the U.S. Services and International reporting units of $5,465,000 and $43,849,000, respectively during the year ended December 31, 2015.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2016 and 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2016:
Customer relationships	$122,403	$(66,281)	$56,122	6.7 years
Technology-based	5,913	(5,913)	—	0.0 years
Trade name	1,697	(1,639)	58	0.1 years
Total	$130,013	$(73,833)	$56,180	6.1 years
December 31, 2015:
Customer relationships	$130,964	$(58,685)	$72,279	8.0 years
Technology-based	5,913	(5,536)	377	0.5 years
Trade name	2,098	(1,068)	1,030	1.1 years
Total	$138,975	$(65,289)	$73,686	6.9 years

Amortization of finite-lived intangible assets was $9,969,000, $10,410,000, and $7,084,000 for the years ended December 31, 2016, 2015, and 2014, respectively. For the years ended December 31, 2016, 2015, and 2014, amortization expense for finite-lived customer relationships and trade name intangible assets in the amounts of $9,592,000, $9,668,000, and $6,341,000, respectively, were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 15 years.

At December 31, 2016, annual estimated aggregate amortization expense for intangible assets subject to amortization is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2017	$8,381
2018	8,317
2019	8,317
2020	8,267
2021	7,257

The following is a summary of indefinite-lived intangible assets at December 31, 2016 and 2015:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2016:
Trade names	$31,351	$(600)	$30,751
December 31, 2015:
Trade names	$31,775	$(600)	$31,175

4.	Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2016 and 2015:

December 31,	2016	2015
	(In thousands)
Credit Facility	$186,196	$243,667
Capital lease obligations	1,818	3,615
Total long-term debt and capital leases	188,014	247,282
Less: portion of Credit Facility classified as short-term	(30)	(19,958)
Less: current installments of capital leases	(982)	(1,959)
Total long-term debt and capital leases, less current installments	$187,002	$225,365

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

On November 5, 2015, Crawford, certain of its subsidiaries, Wells Fargo and the other signatories thereto entered into the Fifth Amendment to the Credit Agreement (the "2015 Amendment"). Pursuant to the 2015 Amendment, among other things, the definition of Consolidated EBITDA was revised to exclude certain restructuring charges, not to exceed $27,000,000 in 2015 and $13,000,000 in 2016, and $38,000,000 in the aggregate. Additionally, the maximum leverage ratio and minimum fixed charge ratio with which the Company must comply were amended as described below. The 2015 Amendment also allowed for the disposition of immaterial foreign subsidiaries with a book value not to exceed $15,000,000 in the aggregate.

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

At December 31, 2016 and 2015, a total of $186,196,000 and $243,667,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $14,809,000 and $17,211,000 were outstanding at December 31, 2016 and 2015, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $198,477,000 and $142,413,000 at December 31, 2016 and 2015, respectively.

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

Also under the Credit Facility as amended in 2015, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.50 to 1.00 for fiscal quarters ending December 31, 2016 through September 30, 2017 and 3.25 to 1.00 for fiscal quarters thereafter.

At December 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $30,000 and $19,958,000 at December 31, 2016 and 2015, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2016 in 2017.

The Company's capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including any impact from the Company's cross currency basis swap through its termination date and amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $9,934,000, $8,983,000, and $6,812,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in 2016 is due to higher average borrowings during the first part of 2016 and an increase in interest rates. Interest paid on the Company's short-term and long-term borrowings was $8,451,000, $7,973,000, and $5,880,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2016 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2017	$30	$982	$1,012
2018	186,166	549	186,715
2019	—	205	205
2020	—	56	56
2021	—	26	26
Total	$186,196	$1,818	$188,014

5.	Derivative Instruments

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap required the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitled the U.S. parent to receive quarterly payments of U.S.$593,000. The Canadian subsidiary also made interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent received payments based on U.S. 3-month LIBOR. The cross currency basis swap had a scheduled expiration date of September 30, 2025. The Company elected not to designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, were recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Operations over the term of the swap and substantially offset one another prior to the settlement defined below. The changes in the fair value of the cross currency basis swap did not exactly offset changes in the value of the intercompany note, as the fair value of this swap was determined based on forward rates while the value of the intercompany note was determined based on end of period spot rates. The net gains and losses for the swap historically were not significant.

During September 2016, the Company entered into a transaction ("settlement") in which the Canadian subsidiary repaid the intercompany note payable to the U.S. parent and the Company terminated the cross currency basis swap. In connection with the settlement, the Company received proceeds of $4,100,000 in exchange for terminating the cross currency basis swap. For the year ended December 31, 2016, the Company recognized a net loss of $585,000 due to changes in the fair value of the cross currency basis swap, the value of the intercompany note, and on the settlement. A net loss was recognized on the settlement due to a change in the forward rates used to value the cross currency basis swap which was not substantially offset by the change in the value of the intercompany note based on the spot rate on the day of the settlement.

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

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Office space	$43,245	$44,577	$43,277
Automobiles	6,043	7,319	7,615
Computers and equipment	111	13	378
Total operating leases	$49,399	$51,909	$51,270

At December 31, 2016, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2017	$41,099
2018	29,498
2019	26,735
2020	20,500
2021	17,773
2022 and Thereafter	33,620

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective October 10, 2016, the Company entered into a 13-year operating lease for approximately 109,000 square feet of office space in Atlanta, Georgia, as a replacement and consolidation for its Atlanta Support Center beginning late 2017. The Company has future total lease payments associated with this lease of approximately $31,500,000. Additionally, the Company is responsible for certain related property operating expenses above 2018 base year costs, which are excluded from the table above.

Effective June 24, 2015, the Company entered into 10-year operating leases for approximately 16,000 square feet of office space in London, England, for its International segment as a replacement and consolidation of certain of its London facilities. The Company has total lease payments associated with the leases of approximately $9,100,000 subject to market rate adjustments on the fifth anniversary of the lease commitment date. Additionally, the Company is responsible for certain value-added taxes and operating expenses, which are excluded from the table above.

In November 2014, the Company entered into an amendment and extension of an existing lease, resulting in a 7 years, 5 months operating lease agreement for approximately 50,000 square feet of office space in Jacksonville, FL, for its U.S. Contractor Connection service line in its U.S. Services segment. The amended lease on the expanded premises began January 1, 2015. Total lease payments over the remaining lease term are approximately $4,106,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

In January 2013, the Company entered into a 10-year operating lease for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for its Broadspire segment. The lease began July 1, 2013. Total lease payments over the remaining lease term are approximately $4,703,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective May 1, 2012, the Company entered into a 10-year operating lease for the lease of approximately 45,000 square feet of office space in Seattle, Washington for its Garden City Group segment. Total lease payments over the remaining lease term are approximately $7,484,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its Garden City Group segment's corporate headquarters. The lease, as amended, includes a total of approximately 47,000 square feet. Total lease payments over the remaining lease term are approximately $8,573,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for its Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Total lease payments over the remaining lease term are approximately $4,465,000. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective August 1, 2006, the Company entered into an 11-year operating lease for approximately 160,000 square feet of office space in Atlanta, Georgia for use as the Company's corporate headquarters. Total lease payments over the remaining lease term are approximately $3,961,000. Additionally, the Company is responsible for certain related property operating expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Total lease payments over the remaining lease term are approximately $22,363,000. All of the office space was subleased at December 31, 2016. Under executed sublease arrangements at December 31, 2016, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2017	$3,569
2018	4,057
2019	4,146
2020	4,238
2021	4,332
Total minimum sublease payments to be received	$20,342

One of the sublease agreements is for three of the four floors of one of the leased buildings in Plantation, Florida; this lease expires in December 2021. The remaining floor was subleased through the remaining lease term during 2016. The other sublease is for an entire building and expires in December 2021.

7.    Income Taxes

Income (loss) before income taxes consisted of the following:

Year Ended December 31,	2016	2015	2014
	(In thousands)
U.S.	$33,051	$22,414	$40,840
Foreign	30,190	(54,187)	19,048
Income (loss) before income taxes	$63,241	$(31,773)	$59,888

The provision for income taxes consisted of the following:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Current:
U.S. federal and state	$5,196	$5,716	$4,867
Foreign	9,838	3,996	8,724
Deferred:
U.S. federal and state	9,788	5,786	13,645
Foreign	743	(1,666)	1,544
Provision for income taxes	$25,565	$13,832	$28,780

Net cash payments for income taxes were $16,170,000, $9,690,000, and $13,017,000 in 2016, 2015, and 2014, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Federal income taxes at statutory rate	$22,134	$(11,121)	$20,961
State income taxes, net of federal benefit	2,280	1,872	1,975
Goodwill impairment	—	15,824	—
Foreign taxes	2,273	3,804	1,544
Change in valuation allowance	(2,196)	3,643	3,023
Research and development credits	(429)	(1,912)	(266)
Foreign tax credits	(865)	(651)	(1,043)
Nondeductible meals and entertainment	1,111	1,441	1,662
Tax rate changes	(71)	412	1,002
Other	1,328	520	(78)
Provision for income taxes	$25,565	$13,832	$28,780

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible non-cash goodwill impairment charge, the Company's inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, 2015 losses in certain operations, including losses due to restructuring and special charges, were in jurisdictions with lower tax rates or where the losses are unable to be benefited.

The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. An exception to this general policy could occur if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, the Company would analyze its anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. All historical earnings and future foreign earnings needed for business reinvestment needs will remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. At December 31, 2016, undistributed earnings approximated $170,000,000. Determination of the deferred income tax liability on these undistributed earnings is not practicable since such liability, if any, is dependent on circumstances existing when remittance occurs.

Deferred income taxes consisted of the following at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Accrued compensation	$13,862	$12,057
Accrued pension liabilities	33,295	42,485
Self-insured risks	9,304	9,999
Deferred revenues	9,949	10,725
Accrued rent	1,511	1,804
Interest	5,258	6,178
Tax credit carryforwards	24,784	32,232
Loss carryforwards	23,518	27,123
Other	895	3,099
Gross deferred income tax assets	122,376	145,702
Accounts receivable allowance	6,148	6,300
Unbilled revenues	13,917	12,143
Depreciation and amortization	58,985	63,775
Other post-retirement benefits	235	294
Gross deferred income tax liabilities	79,285	82,512
Net deferred income tax assets before valuation allowance	43,091	63,190
Valuation allowance	(14,498)	(17,204)
Net deferred income tax assets	$28,593	$45,986
Amounts recognized in the Consolidated Balance Sheets consist of :
Long-term deferred income tax assets included in "Deferred income tax assets"	30,379	47,371
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(1,786)	(1,385)
Net deferred income tax assets	$28,593	$45,986

At December 31, 2016, the Company had deferred tax assets related to loss carryforwards of $24,928,000, before netting of unrecognized tax benefits of $739,000 and stock-based compensation attributes of $671,000. An estimated $15,743,000 of the deferred tax assets will not expire, and $9,185,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
	(In thousands)
Balance, beginning of year	$17,204	$15,231	$12,518
Other changes	(2,706)	1,973	2,713
Balance, end of year	$14,498	$17,204	$15,231

Changes to the valuation allowance for the year ended December 31, 2016 were primarily due to release of valuation allowances based on expected utilization of deferred tax assets. For the years ended December 31, 2015, and 2014 the changes were primarily due to losses in certain of the Company's international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2013	$7,924
Reductions for tax positions related to the current year	(1,664)
Additions for tax positions related to prior years	$49
Lapses of applicable statutes of limitation	(412)
Balance at December 31, 2014	5,897
Additions for tax provisions related to the current year	229
Reductions for tax positions related to prior years	$(2,224)
Additions for tax positions related to prior years	2,349
Lapses of applicable statutes of limitation	$(64)
Balance at December 31, 2015	6,187
Additions for tax provisions related to the current year	159
Reductions for tax positions related to prior years	(989)
Additions for tax positions related to prior years	278
Lapses of applicable statutes of limitation	(166)
Balance at December 31, 2016	$5,469

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2016, 2015, and 2014, was $155,000, $31,000, and $104,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2016, 2015, and 2014 were $3,332,000, $3,899,000, and $2,475,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

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

The Company expects $1,200,000 in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $23,952,000, $23,652,000, and $24,249,000 in 2016, 2015, and 2014, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions are anticipated in future years as the impact of the BBA2015 pension funding reform is phased out. Currently, Crawford plans to contribute $9,000,000 per annum to the U.S. Qualified Plan for the next three fiscal years to improve the funded status of the plan and minimize future required contributions. The Company expects to make contributions of approximately $9,000,000 to its U.S. Qualified Plan and $5,100,000 to its U.K. Plans in 2017.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the "other international plans") have retirement benefits that are accounted for as defined benefit pension plans under GAAP. During 2015, a majority of the employees covered under the defined benefit pension plan in the Netherlands elected to convert to a newly created defined contribution plan effective January 1, 2015. This was accounted for in 2015 as a curtailment of the defined benefit pension plan which resulted in the reduction of the projected benefit obligation in the amount of $5,500,000, a reduction of the deferred tax asset of $1,400,000, and a reduction in accumulated other comprehensive loss of $4,100,000. This change resulted in a reduction in Net Periodic Pension Costs of $673,000 in 2015. This reduction was substantially offset by an increase in defined contribution expense.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2016 and 2015:

December 31,	2016	2015
	(In thousands)
Projected benefit obligations	$520,906	$538,507
Fair value of plans' assets	412,205	413,204

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2016 and 2015:

December 31,	2016	2015
	(In thousands)
Projected benefit obligations	$243,661	$261,186
Fair value of plans' assets	265,253	276,295

In addition, the Company sponsors two frozen nonqualified, unfunded defined benefit pension plans for certain employees and retirees, which are based on career compensation. These plans were frozen effective December 31, 2002. The liabilities of these plans, which equal their projected benefit obligations, are included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets based on the expected timing of funding these obligations, since they are funded as needed from Company assets.

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2016	2015
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$799,693	$868,747
Service cost	1,218	1,698
Interest cost	30,129	32,655
Employee contributions	86	187
Actuarial loss (gain)	51,859	(31,078)
Plan curtailments	—	(5,490)
Benefits paid	(63,537)	(52,187)
Foreign currency effects	(54,881)	(14,839)
End of measurement period	764,567	799,693
Fair Value of Plans' Assets:
Beginning of measurement period	689,499	725,770
Actual return on plans' assets	94,750	12,863
Employer contributions	14,727	16,600
Employee contributions	86	187
Benefits paid	(63,537)	(52,187)
Foreign currency effects	(58,067)	(13,734)
End of measurement period	677,458	689,499
Unfunded Status	$(87,109)	$(110,194)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2016	2015
	(In thousands)
U.S. Qualified Plan	$103,545	$120,542
U.K. Plans	—	—
Other international plans	1,630	1,190
Subtotal, included in "Accrued pension liabilities"	105,175	121,732
Prepaid pension asset included in "Other noncurrent assets"	(21,591)	(15,109)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	320	322
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,205	3,249
Total unfunded status	$87,109	$110,194
Accumulated other comprehensive loss, before income taxes	$(279,422)	$(309,120)

A fixed number of U.S. employees, retirees, and eligible dependents were previously covered under a frozen post-retirement medical benefits plan and are now provided Company-subsidized premiums for participation in health care exchanges. The liabilities for this plan are included in the Company's self-insured risks liabilities and are not material. This plan was frozen effective December 31, 2002.

The following tables set forth the 2016 and 2015 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2014	$(334,661)	$912
Amortization of net loss (gain)	14,223	(152)
Net gain arising during the year	7,439	—
Currency translation	3,119	—
Net unrecognized actuarial (loss) gain, December 31, 2015	(309,880)	760
Amortization of net loss (gain)	13,338	(152)
Net gain arising during the year	6,183	—
Currency translation	10,329	—
Net unrecognized actuarial (loss) gain, December 31, 2016	$(280,030)	$608

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2017 for the U.S. and U.K. defined benefit pension plans are $10,798,000 ($6,904,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect a snapshot of the state of the Company's long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 included the following components:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Service cost	$1,218	$1,698	$2,667
Interest cost	30,129	32,655	35,270
Expected return on assets	(36,406)	(41,710)	(45,481)
Amortization of actuarial loss	12,840	13,371	11,828
Net periodic benefit cost	$7,781	$6,014	$4,284

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2017	$41,661
2018	42,277
2019	42,796
2020	43,285
2021	43,584
2022-2026	219,194

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. During 2015, the Company revised the mortality assumptions for the U.S. plans to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $7,200,000 decrease in the projected benefit obligation for the U.S. plans. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2016	2015
Discount rate used to compute benefit obligations	4.15%	4.40%
Discount rate used to compute periodic benefit cost	4.40%	4.06%
Expected long-term rates of return on plans' assets	6.50%	6.50%

U.K. Defined Benefit Plans:	2016	2015
Discount rate used to compute benefit obligations	2.65%	3.85%
Discount rate used to compute periodic benefit cost	3.85%	3.90%
Expected long-term rates of return on plans' assets	5.85%	5.60%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

Beginning with the December 31, 2016 measurement, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.

The Company has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively. While the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates will reduce the service and interest cost for the pension plans for fiscal 2017 by an estimated $4,200,000. The Company does not expect this change will have a material effect in periods beyond 2017. For the pension plans, the weighted average spot rates used to determine service and interest costs were 3.48% for the U.S. Qualified plan and 2.71% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2017 net periodic pension cost are estimated to be 6.30% and 5.85% for the U.S.Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2016	2015	2016	2015
Equity securities	30.2%	28.0%	26.7%	24.6%
Fixed income securities	66.7%	65.8%	60.1%	57.9%
Alternative strategies	1.1%	2.9%	11.8%	16.6%
Cash, cash equivalents and short-term investment funds	2.0%	3.3%	1.4%	0.9%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

9.    Common Stock and Earnings (Loss) per Share

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 11, "Stock-Based Compensation," certain shares of CRD-A are issued with restrictions under incentive compensation plans.

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

During the year ended December 31, 2016 no shares of CRD-A or CRD-B were repurchased under the 2014 Repurchase Authorization. During the year ended December 31, 2015, the Company reacquired 517,700 shares of CRD-A at an average cost of $6.62 under the 2014 Repurchase Authorization. No shares of CRD-B were repurchased during the year ended December 31, 2015. At December 31, 2016, the Company has remaining authorization to repurchase 1,455,300 shares under the 2014 Repurchase Authorization.

Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings (loss) per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings (loss) for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings (loss) per share for CRD-A and CRD-B. During 2016, 2015 and 2014, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2016		2015		2014
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$12,432	$9,969	$(32,651)	$(26,348)	$10,408	$8,499
Dividends paid	8,627	4,938	8,573	4,938	7,273	4,444
Net income (loss) available to common shareholders, basic	21,059	14,907	(24,078)	(21,410)	17,681	12,943
Denominator:
Weighted-average common shares outstanding, basic	30,793	24,690	30,596	24,690	30,237	24,690
Earnings (loss) per share - basic	$0.68	$0.60	$(0.79)	$(0.87)	$0.58	$0.52

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2016		2015		2014
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$12,563	$9,838	$(32,651)	$(26,348)	$10,522	$8,385
Dividends paid	8,627	4,938	8,573	4,938	7,273	4,444
Net income (loss) available to common shareholders, diluted	21,190	14,776	(24,078)	(21,410)	17,795	12,829
Denominator:
Weighted-average common shares outstanding, basic	30,793	24,690	30,596	24,690	30,237	24,690
Weighted-average effect of dilutive securities (1)	737	—	—	—	746	—
Weighted-average number of shares outstanding, diluted	31,530	24,690	30,596	24,690	30,983	24,690
Earnings (loss) per share - diluted	$0.67	$0.60	$(0.79)	$(0.87)	$0.57	$0.52

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

Listed below are the shares excluded from the denominator in the above computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been antidilutive:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	115	24	—
Performance stock grants excluded because performance conditions had not been met (1)	—	1,045	1,568

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gains (losses) from intra-entity loans that are long-term in nature of $2,547,000, $(6,894,000), and $(1,344,000) for the years ended December 31, 2016, 2015, and 2014, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2014	$(4,659)	$(217,299)	$(221,958)
Other comprehensive loss before reclassifications	(19,688)	—	(19,688)
Unrealized net gains arising during the year	—	8,209	8,209
Amounts reclassified from accumulated other comprehensive income (1)	—	10,806	10,806
Net current period other comprehensive (loss) income	(19,688)	19,015	(673)
Balance at December 31, 2015	(24,347)	(198,284)	(222,631)
Other comprehensive loss before reclassifications	(9,102)	—	(9,102)
Unrealized net gains arising during the year	—	11,337	11,337
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,623	8,623
Net current period other comprehensive (loss) income	(9,102)	19,960	10,858
Balance at December 31, 2016	$(33,449)	$(178,324)	$(211,773)

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

11.    Stock-Based Compensation

The Company has various stock-based incentive compensation plans for its employees and members of its Board of Directors. Only shares of CRD-A can be issued under these plans. The fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. When recognizing compensation expense, estimates are made for the number of awards that are expected to vest, and subsequent adjustments are made to reflect both changes in the number of shares expected to vest and actual vesting. Compensation expense recognized at the end of any year equals at least the portion of the grant-date value of an award that has vested at that date.

The pretax compensation expense recognized for all stock-based compensation plans was $5,252,000, $3,229,000, and $1,189,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,983,000, $921,000, and $311,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2016, 2015, and 2014, compensation expense of $280,000, $25,000, and $474,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2016, 2015, and 2014, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	1,660	$5.57	5.1 years	$3,517
Exercised	(449)	5.11
Forfeited or expired	(375)	6.51
Outstanding at December 31, 2014	836	5.40	6.7 years	2,647
Exercised	(106)	5.20
Forfeited or expired	(212)	5.86
Outstanding at December 31, 2015	518	5.26	5.0 years	8
Granted	250	8.90
Exercised	(164)	5.08
Forfeited or expired	(115)	5.20
Outstanding at December 31, 2016	489	$7.19	7.0 years	$1,168
Vested and Exercisable at December 31, 2016	239	$5.40	4.5 years	$973

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $4.11. No stock options were granted in 2015 or 2014. Options exercised in 2016, 2015, and 2014 had an intrinsic value of $752,000, $199,000, and $1,622,000, respectively. The fair value of options that vested in 2016 was $467,000. The fair value of options that vested in 2015 was $0. The fair value of options that vested in 2014 was $846,000.

At December 31, 2016, the unrecognized compensation cost related to unvested employee stock options was $724,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

2016
Expected dividend yield	2.75%
Expected volatility	60.02%
Risk-free interest rate	2.50%
Expected term of options	10 years

The expected dividend yield used for 2016 was based on the Company's historical dividend yield. The expected volatility of the price of CRDA was based on historical realized volatility. The risk-free interest rate was based on the average borrowing rate for the Company. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

Performance-Based Stock Grants

Performance share grants are from time to time made to certain key employees of the Company. Such grants entitle employees to earn shares of CRD-A upon the achievement of certain individual and/or corporate objectives. Grants of performance shares are made at the discretion of the Company's Board of Directors, or the Board's Compensation Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRD-A on the date of grant, reduced for the present value of any dividends expected to be paid on CRD-A prior to the vesting of the award. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche.

A summary of the status of the Company's nonvested performance shares as of December 31, 2016, 2015, and 2014, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,641,000	$4.26
Granted	1,086,000	6.93
Vested	(193,289)	5.47
Forfeited or unearned	(758,000)	3.85
Nonvested at December 31, 2014	1,775,711	5.93
Granted	1,104,300	6.46
Vested	(259,150)	6.22
Forfeited or unearned	(1,304,675)	5.56
Nonvested at December 31, 2015	1,316,186	6.65
Granted	1,179,384	4.47
Vested	(499,370)	5.28
Forfeited or unearned	(1,189,319)	6.28
Nonvested at December 31, 2016	806,881	$6.17

The total fair value of the performance shares that vested in 2016, 2015, and 2014 was $2,638,000, $1,612,000, and $1,057,000, respectively.

Compensation expense (credit) recognized for all performance shares totaled $3,060,000, $1,911,000, and $(518,000) for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. The credit in compensation expense for the year ended December 31, 2014 resulted from reductions in expense related to cliff vesting shares granted in 2014, 2013, and 2012, as the Company determined that the performance conditions for these shares were not likely to be met. Each of these awards required the Company to achieve cumulative earnings per share targets over a three-year period. Certain performance awards vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2016, there was an estimated $2,704,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2018.

Restricted Shares

The Company's Board of Directors may elect to issue restricted shares of CRD-A in lieu of, or in addition to, cash payments to certain key employees. Employees receiving these shares are subject to restrictions on their ability to transfer the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. The grant-date fair value of a restricted share of CRD-A is based on the market value of the stock on the date of grant. Compensation cost is recognized on an accelerated basis over the requisite service period.

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2016, 2015, and 2014 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	69,000	$5.07
Granted	154,145	7.85
Vested	(129,811)	6.44
Forfeited or unearned	(5,000)	6.59
Nonvested at December 31, 2014	88,334	7.83
Granted	53,000	6.72
Vested	(38,332)	3.91
Forfeited or unearned	(2,000)	4.44
Nonvested at December 31, 2015	101,002	5.01
Granted	133,871	6.54
Vested	(160,536)	6.57
Forfeited or unearned	(6,668)	8.90
Nonvested at December 31, 2016	67,669	$7.56

Compensation expense recognized for all restricted shares for the years ended December 31, 2016, 2015, and 2014 was $1,567,000, $886,000, and $848,000, respectively. As of December 31, 2016, there was $106,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2017.

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

Under the U.S. Plan, the Company is authorized to issue up to 1,200,000 shares of CRD-A to eligible employees. Participating employees can elect to have up to $25,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price of a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

Since the U.S. Plan involves a look-back option, the calculation of compensation cost is separated into two components. The first component is calculated as 15% (the employee discount) of a nonvested share of CRD-A. The second component involves using the Black-Scholes-Merton option-pricing formula to value a one year option to purchase 85% of a share of CRD-A. This value is adjusted to reflect the effect of any estimated dividends that the employee will not receive during the life of the option component.

During the years ended December 31, 2016, 2015 and 2014, a total of 99,750, 90,919, and 154,519 shares, respectively, of CRD-A were issued under the prior U.S. employee stock purchase plan to the Company's employees at purchase prices of $6.49, $5.73, and $4.33 in 2016, 2015, and 2014, respectively. At December 31, 2016, an estimated 137,000 shares will be issued and purchased under the U.S. Plan in 2017. During the years ended December 31, 2016, 2015, and 2014, compensation expense of $261,000, $288,000, and $259,000, respectively, was recognized for the prior U.S. employee stock purchase plan.

Under the U.K. Plan, the Company is authorized to issue up to 2,000,000 shares of CRD-A. Under the U.K. Plan, eligible employees can elect to have up to £250 withheld from payroll each month to purchase shares after the end of a three-year savings period. The purchase price of a share of stock is 85% of the market price of the stock at a date prior to the grant date as determined under the U.K. Plan. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

For purposes of calculating the compensation expense for shares issuable under the U.K. Plan, the fair value of a share is equal to 15% (the employee discount) of the market price of a share of CRD-A at the beginning of the withholding period.

At December 31, 2016, an estimated 212,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $4.24 to $6.22. For the years ended December 31, 2016, 2015, and 2014, compensation expense of $80,000, $123,000, and $126,000, respectively, was recognized for the U.K. Plan. During 2016, 2015, and 2014, a total of 159,256 shares, 104,267 shares, and 264,998 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2016, 2015, and 2014, 6,660, 6,916, and 11,900 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,051	$—	$—	$10,051

Liabilities:
Contingent earnout liability (3)	—	—	1,407	1,407

December 31,	2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$11	$—	$—	$11
Derivative not designated as hedging instrument:
Cross currency basis swap (2)	—	6,060	—	6,060

Liabilities:
Contingent earnout liability (3)	—	—	1,921	1,921
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
At December 31, 2015, the Company had a cross currency basis swap. The fair value of the Company's cross currency basis swap was derived from a discounted cash flow analysis based on the terms of the swap and the forward curves for foreign currency rates and interest rates adjusted for the counterparty's credit risk. The fair value of this cross currency basis swap was included in "Other noncurrent assets" on the Company's Consolidated Balance Sheets, based upon the term of the cross currency basis swap. This swap was settled in 2016.

(3)
The fair value of the contingent earnout liability for the Buckley Scott acquisition was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements. The valuation is sensitive to Level 3 data, but is currently payable. As such, the fair value is not expected to vary materially from the balance recorded. The difference in the liability during the year is primarily due to the change in foreign exchange rates. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2016 or 2015. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2016 and 2015:

December 31,	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$1,441	$—	$—	$1,441	$5,928	$—	$—	$5,928
Short-term investment funds	—	5,844	—	5,844	—	6,876	—	6,876
Equity Securities:
U.S.	—	80,229	—	80,229	—	73,397	—	73,397
International	—	33,243	—	33,243	—	33,109	—	33,109
Fixed Income Securities:
U.S.	22,655	212,998	—	235,653	29,888	208,356	—	238,244
International	—	14,999	—	14,999	—	12,165	—	12,165
Other	—	4,222	—	4,222	—	10,946	—	10,946
TOTAL	$24,096	$351,535	$—	$375,631	$35,816	$344,849	$—	$380,665

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2016 and 2015:

December 31,	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$3,770	$—	$—	$3,770	$2,600	$—	$—	$2,600
Equity Securities:
U.S.	—	54,712	—	54,712	—	44,034	—	44,034
International	—	16,167	—	16,167	—	23,789	—	23,789
Fixed Income Securities:
Money market funds	—	120,458	—	120,458	—	103,399	—	103,399
Government securities	—	28,772	—	28,772	—	44,094	—	44,094
Corporate bonds and debt securities	—	9,467	—	9,467	—	11,755	—	11,755
Mortgage-backed securities	—	610	—	610	—	788	—	788
Alternative strategy funds	—	21,982	—	21,982	—	30,208	—	30,208
Real estate funds	—	—	9,315	9,315	—	—	15,627	15,627
TOTAL	$3,770	$252,168	$9,315	$265,253	$2,600	$258,067	$15,627	$276,294

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.K. pension plan during the years ended December 31, 2016 and 2015:

Real Estate Funds	U.K.
(in thousands)
Balance at December 31, 2014	$14,740
Actual return on plan assets:
Related to assets still held at the reporting date	887
Purchases, sales and settlements—net	—
Balance at December 31, 2015	15,627
Actual return on plan assets:
Related to assets still held at the reporting date	(3,145)
Purchases, sales and settlements—net	(3,167)
Balance at December 31, 2016	$9,315

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

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment charges, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2016, 2015, and 2014 related to the Company's reportable segments is presented below.

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
2016
Revenues before reimbursements	$231,198	$479,884	$301,977	$96,227	$1,109,286
Segment operating earnings	35,716	42,538	30,003	7,843	116,100
Depreciation and amortization (1)	2,832	7,673	9,638	3,512	23,655
Assets	55,823	306,542	96,619	78,369	537,353
2015
Revenues before reimbursements	$242,488	$506,650	$293,032	$128,215	$1,170,385
Segment operating earnings	32,702	18,799	24,017	11,507	87,025
Depreciation and amortization (1)	2,780	8,579	8,841	5,783	25,983
Assets	56,731	332,954	105,518	87,608	582,811
2014
Revenues before reimbursements	$215,385	$488,284	$268,890	$170,292	$1,142,851
Segment operating earnings	18,039	25,344	15,469	22,849	81,701
Depreciation and amortization (1)	2,415	7,525	8,448	5,895	24,283
Assets	46,846	318,689	103,899	122,129	591,563
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

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

Year Ended December 31,	2016	2015	2014
	(In thousands)
U.S. Services
U.S. Claims Field Operations	$81,270	$85,265	$96,390
U.S. Technical Services	28,659	28,610	24,822
U.S. Catastrophe Services	50,549	69,290	43,656
Subtotal U.S. Claims Services	160,478	183,165	164,868
U.S. Contractor Connection	70,720	59,323	50,517
Total Revenues before Reimbursements—U.S. Services	$231,198	$242,488	$215,385

Broadspire
Workers' Compensation, Disability, and Liability Claims Management	$127,618	$121,875	$112,334
Medical Management	160,185	156,290	140,903
Risk Management Information Services	14,174	14,867	15,653
Total Revenues before Reimbursements—Broadspire	$301,977	$293,032	$268,890

Capital expenditures for the years ended December 31, 2016, 2015, and 2014 are shown in the following table:

Year Ended December 31,	2016	2015	2014
	(In thousands)
U.S. Services	$936	$3,100	$4,855
International	6,911	8,874	7,440
Broadspire	4,678	6,574	7,705
Garden City Group	2,607	600	2,476
Corporate	14,067	13,771	6,721
Total capital expenditures	$29,199	$32,919	$29,197

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2016, 2015, and 2014 was as follows:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Segments' revenues before reimbursements	$1,109,286	$1,170,385	$1,142,851
Reimbursements	68,302	71,135	74,112
Total consolidated revenues	$1,177,588	$1,241,520	$1,216,963

The Company's reportable segments' total operating earnings reconciled to consolidated income (loss) before income taxes for the years ended December 31, 2016, 2015, and 2014 were as follows:

Year Ended December 31,	2016	2015	2014
	(In thousands)
Operating earnings of all reportable segments	$116,100	$87,025	$81,701
Unallocated corporate and shared costs and credits	(23,971)	(16,605)	(8,582)
Net corporate interest expense	(9,185)	(8,383)	(6,031)
Stock option expense	(621)	(433)	(859)
Amortization of customer-relationship intangible assets	(9,592)	(9,668)	(6,341)
Goodwill impairment charges	—	(49,314)	—
Restructuring and special charges	(9,490)	(34,395)	—
Income (loss) before income taxes	$63,241	$(31,773)	$59,888

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2016 and 2015 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the International segment, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2016	2015
	(In thousands)
Assets of reportable segments	$537,353	$582,811
Corporate assets:
Cash and cash equivalents	20,492	12,944
Unallocated allowances on receivables	(4,138)	(4,293)
Prepaid expenses and other current assets	16,362	15,282
Property and equipment	5,631	6,043
Capitalized software costs, net	77,019	74,790
Assets of deferred compensation plan	16,227	15,881
Capitalized loan costs	2,642	3,991
Deferred income tax assets	30,379	47,371
Other noncurrent assets	33,892	28,586
Total corporate assets	198,506	200,595
Total assets	$735,859	$783,406

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

	U.K.	Canada	Other	Total International Segment
	(In thousands)
2016
Revenues before reimbursements	$171,869	$106,696	$201,319	$479,884
Long-lived assets	37,228	5,772	4,377	47,377
2015
Revenues before reimbursements	186,375	110,180	210,095	506,650
Long-lived assets	51,457	6,656	6,747	64,860
2014
Revenues before reimbursements	128,561	129,246	230,477	488,284
Long-lived assets	12,116	2,274	7,324	21,714

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $447,239,000 and $662,797,000 at December 31, 2016 and 2015, respectively. In addition, the Garden City Group segment administers funds in noncustodial accounts at financial institutions that totaled $1,020,443,000 and $457,344,000 at December 31, 2016 and 2015, respectively.

15.    Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2016, the aggregate committed amount of letters of credit outstanding under the facility was $14,809,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets. The 2014 acquisition of Buckley Scott included an earnout provision based on achieving certain financial results during the two-year period following the completion of the acquisition, with a current estimated fair value of $1,407,000 which is currently payable. For additional information on these obligations and rights, see Note 2, "Acquisitions and Dispositions of Businesses."

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

In 2015, the Company voluntarily self-reported to the SEC and the Department of Justice certain potential violations of the Foreign Corrupt Practices Act discovered by the Company during the course of its regular internal audit process. Upon discovery, the Company, with the oversight of the Audit Committee and the Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In the first quarter of 2017, the Company received notice from the SEC that the SEC has concluded its investigation and did not intend to recommend an enforcement action against the Company with respect to this matter.

16.    Restructuring and Special Charges

Total restructuring and special charges were $9,490,000 and $34,395,000 during the years ended December 31, 2016 and 2015. There were no restructuring or special charges during the year ended December 31, 2014.

Restructuring charges for the years ended December 31, 2016 and 2015 of $8,565,000 and $28,736,000 were recorded related to the establishment and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), integration costs related to the GAB Robins acquisition and other International segment restructuring, and restructuring activities in other areas.

The following table shows the costs incurred by type of restructuring activity:

Restructuring Charges	2016	2015
Year Ended December 31,	(In thousands)
Implementation and phase-in of the Centers	$3,741	$4,429
Integration costs related to the GAB Robins acquisition and International segment restructuring	2,975	15,596
Restructuring activities for U.S. Services segment	—	1,238
Administrative restructuring costs	—	1,725
Cease use loss on leased facilities	255	2,847
Asset impairments and lease termination costs	1,594	2,901
Total restructuring charges	$8,565	$28,736

Costs associated with the Centers were primarily for severance costs and professional fees. Integration costs related to the GAB Robins acquisition and International segment restructuring were predominantly comprised of severance costs, lease costs, and to a lesser extent professional fees and other costs. The restructuring charges in U.S. Services and Administrative restructuring costs were for severance. Cease use loss is comprised of the net estimated loss on leased properties that the Company is no longer occupying and is aggressively marketing for sublease. Asset impairments relate to decisions to close certain operations. The Company expects to incur an additional $13,200,000 in restructuring and special charges during 2017 related to these plans.

As of December 31, 2016, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2012, 2015 and 2016. The rollforwards of these costs to December 31, 2016 were as follows:

Restructuring Charges	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Balance at December 31, 2014	$1,431	$131	$—	$308	$1,870
Additions	2,588	16,262	6,713	3,173	28,736
Adjustments to accruals	(448)	—	—	(13)	(461)
Cash payments	—	(9,387)	(5,647)	(211)	(15,245)
Balance at December 31, 2015	3,571	7,006	1,066	3,257	14,900
Additions	1,526	2,995	3,611	433	8,565
Adjustments to accruals	(1,112)	—	(136)	—	(1,248)
Cash payments	(919)	(8,476)	(3,924)	(1,741)	(15,060)
Balance at December 31, 2016	$3,066	$1,525	$617	$1,949	$7,157

The Company recorded special charges for the years ended December 31, 2016 and 2015 of $925,000 and $5,659,000, respectively. The special charges incurred during 2016 consisted of legal and professional fees related to the investigation described in Note 15 "Commitments and Contingencies" and other professional fees. The special charges recorded for the year ended December 31, 2015 were comprised of two components: (1) $1,627,000 in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $4,032,000 related to the investigation described in Note 15 "Commitments and Contingencies." At December 31, 2016, substantially all special charges had been paid.

17.    Subsequent Events

On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC, an Oklahoma limited liability company, for the purchase price of $36,125,000 on a debt free valuation basis. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

Based on our preliminary acquisition accounting, net assets acquired totaled $1,643,000, including $100,000 of cash. The difference between the purchase price and the net assets acquired represents indefinite and definite-lived intangible assets, goodwill and non-controlling interests. The acquisition was funded primarily through additional borrowings under the Credit Facility.

The purchase agreement also provides that: (a) $250,000 of the purchase price will be held in escrow to secure the net working capital post-closing adjustment; (b) $800,000 of the purchase price will be held in escrow for a period of 15 months after the closing date to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the purchase agreement; and (c) $1,000,000 of the purchase price will be held in escrow for a period of 24 months after the closing date to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the agreement.

The Company has an option, beginning on January 1, 2022 and expiring on December 31, 2023, to acquire the remaining 15% outstanding membership interest of WeGoLook. In the event the Company does not exercise the option, beginning on January 1, 2024, the minority members shall have the right to require the Company to acquire the minority members’ interest on or before December 31, 2024. In addition, at the time of the exercise of the option or the put, the minority members may be entitled to additional consideration depending on whether certain financial targets are achieved between closing and December 31, 2021.

The acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. The preliminary application of acquisition accounting to the assets acquired, and liabilities and noncontrolling interests assumed, as well as the results of operations of WeGoLook including noncontrolling interests, will first be reflected in the Company's unaudited condensed consolidated financial statements as of and for the period ending March 31, 2017 and will be reported in the Company’s U.S. Services segment.

Based upon the timing of the acquisition, the allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to the assets acquired and liabilities and noncontrolling interests assumed, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining final third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income taxes are subject to change.

The Company does not anticipate the WeGoLook operations will have a material impact on the Company’s consolidated results of operations or its earnings per share during 2017.

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

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited the accompanying consolidated balance sheets of Crawford & Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crawford & Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crawford & Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 27, 2017

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2016 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$277,234	$282,343	$277,286	$272,423	$1,109,286
Reimbursements	13,674	15,326	18,101	21,201	68,302
Total revenues	290,908	297,669	295,387	293,624	1,177,588
Total costs of services	215,107	215,688	211,554	214,326	856,675
Income before income taxes	13,936	15,277	19,955	14,073	63,241
U.S. Services operating earnings (1)	9,054	9,579	9,379	7,704	35,716
International operating earnings (1)	7,034	10,973	13,236	11,295	42,538
Broadspire operating earnings (1)	8,705	6,529	8,263	6,506	30,003
Garden City Group operating earnings (1)	1,495	2,691	2,351	1,306	7,843
Unallocated corporate and shared costs, net	(4,618)	(5,889)	(6,947)	(6,517)	(23,971)
Net corporate interest expense	(2,768)	(2,523)	(2,262)	(1,632)	(9,185)
Stock option expense	(90)	(137)	(176)	(218)	(621)
Amortization of customer-relationship intangible assets	(2,459)	(2,420)	(2,401)	(2,312)	(9,592)
Restructuring and special charges	(2,417)	(3,526)	(1,488)	(2,059)	(9,490)
Income taxes	(5,307)	(6,116)	(8,606)	(5,536)	(25,565)
Net loss (income) attributable to noncontrolling interests	1	(534)	(404)	(773)	(1,710)
Net income attributable to shareholders of Crawford & Company	$8,630	$8,627	$10,945	$7,764	$35,966

Earnings Per Share - Basic: (2) (3)
Class A Common Stock	$0.17	$0.16	$0.21	$0.15	$0.68
Class B Common Stock	$0.15	$0.14	$0.19	$0.13	$0.60

Earnings Per Share - Diluted: (2) (3)
Class A Common Stock	$0.16	$0.16	$0.20	$0.14	$0.67
Class B Common Stock	$0.14	$0.14	$0.18	$0.13	$0.60

2015 Quarterly Period	First	Second	Third	Fourth (4)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$287,777	$304,398	$293,335	$284,875	$1,170,385
Reimbursements	18,839	20,018	16,649	15,629	71,135
Total revenues	306,616	324,416	309,984	300,504	1,241,520
Total costs of services	238,162	252,126	227,755	222,309	940,352
Income before income taxes	5,522	8,887	7,298	(53,480)	(31,773)
U.S. Services operating earnings (1)	4,161	9,835	10,841	7,865	32,702
International operating earnings (1)	2,343	1,167	7,974	7,315	18,799
Broadspire operating earnings (1)	3,543	6,003	7,435	7,036	24,017
Garden City Group operating earnings (1)	4,951	3,721	1,141	1,694	11,507
Unallocated corporate and shared costs, net	(4,302)	(3,043)	(4,303)	(4,957)	(16,605)
Goodwill impairment charges	—	—	—	(49,314)	(49,314)
Net corporate interest expense	(1,864)	(2,042)	(2,332)	(2,145)	(8,383)
Stock option expense	(149)	(178)	(30)	(76)	(433)
Amortization of customer-relationship intangible assets	(2,098)	(2,334)	(2,350)	(2,886)	(9,668)
Restructuring and special charges	(1,063)	(4,242)	(11,078)	(18,012)	(34,395)
Income taxes	(2,241)	(4,709)	(8,385)	1,503	(13,832)
Net (income) loss attributable to noncontrolling interests	(295)	(124)	230	306	117
Net income (loss) attributable to shareholders of Crawford & Company	$2,986	$4,054	$(857)	$(51,671)	$(45,488)

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.06	$0.08	$(0.01)	$(0.93)	$(0.79)
Class B Common Stock	$0.04	$0.06	$(0.03)	$(0.95)	$(0.87)

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.06	$0.08	$(0.01)	$(0.93)	$(0.79)
Class B Common Stock	$0.04	$0.06	$(0.03)	$(0.95)	$(0.87)
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

(3)
The Company may pay a higher dividend on CRD-A than on CRD-B. This dividend differential can result in different earnings (loss) per share for each class of stock due to the two-class method of computing earnings (loss)per share as required by current accounting guidance. CRD-B generally presents a more dilutive measure.

(4)
The Company recognized goodwill impairment in the amount of $49.3 million related to its International and U.S. Services reporting units in the fourth quarter of 2015. See Note 3, "Goodwill and Intangible Assets," in the audited consolidated financial statements contained in this Item 8. This charge was largely nondeductible for income tax purposes. The provision for income taxes in the fourth quarter of 2015 included additional benefit due to changes in the mix of income and the goodwill impairment.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crawford & Company

We have audited Crawford & Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Crawford & Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crawford & Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crawford & Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2016 of Crawford & Company, and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Atlanta, Georgia
February 27, 2017

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2016, and is incorporated herein by reference.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements

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

2.1
Membership Interest Purchase Agreement, dated December 6, 2016, by and among Crawford Innovative Ventures, LLC, Robin Smith, Mathew Smith, Kenneth Knoll and Those Additional Sellers as listed on Exhibit A hereto (incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2017).

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

10.1*	Crawford & Company Non-Employee Director Stock Plan (as amended effective May 11, 2016).
10.2*
Crawford & Company Supplemental Executive Retirement Plan as Amended and Restated December 20, 2007, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.3*
Crawford & Company Deferred Compensation Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.4*
Crawford & Company amended and restated Executive Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration statement on Form S-8 (File No. 333-199915) filed with the Securities and Exchange Commission on November 6, 2014).

10.5*
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

10.7*
Crawford & Company 2007 Management Team Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 3, 2007).

10.8*	Crawford & Company 2016 Omnibus Stock and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2016).
10.9*
Crawford & Company 2016 Management Team Incentive Compensation Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2016).

10.10*
Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.11*
Terms of Employment Agreement between Danielle M. Lisenbey and the Registrant, dated June 30, 2014 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.12*
Terms of Employment Agreement between Dalerick Carden and the Registrant, dated October 2, 2014 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.13*
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

10.15*
Variation to Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of December 1, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.16*
Terms of Employment Agreement between Ian Muress and the Registrant dated as of April 12, 2006 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.17*
Terms of Employment Agreement between Larry Thomas and the Registrant dated February 11, 2015 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

10.18*
Terms of Employment Agreement between Kenneth Fraser and the Registrant dated May 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.19*
Terms of Employment Agreement between Kenneth Cutshaw and the Registrant dated January 19, 2016. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

10.20*
Terms of Employment Agreement between Bonnie Sawdey and the Registrant dated February 9, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

10.21*	Terms of Employment Agreement between Andrew Robinson and the Registrant dated January 6, 2017.
10.22
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

10.23
Pledge and Security Agreement, dated as of December 8, 2011, by Crawford & Company and certain of Crawford & Company's subsidiaries in favor of Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011).

10.24
Guaranty Agreement, dated as of December 8, 2011, by Crawford & Company, certain of Crawford & Company's subsidiaries and Wells Fargo, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 12, 2011).

10.25*	Director Compensation Summary Term Sheet.
10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	February 27, 2017	By	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	February 27, 2017	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	February 27, 2017	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	February 27, 2017	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	February 27, 2017	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	February 27, 2017	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	February 27, 2017	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	February 27, 2017	/s/ Roger A. S. Day
ROGER A. S. DAY, Director

Date	February 27, 2017	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	February 27, 2017	/s/ Joia M Johnson
JOIA M. JOHNSON, Director

Date	February 27, 2017	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	February 27, 2017	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.21	Terms of Employment Agreement between Andrew Robinson and the Registrant dated January 6, 2017.
10.25	Director Compensation Summary Term Sheet.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.