Form 10-Q
period 2017-03-31
CRAWFORD & CO
filed 2017-05-08
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017
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
Yes ☑          No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                        Yes ☑          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of April 28, 2017, was as follows:

Class A Common Stock, $1.00 par value: 31,499,226
Class B Common Stock, $1.00 par value: 24,690,172

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2017

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenues:

Revenues before reimbursements	$267,267	$277,234
Reimbursements	12,263	13,674
Total Revenues	279,530	290,908

Costs and Expenses:

Costs of services provided, before reimbursements	192,554	201,433
Reimbursements	12,263	13,674
Total costs of services	204,817	215,107

Selling, general, and administrative expenses	59,992	56,797

Corporate interest expense, net of interest income of $183 and $70, respectively	2,036	2,768

Restructuring and special charges	605	2,417

Total Costs and Expenses	267,450	277,089

Other Income	378	117

Income Before Income Taxes	12,458	13,936

Provision for Income Taxes	4,835	5,307

Net Income	7,623	8,629

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	41	1

Net Income Attributable to Shareholders of Crawford & Company	$7,664	$8,630

Earnings Per Share - Basic:
Class A Common Stock	$0.15	$0.17
Class B Common Stock	$0.13	$0.15

Earnings Per Share - Diluted:
Class A Common Stock	$0.14	$0.16
Class B Common Stock	$0.12	$0.14

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,409	30,545
Class B Common Stock	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	32,248	30,810
Class B Common Stock	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2017	2016

Net Income	$7,623	$8,629

Other Comprehensive Income (Loss):
Net foreign currency translation income (loss), net of tax of $0 and $0, respectively	878	(2,417)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $989 and $1,106, respectively	1,783	2,141

Other Comprehensive Income (Loss)	2,661	(276)

Comprehensive Income	10,284	8,353

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	855	614

Comprehensive Income Attributable to Shareholders of Crawford & Company	$11,139	$8,967

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$68,797	$81,569
Accounts receivable, less allowance for doubtful accounts of $14,792 and $14,499 respectively	164,073	153,566
Unbilled revenues, at estimated billable amounts	108,868	101,809
Income taxes receivable	3,782	3,781
Prepaid expenses and other current assets	24,158	24,006
Total Current Assets	369,678	364,731
Net Property and Equipment	27,236	29,605
Other Assets:
Goodwill	115,764	91,750
Intangible assets arising from business acquisitions, net	103,864	86,931
Capitalized software costs, net	82,233	80,960
Deferred income tax assets	29,778	30,379
Other noncurrent assets	55,786	51,503
Total Other Assets	387,425	341,523
TOTAL ASSETS	$784,339	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$6,037	$30
Accounts payable	50,575	51,991
Accrued compensation and related costs	60,370	74,466
Self-insured risks	13,622	14,771
Income taxes payable	6,673	3,527
Deferred rent	11,697	12,142
Other accrued liabilities	31,943	34,922
Deferred revenues	40,343	37,456
Current installments of long-term debt and capital leases	648	982
Total Current Liabilities	221,908	230,287
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	237,273	187,002
Deferred revenues	24,973	25,884
Accrued pension liabilities	100,371	105,175
Other noncurrent liabilities	25,433	28,247
Total Noncurrent Liabilities	388,050	346,308
Redeemable Noncontrolling Interests	7,187	—
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 31,527 and 31,296 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	31,527	31,296
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,690 shares issued and outstanding	24,690	24,690
Additional paid-in capital	48,809	48,108
Retained earnings	266,477	261,562
Accumulated other comprehensive loss	(208,298)	(211,773)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	163,205	153,883
Noncontrolling interests	3,989	5,381
Total Shareholders' Investment	167,194	159,264
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$784,339	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$7,623	$8,629
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	10,180	10,294
Stock-based compensation	1,296	729
Loss (gain) on disposals of property and equipment, net	82	(175)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(9,296)	2,969
Unbilled revenues, net	(5,729)	(10,887)
Accrued or prepaid income taxes	2,866	51
Accounts payable and accrued liabilities	(17,028)	(12,552)
Deferred revenues	1,906	(2,417)
Accrued retirement costs	(10,445)	(4,074)
Prepaid expenses and other operating activities	(1,970)	2,281
Net cash used in operating activities	(20,515)	(5,152)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(695)	(1,535)
Proceeds from disposals of property and equipment	217	—
Capitalization of computer software costs	(5,432)	(4,513)
Payments for business acquisitions, net of cash acquired	(36,029)	(3,672)
Other investing activities	(121)	—
Net cash used in investing activities	(42,060)	(9,720)

Cash Flows From Financing Activities:
Cash dividends paid	(3,441)	(3,373)
Payments related to shares received for withholding taxes under stock-based compensation plans	(436)	(4)
Proceeds from shares purchased under employee stock-based compensation plans	37	18
Increases in short-term and revolving credit facility borrowings	58,727	33,193
Payments on short-term and revolving credit facility borrowings	(5,386)	(34,006)
Payments on capital lease obligations	(416)	(491)
Other financing activities	—	(1,286)
Net cash provided by (used in) financing activities	49,085	(5,949)

Effects of exchange rate changes on cash and cash equivalents	718	(1,619)
Decrease in cash and cash equivalents	(12,772)	(22,440)
Cash and cash equivalents at beginning of year	81,569	76,066
Cash and cash equivalents at end of period	$68,797	$53,626
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2017	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2017	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	7,664	—	7,664	137	7,801
Other comprehensive income (loss)	—	—	—	—	3,475	3,475	(814)	2,661
Cash dividends paid	—	—	—	(3,441)	—	(3,441)	—	(3,441)
Stock-based compensation	—	—	1,296	—	—	1,296	—	1,296
Cumulative-effect adjustment of ASU 2016-09	—	—	—	692	—	692	—	692
Common stock activity, net	231	—	(629)	—	—	(398)	—	(398)
Acquisition of noncontrolling interests	—	—	34	—	—	34	(715)	(681)
Balance at March 31, 2017	$31,527	$24,690	$48,809	$266,477	$(208,298)	$163,205	$3,989	$167,194

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity, net	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	$30,551	$24,690	$43,744	$244,418	$(222,293)	$121,110	$4,978	$126,088
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the consolidated statements of shareholders' investment for the quarter ended March 31, 2017 excludes $178 in net loss attributable to the redeemable noncontrolling interests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and the Company's financial position as of, March 31, 2017 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2017 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Certain prior period amounts among the segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2017 and December 31, 2016, the liabilities of the deferred compensation plan were $7,908,000 and $9,385,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,311,000 and $16,227,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Noncontrolling interests represent the minority shareholders' share of the net income or loss and shareholders' investment in consolidated subsidiaries. Noncontrolling interests are presented as a component of shareholders' investment in the unaudited Condensed Consolidated Balance Sheets and reflect the initial fair value of these investments by noncontrolling shareholders, along with their proportionate share of the income or loss of the subsidiaries, less any dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' investment as "Redeemable Noncontrolling Interests" and are carried at either their initial fair value or estimated redemption value if an adjustment is required.
The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of March 31, 2017 were $9,647,000 and $10,623,000, respectively. Total assets and liabilities of LWI as of December 31, 2016 were $9,300,000 and $10,554,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $8,780,000 and $8,704,000 as of March 31, 2017 and December 31, 2016, respectively.

2. Business Acquisition
On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC, for the purchase price of $36,125,000. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.
Based on our preliminary acquisition accounting, net tangible assets acquired totaled $1,064,000, including $100,000 of cash. The difference between the purchase price and the net assets acquired represents indefinite and definite-lived intangible assets, goodwill and redeemable noncontrolling interests. The acquisition was funded primarily through additional borrowings under the Company's credit facility.
The purchase agreement also provides that: (a) $250,000 of the purchase price will be held in escrow to secure the net working capital post-closing adjustment; and (b) $800,000 of the purchase price will be held in escrow for a period of 15 months, and $1,000,000 of the purchase price will be held in escrow for a period of 24 months, after the closing date in each case, to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the purchase agreement. No amounts have been released from escrow as of March 31, 2017.
The Company has an option, beginning on January 1, 2022 and expiring on December 31, 2023, to acquire the remaining 15% of the outstanding membership interests of WeGoLook. In the event the Company does not exercise the option, beginning on January 1, 2024, the minority members shall have the right to require the Company to acquire the minority members’ interests on or before December 31, 2024. In addition, at the time of the exercise of the option or the put, the minority members may be entitled to additional consideration depending on whether certain financial targets of WeGoLook are achieved between closing and December 31, 2021.
The acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. The preliminary application of acquisition accounting to the assets acquired, and liabilities and redeemable noncontrolling interests assumed, as well as the results of operations of WeGoLook including income or loss attributable to redeemable noncontrolling interests, are reported within the Company’s U.S. Services segment.
As a result of the acquisition, the Company preliminarily recognized definite-lived intangible assets of $17,794,000 consisting of developed technology, customer relationships, non-compete agreements and established relationships with independent contractors. The estimated useful lives of these definite-lived intangible assets range from three to ten years. The Company recognized related amortization expense of $643,000 in its unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. The Company preliminarily recognized goodwill of $23,575,000 related to the acquisition. The Company anticipates the goodwill attributable to the acquisition will be deductible for tax purposes. The Company recognized noncontrolling interests of $7,365,000 which were measured at fair value at the acquisition date. The noncontrolling interests have been recorded as "Redeemable Noncontrolling Interests" in the Company's unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017, no changes were made to the redemption value of the redeemable noncontrolling interests. See Note 1, “Basis of Presentation” for a discussion of noncontrolling interests and redeemable noncontrolling interests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The allocation of the purchase price is preliminary and subject to change, as the Company gathers additional information related to the assets acquired and liabilities and redeemable noncontrolling interests assumed, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining final third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill, redeemable noncontrolling interests, and deferred income taxes are subject to change.
The Company does not anticipate the WeGoLook operations will have a material impact on the Company’s consolidated results of operations or its earnings per share during 2017. For the three months ended March 31, 2017, WeGoLook accounted for $1,931,000 of the Company’s consolidated revenues before reimbursements.

3. Recently Issued Accounting Standards
Simplifying the Test for Goodwill Impairment
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-4, "Simplifying the Test for Goodwill Impairment." The ASU was issued to simplify subsequent measurement of goodwill. The update eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company elected to early adopt this ASU for the period ended March 31, 2017, with no effect on its results of operations, financial condition and cash flows.
Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-1, "Clarifying the Definition of a Business." The ASU was issued to clarify the definition of a business for purposes of acquisitions and dispositions. The amendments in this update provide a more robust framework than prior guidance to use in determining when a set of assets and activities constitutes a business. The Company early adopted this ASU during the period ended March 31, 2017, with no effect on its results of operations, financial condition and cash flows.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." The ASU was issued to address diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company elected to early adopt this ASU for the period ended March 31, 2017, with no effect on its statement of cash flows.
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
Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." The update addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this amendment may have on its statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, change in forfeiture accounting, and classification on the statement of cash flows. The Company adopted this standard prospectively effective January 1,2017. Prior periods have not been adjusted. As a result of adoption the Company recorded an entry to deferred tax assets and increased retained earnings in the amount of $692,000 for tax benefits not previously recorded related to stock compensation. The Company will record all excess tax benefits and tax deficiencies on share-based payment awards as a discrete item in the income statement as these awards vest or are exercised. Forfeitures will be recognized as they occur. The Company will reflect all payments made to taxing authorities on behalf of employees by withholding shares as a financing activity in the cash flow statement. During the three months ended March 31, 2017 the company recognized a tax benefit of $238,000 as a result of adoption of this standard.
Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods thereafter. The Company adopted this standard effective January 1, 2017, with no significant impact to its results of operations, financial condition and cash flows.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of control for goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changed the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" in March 2016, ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" in April 2016, ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," in May 2016, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” in December 2016. All of these amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
The Company has reviewed a sample of contracts with its customers that represent approximately 50% of its 2016 consolidated revenues before reimbursements that the Company believes is representative of its significant revenue streams identified to date. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company has been reviewing additional contracts with its customers during 2017, including any additional revenue streams identified. The ASU requires increased disclosure which in turn is expected to require certain new processes and system changes. For example, the Company’s initial evaluation indicates process and system changes will be required to capture certain amounts related to unfulfilled performance obligations during and as of each reporting period. The Company's initial assessment of the expected impact of the new standard on the Company's results of operations, financial position and cash flows may change as the Company continues its assessment process.

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At March 31, 2017, the Company estimates that its effective income tax rate for 2017 will be approximately 37% after considering known discrete items. The overall effective tax rate increased for the three months ended March 31, 2017 as compared with the 2016 period primarily due to the jurisdictional fluctuations in the mix of income earned and higher current year losses in jurisdictions where the losses are unable to be benefited.

5. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 included the following components:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Service cost	$328	$290
Interest cost	6,171	7,909
Expected return on assets	(8,965)	(9,820)
Amortization of actuarial loss	3,052	3,277
Net periodic benefit cost	$586	$1,656
For the three-month period ended March 31, 2017, the Company made contributions of $3,000,000 and $1,283,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $3,000,000 and $1,565,000, respectively, in the comparable 2016 period. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $6,000,000 and $3,800,000 to its U.S. and U.K. plans, respectively, during the remainder of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. In the first quarter of 2017 and 2016, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2017		March 31, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,364	$1,859	$2,907	$2,350
Dividends paid	2,206	1,235	2,138	1,235
Net income attributable to common shareholders, basic	$4,570	$3,094	$5,045	$3,585

Denominator:
Weighted-average common shares outstanding, basic	31,409	24,690	30,545	24,690
Earnings per share - basic	$0.15	$0.13	$0.17	$0.15
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2017		March 31, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,392	$1,831	$2,918	$2,339
Dividends paid	2,206	1,235	2,138	1,235
Net income attributable to common shareholders, diluted	$4,598	$3,066	$5,056	$3,574

Denominator:
Weighted-average common shares outstanding, basic	31,409	24,690	30,545	24,690
Weighted-average effect of dilutive securities	839	—	265	—
Weighted-average common shares outstanding, diluted	32,248	24,690	30,810	24,690
Earnings per share - diluted	$0.14	$0.12	$0.16	$0.14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	559	471
Performance stock grants excluded because performance conditions have not been met (1)	431	1,097
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2017 and March 31, 2016. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during either of these periods.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
CRD-A issued under non-employee director stock plan	80	6
CRD-A issued under the U.K. ShareSave Scheme	2	7
CRD-A issued under the Executive Stock Bonus Plan	149	1
The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). At March 31, 2017, the Company had remaining authorization to repurchase 1,455,300 shares under the 2014 Repurchase Authorization. Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of CRD-A or CRD-B.

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

	Three months ended March 31, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	1,692	—	1,692
Amounts reclassified from accumulated other comprehensive income		1,783	1,783
Net current period other comprehensive income	1,692	1,783	3,475
Ending balance	$(31,757)	$(176,541)	$(208,298)

	Three months ended March 31, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(24,347)	$(198,284)	$(222,631)
Other comprehensive loss before reclassifications	(1,803)	—	(1,803)
Amounts reclassified from accumulated other comprehensive income	—	2,141	2,141
Net current period other comprehensive (loss) income	(1,803)	2,141	338
Ending balance	$(26,150)	$(196,143)	$(222,293)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Fair Value Measurements
The following table presents the Company's assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

Fair Value Measurements at March 31, 2017
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,071	$10,071	$—	$—

________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months ended March 31, 2017. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months ended March 31, 2017 and 2016 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Revenues:
U.S. Services	$60,425	$58,504
International	110,641	117,522
Broadspire	76,979	76,200
Garden City Group	19,222	25,008
Total segment revenues before reimbursements	267,267	277,234
Reimbursements	12,263	13,674
Total revenues	$279,530	$290,908

Segment Operating Earnings (Loss):
U.S. Services	$5,542	$9,054
International	9,288	7,034
Broadspire	7,096	8,705
Garden City Group	(891)	1,495
Total segment operating earnings	21,035	26,288

Deduct:
Unallocated corporate and shared costs, net	(2,742)	(4,618)
Net corporate interest expense	(2,036)	(2,768)
Stock option expense	(417)	(90)
Amortization of customer-relationship intangible assets	(2,777)	(2,459)
Restructuring and special charges	(605)	(2,417)
Income before income taxes	$12,458	$13,936
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's four operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
U.S. Services
Claims Field Operations	$21,051	$20,464
Technical Services	7,206	6,726
Catastrophe Services	13,146	14,532
Subtotal U.S. Claims Services	41,403	41,722
Contractor Connection	17,091	16,782
WeGoLook	1,931	—
Total Revenues before Reimbursements--U.S. Services	$60,425	$58,504

Broadspire
Workers' Compensation, Disability and Liability Claims Management	$32,983	$32,212
Medical Management Services	40,567	40,361
Risk Management Information Services	3,429	3,627
Total Revenues before Reimbursements--Broadspire	$76,979	$76,200

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2017, the aggregate committed amount of letters of credit outstanding under the credit facility was $14,470,000.
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

11. Restructuring and Special Charges
Total restructuring and special charges for the three months ended March 31, 2017 and 2016 were $605,000 and $2,417,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restructuring Charges
Restructuring charges for the three months ended March 31, 2017 of $605,000 were incurred related to the establishment and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), and other restructuring charges for asset impairments and lease termination costs.
The following table shows the restructuring charges incurred by type of activity:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Implementation and phase-in of the Centers	$157	$429
Asset impairments and lease termination costs	448	828
Integration costs related to the GAB Robins acquisition and International segment restructuring	—	887
Total restructuring charges	$605	$2,144

Costs associated with the Centers were primarily for professional fees and severance costs. Integration costs related to the GAB Robins acquisition and International segment restructuring were predominantly made up of severance and professional fees and other costs.
As of March 31, 2017, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these costs to March 31, 2017 were as follows:

	Three months ended March 31, 2017
(in thousands)	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, December 31, 2016	$3,066	$1,525	$617	$1,949	$7,157
Additions	—	145	—	460	605
Adjustments to accruals	(323)	—	—	—	(323)
Cash payments	—	(1,075)	(617)	(885)	(2,577)
Ending balance, March 31, 2017	$2,743	$595	$—	$1,524	$4,862

Special Charges
The Company recorded no special charges for the three months ended March 31, 2017 and $273,000 for the three months ended March 31, 2016. The special charges for the three months ended March 31, 2016 consisted of legal and professional fees.

12. Subsequent Events
During April 2017, the Company initiated a cost reduction plan to reduce administrative costs and to consolidate management layers in certain operations. The Company expects to record restructuring charges of approximately $8,000,000 related to these actions during the 2017 second quarter, and achieve related operating savings of at least $10,000,000 during the remainder of 2017. These actions involve approximately 200 employees and contractors, and are expected to result in annual savings of at least $20,000,000 in future years.
In connection with the realignment of operating segment manager responsibilities subsequent to March 31, 2017, the Company realigned two of its reportable segments by moving its Canada operations from the International segment to a newly formed North America segment that will consist of the existing U.S. Services segment and the Canada operations. The Company's Mexico operations will continue to be reported in the International segment. In addition, certain class action operations within Canada (which have been managed and reported within the International segment) will now be managed and reported within the Garden City Group segment.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month periods ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crawford & Company as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Crawford & Company as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 8, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, our expected future operating results and financial condition, our ability to grow our revenues and reduce our operating expenses,expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, financial results from our recently completed acquisitions, our continued compliance with the financial and other covenants contained in our financing agreements, expectations regarding the timing, costs and synergies from our global business and technology services centers and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
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

•
our ability to achieve projected levels of efficiencies and cost savings from our Global Business Services Center in Manila, Philippines and our Global Technology Services Center in Pune, India (the "Centers"),

•	regulatory changes related to funding of defined benefit pension plans,

•	our underfunded U.S. and U.K. defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2016. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawfordandcompany.com) is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management; workers' compensation claims and medical management; and legal settlement administration.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $10.0 million or 3.6% for the three months ended March 31, 2017 compared with the same period of 2016. The decrease in revenues for the first quarter was due to decreases in revenues in our International and Garden City Group segments, partially offset by an increase in revenues in our U.S. Services and Broadspire segments. Changes in foreign exchange rates reduced revenues in the International segment by $6.0 million for the three months ended March 31, 2017 as compared to the prior year period.
Costs of services provided, before reimbursements, decreased $8.9 million or 4.4% for the three months ended March 31, 2017 compared with the same period of 2016. This decrease was primarily due to decreases in professional fees in our International segment, compensation costs in our International and Garden City Group segments and decreases in non-employee labor costs in our Broadspire, U.S. Services, and Garden City Group segments.
Selling, general, and administrative ("SG&A") expenses were 5.6% higher in the three months ended March 31, 2017 compared with the same period of 2016. The increase in expense for the three months ended March 31, 2017 was primarily due to a $2.4 million increase in advertising expense in our U.S. Services segment and an increase in stock-based compensation compared with the 2016 period.
Restructuring and Special Charges
During the three months ended March 31, 2017 we recorded $0.6 million in restructuring and special charges, and for the same period of 2016 we recorded $2.4 million.
Included in these totals are restructuring charges for the three months ended March 31, 2017 and 2016 as summarized below:

Restructuring Charges	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Implementation and phase-in of the Centers	$157	$429
Asset impairments and lease termination costs	448	828
Integration costs related to the GAB Robins acquisition and International segment restructuring	—	887
Total restructuring charges	$605	$2,144

The Company recorded no special charges for the three months ended March 31, 2017 and $0.3 million for the period ended March 31, 2016.
The Company expects to incur restructuring and special charges in 2017 totaling approximately $13.0 million pretax. This is expected to be comprised of $3.0 million related to the Centers and $10.0 million related to other restructuring activities. The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.

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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
For most of our international operations and for Garden City Group, many administrative functions, such as finance, human resources, information technology, quality and compliance, are embedded in those locations and are considered direct costs of those operations. For our domestic operations (primarily Broadspire and the U.S. Services segments), we have a centralized shared-services arrangement for most of these administrative functions, and we allocate the costs of those services to the segments as indirect costs based on usage. Although some of the administrative services in our shared-services center benefit, and are allocated to the other operating segments, the majority of these shared services are allocated to the Broadspire and U.S. Services segments.
Income taxes, net corporate interest expense, stock option expense, and amortization of customer-relationship intangible assets are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.
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
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits and restructuring and special charges follows the discussion and analysis of the results of operations of our four operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting revenues and expenses, respectively, in our consolidated results of operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited Condensed Consolidated Statements of Operations.
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
"Direct Compensation, Fringe Benefits & Non-Employee Labor" includes direct compensation, payroll taxes, and benefits provided to the employees of each segment, as well as payments to outsourced service providers that augment our staff in each segment. As a service company, these costs represent our most significant and variable operating expenses. As noted above, in our International and Garden City Group segments, these costs include direct compensation, payroll taxes, and benefits of certain administrative functions that are embedded in those locations and are considered direct operating costs of those locations. In our U.S. Services and Broadspire operations, certain administrative functions are performed by centralized shared-services staff. These costs are considered indirect and are not included in "Direct Compensation, Fringe Benefits & Non-Employee Labor." Accordingly, the "Direct Compensation, Fringe Benefits & Non-Employee Labor" and "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" components are not comparable across segments, but are comparable within each segment across periods.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2017	March 31, 2016	% Change
Revenues:
U.S. Services	$60,425	$58,504	3.3%
International	110,641	117,522	(5.9)%
Broadspire	76,979	76,200	1.0%
Garden City Group	19,222	25,008	(23.1)%
Total revenues, before reimbursements	267,267	277,234	(3.6)%
Reimbursements	12,263	13,674	(10.3)%
Total Revenues	$279,530	$290,908	(3.9)%

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$38,096	$35,446	7.5%
% of related revenues before reimbursements	63.0%	60.6%
International	71,245	76,670	(7.1)%
% of related revenues before reimbursements	64.4%	65.2%
Broadspire	43,423	41,622	4.3%
% of related revenues before reimbursements	56.4%	54.6%
Garden City Group	13,769	17,009	(19.0)%
% of related revenues before reimbursements	71.6%	68.0%
Total	$166,533	$170,747	(2.5)%
% of Revenues before reimbursements	62.3%	61.6%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$16,787	$14,004	19.9%
% of related revenues before reimbursements	27.8%	23.9%
International	30,108	33,818	(11.0)%
% of related revenues before reimbursements	27.2%	28.8%
Broadspire	26,460	25,873	2.3%
% of related revenues before reimbursements	34.4%	34.0%
Garden City Group	6,344	6,504	(2.5)%
% of related revenues before reimbursements	33.0%	25.9%
Total before reimbursements	79,699	80,199	(0.6)%
% of Revenues before reimbursements	29.8%	28.9%
Reimbursements	12,263	13,674	(10.3)%
Total	$91,962	$93,873	(2.0)%
% of Revenues	32.9%	32.3%
Operating Earnings (Loss):
U.S. Services	$5,542	$9,054	(38.8)%
% of related revenues before reimbursements	9.2%	15.5%
International	9,288	7,034	32.0%
% of related revenues before reimbursements	8.4%	6.0%
Broadspire	7,096	8,705	(18.5)%
% of related revenues before reimbursements	9.2%	11.4%
Garden City Group	(891)	1,495	(159.6)%
% of related revenues before reimbursements	(4.6)%	6.0%
Deduct:
Unallocated corporate and shared costs, net	(2,742)	(4,618)	(40.6)%
Net corporate interest expense	(2,036)	(2,768)	(26.4)%
Stock option expense	(417)	(90)	363.3%
Amortization of customer-relationship intangible assets	(2,777)	(2,459)	12.9%
Restructuring and special charges	(605)	(2,417)	(75.0)%
Income before income taxes	12,458	13,936	(10.6)%
Provision for income taxes	(4,835)	(5,307)	(8.9)%
Net income	7,623	8,629	(11.7)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	41	1	nm
Net income attributable to shareholders of Crawford & Company	$7,664	$8,630	(11.2)%
nm = not meaningful

U.S. SERVICES SEGMENT
For the three months ended March 31, 2017, operating earnings decreased to $5.5 million, or 9.2% of revenues before reimbursements, from $9.1 million, or 15.5% of revenues before reimbursements for the 2016 comparable period. The reduction in the 2017 first quarter was due to a $2.4 million increase in advertising expense to expand the presence of Contractor Connection in the consumer repair market, an increase in incentive compensation, and operating loss of WeGoLook.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2017	March 31, 2016	Variance
Claims Field Operations	$21,051	$20,464	2.9%
Technical Services	7,206	6,726	7.1%
Catastrophe Services	13,146	14,532	(9.5)%
Subtotal U.S. Claims Services	41,403	41,722	(0.8)%
Contractor Connection	17,091	16,782	1.8%
WeGoLook	1,931	—	nm
Total U.S. Services Revenues before Reimbursements	$60,425	$58,504	3.3%
nm = not meaningful
Overall, there was an increase in revenues in the U.S. Services segment in the three months ended March 31, 2017 compared with the 2016 period. The increase was primarily due to the acquisition of WeGoLook, representing a 3.3% positive variance, and increases in Claims Field Operations and Technical Services due to an increase in weather-related activity, partially offset by a decrease in Catastrophe Service revenues. There was an increase in segment unit volume, measured principally by cases received, of 36.1% for the three months ended March 31, 2017, compared with the 2016 period. Excluding the impact of high-frequency, low-complexity cases received from the WeGoLook acquisition, there was a 7.1% increase in cases received in 2017 compared with the 2016 period. Changes in the overall mix of services provided and rates charged for those services decreased revenues by approximately 3.3% in the three months ended March 31, 2017 compared with the 2016 period.
Revenues in our Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $10.1 million of revenues in the three months ended March 31, 2017, compared with $12.4 million in the three months ended March 31, 2016, representing a 3.8% negative variance. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.
Contractor Connection revenues in the three months ended March 31, 2017 increased compared with the same period of 2016 due to an increase in cases received in the 2017 period. This increase was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Reimbursed Expenses included in Total Revenues
Reimbursements were $1.9 million for both of the three-month periods ended March 31, 2017 and 2016. Although revenues increased in the 2017 period, reimbursed expenses remained consistent.

Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
(whole numbers, except percentages )	March 31, 2017	March 31, 2016	Variance
Claims Field Operations	40,153	38,191	5.1%
Technical Services	2,420	2,079	16.4%
Catastrophe Services	4,428	3,679	20.4%
Subtotal U.S. Claims Services	47,001	43,949	6.9%
Contractor Connection	54,191	50,523	7.3%
WeGoLook	27,375	—	nm
Total U.S. Services Cases Received	128,567	94,472	36.1%
nm = not meaningful
Overall, there was an increase in cases received of 36.1% for the three months ended March 31, 2017 compared with the 2016 period. The U.S. Claims Services case volumes were higher due to an increase in weather-related activity in the current period. The WeGoLook acquisition accounted for 29.0% of the increase in U.S. Services cases. Absent the WeGoLook acquisition, total cases received would have shown a 7.1% increase.
The increase in U.S. Claims Services cases for the three months ended March 31, 2017 compared with the 2016 period was due to an increase in weather-related activity in Claims Field Operations, Technical Services and Catastrophe Services. The increase in Contractor Connection cases was due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, 2017, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 63.0%, compared with 60.6% for the comparable period in 2016. The increase was due primarily to an increase in incentive compensation in the 2017 period.
The dollar amount of these expenses increased in the three months ended March 31, 2017 to $38.1 million from $35.4 million in the comparable 2016 period. This increase was due to an increase in employees in the 2017 period. There was an average of 1,514 full-time equivalent employees (including 408 catastrophe adjusters) in this segment during the first three months of 2017, compared with an average of 1,429 employees (including 426 catastrophe adjusters) during the 2016 period. The WeGoLook acquisition resulted in an increase of 104 employees in the 2017 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $16.8 million, or 27.8% of segment revenues before reimbursements for the three-month period ended March 31, 2017, compared with $14.0 million, or 23.9% of segment revenues before reimbursements, for the comparable period of 2016. The 2017 increase in both the amount and the expense as a percent of revenues was due primarily to a $2.4 million increase in advertising expense in the 2017 period.

INTERNATIONAL SEGMENT
Operating earnings in our International segment increased to $9.3 million, or 8.4% of revenues before reimbursements, for the three months ended March 31, 2017 compared with operating earnings of $7.0 million or 6.0% of revenues before reimbursements for the three months ended March 31, 2016. The increase in operating earnings was driven by the margin improvements in the U.K., Asia-Pacific, Canada and the impact of Hurricane Matthew.

Revenues before Reimbursements
International segment revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2016
(in thousands, except percentages)	March 31, 2017	March 31, 2016	Variance	March 31, 2017	Variance
U.K.	$37,719	$46,476	(18.8)%	$44,851	(3.5)%
Canada	27,565	24,534	12.4%	26,769	9.1%
Asia-Pacific	23,357	23,562	(0.9)%	22,993	(2.4)%
Europe and Rest of World	22,000	22,950	(4.1)%	22,029	(4.0)%
Total International Revenues before Reimbursements	$110,641	$117,522	(5.9)%	$116,642	(0.7)%
Revenues before reimbursements from our International segment totaled $110.6 million in the first three months of 2017, compared with $117.5 million in the 2016 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 5.2%, or $6.0 million, for the three months ended March 31, 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $116.6 million for the three months ended March 31, 2017. Overall case volumes decreased 2.9% for the three months ended March 31, 2017 compared with the same period of 2016. Changes in product mix and in the rates charged for those services accounted for a 2.2% revenue increase for the three months ended March 31, 2017 compared with the same period in 2016.
The decrease in revenues in the U.K. for the three months ended March 31, 2017 compared with the 2016 period was due to a decrease in weather-related case volumes as a result of cases received from flooding in that country in the 2016 first quarter. Revenues in Canada increased in the three months ended March 31, 2017 compared with the 2016 period due primarily to an increase in case volumes from existing clients. There was a revenue decrease in Asia-Pacific due to a reduction in high-volume, low-complexity motor cases in China and Singapore where we have exited that product line in those countries. The revenue decrease in Europe and Rest of World for the three months ended March 31, 2017 compared with the same period in 2016 was due to a reduction in case volumes and changes in the mix of services provided in Scandinavia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment decreased to $6.6 million for the three months ended March 31, 2017, from $6.8 million in the comparable 2016 period. The decrease was due to the decrease in revenues in the 2017 period.
Case Volume Analysis
International segment unit volumes by region, measured by cases received, for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2017	March 31, 2016	Variance
U.K.	30,209	37,105	(18.6)%
Canada	44,476	39,029	14.0%
Asia-Pacific	22,517	26,635	(15.5)%
Europe and Rest of World	74,819	74,362	0.6%
Total International Cases Received	172,021	177,131	(2.9)%

Overall case volumes were 2.9% lower in the three months ended March 31, 2017 compared with the same period in 2016. The U.K. case volumes were lower in the first quarter 2017 due to flooding-related cases received in the 2016 first quarter. The increase in Canada was due to an increase in high-frequency, low-complexity vehicle appraisals in the 2017 period. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China described above.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 64.4% for the three months ended March 31, 2017 compared with 65.2% for the comparable period in 2016. The dollar amount of these expenses also decreased to $71.2 million for the three months ended March 31, 2017 from $76.7 million for the comparable 2016 period. These decreases were due to the impact of cost reduction initiatives implemented in 2016 and improved staff utilization. There was an average of 4,199 full-time equivalent employees in this segment in the three months ended March 31, 2017 compared with an average of 4,368 in the 2016 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were were 27.2% of International segment revenues before reimbursements for the three months ended March 31, 2017 compared with 28.8% for the comparable period in 2016. The amount of these expenses decreased to $30.1 million for the three months ended March 31, 2017, compared with $33.8 million in the comparable 2016 period. The decrease in amounts was due to changes in foreign exchange rates and the impact of cost reduction initiatives. The decrease in expenses as a percent of revenues was primarily due to the impact of cost reduction initiatives implemented in 2016.

BROADSPIRE SEGMENT
Our Broadspire segment reported operating earnings of $7.1 million, or 9.2% of revenues before reimbursements, for the first quarter of 2017, compared with $8.7 million, or 11.4% of revenues before reimbursements, for the first quarter of 2016. Operating earnings decreased due primarily to an increase in employee compensation and benefits cost in the 2017 period.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation; workers' compensation, disability, and liability claims management; and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2017	March 31, 2016	Variance
Medical Management Services	$40,567	$40,361	0.5%
Workers' Compensation, Disability and Liability Claims Management	32,983	32,212	2.4%
Risk Management Information Services	3,429	3,627	(5.5)%
Total Broadspire Revenues before Reimbursements	$76,979	$76,200	1.0%
The overall increase in revenues for the three-month periods ended March 31, 2017 compared with the same period in 2016 was primarily due to an increase in Disability cases in 2017 resulting from new clients.
Revenues were positively impacted by unit volumes, measured principally by cases received, which increased revenues by 4.4% in the three months ended March 31, 2017 compared with the same period in 2016. This increase was partially offset by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 3.4% for the three months ended March 31, 2017 compared with the same period in 2016.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $1.0 million for the three months ended March 31, 2017 compared with $1.1 million in the comparable 2016 period.

Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2017	March 31, 2016	Variance
Workers' Compensation	42,954	44,373	(3.2)%
Casualty	33,734	36,380	(7.3)%
Medical Management, Disability and Other	36,611	27,810	31.6%
Total Broadspire Cases Received	113,299	108,563	4.4%
Overall case volumes were 4.4% higher in the three months ended March 31, 2017 compared with the same period in 2016. This was primarily due to an increase in Disability cases resulting from new clients, partially offset by declines in Workers' Compensation and Casualty cases.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 54.6% in 2016 to 56.4% in 2017. The amount of these expenses increased from $41.6 million for the three months ended March 31, 2016 to $43.4 million for the 2017 comparable period. The increase in both the amount the percent of revenues was due to an increase in employees.
Average full-time equivalent employees in this segment totaled 2,035 in the first three months of 2017, up from 1,978 in the comparable 2016 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 34.4% for the three months ended March 31, 2017, compared with 34.0% in the comparable 2016 period. The increase in expenses as a percentage of revenues was due to an increase in administrative support costs in the 2017 period. The amount of these expenses also increased from $25.9 million in the three months ended March 31, 2016 to $26.5 million for the 2017 comparable period.

GARDEN CITY GROUP SEGMENT
Our Garden City Group segment reported an operating loss of $(0.9) million, or (4.6)% of revenues before reimbursements, for the first quarter of 2017, compared with operating earnings of $1.5 million, or 6.0% of revenues before reimbursements, for the first quarter of 2016. Operating earnings decreased for the three months ended March 31, 2017 compared to the 2016 period primarily due to changes in the mix of services provided and the continued winding down of two large projects.
Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to class action settlements, mass tort, and bankruptcies, primarily in the U.S. Garden City Group revenues before reimbursements decreased 23.1% to $19.2 million in the first quarter of 2017, compared with $25.0 million for the same period in 2016.
Garden City Group revenues in the first three months of 2017 declined compared with the same prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project and another unrelated project. We expect activity on these special projects to continue through the remainder of 2017, although at further reduced rates as compared with 2016. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
At March 31, 2017 we had a backlog of projects awarded totaling approximately $73.5 million, compared with $103.0 million at March 31, 2016. Of the $73.5 million backlog at March 31, 2017, an estimated $57.7 million expected to be recognized as revenues over the remainder of 2017.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment can vary materially from year to year depending on the amount and types of projects and were $2.7 million in the 2017 first quarter compared with $3.9 million in the comparable period in 2016. The decrease was due to a lower volume of case administration work on specific projects in the 2017 period.
Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 71.6% in the 2017 first quarter compared with 68.0% in the 2016 first quarter. The dollar amount of these expenses was $13.8 million for the 2017 period and $17.0 million for the comparable 2016 period. The decline in dollar values was primarily due to the winding down of the Deepwater Horizon special project. The reduction in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues was due to the reduction in employees and decreased employee utilization in 2017. There was an average of 475 full-time equivalent employees in the 2017 three-month period, compared with an average of 512 in the 2016 period, decreasing as a result of decreased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 33.0% for the three months ended March 31, 2017 compared with 25.9% for the comparable 2016 period. The dollar amount of these expenses decreased to $6.3 million in the 2017 first quarter as compared with $6.5 million in the 2016 first quarter. The decline in dollar amounts was due to reductions in variable expenses associated with reduced revenues. The increase in expenses as a percent of revenues was due to the reductions in variable expenses being less than the reductions in revenues in the 2017 period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. At March 31, 2017, we estimate that our effective income tax rate for 2017 will be approximately 37% after considering known discrete items.
The provision for income taxes on consolidated income totaled $4.8 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the provision for income taxes on consolidated income for the three months ended March 31, 2017 compared with the comparable period of 2016 was primarily due to the overall decrease in income. The overall effective tax rate increased for the three months ended March 31, 2017 as compared with the 2016 period primarily due to the jurisdictional fluctuations in the mix of income earned and higher current year losses in jurisdictions where the losses are unable to be benefited.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.2 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Interest income totaled $183,000 and $70,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in interest expense in 2017 compared with the 2016 period was due to reduced borrowings in the U.K. and the exchange rate impact on those borrowings.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $417,000 was recognized during the three months ended March 31, 2017, compared with $90,000 for the comparable period in 2016.

Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for the three months ended March 31, 2017 and $2.5 million for the three months ended March 31, 2016. The increase in the three-month 2017 period over 2016 was due to the acquisition of WeGoLook discussed in Note 2, "Business Acquisition." This amortization is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2017 and 2016, unallocated corporate and shared costs represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap in 2016, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $2.7 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease for the three months ended March 31, 2017 was due to a decrease in defined benefit pension expense and self-insured expenses.
Restructuring and Special Charges
Total restructuring and special charges for the three months ended March 31, 2017 were $0.6 million. There were $2.4 million of restructuring and special charges during the three months ended March 31, 2016. See "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2017, our working capital balance (current assets less current liabilities) was approximately $147.8 million, an increase of $13.3 million from the working capital balance at December 31, 2016. Our cash and cash equivalents were $68.8 million at March 31, 2017, compared with $81.6 million at December 31, 2016.
Cash and cash equivalents as of March 31, 2017 consisted of $14.5 million held in the U.S. and $54.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used In Operating Activities
Cash used in operating activities was $20.5 million for the three months ended March 31, 2017, compared with $5.2 million for the comparable period of 2016. The increase in cash used in operating activities in the first three months of 2017 compared with the first three months of 2016 was primarily due to an increase in accounts receivable and an increase in working capital requirements.

Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $42.1 million for the three months ended March 31, 2017 compared with $9.7 million in the first three months of 2016 due to the acquisition of WeGoLook as discussed in Note 2, "Business Acquisition."
Cash Provided by/Used in Financing Activities
Cash provided by financing activities was $49.1 million for the three months ended March 31, 2017 compared with $5.9 million used in financing activities for the 2016 period. We paid $3.4 million in dividends in the three-month periods ended March 31, 2017 and 2016. During the first three months of 2017, we increased our short-term borrowings and book overdraft, net, by $53.3 million, compared with a decrease during the first three months of 2016 of $0.8 million. The increase in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $14.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $143.5 million at March 31, 2017. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $244.0 million as of March 31, 2017 compared with $188.0 million at December 31, 2016.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $103.5 million and overfunded by $21.6 million, respectively, at December 31, 2016 based on accumulated benefit obligations of $479.2 million and $243.7 million for the U.S. Qualified Plan and the U.K. plans, respectively.
For the three-month period ended March 31, 2017, the Company made contributions of $3.0 million and $1.3 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $3.0 million and $1.6 million, respectively, in the comparable period of 2016. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $6.0 million and $3.8 million to its U.S. and U.K. plans, respectively, during the remainder of 2017.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows.During the three months ended March 31, 2017, we paid $3.4 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2017 compared with our Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

•
Accounts receivable increased $10.5 million, or $9.3 million excluding foreign currency exchange impacts and other adjustments. This increase was largely due to increased receivables in Garden City Group when compared with December 31, 2016 balances.

•
Unbilled revenues increased $7.1 million, or $5.7 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in the International and Broadspire segments when compared with December 31, 2016 balances.

At March 31, 2017, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. No shares were repurchased during the first three months of 2017. As of March 31, 2017, the Company's authorization to repurchase shares of its common stock was limited to 1,455,300 shares.

Item 6. Exhibits
See Index to Exhibits on page 39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 8, 2017	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2017	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Terms of Employment Agreement between Andrew Robinson and the Company, dated January 6, 2017 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016)

10.2	Terms of Employment Agreement between Kenneth Cutshaw and the Company, dated January 10, 2017.

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents