Form 10-Q
period 2017-06-30
CRAWFORD & CO
filed 2017-08-09
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of July 31, 2017, was as follows:

Class A Common Stock, $1.00 par value: 31,294,849
Class B Common Stock, $1.00 par value: 24,573,394

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2017

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2017	2016
Revenues:

Revenues before reimbursements	$269,247	$282,343
Reimbursements	14,725	15,326
Total Revenues	283,972	297,669

Costs and Expenses:

Costs of services provided, before reimbursements	186,327	200,362
Reimbursements	14,725	15,326
Total costs of services	201,052	215,688

Selling, general, and administrative expenses	57,327	61,060

Corporate interest expense, net of interest income of $224 and $151, respectively	2,114	2,523

Restructuring and special charges	6,782	3,526

Total Costs and Expenses	267,275	282,797

Other Income	388	405

Income Before Income Taxes	17,085	15,277

Provision for Income Taxes	6,812	6,116

Net Income	10,273	9,161

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(72)	(534)

Net Income Attributable to Shareholders of Crawford & Company	$10,201	$8,627

Earnings Per Share - Basic:
Class A Common Stock	$0.19	$0.16
Class B Common Stock	$0.17	$0.14

Earnings Per Share - Diluted:
Class A Common Stock	$0.19	$0.16
Class B Common Stock	$0.17	$0.14

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,394	30,725
Class B Common Stock	24,678	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	32,119	31,253
Class B Common Stock	24,678	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016
Revenues:

Revenues before reimbursements	$536,514	$559,577
Reimbursements	26,988	29,000
Total Revenues	563,502	588,577

Costs and Expenses:

Costs of services provided, before reimbursements	378,881	401,795
Reimbursements	26,988	29,000
Total costs of services	405,869	430,795

Selling, general, and administrative expenses	117,319	117,857

Corporate interest expense, net of interest income of $407 and $221, respectively	4,150	5,291

Restructuring and special charges	7,387	5,943

Total Costs and Expenses	534,725	559,886

Other Income	766	522

Income Before Income Taxes	29,543	29,213

Provision for Income Taxes	11,647	11,423

Net Income	17,896	17,790

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(31)	(533)

Net Income Attributable to Shareholders of Crawford & Company	$17,865	$17,257

Earnings Per Share - Basic:
Class A Common Stock	$0.34	$0.33
Class B Common Stock	$0.30	$0.29

Earnings Per Share - Diluted:
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.29	$0.29

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,401	30,635
Class B Common Stock	24,684	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	32,181	31,031
Class B Common Stock	24,684	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.10	$0.10
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2017	2016

Net Income	$10,273	$9,161

Other Comprehensive Income:
Net foreign currency translation income, net of tax of $0 and $0, respectively	653	5,864

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $990 and $1,107, respectively	1,750	2,141

Other Comprehensive Income	2,403	8,005

Comprehensive Income	12,676	17,166

Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(202)	(65)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$12,474	$17,101

	Six Months Ended June 30,
(In thousands)	2017	2016

Net Income	$17,896	$17,790

Other Comprehensive Income:
Net foreign currency translation income, net of tax of $0 and $0, respectively	1,531	3,447

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,979 and $2,213, respectively	3,533	4,282

Other Comprehensive Income	5,064	7,729

Comprehensive Income	22,960	25,519

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	653	550

Comprehensive Income Attributable to Shareholders of Crawford & Company	$23,613	$26,069

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$59,962	$81,569
Accounts receivable, less allowance for doubtful accounts of $15,798 and $14,499 respectively	168,047	153,566
Unbilled revenues, at estimated billable amounts	114,969	101,809
Income taxes receivable	3,781	3,781
Prepaid expenses and other current assets	25,025	24,006
Total Current Assets	371,784	364,731
Net Property and Equipment	28,329	29,605
Other Assets:
Goodwill	116,488	91,750
Intangible assets arising from business acquisitions, net	101,942	86,931
Capitalized software costs, net	84,779	80,960
Deferred income tax assets	28,764	30,379
Other noncurrent assets	58,188	51,503
Total Other Assets	390,161	341,523
TOTAL ASSETS	$790,274	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$5,383	$30
Accounts payable	50,520	51,991
Accrued compensation and related costs	56,604	74,466
Self-insured risks	13,705	14,771
Income taxes payable	6,831	3,527
Deferred rent	11,283	12,142
Other accrued liabilities	38,434	34,922
Deferred revenues	38,187	37,456
Current installments of long-term debt and capital leases	543	982
Total Current Liabilities	221,490	230,287
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	241,199	187,002
Deferred revenues	24,668	25,884
Accrued pension liabilities	95,782	105,175
Other noncurrent liabilities	23,769	28,247
Total Noncurrent Liabilities	385,418	346,308
Redeemable Noncontrolling Interests	7,362	—
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 31,258 and 31,296 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	31,258	31,296
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,642 and 24,690 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	24,642	24,690
Additional paid-in capital	51,514	48,108
Retained earnings	270,221	261,562
Accumulated other comprehensive loss	(206,025)	(211,773)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	171,610	153,883
Noncontrolling interests	4,394	5,381
Total Shareholders' Investment	176,004	159,264
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$790,274	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$17,896	$17,790
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,358	20,558
Stock-based compensation	3,405	1,957
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(12,192)	(7,437)
Unbilled revenues, net	(10,899)	(13,306)
Accrued or prepaid income taxes	4,078	3,224
Accounts payable and accrued liabilities	(24,626)	1,949
Deferred revenues	(658)	(4,084)
Accrued retirement costs	(10,409)	(5,247)
Prepaid expenses and other operating activities	(3,312)	(3,945)
Net cash (used in) provided by operating activities	(16,359)	11,459

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(3,767)	(4,588)
Proceeds from disposals of property and equipment	316	—
Capitalization of computer software costs	(12,155)	(8,749)
Payments for business acquisitions, net of cash acquired	(36,029)	(3,672)
Other investing activities	(257)	(95)
Net cash used in investing activities	(51,892)	(17,104)

Cash Flows From Financing Activities:
Cash dividends paid	(6,869)	(6,762)
Payments related to shares received for withholding taxes under stock-based compensation plans	(435)	(4)
Proceeds from shares purchased under employee stock-based compensation plans	297	449
Decrease in note payable for stock repurchase	—	(2,206)
Repurchases of common stock	(3,434)	—
Increases in short-term and revolving credit facility borrowings	61,318	51,471
Payments on short-term and revolving credit facility borrowings	(4,897)	(52,825)
Payments on capital lease obligations	(693)	(935)
Dividends paid to noncontrolling interests	—	(210)
Other financing activities	—	(12)
Net cash provided by (used in) financing activities	45,287	(11,034)

Effects of exchange rate changes on cash and cash equivalents	1,357	(22)
Decrease in cash and cash equivalents	(21,607)	(16,701)
Cash and cash equivalents at beginning of year	81,569	76,066
Cash and cash equivalents at end of period	$59,962	$59,365
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2017	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2017	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	7,664	—	7,664	137	7,801
Other comprehensive income (loss)	—	—	—	—	3,475	3,475	(814)	2,661
Cash dividends paid	—	—	—	(3,441)	—	(3,441)	—	(3,441)
Stock-based compensation	—	—	1,296	—	—	1,296	—	1,296
Cumulative-effect adjustment of ASU 2016-09	—	—	—	692	—	692	—	692
Common stock activity	231	—	(629)	—	—	(398)	—	(398)
Acquisition of noncontrolling interests	—	—	34	—	—	34	(715)	(681)
Balance at March 31, 2017	$31,527	$24,690	$48,809	$266,477	$(208,298)	$163,205	$3,989	$167,194
Net income (1)	—	—	—	10,201	—	10,201	275	10,476
Other comprehensive income	—	—	—	—	2,273	2,273	130	2,403
Cash dividends paid	—	—	—	(3,428)	—	(3,428)	—	(3,428)
Stock-based compensation	—	—	2,109	—	—	2,109	—	2,109
Repurchases of common stock	(357)	(48)	—	(3,029)	—	(3,434)	—	(3,434)
Common stock activity	88	—	172	—	—	260	—	260
Acquisition of noncontrolling interests	—	—	424	—	—	424	—	424
Balance at June 30, 2017	$31,258	$24,642	$51,514	$270,221	$(206,025)	$171,610	$4,394	$176,004

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	$30,551	$24,690	$43,744	$244,418	$(222,293)	$121,110	$4,978	$126,088
Net income	—	—	—	8,627	—	8,627	534	9,161
Other comprehensive income (loss)	—	—	—	—	8,474	8,474	(469)	8,005
Cash dividends paid	—	—	—	(3,389)	—	(3,389)	—	(3,389)
Stock-based compensation	—	—	1,228	—	—	1,228	—	1,228
Common stock activity	250	—	181	—	—	431	—	431
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance at June 30, 2016	$30,801	$24,690	$45,153	$249,656	$(213,819)	$136,481	$5,020	$141,501
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the consolidated statements of shareholders' investment for the three months ended March 31, and June 30, 2017 excludes $178 and $203, respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and the Company's financial position as of, June 30, 2017 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2017 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2017 and December 31, 2016, the liabilities of the deferred compensation plan were $7,609,000 and $9,385,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,395,000 and $16,227,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of June 30, 2017 were $9,696,000 and $10,683,000, respectively. Total assets and liabilities of LWI as of December 31, 2016 were $9,300,000 and $10,554,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $8,780,000 and $8,704,000 as of June 30, 2017 and December 31, 2016, respectively.
Noncontrolling interests represent the minority shareholders' share of the net income or loss and shareholders' investment in consolidated subsidiaries. Noncontrolling interests are presented as a component of shareholders' investment in the unaudited Condensed Consolidated Balance Sheets and reflect the initial fair value of these investments by noncontrolling shareholders, along with their proportionate share of the income or loss of the subsidiaries, less any dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' investment as "Redeemable Noncontrolling Interests" and are carried at either their initial fair value plus any profits or losses or estimated redemption value if an adjustment is required.

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
The purchase agreement also provides that: (a) $250,000 of the purchase price will be held in escrow to secure the net working capital post-closing adjustment; and (b) $800,000 of the purchase price will be held in escrow for a period of 15 months, and $1,000,000 of the purchase price will be held in escrow for a period of 24 months, after the closing date in each case, to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the purchase agreement. No amounts have been released from escrow as of June 30, 2017.
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
As a result of the acquisition, the Company preliminarily recognized definite-lived intangible assets of $17,794,000 consisting of developed technology, customer relationships, non-compete agreements and established relationships with independent contractors. The estimated useful lives of these definite-lived intangible assets range from three to ten years. The Company recognized related amortization expense of $643,000 and $1,287,000 in its unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017. The Company preliminarily recognized goodwill of $23,977,000 related to the acquisition. The Company anticipates the goodwill attributable to the acquisition will be deductible for tax purposes. The Company recognized noncontrolling interests of $7,743,000 which were measured at fair value at the acquisition date. The noncontrolling interests have been recorded as "Redeemable Noncontrolling Interests" in the Company's unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017, no changes were made to the redemption value of the redeemable noncontrolling interests; the change in value was due to the loss for the period. See Note 1, “Basis of Presentation” for a discussion of noncontrolling interests and redeemable noncontrolling interests.

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
The Company does not anticipate the WeGoLook operations will have a material impact on the Company’s consolidated results of operations or its earnings per share during 2017. For the three months and six months ended June 30, 2017, WeGoLook accounted for $2,227,000 and $4,158,000 of the Company’s consolidated revenues before reimbursements, respectively.

3. Recently Issued Accounting Standards
Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.
Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable.The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-4, "Simplifying the Test for Goodwill Impairment." The ASU was issued to simplify subsequent measurement of goodwill. The update eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company elected to early adopt this ASU for the three-month period ended March 31, 2017, with no effect on its results of operations, financial condition or cash flows.
Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-1, "Clarifying the Definition of a Business." The ASU was issued to clarify the definition of a business for purposes of acquisitions and dispositions. The amendments in this update provide a more robust framework than prior guidance to use in determining when a set of assets and activities constitutes a business. The Company early adopted this ASU during the three-month period ended March 31, 2017, with no effect on its results of operations, financial condition or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restricted Cash
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." The ASU was issued to address diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company early adopted this ASU for the three-month period ended March 31, 2017, with no effect on its statement of cash flows.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, change in forfeiture accounting, and classification on the statement of cash flows. The Company adopted this standard prospectively effective January 1, 2017. Prior periods have not been adjusted. As a result of adoption, the Company recorded an entry to deferred tax assets and increased retained earnings in the amount of $692,000 for tax benefits not previously recorded related to stock compensation. The Company will record all excess tax benefits and tax deficiencies on share-based payment awards as a discrete item in the income statement as these awards vest or are exercised. Forfeitures will be recognized as they occur. The Company reflects all payments made to taxing authorities on behalf of employees by withholding shares as a financing activity in the statement of cash flows. During the quarter and six months ended June 30, 2017, the Company recorded tax expense and benefit of $38,000 and $200,000, respectively, as a result of adoption of this standard.
Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods thereafter. The Company adopted this standard effective January 1, 2017, with no impact to its results of operations, financial condition and cash flows.

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
The Company has reviewed a sample of contracts with its customers that represent approximately 50% of its consolidated annual revenues before reimbursements that the Company believes is representative of its significant revenue streams identified to date. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. As the Company completes its overall assessment, it is also identifying and preparing to implement changes to its accounting policies and disclosure requirements. For example, the ASU requires increased disclosure, which in turn is expected to require certain new processes and system changes. The Company's evaluation indicates that process and system changes will be required to capture the amounts and expected timing of revenues to be recognized from the remaining performance obligations during and as of each reporting period. The Company expects to adopt this new standard as of January 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. At June 30, 2017, the Company estimates that its effective income tax rate for 2017 will be approximately 37% after considering known discrete items. The provision for income taxes on consolidated income totaled $6.8 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively.The provision for income taxes on consolidated income totaled $11.6 million and $11.4 million for the six months ended June 30, 2017 and 2016, respectively. The overall effective tax rate increased slightly to 39.4% for the six months ended June 30, 2017 compared with 39.1% for the 2016 period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$328	$368	$657	$658
Interest cost	6,226	8,664	12,396	16,572
Expected return on assets	(8,964)	(10,938)	(17,928)	(20,758)
Amortization of actuarial loss	3,094	3,541	6,145	6,818
Net periodic benefit cost	$684	$1,635	$1,270	$3,290
For the six-month period ended June 30, 2017, the Company made contributions of $6,000,000 and $2,658,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6,000,000 and $3,072,000, respectively, in the comparable 2016 period. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $3,000,000 and $2,707,000 to its U.S. and U.K. plans, respectively, during the remainder of 2017.

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first two quarters of 2017 and 2016, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,792	$2,981	$2,904	$2,334	$6,156	$4,840	$5,811	$4,683
Dividends paid	2,193	1,235	2,155	1,234	4,400	2,469	4,294	2,469
Net income attributable to common shareholders, basic	$5,985	$4,216	$5,059	$3,568	$10,556	$7,309	$10,105	$7,152

Denominator:
Weighted-average common shares outstanding, basic	31,394	24,678	30,725	24,690	31,401	24,684	30,635	24,690
Earnings per share - basic	$0.19	$0.17	$0.16	$0.14	$0.34	$0.30	$0.33	$0.29

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,830	$2,943	$2,926	$2,312	$6,223	$4,773	$5,844	$4,650
Dividends paid	2,193	1,235	2,155	1,234	4,400	2,469	4,294	2,469
Net income attributable to common shareholders, diluted	$6,023	$4,178	$5,081	$3,546	$10,623	$7,242	$10,138	$7,119

Denominator:
Weighted-average common shares outstanding, basic	31,394	24,678	30,725	24,690	31,401	24,684	30,635	24,690
Weighted-average effect of dilutive securities	725	—	528	—	780	—	396	—
Weighted-average common shares outstanding, diluted	32,119	24,678	31,253	24,690	32,181	24,684	31,031	24,690
Earnings per share - diluted	$0.19	$0.17	$0.16	$0.14	$0.33	$0.29	$0.33	$0.29
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	786	—	673	74
Performance stock grants excluded because performance conditions have not been met (1)	402	1,000	402	1,000
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months and six months ended June 30, 2017 and June 30, 2016. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
CRD-A issued under Non-Employee Director Stock Plan	10	113	90	119
CRD-A issued under the U.K. ShareSave Scheme	57	134	59	141
CRD-A issued under the Executive Stock Bonus Plan	—	3	107	4
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	20	—	62	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's share repurchase authorization, approved in August 2014, provides the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). At June 30, 2017, the Company had remaining authorization to repurchase 1,050,492 shares under the 2014 Repurchase Authorization. Under the 2014 Repurchase Authorization, repurchases may be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
During the three months and six months ended June 30, 2017, the Company repurchased 356,320 shares of CRD-A and 48,488 shares of CRD-B at an average cost of $8.42 and $8.96, respectively. During the three months and six months ended June 30, 2016 the Company did not repurchase any shares of CRD-A or CRD-B.

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

	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(31,757)	$(176,541)	$(208,298)	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	523	—	523	2,215	—	2,215
Amounts reclassified from accumulated other comprehensive income	—	1,750	1,750	—	3,533	3,533
Net current period other comprehensive income	523	1,750	2,273	2,215	3,533	5,748
Ending balance	$(31,234)	$(174,791)	$(206,025)	$(31,234)	$(174,791)	$(206,025)

	Three months ended June 30, 2016			Six months ended June 30, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,150)	$(196,143)	$(222,293)	$(24,347)	$(198,284)	$(222,631)
Other comprehensive income before reclassifications	6,333	—	6,333	4,530	—	4,530
Amounts reclassified from accumulated other comprehensive income	—	2,141	2,141	—	4,282	4,282
Net current period other comprehensive income	6,333	2,141	8,474	4,530	4,282	8,812
Ending balance	$(19,817)	$(194,002)	$(213,819)	$(19,817)	$(194,002)	$(213,819)

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

8. Fair Value Measurements
The following table presents the Company's assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

Fair Value Measurements at June 30, 2017
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,098	$10,098	$—	$—

________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or six months ended June 30, 2017. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months and six months ended June 30, 2017 and 2016 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
U.S. Services	$61,316	$58,886	$121,791	$117,439
International	110,370	122,617	220,235	239,475
Broadspire	77,882	75,099	154,861	151,299
Garden City Group	19,679	25,741	39,627	51,364
Total segment revenues before reimbursements	269,247	282,343	536,514	559,577
Reimbursements	14,725	15,326	26,988	29,000
Total revenues	$283,972	$297,669	$563,502	$588,577

Segment Operating Earnings (Loss):
U.S. Services	$11,133	$9,560	$16,650	$18,589
International	10,293	11,125	19,517	18,407
Broadspire	8,899	6,529	15,995	15,234
Garden City Group	(1,653)	2,558	(2,455)	3,830
Total segment operating earnings	28,672	29,772	49,707	56,060

Add (Deduct):
Unallocated corporate and shared (costs) and credits, net	487	(5,889)	(2,255)	(10,507)
Net corporate interest expense	(2,114)	(2,523)	(4,150)	(5,291)
Stock option expense	(457)	(137)	(874)	(227)
Amortization of customer-relationship intangible assets	(2,721)	(2,420)	(5,498)	(4,879)
Restructuring and special charges	(6,782)	(3,526)	(7,387)	(5,943)
Income before income taxes	$17,085	$15,277	$29,543	$29,213
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company reported in its 2017 first quarter a subsequent event about an anticipated realignment of operating segment manager responsibilities subsequent to March 31, 2017. As a result of the departure of the Company's then Chief Operating Officer in the second quarter, the realignment of operating segment manager responsibilities was adjusted from those originally expected. Responsibilities for certain class action operations within Canada (which have been managed and reported within the International segment) have been transferred to the Garden City Group segment, and responsibilities for certain operations in the Caribbean (which have been managed and reported within the International segment) have been transferred to the U.S. Services segment. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements. The Company's reportable segments are U.S. Services, International, Broadspire, and Garden City Group.
Revenues before reimbursements by major service line in the U.S. Services segment and the Broadspire segment are shown in the following table. It is not practicable to provide revenues by service line for the International segment. The Company considers all Garden City Group revenues to be derived from one service line.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. Services
Claims Field Operations	$22,268	$20,193	$43,369	$40,706
Technical Services	6,927	7,203	14,133	13,929
Catastrophe Services	8,644	11,423	21,790	25,955
Subtotal U.S. Claims Services	37,839	38,819	79,292	80,590
Contractor Connection	21,250	20,067	38,341	36,849
WeGoLook	2,227	—	4,158	—
Total Revenues before Reimbursements--U.S. Services	$61,316	$58,886	$121,791	$117,439

Broadspire
Workers' Compensation, Disability and Liability Claims Management	$33,606	$31,670	$66,589	$63,882
Medical Management Services	40,792	39,923	81,359	80,284
Risk Management Information Services	3,484	3,506	6,913	7,133
Total Revenues before Reimbursements--Broadspire	$77,882	$75,099	$154,861	$151,299

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2017, the aggregate committed amount of letters of credit outstanding under the credit facility was $14,470,000.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

11. Restructuring and Special Charges
Total restructuring and special charges for the three months and six months ended June 30, 2017 were $6,782,000 and $7,387,000, respectively.
Restructuring Charges
Restructuring charges for the three months and six months ended June 30, 2017 of $6,782,000 and $7,387,000 were incurred for the implementation and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.
The following table shows the restructuring charges incurred by type of activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Implementation and phase-in of the Centers	$66	$1,973	$223	$2,402
Restructuring and integration costs	6,716	716	6,716	1,603
Asset impairments and lease termination costs	—	337	448	1,165
Total restructuring charges	$6,782	$3,026	$7,387	$5,170

Costs associated with the restructuring and integration activities were primarily in U.S. administrative areas and the International segment and were predominantly for severance costs. Cost associated with the Centers were primarily for professional fees and severance costs.
As of June 30, 2017, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these costs to June 30, 2017 were as follows:

	Three months ended June 30, 2017
(in thousands)	Deferred rent		Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, March 31, 2017	$2,743		$595	$—	$1,524	$4,862
Additions	—	—	6,688	94	—	6,782
Adjustments to accruals	(502)		—	—	(431)	(933)
Cash payments	—		(2,087)	(94)	(24)	(2,205)
Ending balance, June 30, 2017	$2,241		$5,196	$—	$1,069	$8,506

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Six months ended June 30, 2017
(in thousands)	Deferred rent		Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, December 31, 2016	$3,066		$1,525	$617	$1,949	$7,157
Additions	—	—	6,833	94	460	7,387
Adjustments to accruals	(825)		—	—	(431)	(1,256)
Cash payments	—		(3,162)	(711)	(909)	(4,782)
Ending balance, June 30, 2017	$2,241		$5,196	$—	$1,069	$8,506

Special Charges
The Company recorded no special charges for the three months and six months ended June 30, 2017 and $500,000 and $773,000 for the three months and six months ended June 30, 2016, respectively. The special charges for the three months and six months ended June 30, 2016 consisted of legal and professional fees.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of June 30, 2017, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and six-month periods ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
August 9, 2017

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2016. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
Subsequent to March 31, 2017 we realigned operating segment manager responsibilities. As a result of the departure of our then Chief Operating Officer in the second quarter of 2017, the realignment of operating segment manager responsibilities was adjusted from those originally expected. Responsibilities for certain class action operations within Canada (which have been managed and reported within the International segment) have been transferred to the Garden City Group segment and responsibilities for certain operations in the Caribbean (which have been managed and reported within the Europe and Rest of World service line of the International segment) have been transferred to the U.S. Services segment. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to our financial statements. Our reportable segments are U.S. Services, International, Broadspire, and Garden City Group.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $13.1 million or 4.6% for the three months ended June 30, 2017 and $23.1 million or 4.1% for the six months ended June 30, 2017 compared with the same periods of 2016. The decreases in revenues for the second quarter and six-month periods were due to decreases in revenues in our International and Garden City Group segments, partially offset by increases in revenues in our U.S. Services and Broadspire segments. Changes in foreign exchange rates reduced revenues in the International segment by $5.9 million for the three months ended June 30, 2017 and $11.9 million for the six months ended June 30, 2017 as compared to the prior year periods.
Costs of services provided, before reimbursements, decreased $14.0 million or 7% for the three months ended June 30, 2017 and $22.9 million or 5.7% for the six months ended June 30, 2017 compared with the same periods of 2016. These decreases were primarily due to decreases in professional fees and compensation costs in our International and Garden City Group segments and decreases in non-employee labor costs in our International, Broadspire, and Garden City Group segments, partially offset by an increase in costs resulting from the acquisition of WeGoLook.
Selling, general, and administrative ("SG&A") expenses were 6% lower in the quarter and 0.5% lower in the six months ended June 30, 2017 compared with the same periods of 2016. The decrease in expense for the three months ended June 30, 2017 was due to lower professional fees and self-insured expenses. The decrease for the six months ended June 30, 2017 was due to a reduction in professional fees and self-insured expenses, partially offset by an increase in advertising expense in our U.S. Services segment and an increase in stock-based compensation compared with the 2016 period.
Restructuring and Special Charges
During the three months and six months ended June 30, 2017, we recorded $6.8 million and $7.4 million in restructuring and special charges, and for the same periods of 2016 we recorded $3.5 million and $5.9 million, respectively. Restructuring charges were incurred for the implementation and phase in of our Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs. The 2017 restructuring costs were primarily due to severance costs associated with restructuring activities in U.S. administrative areas and the International segment.

Included in these totals are restructuring charges for the three months and six months ended June 30, 2017 and 2016 as summarized below:

Restructuring Charges	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Implementation and phase-in of the Centers	$66	$1,973	223	$2,402
Restructuring and integration costs	6,716	716	6,716	1,603
Asset impairments and lease termination costs	—	337	448	1,165
Total restructuring charges	$6,782	$3,026	$7,387	$5,170

The Company recorded no special charges for the three months and six months ended June 30, 2017 and $500,000 and $773,000 for the comparable 2016 periods.
The Company expects to incur restructuring and special charges in 2017 totaling approximately $13.0 million pretax, after inclusion of $7.4 million in restructuring and special charges recorded for the six months ended June 30, 2017. This is expected to be comprised of $3.0 million related to the Centers and $10.0 million related to other restructuring activities. The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.
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
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, and restructuring and special charges follows the discussion and analysis of the results of operations of our four operating segments.
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
Our International segment results are impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our operations in this segment.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Six months ended
(in thousands, except percentages)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
U.S. Services	$61,316	$58,886	$121,791	$117,439
International	110,370	122,617	220,235	239,475
Broadspire	77,882	75,099	154,861	151,299
Garden City Group	19,679	25,741	39,627	51,364
Total revenues, before reimbursements	269,247	282,343	536,514	559,577
Reimbursements	14,725	15,326	26,988	29,000
Total Revenues	$283,972	$297,669	$563,502	$588,577

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$34,173	$32,529	$72,301	$68,005
% of related revenues before reimbursements	55.7%	55.3%	59.3%	57.9%
International	71,659	77,238	142,577	153,567
% of related revenues before reimbursements	65.0%	63.0%	64.7%	64.1%
Broadspire	42,830	42,240	86,253	83,862
% of related revenues before reimbursements	55.0%	56.2%	55.7%	55.4%
Garden City Group	13,763	16,500	27,827	33,820
% of related revenues before reimbursements	69.9%	64.1%	70.2%	65.9%
Total	$162,425	$168,507	$328,958	$339,254
% of Revenues before reimbursements	60.3%	59.7%	61.3%	60.6%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$16,010	$16,797	$32,840	$30,845
% of related revenues before reimbursements	26.1%	28.5%	27.0%	26.3%
International	28,418	34,254	58,141	67,501
% of related revenues before reimbursements	25.7%	27.9%	26.4%	28.2%
Broadspire	26,153	26,330	52,613	52,203
% of related revenues before reimbursements	33.6%	35.1%	34.0%	34.5%
Garden City Group	7,569	6,683	14,255	13,714
% of related revenues before reimbursements	38.5%	26.0%	36.0%	26.6%
Total before reimbursements	78,150	84,064	157,849	164,263
% of Revenues before reimbursements	29.0%	29.8%	29.4%	29.4%
Reimbursements	14,725	15,326	26,988	29,000
Total	$92,875	$99,390	$184,837	$193,263
% of Revenues	32.7%	33.4%	32.8%	32.8%
Operating Earnings (Loss):
U.S. Services	$11,133	$9,560	$16,650	$18,589
% of related revenues before reimbursements	18.2%	16.2%	13.7%	15.8%
International	10,293	11,125	19,517	18,407
% of related revenues before reimbursements	9.3%	9.1%	8.9%	7.7%
Broadspire	8,899	6,529	15,995	15,234
% of related revenues before reimbursements	11.4%	8.7%	10.3%	10.1%
Garden City Group	(1,653)	2,558	(2,455)	3,830
% of related revenues before reimbursements	(8.4)%	9.9%	(6.2)%	7.5%
Add (Deduct):
Unallocated corporate and shared (costs) and credits, net	487	(5,889)	(2,255)	(10,507)
Net corporate interest expense	(2,114)	(2,523)	(4,150)	(5,291)
Stock option expense	(457)	(137)	(874)	(227)
Amortization of customer-relationship intangible assets	(2,721)	(2,420)	(5,498)	(4,879)
Restructuring and special charges	(6,782)	(3,526)	(7,387)	(5,943)
Income before income taxes	17,085	15,277	29,543	29,213
Provision for income taxes	(6,812)	(6,116)	(11,647)	(11,423)
Net income	10,273	9,161	17,896	17,790
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(72)	(534)	(31)	(533)
Net income attributable to shareholders of Crawford & Company	$10,201	$8,627	$17,865	$17,257
nm = not meaningful

U.S. SERVICES SEGMENT
Operating earnings for our U.S. Services segment were $11.1 million, or 18.2% of revenues before reimbursements, in the second quarter of 2017, compared with $9.6 million, or 16.2% of revenues before reimbursements, in the second quarter of 2016. For the six months ended June 30, 2017, operating earnings decreased to $16.7 million, or 13.7% of revenues before reimbursements, from $18.6 million, or 15.8% of revenues before reimbursements for the 2016 comparable period. The increase in operating earnings in the 2017 second quarter compared with 2016 was due to lower professional fees and administrative support costs. The decrease in operating earnings for the 2017 six-month period compared with 2016 was due to an increase in advertising expense in the 2017 first quarter to further expand the presence of Contractor Connection in the consumer repair market and the operating losses attributable to WeGoLook.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Claims Field Operations	$22,268	$20,193	10.3%	$43,369	$40,706	6.5%
Technical Services	6,927	7,203	(3.8)%	14,133	13,929	1.5%
Catastrophe Services	8,644	11,423	(24.3)%	21,790	25,955	(16.0)%
Subtotal U.S. Claims Services	37,839	38,819	(2.5)%	79,292	80,590	(1.6)%
Contractor Connection	21,250	20,067	5.9%	38,341	36,849	4.0%
WeGoLook	2,227	—	nm	4,158	—	nm
Total U.S. Services Revenues before Reimbursements	$61,316	$58,886	4.1%	$121,791	$117,439	3.7%
nm = not meaningful
Overall, there were increases in revenues in the U.S. Services segment in both the second quarter and six months ended June 30, 2017 compared with the 2016 periods. These increases were primarily due to the acquisition of WeGoLook, representing a 3.8% positive variance in the second quarter and 3.5% for the six-month period. There was an increase in segment unit volume, measured principally by cases received, of 32.1% and 33.0% for the three months and six months ended June 30, 2017, compared with the 2016 periods. Excluding the impact of high-frequency, low-complexity cases received from the WeGoLook acquisition, there were increases in segment unit volume of 3.3% and 4.3% for the three months and six months ended June 30, 2017, respectively, compared with the 2016 periods. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 0.3% in the three months but decreased revenues by approximately 0.5% in the six months ended June 30, 2017 compared with the 2016 periods.
There were net decreases in revenues in U.S. Claims Services in both the second quarter and six-month periods due to a decrease in Catastrophe Services, partially offset by an increase in Claims Field Operations due to a change in the mix of services provided. Revenues in our Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $6.6 million and $16.8 million of revenues in the three months and six months ended June 30, 2017, compared with $8.6 million and $20.9 million in the comparable 2016 periods, representing negative variances of 3.3% and 3.6%, respectively. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.
Contractor Connection revenues in the second quarter and six months ended June 30, 2017 increased compared with the same periods of 2016 due to increases in cases received in the 2017 periods. These increases were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment, which are included in total Company revenues, were $2.0 million and $2.1 million for the three-month periods ended June 30, 2017 and 2016, respectively. Reimbursements were $3.9 million and $4.0 million for the six-month periods ended June 30, 2017 and 2016. Although revenues increased in the 2017 periods, reimbursed expenses remained consistent.

Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages )	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Claims Field Operations	38,699	38,996	(0.8)%	78,914	77,292	2.1%
Technical Services	2,338	2,277	2.7%	4,758	4,356	9.2%
Catastrophe Services	3,018	5,075	(40.5)%	7,446	10,294	(27.7)%
Subtotal U.S. Claims Services	44,055	46,348	(4.9)%	91,118	91,942	(0.9)%
Contractor Connection	57,663	52,144	10.6%	111,854	102,667	8.9%
WeGoLook	28,406	—	nm	55,781	—	nm
Total U.S. Services Cases Received	130,124	98,492	32.1%	258,753	194,609	33.0%
nm = not meaningful
Overall, there were increases in cases received of 32.1% and 33.0% for the 2017 second quarter and six-month periods, compared to the 2016 periods. These increases were primarily due to the WeGoLook acquisition, which accounted for 28.8% and 28.7% of the increases in U.S. Services cases in the quarter and six-month periods. Absent the WeGoLook acquisition, total cases received increased by 3.3% in the quarter and 4.3% in the six-month period compared to the 2016 periods.
The decrease in U.S. Claims Services cases for the three months ended June 30, 2017 compared with the 2016 period was due to a decrease in weather-related case activity in Claims Field Operations and Catastrophe Services, partially offset by an increase in Technical Services cases. The decrease in the six-month period was due to a decrease in Catastrophe Services cases, partially offset by an increase in Claims Field Operations and Technical Services cases due to an increase in weather-related activity. The increases in Contractor Connection cases were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the quarter ended June 30, 2017, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 55.7% compared with 55.3% for the comparable period in 2016. For the six months ended June 30, 2017, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 59.3%, compared with 57.9% for the comparable period in 2016. These increases were due an increase in employees and an increase in incentive compensation in the 2017 periods.
The dollar amount of these expenses increased in the 2017 three-month period to $34.2 million from $32.5 million in the comparable 2016 period, and also in the six months ended June 30, 2017 to $72.3 million from $68.0 million in the comparable 2016 period. These increases were due to an increase in employees and an increase in incentive compensation in the 2017 periods. There was an average of 1,492 full-time equivalent employees (including 363 catastrophe adjusters) in this segment during the first six months of 2017, compared with an average of 1,392 employees (including 382 catastrophe adjusters) during the 2016 period. The WeGoLook acquisition resulted in an increase of 104 employees in the 2017 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $16.0 million, or 26.1% of segment revenues before reimbursements for the quarter ended June 30, 2017, compared with $16.8 million, or 28.5% of segment revenues before reimbursements, for the comparable 2016 quarter. The decrease in the amount and the expense as a percent of revenues was due to a decrease in professional fees and administrative support costs in the 2017 period. For the six months ended June 30, 2017, these expenses were $32.8 million, or 27.0% of segment revenues before reimbursements, compared with $30.8 million, or 26.3% of segment revenues before reimbursements for the comparable 2016 period. The increase in both the amount and the expense as a percent of revenues for the six months was due to an increase in advertising expense to expand the presence of Contractor Connection in the consumer repair market.

INTERNATIONAL SEGMENT
Operating earnings in our International segment decreased to $10.3 million, or 9.3% of revenues before reimbursements, for the three months ended June 30, 2017 compared with 2016 second quarter operating earnings of $11.1 million, or 9.1% or revenues before reimbursements. Operating earnings in our International segment increased to $19.5 million, or 8.9% of revenues before reimbursements for the six months ended June 30, 2017, compared with operating earnings of $18.4 million, or 7.7% of revenues before reimbursements, for the six months ended June 30, 2016. The decrease in operating earnings in the 2017 second quarter was due to lower revenues and associated earnings in the U.K., Canada and Asia primarily due to a reduction in weather related case activity, and also the impact of the change in foreign exchange rates. The increase in the six-month period was driven by overall margin improvements in the U.K. and Asia-Pacific, and the impact of Hurricane Matthew.
Revenues before Reimbursements
International segment revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2016
(in thousands, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	Variance
U.K.	$35,573	$44,498	(20.1)%	$40,259	(9.5)%
Canada	25,335	27,120	(6.6)%	26,482	(2.4)%
Asia-Pacific	26,886	27,827	(3.4)%	26,489	(4.8)%
Europe and Rest of World	22,576	23,172	(2.6)%	23,057	(0.5)%
Total International Revenues before Reimbursements	$110,370	$122,617	(10.0)%	$116,287	(5.2)%

	Six months ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2016
(in thousands, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	Variance
U.K.	$73,292	$90,974	(19.4)%	$84,973	(6.6)%
Canada	52,174	51,038	2.2%	52,630	3.1%
Asia-Pacific	50,243	51,389	(2.2)%	49,477	(3.7)%
Europe and Rest of World	44,526	46,074	(3.4)%	45,027	(2.3)%
Total International Revenues before Reimbursements	$220,235	$239,475	(8.0)%	$232,107	(3.1)%
Revenues before reimbursements from our International segment totaled $110.4 million in the three months ended June 30, 2017 compared with $122.6 million in the 2016 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 4.8%, or $5.9 million for the three months ended June 30, 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $116.3 million for the three months ended June 30, 2017. Overall case volumes increased 3.7% for the three months ended June 30, 2017 compared with the same period of 2016. Changes in product mix and in the rates charged for those services accounted for an 8.9% revenue decrease for the three months ended June 30, 2017 compared with the same period in 2016.
Revenues before reimbursements from our International segment totaled $220.2 million in the first six months of 2017, compared with $239.5 million in the 2016 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 4.9%, or $11.9 million, for the six months ended June 30, 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $232.1 million for the six months ended June 30, 2017. Overall case volumes increased 0.3% for the six months ended June 30, 2017 compared with the same period of 2016. Changes in product mix and in the rates charged for those services accounted for a 3.4% revenue decrease for the six months ended June 30, 2017 compared with the same period in 2016.

The decrease in revenues in the U.K. for the three months ended June 30, 2017 compared with the 2016 period was due to a decrease in weather-related case volumes as a result of cases received from flooding in that region in the 2016 first quarter. Revenues in Canada decreased in the second quarter compared with the 2016 period due primarily to a decrease in weather related activity in the current year. There was a revenue decrease in Asia-Pacific also due to a reduction in weather related activity in the current year. The revenue decrease in Europe and Rest of World for the three months ended June 30, 2017 compared with the same period in 2016 was due to a change in the mix of services provided in Scandinavia.
The decrease in revenues in the U.K. for the six months ended June 30, 2017 compared with the 2016 period was due to a decrease in weather-related case volumes as a result of cases received from flooding in that region in 2016. Revenues in Canada increased in the six months ended June 30, 2017 compared with the 2016 period due primarily to an increase in case volumes from existing clients. There was a revenue decrease in Asia-Pacific due to a reduction in high-volume, low-complexity motor cases in China and Singapore where we have exited that product line in those countries. The revenue decrease in Europe and Rest of World for the six months ended June 30, 2017 compared with the same period in 2016 was due to changes in the mix of services provided in Scandinavia, partially offset by increases in Spain and Peru due to an increase in weather related activity in those countries.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment increased to $8.1 million and $14.5 million for the three months and six months ended June 30, 2017, respectively, from $7.2 million and $13.7 million in the comparable 2016 periods. These increases were the result of an increased use of third parties on cases in Asia in the 2017 second quarter.
Case Volume Analysis
International segment unit volumes by region, measured by cases received, for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
U.K.	28,290	32,923	(14.1)%	58,499	70,028	(16.5)%
Canada	42,982	40,063	7.3%	87,454	79,088	10.6%
Asia-Pacific	24,831	21,733	14.3%	47,348	48,368	(2.1)%
Europe and Rest of World	70,812	66,187	7.0%	145,569	140,444	3.6%
Total International Cases Received	166,915	160,906	3.7%	338,870	337,928	0.3%
Overall case volumes were 3.7% higher in the three months ended June 30, 2017 compared with the same period in 2016. The U.K. case volumes were lower in the second quarter 2017 due to flooding-related cases received in 2016. The increase in Canada was due to an increase in high-frequency, low-complexity vehicle appraisals in the 2017 period. The increase in Asia-Pacific cases in the second quarter was due to an increase in cases received in Australia at the end of the quarter for which minimal revenue was recognized in the quarter. The increase in cases in Europe and Rest of World was due to an increase in high-frequency, low-complexity cases in Germany and increases in Spain and Peru due to increases in weather related activity.
Overall case volumes were 0.3% higher in the six months ended June 30, 2017 compared with the same period in 2016. The U.K. case volumes were lower in the 2017 period due to flooding-related cases received in the 2016 first quarter. The increase in Canada was due to an increase in high-frequency, low-complexity vehicle appraisals in the 2017 period. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China where we have exited that product line in these countries, partially offset by the second quarter increase in Australia. The increase in cases in Europe and Rest of World was due to an increase in high-frequency, low-complexity cases in Germany and increases in Spain and Peru due to increases in weather related activity in those countries.

Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.0% for the three months ended June 30, 2017 compared with 63.0% for the comparable period in 2016, and were 64.7% for the six months ended June 30, 2017 compared with 64.1% for the comparable period in 2016. These increases in expenses as a percent of revenues were due to lower staff utilization in the 2017 periods. The dollar amount of these expenses decreased to $71.7 million for the three months ended June 30, 2017 from $77.2 million for the comparable 2016 period. The dollar amount of these expenses also decreased to $142.6 million for the six months ended June 30, 2017 from $153.6 million for the comparable 2016 period. These decreases were due to the impact of cost reduction initiatives implemented in 2016 and the impact of foreign exchange rates. There was an average of 4,187 full-time equivalent employees in this segment in the six months ended June 30, 2017 compared with an average of 4,298 in the 2016 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were were 25.7% of International segment revenues before reimbursements for the three months ended June 30, 2017 compared with 27.9% for the comparable period in 2016, and were 26.4% of International segment revenues before reimbursements for the six months ended June 30, 2017 compared with 28.2% for the comparable period in 2016. The amount of these expenses decreased to $28.4 million for the three months ended June 30, 2017, compared with $34.3 million in the comparable 2016 period, and to $58.1 million for the six months ended June 30, 2017, compared with $67.5 million in the comparable 2016 period. The decrease in amounts was due to changes in foreign exchange rates and the impact of cost reduction initiatives. The decrease in expenses as a percent of revenues was primarily due to the impact of cost reduction initiatives implemented in 2016.

BROADSPIRE SEGMENT
Our Broadspire segment reported operating earnings of $8.9 million, or 11.4% of revenues before reimbursements, for the second quarter of 2017, compared with $6.5 million, or 8.7% of revenues before reimbursements, for the second quarter of 2016. For the six months ended June 30, 2017, Broadspire operating earnings were $16.0 million, or 10.3% of revenues before reimbursements, compared with $15.2 million, or 10.1% of revenues before reimbursements, for the comparable 2016 period. Operating earnings increased due primarily to an increase in revenues, operational efficiency gains, and a reduction in administrative support cost in the 2017 periods.
Revenues before Reimbursements
Broadspire segment revenues are primarily derived from medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation; workers' compensation, disability, and liability claims management; and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Medical Management Services	$40,792	$39,923	2.2%	$81,359	$80,284	1.3%
Workers' Compensation, Disability and Liability Claims Management	33,606	31,670	6.1%	66,589	63,882	4.2%
Risk Management Information Services	3,484	3,506	(0.6)%	6,913	7,133	(3.1)%
Total Broadspire Revenues before Reimbursements	$77,882	$75,099	3.7%	$154,861	$151,299	2.4%
The overall increase in revenues for the three-month and six-month periods ended June 30, 2017 compared with the same periods in 2016 was primarily due to an increase in Medical Management and Disability cases in 2017 resulting from new clients and higher average case values in the 2017 periods.

Revenues were positively impacted by unit volumes, measured principally by cases received, which increased revenues by 4.4% in the three months and six months ended June 30, 2017 compared with the same periods in 2016. This increase was partially offset by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 0.7% from the 2016 second quarter to the 2017 second quarter, and 2.0% for the six months ended June 30, 2017 compared with the same period in 2016.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $1.0 million and $2.1 million for the three months and six months ended June 30, 2017 compared with $1.1 million and $2.2 million in the comparable 2016 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended			Six months ended
(whole numbers, except percentages)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Workers' Compensation	44,116	45,530	(3.1)%	87,070	89,903	(3.2)%
Casualty	30,861	37,732	(18.2)%	64,595	74,112	(12.8)%
Medical Management, Disability and Other	38,654	25,621	50.9%	75,265	53,431	40.9%
Total Broadspire Cases Received	113,631	108,883	4.4%	226,930	217,446	4.4%
Overall case volumes were 4.4% higher in the three months ended June 30, 2017 compared with the same period in 2016. This was primarily due to an increase in Medical Management and Disability cases resulting from new clients, partially offset by declines in Workers' Compensation and Casualty cases from existing clients. There was a 4.4% increase in case volumes for the six months ended June 30, 2017 compared with the same period in 2016. This was primarily due to an increase in Medical Management and Disability cases, partially offset by a decrease in Workers' Compensation and Casualty cases from existing clients. The reduction in Casualty cases was due to a decrease in high-frequency, low-complexity affinity claims.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 56.2% in 2016 to 55.0% in 2017. The amount of these expenses increased from $42.2 million for the three months ended June 30, 2016 to $42.8 million for the 2017 comparable period. The decrease in the percent of revenues was due to improved employee utilization, and increase in the amount was due to an increase in employees in 2017.
For the six months ended June 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased slightly from 55.4% in 2016 to 55.7% in 2017. The amount of these expenses increased from $83.9 million for the six months ended June 30, 2016 to $86.3 million for the 2017 comparable period. The increase in both the amount and the percent of revenues was due to an increase in employees.
Average full-time equivalent employees in this segment totaled 2,040 in the first six months of 2017, up from 1,989 in the comparable 2016 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.6% and 34.0% for the three months and six months ended June 30, 2017, compared with 35.1% and 34.5% in the comparable 2016 periods, respectively. The decrease in expenses as a percentage of revenues in the 2017 periods was due to operational efficiency gains and reductions in administrative support costs in the 2017 second quarter. The amount of these expenses were $26.3 million in the three months ended June 30, 2016 and $26.2 million for the 2017 comparable period. The amount of these expenses increased slightly from $52.2 million in the six months ended June 30, 2016 to $52.6 million for the 2017 comparable period.

GARDEN CITY GROUP SEGMENT
Our Garden City Group segment reported an operating loss of $(1.7) million and $(2.5) million for the three months and six months ended June 30, 2017, respectively, compared with operating earnings of $2.6 million and $3.8 million in the comparable 2016 periods, respectively. The related segment operating margin decreased from 9.9% for the quarter ended June 30, 2016 to (8.4)% in the comparable 2017 period, and from 7.5% for the six months ended June 30, 2016 to (6.2)% in the comparable 2017 period. Operating earnings decreased for the three months and six months ended June 30, 2017 compared to the 2016 periods primarily due to the continued winding down of the Deepwater Horizon class action settlement project and a reduction in employee utilization.
Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to class action settlements, mass tort, and bankruptcies, primarily in the U.S. Garden City Group revenues before reimbursements decreased 23.5% to $19.7 million in the second quarter of 2017, compared with $25.7 million for the same period in 2016. For the six-month period ended June 30, 2017, Garden City Group revenues before reimbursements decreased 22.9% to $39.6 million, compared with $51.4 million for the same period in 2016.
Garden City Group revenues in the three months and six months ended June 30, 2017 declined compared with the same prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project and a lower volume of case administration work on projects in the 2017 periods. We expect activity on this special project to continue through the remainder of 2017, although at further reduced rates as compared with 2016. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
At June 30, 2017 we had a backlog of projects awarded totaling approximately $75.5 million, compared with $94.1 million at June 30, 2016. Of the $75.5 million backlog at June 30, 2017, an estimated $38.2 million is expected to be recognized as revenues over the remainder of 2017.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment can vary materially from period to period depending on the amount and types of projects and were $3.7 million in the 2017 second quarter compared with $4.9 million in the comparable period in 2016. For the six-month period ended June 30, 2017, Garden City Group reimbursements decreased to $6.5 million compared with $9.0 million for the comparable period in 2016. The decreases were due to a lower volume of case administration work on specific projects in the 2017 periods.
Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 69.9% in the 2017 second quarter compared with 64.1% in the 2016 second quarter. The dollar amount of these expenses was $13.8 million for the 2017 second quarter and $16.5 million for the comparable 2016 period. For the six-months ended June 30, these expenses as a percent of revenues before reimbursements were 70.2% for 2017 compared with 65.9% for 2016. The dollar amount of these expenses was $27.8 million for the 2017 six-month period compared to $33.8 million for the comparable 2016 period. The declines in dollar values were primarily due to the winding down of the Deepwater Horizon special project. The reductions in direct compensation, fringe benefits, and non-employee labor expense were due to excess capacity resulting from a decrease in employee utilization in the 2017 periods. There was an average of 485 full-time equivalent employees in the 2017 six-month period, compared with an average of 529 in the 2016 period, decreasing as a result of decreased activity from the special project referenced above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 38.5% and 36.0% for the three months and six months ended June 30, 2017, respectively, compared with 26.0% and 26.6% for the comparable 2016 periods, respectively. The dollar amount of these expenses increased to $7.6 million in the 2017 second quarter as compared with $6.7 million in the 2016 second quarter, and to $14.3 million in the first six months of 2017 compared with $13.7 million in the comparable 2016 period. The increase in both the dollar amounts and the percent of revenues was due to an increase in professional fees and other administrative costs in 2017 compared to the 2016 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. At June 30, 2017, we estimate that our effective income tax rate for 2017 will be approximately 37% after considering known discrete items. The provision for income taxes on consolidated income totaled $6.8 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively. The provision for income taxes on consolidated income totaled $11.6 million and $11.4 million for the six months ended June 30, 2017 and 2016, respectively. The overall effective tax rate increased slightly to 39.4% for the six months ended June 30, 2017 compared with 39.1% for the 2016 period.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.3 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively. Interest income totaled $224,000 and $151,000 for the three months ended June 30, 2017 and 2016, respectively. Corporate interest expense totaled $4.6 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively. Interest income totaled $407,000 and $221,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease in interest expense in 2017 compared with the 2016 period was due to the exchange rate impact on the U.K borrowings and lower average borrowing rates.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $457,000 was recognized during the three months ended June 30, 2017, compared with $137,000 for the comparable period in 2016. Stock option expense of $874,000 was recognized during the six months ended June 30, 2017, compared with $227,000 for the comparable period in 2016. The increase in the 2017 periods was due to a higher proportion of options having been granted in 2017 as a component of our Long Term Incentive Plans.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.7 million for the three months ended June 30, 2017 and $2.4 million for the three months ended June 30, 2016, and $5.5 million for the six months ended June 30, 2017 and $4.9 million for the six months ended June 30, 2016. The increase in the 2017 periods over 2016 were due to the acquisition of WeGoLook discussed in Note 2, "Business Acquisition." This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated corporate and shared costs and credits are excluded from the determination of segment operating earnings. For the three months and six months ended June 30, 2017 and 2016, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap in 2016, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs and (credits), net were $(0.5) million and $5.9 million for the three months ended June 30, 2017 and 2016, respectively. The decrease for the three months ended June 30, 2017 was due to a decrease in defined benefit pension expense and self-insured expenses. Unallocated corporate and shared costs and credits, net were $2.3 million and $10.5 million for the six months ended June 30, 2017 and 2016. The decrease for the six months ended June 30, 2017 was due to a reduction in defined benefit pension expense, self-insured expenses, and unallocated professional fees.

Restructuring and Special Charges
Total restructuring and special charges for the three months and six months ended June 30, 2017 were $6.8 million and $7.4 million, respectively. There were $3.5 million and $5.9 million of restructuring and special charges during the three months and six months ended June 30, 2016., respectively. See "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2017, our working capital balance (current assets less current liabilities) was approximately $150.3 million, an increase of $15.9 million from the working capital balance at December 31, 2016. Our cash and cash equivalents were $60.0 million at June 30, 2017, compared with $81.6 million at December 31, 2016.
Cash and cash equivalents as of June 30, 2017 consisted of $16.1 million held in the U.S. and $43.9 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Used In Operating Activities
Cash used in operating activities was $16.4 million for the six months ended June 30, 2017, compared with $11.5 million of cash provided for the comparable period of 2016. The increase in cash used in operating activities was primarily due to a decrease in accrued compensation and related costs due to the timing of compensation payments, and increased accounts receivable.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $51.9 million for the six months ended June 30, 2017 compared with $17.1 million in the first six months of 2016. This increase was due to the acquisition of WeGoLook as discussed in Note 2, "Business Acquisition."
Cash Provided by/Used in Financing Activities
Cash provided by financing activities was $45.3 million for the six months ended June 30, 2017 compared with $11.0 million used in financing activities for the 2016 period. We paid $6.9 million and $6.8 million in dividends in the six-month periods ended June 30, 2017 and 2016, respectively. During the first six months of 2017, we increased our short-term borrowings and book overdraft, net, by $56.4 million, compared with a decrease during the first six months of 2016 of $1.4 million. The increase in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition and increased working capital requirements.

Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $14.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $143.5 million at June 30, 2017. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $247.1 million as of June 30, 2017 compared with $188.0 million at December 31, 2016.
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
For the six-month period ended June 30, 2017, the Company made contributions of $6.0 million and $2.7 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6.0 million and $3.1 million, respectively, in the comparable period of 2016. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $3.0 million and $2.7 million to its U.S. and U.K. plans, respectively, during the remainder of 2017.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2017, we paid $6.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2017 compared with our Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

•
Accounts receivable increased $14.5 million, or $12.2 million excluding foreign currency exchange impacts and other adjustments. This increase was largely due to increased receivables in Garden City Group when compared with December 31, 2016 balances.

•
Unbilled revenues increased $13.2 million, or $10.9 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in the International and Broadspire segments when compared with December 31, 2016 balances.

At June 30, 2017, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases could be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
Effective July 29, 2017, the Company was authorized to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. The 2014 Repurchase Authorization was terminated as of close of business July 28, 2017.
The table below sets forth the repurchases of CRD-A and CRD-B by the Company during each month in the quarter ended June 30, 2017. As of June 30, 2017, the Company's authorization to repurchase shares of its common stock was limited to 1,050,492 shares. This authorization was reset to 2,000,000 shares on July 29, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2017				1,455,300
April 1, 2017 - April 30, 2017
CRD-A	75,000	$8.39	75,000
CRD-B	—	$—	—
Totals as of April 30, 2017				1,380,300
May 1, 2017 - May 31, 2017
CRD-A	206,320	$8.65	206,320
CRD-B	23,945	$8.91	23,945
Totals as of May 31, 2017				1,173,980
June 1, 2017 - June 30, 2017
CRD-A	75,000	$7.82	75,000
CRD-B	24,543	$9.00	24,543
Totals as of June 30, 2017	404,808		404,808	1,050,492

Item 6. Exhibits
See Index to Exhibits on page 43.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	August 9, 2017	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Settlement Agreement and Further Waiver of Claims effective May 4, 2017, by and between Crawford & Company EMEA/AP Management Limited and Ian V. Muress (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2017)

10.2	Employment Agreement between Rohit Verma and Crawford & Company, dated June 22, 2017

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents