Form 10-Q
period 2017-09-30
CRAWFORD & CO
filed 2017-11-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____ to ____
Commission file number 1-10356
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia	58-0506554
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5335 Triangle Parkway
Peachtree Corners, Georgia	30092
(Address of principal executive offices)	(Zip Code)
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of October 31, 2017, was as follows:

Class A Common Stock, $1.00 par value: 31,252,307
Class B Common Stock, $1.00 par value: 24,514,584

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2017

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2017 and 2016	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2017 and 2016	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2017 and 2016	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2017 and 2016	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Review Report of Independent Registered Public Accounting Firm	25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

Part II. Other Information

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

Signatures		46

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2017	2016
Revenues:

Revenues before reimbursements	$270,551	$277,286
Reimbursements	16,115	18,101
Total Revenues	286,666	295,387

Costs and Expenses:

Costs of services provided, before reimbursements	191,977	193,453
Reimbursements	16,115	18,101
Total costs of services	208,092	211,554

Selling, general, and administrative expenses	57,859	60,325

Corporate interest expense, net of interest income of $174 and $278, respectively	2,524	2,262

Restructuring and special charges	1,431	1,488

Total Costs and Expenses	269,906	275,629

Other Income	132	197

Income Before Income Taxes	16,892	19,955

Provision for Income Taxes	4,922	8,606

Net Income	11,970	11,349

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(157)	(404)

Net Income Attributable to Shareholders of Crawford & Company	$11,813	$10,945

Earnings Per Share - Basic:
Class A Common Stock	$0.22	$0.21
Class B Common Stock	$0.20	$0.19

Earnings Per Share - Diluted:
Class A Common Stock	$0.22	$0.20
Class B Common Stock	$0.20	$0.18

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,276	30,922
Class B Common Stock	24,550	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	32,097	31,665
Class B Common Stock	24,550	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016
Revenues:

Revenues before reimbursements	$807,065	$836,863
Reimbursements	43,103	47,101
Total Revenues	850,168	883,964

Costs and Expenses:

Costs of services provided, before reimbursements	570,858	595,248
Reimbursements	43,103	47,101
Total costs of services	613,961	642,349

Selling, general, and administrative expenses	175,178	178,182

Corporate interest expense, net of interest income of $581 and $498, respectively	6,674	7,553

Restructuring and special charges	8,818	7,431

Total Costs and Expenses	804,631	835,515

Other Income	898	719

Income Before Income Taxes	46,435	49,168

Provision for Income Taxes	16,569	20,029

Net Income	29,866	29,139

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(188)	(937)

Net Income Attributable to Shareholders of Crawford & Company	$29,678	$28,202

Earnings Per Share - Basic:
Class A Common Stock	$0.56	$0.54
Class B Common Stock	$0.50	$0.48

Earnings Per Share - Diluted:
Class A Common Stock	$0.55	$0.53
Class B Common Stock	$0.49	$0.47

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,359	30,731
Class B Common Stock	24,639	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	32,156	31,200
Class B Common Stock	24,639	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.21	$0.21
Class B Common Stock	$0.15	$0.15
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2017	2016

Net Income	$11,970	$11,349

Other Comprehensive Income (Loss):
Net foreign currency translation income (loss), net of tax of $0 and $0, respectively	6,994	(4,095)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $975 and $1,126, respectively	1,745	2,171

Other Comprehensive Income (Loss)	8,739	(1,924)

Comprehensive Income	20,709	9,425

Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(151)	(503)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$20,558	$8,922

	Nine Months Ended September 30,
(In thousands)	2017	2016

Net Income	$29,866	$29,139

Other Comprehensive Income:
Net foreign currency translation income (loss), net of tax of $0 and $0, respectively	8,525	(648)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,954 and $3,339, respectively	5,278	6,453

Other Comprehensive Income	13,803	5,805

Comprehensive Income	43,669	34,944

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	502	47

Comprehensive Income Attributable to Shareholders of Crawford & Company	$44,171	$34,991

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$73,289	$81,569
Accounts receivable, less allowance for doubtful accounts of $16,122 and $14,499 respectively	164,660	153,566
Unbilled revenues, at estimated billable amounts	123,783	101,809
Income taxes receivable	3,661	3,781
Prepaid expenses and other current assets	26,483	24,006
Total Current Assets	391,876	364,731
Net Property and Equipment	32,680	29,605
Other Assets:
Goodwill	117,362	91,750
Intangible assets arising from business acquisitions, net	99,682	86,931
Capitalized software costs, net	87,834	80,960
Deferred income tax assets	28,252	30,379
Other noncurrent assets	60,660	51,503
Total Other Assets	393,790	341,523
TOTAL ASSETS	$818,346	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$3,627	$30
Accounts payable	49,670	51,991
Accrued compensation and related costs	71,423	74,466
Self-insured risks	12,284	14,771
Income taxes payable	8,154	3,527
Deferred rent	11,142	12,142
Other accrued liabilities	39,893	34,922
Deferred revenues	36,987	37,456
Current installments of long-term debt and capital leases	372	982
Total Current Liabilities	233,552	230,287
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	246,083	187,002
Deferred revenues	24,443	25,884
Accrued pension liabilities	91,265	105,175
Other noncurrent liabilities	23,878	28,247
Total Noncurrent Liabilities	385,669	346,308
Redeemable Noncontrolling Interests	7,085	—
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 31,243 and 31,296 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	31,243	31,296
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,515 and 24,690 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	24,515	24,690
Additional paid-in capital	53,138	48,108
Retained earnings	276,304	261,562
Accumulated other comprehensive loss	(197,280)	(211,773)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	187,920	153,883
Noncontrolling interests	4,120	5,381
Total Shareholders' Investment	192,040	159,264
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$818,346	$735,859
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$29,866	$29,139
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,648	30,643
Stock-based compensation	4,973	3,246
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(6,181)	(7,628)
Unbilled revenues, net	(16,996)	(16,118)
Accrued or prepaid income taxes	5,202	9,067
Accounts payable and accrued liabilities	(16,233)	5,410
Deferred revenues	(2,352)	(4,153)
Accrued retirement costs	(13,360)	(7,128)
Prepaid expenses and other operating activities	(1,683)	7,605
Net cash provided by operating activities	13,884	50,083

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(10,465)	(5,782)
Capitalization of computer software costs	(19,906)	(13,653)
Payments for business acquisitions, net of cash acquired	(36,029)	(3,672)
Other investing activities	(2,148)	(95)
Net cash used in investing activities	(68,548)	(23,202)

Cash Flows From Financing Activities:
Cash dividends paid	(10,288)	(10,162)
Payments related to shares received for withholding taxes under stock-based compensation plans	(547)	(15)
Proceeds from shares purchased under employee stock-based compensation plans	1,048	1,208
Decrease in note payable for stock repurchase	—	(2,206)
Repurchases of common stock	(6,066)	—
Increases in short-term and revolving credit facility borrowings	82,905	79,664
Payments on short-term and revolving credit facility borrowings	(22,697)	(95,855)
Payments on capital lease obligations	(964)	(1,119)
Dividends paid to noncontrolling interests	(291)	(381)
Other financing activities	—	(12)
Net cash provided by (used in) financing activities	43,100	(28,878)

Effects of exchange rate changes on cash and cash equivalents	3,284	(2,406)
Decrease in cash and cash equivalents	(8,280)	(4,403)
Cash and cash equivalents at beginning of year	81,569	76,066
Cash and cash equivalents at end of period	$73,289	$71,663
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2017	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2017	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	7,664	—	7,664	137	7,801
Other comprehensive income (loss)	—	—	—	—	3,475	3,475	(814)	2,661
Cash dividends paid	—	—	—	(3,441)	—	(3,441)	—	(3,441)
Stock-based compensation	—	—	1,296	—	—	1,296	—	1,296
Cumulative-effect adjustment of ASU 2016-09	—	—	—	692	—	692	—	692
Common stock activity, net	231	—	(629)	—	—	(398)	—	(398)
Acquisition of noncontrolling interests	—	—	34	—	—	34	(715)	(681)
Balance at March 31, 2017	$31,527	$24,690	$48,809	$266,477	$(208,298)	$163,205	$3,989	$167,194
Net income (1)	—	—	—	10,201	—	10,201	275	10,476
Other comprehensive income	—	—	—	—	2,273	2,273	130	2,403
Cash dividends paid	—	—	—	(3,428)	—	(3,428)	—	(3,428)
Stock-based compensation	—	—	2,109	—	—	2,109	—	2,109
Repurchases of common stock	(357)	(48)	—	(3,029)	—	(3,434)	—	(3,434)
Common stock activity, net	88	—	172	—	—	260	—	260
Acquisition of noncontrolling interests	—	—	424	—	—	424	—	424
Balance at June 30, 2017	$31,258	$24,642	$51,514	$270,221	$(206,025)	$171,610	$4,394	$176,004
Net income (1)	—	—	—	11,813	—	11,813	435	12,248
Other comprehensive income (loss)	—	—	—	—	8,745	8,745	(6)	8,739
Cash dividends paid	—	—	—	(3,419)	—	(3,419)	—	(3,419)
Stock-based compensation	—	—	1,568	—	—	1,568	—	1,568
Repurchases of common stock	(194)	(127)	—	(2,311)	—	(2,632)	—	(2,632)
Acquisition of noncontrolling interests	—	—	(404)	—	—	(404)	(412)	(816)
Common stock activity, net	179	—	460	—	—	639	—	639
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(291)	(291)
Balance at September 30, 2017	$31,243	$24,515	$53,138	$276,304	$(197,280)	$187,920	$4,120	$192,040
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the consolidated statements of shareholders' investment for the three months ended March 31, June 30, and September 30, 2017 excludes $178, $203, and $278 respectively, in net loss attributable to the redeemable noncontrolling interests.

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT-CONTINUED
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2016	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2016	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income (loss)	—	—	—	8,630	—	8,630	(1)	8,629
Other comprehensive income (loss)	—	—	—	—	338	338	(614)	(276)
Cash dividends paid	—	—	—	(3,373)	—	(3,373)	—	(3,373)
Stock-based compensation	—	—	729	—	—	729	—	729
Common stock activity, net	14	—	—	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	1,079	—	—	1,079	(4,879)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Balance at March 31, 2016	$30,551	$24,690	$43,744	$244,418	$(222,293)	$121,110	$4,978	$126,088
Net income	—	—	—	8,627	—	8,627	534	9,161
Other comprehensive income (loss)	—	—	—	—	8,474	8,474	(469)	8,005
Cash dividends paid	—	—	—	(3,389)	—	(3,389)	—	(3,389)
Stock-based compensation	—	—	1,228	—	—	1,228	—	1,228
Common stock activity, net	250	—	181	—	—	431	—	431
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance at June 30, 2016	$30,801	$24,690	$45,153	$249,656	$(213,819)	$136,481	$5,020	$141,501
Net income	—	—	—	10,945	—	10,945	404	11,349
Other comprehensive (loss) income	—	—	—	—	(2,023)	(2,023)	99	(1,924)
Cash dividends paid	—	—	—	(3,400)	—	(3,400)	—	(3,400)
Stock-based compensation	—	—	1,289	—	—	1,289	—	1,289
Common stock activity, net	151	—	597	—	—	748	—	748
Acquisition of noncontrolling interests	—	—	209	—	—	209	(209)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(172)	(172)
Balance at September 30, 2016	$30,952	$24,690	$47,248	$257,201	$(215,842)	$144,249	$5,142	$149,391
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and the Company's financial position as of, September 30, 2017 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2017 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2017 and December 31, 2016, the liabilities of the deferred compensation plan were $7,572,000 and $9,385,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,462,000 and $16,227,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of September 30, 2017 were $10,163,000 and $10,791,000, respectively. Total assets and liabilities of LWI as of December 31, 2016 were $9,300,000 and $10,554,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $8,756,000 and $8,704,000 as of September 30, 2017 and December 31, 2016, respectively.
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

2. Business Acquisition
On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC, for cash consideration of $36,125,000. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.
Based on our preliminary acquisition accounting, net tangible assets acquired totaled $1,040,000, including $96,000 of cash. The difference between the purchase price and the net assets acquired represents indefinite- and definite-lived intangible assets, goodwill and redeemable noncontrolling interests. The acquisition was funded primarily through additional borrowings under the Company's credit facility.
The purchase agreement also provides that: (a) $250,000 of the purchase price will be held in escrow to secure the net working capital post-closing adjustment; and (b) $800,000 of the purchase price will be held in escrow for a period of 15 months, and $1,000,000 of the purchase price will be held in escrow for a period of 24 months, after the closing date in each case, to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the purchase agreement. As of September 30, 2017, the $250,000 net working capital post-closing adjustment escrow has been released.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

As a result of the acquisition, the Company preliminarily recognized definite-lived intangible assets of $17,794,000 consisting of developed technology, customer relationships, non-compete agreements and established relationships with independent contractors. The estimated useful lives of these definite-lived intangible assets range from three to ten years. The Company recognized related amortization expense of $643,000 and $1,930,000 in its unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017. The Company preliminarily recognized goodwill of $23,977,000 related to the acquisition. The Company anticipates the goodwill attributable to the acquisition will be deductible for tax purposes. The Company recognized noncontrolling interests of $7,743,000 which were measured at fair value at the acquisition date. The noncontrolling interests have been recorded as "Redeemable Noncontrolling Interests" in the Company's unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017, no changes were made to the redemption value of the redeemable noncontrolling interests; the change in value was due to the loss for the period. See Note 1, “Basis of Presentation” for a discussion of noncontrolling interests and redeemable noncontrolling interests.
The business acquisition accounting is preliminary and subject to change, as the Company gathers additional information related to the assets acquired and liabilities and redeemable noncontrolling interests assumed, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining final third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill, redeemable noncontrolling interests, and deferred income taxes are subject to change.
The Company does not anticipate the WeGoLook operations will have a material impact on the Company’s consolidated results of operations or its earnings per share during 2017. For the three months and nine months ended September 30, 2017, WeGoLook accounted for $2,180,000 and $6,338,000 of the Company’s consolidated revenues before reimbursements, respectively.

3. Recently Issued Accounting Standards
Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update simplify the application of the hedge accounting guidance. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows. The Company is not party to any derivative contracts.
Earning Per Share-Distinguishing Liabilities from Equity-Derivatives and Hedging
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." The ASU Part I changes the classification analysis of certain equity-linked financial instruments with down round features and the related disclosures. Part II of the amendments recharacterizes the indefinite deferral of certain provisions of Topic 480 and do not have an accounting effect. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.
Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting
In May 2017, the FASB issued ASU 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-4, "Simplifying the Test for Goodwill Impairment." The ASU was issued to simplify subsequent measurement of goodwill. The update eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company elected to early adopt this ASU during the three-month period ended March 31, 2017, with no effect on its results of operations, financial condition or cash flows.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, change in forfeiture accounting, and classification on the statement of cash flows. The Company adopted this standard prospectively effective January 1, 2017. Prior periods have not been adjusted. As a result of adoption, the Company recorded an entry to increase deferred tax assets and increased retained earnings in the amount of $692,000 for tax benefits not previously recorded related to stock compensation. The Company will record all excess tax benefits and tax deficiencies on share-based payment awards as a discrete item in the income statement as these awards vest or are exercised. Forfeitures will be recognized as they occur. The Company reflects all payments made to taxing authorities on behalf of employees by withholding shares as a financing activity in the statement of cash flows. During the quarter and nine months ended September 30, 2017, the Company recorded tax benefits of $0 and $200,000, respectively, as a result of adoption of this standard.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Financial Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company anticipates the impact of adopting this standard will result in an increase in operating lease liabilities and right to use assets on its balance sheet.
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
The Company has reviewed a sample of contracts with its customers that represent approximately 50% of its consolidated annual revenues before reimbursements that the Company believes is representative of its significant revenue streams identified to date, and is performing procedures to confirm the initial assessment as applied to all revenue streams. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. As the Company completes its overall assessment, it is also identifying and preparing to implement changes to its accounting policies and disclosure requirements. For example, the ASU requires increased disclosure, which in turn is expected to require certain new processes and system changes. The Company's evaluation indicated that process and system changes are required to capture the amounts and expected timing of revenues to be recognized from the remaining performance obligations during and as of each reporting period and the Company has completed a majority of these process and system changes at this time. The Company expects to adopt this new standard as of January 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company estimates that its effective income tax rate for 2017 will be approximately 30% after considering known discrete items. The decrease in rate is due to certain non-recurring benefits in 2017 and changes in the mix of income. The provision for income taxes on consolidated income totaled $4.9 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively. The provision for income taxes on consolidated income totaled $16.6 million and $20.0 million for the nine months ended September 30, 2017 and 2016, respectively. The overall effective tax rate decreased to 35.7% for the nine months ended September 30, 2017 compared with 40.7% for the 2016 period due to changes in non-recurring items and mix of income year over year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5. Defined Benefit Pension Plans
Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and 2016 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$333	$167	$980	$825
Interest cost	5,656	6,726	16,829	23,298
Expected return on assets	(8,608)	(8,024)	(25,623)	(28,782)
Amortization of actuarial loss	2,782	2,911	8,297	9,729
Net periodic benefit cost	$163	$1,780	$483	$5,070
For the nine-month period ended September 30, 2017, the Company made contributions of $9,000,000 and $4,038,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9,000,000 and $4,564,000, respectively, in the comparable 2016 periods. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $1,327,000 to its U.K. plan during the remainder of 2017. No additional contributions are expected to be made to the U.S. plan during the remainder of 2017.

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first three quarters of each of 2017 and 2016, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,703	$3,691	$4,195	$3,350	$10,858	$8,532	$10,003	$8,037
Dividends paid	2,193	1,226	2,166	1,234	6,593	3,695	6,459	3,703
Net income attributable to common shareholders, basic	$6,896	$4,917	$6,361	$4,584	$17,451	$12,227	$16,462	$11,740

Denominator:
Weighted-average common shares outstanding, basic	31,276	24,550	30,922	24,690	31,359	24,639	30,731	24,690
Earnings per share - basic	$0.22	$0.20	$0.21	$0.19	$0.56	$0.50	$0.54	$0.48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,756	$3,638	$4,239	$3,306	$10,978	$8,412	$10,071	$7,969
Dividends paid	2,193	1,226	2,166	1,234	6,593	3,695	6,459	3,703
Net income attributable to common shareholders, diluted	$6,949	$4,864	$6,405	$4,540	$17,571	$12,107	$16,530	$11,672

Denominator:
Weighted-average common shares outstanding, basic	31,276	24,550	30,922	24,690	31,359	24,639	30,731	24,690
Weighted-average effect of dilutive securities	821	—	743	—	797	—	469	—
Weighted-average common shares outstanding, diluted	32,097	24,550	31,665	24,690	32,156	24,639	31,200	24,690
Earnings per share - diluted	$0.22	$0.20	$0.20	$0.18	$0.55	$0.49	$0.53	$0.47
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Shares underlying stock options excluded	729	50	692	70
Performance stock grants excluded because performance conditions have not been met (1)	201	895	201	895
________________________________________________

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months and nine months ended September 30, 2017 and September 30, 2016. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
CRD-A issued under Non-Employee Director Stock Plan	9	2	99	121
CRD-A issued under the Employee Stock Purchase Plan	102	119	102	119
CRD-A issued under the U.K. ShareSave Scheme	4	10	63	151
CRD-A issued under the International Employee Stock Purchase Plan	8	7	8	7
CRD-A issued under the Executive Stock Bonus Plan	—	13	107	17
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	75	—	137	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's share repurchase authorization, approved in August 2014, (the "2014 Repurchase Authorization") provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2014 Repurchase Authorization was terminated on July 28, 2017.
Effective July 29, 2017, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2017, the Company had remaining authorization to repurchase 1,829,263 shares under the 2017 Repurchase Authorization.
During the three months ended September 30, 2017, the Company repurchased 193,527 shares of CRD-A, of which 75,000 shares were repurchased prior to July 29, 2017, under the 2014 Repurchases Authorization and 127,100 shares of CRD-B, of which 74,890 shares were repurchased under the 2014 Repurchase Authorization prior to July 29, 2017, at an average cost of $7.77 and $8.87, respectively. During the three months ended September 30, 2016 the Company did not repurchase any shares of CRD-A or CRD-B. During the nine months ended September 30, 2017, the Company repurchased 549,847 shares of CRD-A and 175,588 shares of CRD-B at an average cost of $8.19 and $8.89, respectively. During the nine months ended September 30, 2016 the Company did not repurchase any shares of CRD-A or CRD-B.

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

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(31,234)	$(174,791)	$(206,025)	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	7,000	—	7,000	9,215	—	9,215
Amounts reclassified from accumulated other comprehensive income	—	1,745	1,745	—	5,278	5,278
Net current period other comprehensive income	7,000	1,745	8,745	9,215	5,278	14,493
Ending balance	$(24,234)	$(173,046)	$(197,280)	$(24,234)	$(173,046)	$(197,280)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Three months ended September 30, 2016			Nine months ended September 30, 2016
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(19,817)	$(194,002)	$(213,819)	$(24,347)	$(198,284)	$(222,631)
Other comprehensive (loss) income before reclassifications	(4,194)	—	(4,194)	336	—	336
Amounts reclassified from accumulated other comprehensive income	—	2,171	2,171	—	6,453	6,453
Net current period other comprehensive (loss) income	(4,194)	2,171	(2,023)	336	6,453	6,789
Ending balance	$(24,011)	$(191,831)	$(215,842)	$(24,011)	$(191,831)	$(215,842)

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

8. Fair Value Measurements
The following table presents the Company's assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

Fair Value Measurements at September 30, 2017
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,127	$10,127	$—	$—

________________________________________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months or nine months ended September 30, 2017. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months and nine months ended September 30, 2017 and 2016 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
U.S. Services	$63,052	$56,530	$184,843	$173,969
International	110,784	120,950	331,019	360,425
Broadspire	76,683	76,676	231,544	227,975
Garden City Group	20,032	23,130	59,659	74,494
Total segment revenues before reimbursements	270,551	277,286	807,065	836,863
Reimbursements	16,115	18,101	43,103	47,101
Total revenues	$286,666	$295,387	$850,168	$883,964

Segment Operating Earnings (Loss):
U.S. Services	$9,537	$9,354	$26,187	$27,943
International	10,165	13,460	29,682	31,867
Broadspire	8,240	8,263	24,235	23,497
Garden City Group	188	2,152	(2,267)	5,982
Total segment operating earnings	28,130	33,229	77,837	89,289

Deduct:
Unallocated corporate and shared (costs) and credits, net	(4,078)	(6,947)	(6,333)	(17,454)
Net corporate interest expense	(2,524)	(2,262)	(6,674)	(7,553)
Stock option expense	(468)	(176)	(1,342)	(403)
Amortization of customer-relationship intangible assets	(2,737)	(2,401)	(8,235)	(7,280)
Restructuring and special charges	(1,431)	(1,488)	(8,818)	(7,431)
Income before income taxes	$16,892	$19,955	$46,435	$49,168
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. Services
Claims Field Operations	$22,596	$21,657	$65,965	$62,363
Technical Services	7,990	7,127	22,123	21,056
Catastrophe Services	12,016	9,198	33,806	35,153
Subtotal U.S. Claims Services	42,602	37,982	121,894	118,572
Contractor Connection	18,270	18,548	56,611	55,397
WeGoLook	2,180	—	6,338	—
Total Revenues before Reimbursements--U.S. Services	$63,052	$56,530	$184,843	$173,969

Broadspire
Medical Management Services	40,395	41,149	121,754	121,433
Workers' Compensation, Disability and Liability Claims Management	32,656	32,028	99,245	95,910
Risk Management Information Services	3,632	3,499	10,545	10,632
Total Revenues before Reimbursements--Broadspire	$76,683	$76,676	$231,544	$227,975

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2017, the aggregate committed amount of letters of credit outstanding under the credit facility was $14,470,000.
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

11. Restructuring and Special Charges
Total restructuring and special charges for the three months and nine months ended September 30, 2017 were $1,431,000 and $8,818,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restructuring Charges
Restructuring charges for the three months and nine months ended September 30, 2017 of $1,431,000 and $8,818,000 were incurred for the implementation and phase in of the Company's Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.
The following table shows the restructuring charges incurred by type of activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Implementation and phase-in of the Centers	$91	$775	$314	$3,177
Restructuring and integration costs	741	586	7,457	2,189
Asset impairments and lease termination costs	599	—	1,047	1,165
Total restructuring charges	$1,431	$1,361	$8,818	$6,531

Costs associated with the Centers were primarily for professional fees and severance costs. Costs associated with the restructuring and integration activities were primarily in U.S. administrative areas and the International segment and were predominantly for severance costs. Asset impairments and lease termination costs were incurred for obsolete software and the exiting of certain leased facilities.
As of September 30, 2017, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these costs to September 30, 2017 were as follows:

	Three months ended September 30, 2017
(in thousands)	Deferred rent		Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, June 30, 2017	$2,241		$5,196	$—	$1,069	$8,506
Additions	348	—	734	101	248	1,431
Adjustments to accruals	(300)		—	—	—	(300)
Cash payments	—		(2,733)	(81)	(545)	(3,359)
Ending balance, September 30, 2017	$2,289		$3,197	$20	$772	$6,278

	Nine months ended September 30, 2017
(in thousands)	Deferred rent		Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Beginning balance, December 31, 2016	$3,066		$1,525	$617	$1,949	$7,157
Additions	348	—	7,567	195	708	8,818
Adjustments to accruals	(1,125)		—	—	(431)	(1,556)
Cash payments	—		(5,895)	(792)	(1,454)	(8,141)
Ending balance, September 30, 2017	$2,289		$3,197	$20	$772	$6,278

Special Charges
The Company recorded no special charges for the three months and nine months ended September 30, 2017 and $127,000 and $900,000 for the three months and nine months ended September 30, 2016, respectively. The special charges for the three months and nine months ended September 30, 2016 consisted of legal and professional fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Subsequent Event
On October 11, 2017, the Company, its subsidiaries Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd. (the Company, together with such subsidiaries, as borrowers (the "Borrowers")), Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), Bank of America, N.A., as syndication agent and a lender, Citizens Bank, N.A., as documentation agent and a lender, and the other lenders party thereto, entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated that certain Credit Agreement, dated as of December 8, 2011, by and among, inter alia, the Borrowers, Wells Fargo and the other lenders from time to time party thereto (as previously amended, the "Original Credit Agreement"). In connection with the Amended and Restated Credit Agreement, the Company, the Company’s guarantor subsidiaries party thereto and Wells Fargo entered into an Amended and Restated Pledge and Security Agreement (the "Amended and Restated Pledge and Security Agreement") and an Amended and Restated Guaranty Agreement ( the "Amended and Restated Guaranty Agreement"), each dated as of the date of the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement: (i) increases the aggregate commitments under the Original Credit Agreement from $400.0 million to $450.0 million, without impacting the Company’s ability, subject to the satisfaction of certain conditions and its receipt of additional commitments, to exercise its option to further increase the revolving loan commitments by up to $200.0 million (previously $100.0 million under the Original Credit Agreement); (ii) extends the maturity date under the Amended and Restated Credit Agreement to November 23, 2022 (the maturity date was November 25, 2018 under the Original Credit Agreement); (iii) reduces the interest margin ranges to 1.30% to 2.10% for LIBOR loans (previously 1.50% to 2.25%) and 0.30% to 1.10% for Base Rate loans (previously 0.50% to 1.25%); (iv) reduces the minimum required fixed charge coverage ratio to 1.10 to 1.00 (previously 1.25 to 1.00); and (v) amends the leverage ratio tests to set a maximum permitted senior secured leverage ratio of 3.25 to 1.00 and set a maximum permitted total leverage ratio of 4.25 to 1.00, among other things.
The obligations of the Borrowers under the Amended and Restated Credit Agreement are guaranteed by each existing material domestic subsidiary of the Company, certain other domestic subsidiaries of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Entity"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Entity (each, a "Guarantor"), and the obligations of the Borrowers other than the Company ("Foreign Borrowers") for which the Company is not the primary obligor are also guaranteed by the Company. In addition, (i) the Borrowers’ obligations under the Amended and Restated Credit Agreement are secured by a first priority lien (subject to liens permitted by the Amended and Restated Credit Agreement) on substantially all of the personal property of the Company and the Guarantors as set forth in the Amended and Restated Pledge and Security Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
Crawford & Company
We have reviewed the condensed consolidated balance sheet of Crawford & Company as of September 30, 2017, and the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
November 6, 2017

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

•	regulatory changes related to funding of defined benefit pension plans,

•	our U.S. and U.K. defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2016. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $6.7 million or 2.4% for the three months ended September 30, 2017 and $29.8 million or 3.6% for the nine months ended September 30, 2017 compared with the same periods of 2016. The decreases in revenues for both the third quarter and nine-month periods were due to decreases in revenues in our International and Garden City Group segments, partially offset by increases in revenues in our U.S. Services and Broadspire segments. The decrease in revenues in the International segment was primarily due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $5.9 million reduction for the three months ended September 30, 2017 and $10.4 million reduction for the nine months ended September 30, 2017 as compared to the prior year periods. Changes in foreign exchange rates reduced revenues in the International segment by $1.0 million for the three months ended September 30, 2017 and $12.7 million for the nine months ended September 30, 2017 as compared to the prior year periods.
Costs of services provided, before reimbursements, decreased $1.5 million or 1% for the three months ended September 30, 2017 and $24.4 million or 4.1% for the nine months ended September 30, 2017 compared with the same periods of 2016. These decreases were primarily due to decreases in professional fees and compensation costs in our International and Garden City Group segments and decreases in non-employee labor costs in our International, Broadspire, and Garden City Group segments, partially offset by an increase in costs in our U.S. Services segment resulting from the acquisition of WeGoLook and start-up costs in the three months ended September 30, 2017 to mobilize staff in areas affected by hurricane activity
Selling, general, and administrative ("SG&A") expenses were 4% lower in the third quarter of 2017 and 1.7% lower in the nine months ended September 30, 2017 compared with the same periods of 2016. The decrease in expense for the three months ended September 30, 2017 was due to lower professional fees. The decrease for the nine months ended September 30, 2017 was due to a reduction in professional fees, partially offset by a branding campaign in our U.S. Services segment compared with the 2016 period.
Restructuring and Special Charges
During the three months and nine months ended September 30, 2017, we recorded $1.4 million and $8.8 million in restructuring and special charges, and for the same periods of 2016 we recorded $1.5 million and $7.4 million, respectively. Restructuring charges were incurred for the implementation and phase in of our Global Business Services Center in Manila, Philippines and Global Technology Services Center in Pune, India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs. The 2017 restructuring costs were primarily due to severance costs associated with restructuring activities in U.S. administrative areas and the International segment.
Included in these totals are restructuring charges for the three months and nine months ended September 30, 2017 and 2016 as summarized below:

Restructuring Charges	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Implementation and phase-in of the Centers	$91	$775	$314	$3,177
Restructuring and integration costs	741	586	7,457	2,189
Asset impairments and lease termination costs	599	—	1,047	1,165
Total restructuring charges	$1,431	$1,361	$8,818	$6,531

The Company recorded no special charges for the three months and nine months ended September 30, 2017 and $127,000 and $900,000 for the comparable 2016 periods.
The Company expects to incur restructuring and special charges in 2017 totaling approximately $13.0 million pretax, after inclusion of $8.8 million in restructuring and special charges recorded for the nine months ended September 30, 2017. This is expected to be comprised of $3.0 million related to the Centers and $10.0 million related to other restructuring activities. The Centers provide us a venue for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which are expected to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost-effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis or at all.
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

Operating results for our U.S. Services, International, Broadspire, and Garden City Group segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended		Nine months ended
(in thousands, except percentages)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
U.S. Services	$63,052	$56,530	$184,843	$173,969
International	110,784	120,950	331,019	360,425
Broadspire	76,683	76,676	231,544	227,975
Garden City Group	20,032	23,130	59,659	74,494
Total revenues, before reimbursements	270,551	277,286	807,065	836,863
Reimbursements	16,115	18,101	43,103	47,101
Total Revenues	$286,666	$295,387	$850,168	$883,964

Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$39,051	$32,608	$111,352	$100,613
% of related revenues before reimbursements	61.9%	57.7%	60.1%	57.8%
International	72,472	75,829	215,049	229,396
% of related revenues before reimbursements	65.5%	62.7%	65.0%	63.6%
Broadspire	42,061	41,891	128,314	125,753
% of related revenues before reimbursements	54.9%	54.6%	55.4%	55.2%
Garden City Group	14,003	14,975	41,830	48,795
% of related revenues before reimbursements	69.9%	64.7%	70.1%	65.5%
Total	$167,587	$165,303	$496,545	$504,557
% of Revenues before reimbursements	61.9%	59.6%	61.5%	60.3%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$14,464	$14,568	$47,304	$45,413
% of related revenues before reimbursements	23.0%	25.8%	25.7%	26.1%
International	28,147	31,661	86,288	99,162
% of related revenues before reimbursements	25.3%	26.2%	26.0%	27.6%
Broadspire	26,382	26,522	78,995	78,725
% of related revenues before reimbursements	34.4%	34.6%	34.1%	34.5%
Garden City Group	5,841	6,003	20,096	19,717
% of related revenues before reimbursements	29.2%	26.0%	33.7%	26.5%
Total before reimbursements	74,834	78,754	232,683	243,017
% of Revenues before reimbursements	27.7%	28.4%	28.8%	29.0%
Reimbursements	16,115	18,101	43,103	47,101
Total	$90,949	$96,855	$275,786	$290,118
% of Revenues	31.7%	32.8%	32.4%	32.8%
Operating Earnings (Loss):
U.S. Services	$9,537	$9,354	$26,187	$27,943
% of related revenues before reimbursements	15.1%	16.5%	14.2%	16.1%
International	10,165	13,460	29,682	31,867
% of related revenues before reimbursements	9.2%	11.1%	9.0%	8.8%
Broadspire	8,240	8,263	24,235	23,497
% of related revenues before reimbursements	10.7%	10.8%	10.5%	10.3%
Garden City Group	188	2,152	(2,267)	5,982
% of related revenues before reimbursements	0.9%	9.3%	(3.8)%	8.0%
Add (Deduct):
Unallocated corporate and shared (costs) and credits, net	(4,078)	(6,947)	(6,333)	(17,454)
Net corporate interest expense	(2,524)	(2,262)	(6,674)	(7,553)
Stock option expense	(468)	(176)	(1,342)	(403)
Amortization of customer-relationship intangible assets	(2,737)	(2,401)	(8,235)	(7,280)
Restructuring and special charges	(1,431)	(1,488)	(8,818)	(7,431)
Income before income taxes	16,892	19,955	46,435	49,168
Provision for income taxes	(4,922)	(8,606)	(16,569)	(20,029)
Net income	11,970	11,349	29,866	29,139
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(157)	(404)	(188)	(937)
Net income attributable to shareholders of Crawford & Company	$11,813	$10,945	$29,678	$28,202

U.S. SERVICES SEGMENT
Operating earnings for our U.S. Services segment were $9.5 million, or 15.1% of revenues before reimbursements, in the third quarter of 2017, compared with $9.4 million, or 16.5% of revenues before reimbursements, in the third quarter of 2016. For the nine months ended September 30, 2017, operating earnings decreased to $26.2 million, or 14.2% of revenues before reimbursements, from $27.9 million, or 16.1% of revenues before reimbursements for the 2016 comparable period. The increase in operating earnings in the 2017 third quarter compared with 2016 was due to increased revenues as a result of hurricane activity which was mostly offset by start-up costs to mobilize staff in areas affected by the hurricanes and the operating losses attributable to WeGoLook. The decrease in operating earnings for the 2017 nine-month period compared with 2016 was also impacted by a branding campaign in the 2017 first quarter to further expand the presence of Contractor Connection in the consumer repair market and the year-to-date operating losses attributable to WeGoLook.
Revenues before Reimbursements
U.S. Services revenues are primarily generated from the property and casualty insurance markets in the U.S. U.S. Services revenues before reimbursements by major service line for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	September 30, 2016	Variance
Claims Field Operations	$22,596	$21,657	4.3%	$65,965	$62,363	5.8%
Technical Services	7,990	7,127	12.1%	22,123	21,056	5.1%
Catastrophe Services	12,016	9,198	30.6%	33,806	35,153	(3.8)%
Subtotal U.S. Claims Services	42,602	37,982	12.2%	121,894	118,572	2.8%
Contractor Connection	18,270	18,548	(1.5)%	56,611	55,397	2.2%
WeGoLook	2,180	—	nm	6,338	—	nm
Total U.S. Services Revenues before Reimbursements	$63,052	$56,530	11.5%	$184,843	$173,969	6.3%
nm = not meaningful
Overall, there were increases in revenues in the U.S. Services segment in both the third quarter and nine months ended September 30, 2017 compared with the 2016 periods. These increases were primarily due to the acquisition of WeGoLook, representing a 3.9% positive variance in the third quarter and 3.6% for the nine-month period, and an increase in weather-related activity in the 2017 third quarter. There was an increase in segment unit volume, measured principally by cases received, of 50.2% and 38.8% for the three months and nine months ended September 30, 2017, compared with the 2016 periods. Excluding the impact of high-frequency, low-complexity cases received from the WeGoLook acquisition, there were increases in segment unit volume of 21.8% and 10.2% for the three months and nine months ended September 30, 2017, respectively, compared with the 2016 periods. Changes in the overall mix of services provided and rates charged for those services decreased revenues by approximately 7.2% in the three months and approximately 3.0% in the nine months ended September 30, 2017 compared with the 2016 periods.
There was an increase in revenues in U.S. Claims Services in the third quarter and nine months ended September 30, 2017 due to an increase in weather-related activity in the third quarter of 2017, compared to the 2016 periods. These increases were the result of hurricane activity present in the 2017 third quarter which impacted all of our U.S. Claims Services service lines.
Revenues in our Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $2.4 million and $19.1 million of revenues in the three months and nine months ended September 30, 2017, compared with $6.3 million and $27.2 million in the comparable 2016 periods, representing negative variances of 6.9% and 4.6%, respectively. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.
Contractor Connection revenues decreased in the 2017 third quarter compared to the prior year period due to lower average case values in areas impacted by the hurricane activity. Revenues increased for the nine months ended September 30, 2017 compared with the same period of 2016 due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment, which are included in total Company revenues, were $2.8 million and $2.2 million for the three-month periods ended September 30, 2017 and 2016, respectively. Reimbursements were $6.7 million and $6.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The 2017 increases were due to the increased revenues, primarily in the third quarter, resulting from the hurricane activity.
Case Volume Analysis
U.S. Services unit volumes by underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages )	September 30, 2017	September 30, 2016	Variance	September 30, 2017	September 30, 2016	Variance
Claims Field Operations	43,538	39,279	10.8%	122,452	116,571	5.0%
Technical Services	2,864	2,410	18.8%	7,622	6,766	12.7%
Catastrophe Services	18,643	2,927	536.9%	26,089	13,221	97.3%
Subtotal U.S. Claims Services	65,045	44,616	45.8%	156,163	136,558	14.4%
Contractor Connection	55,831	54,660	2.1%	167,685	157,327	6.6%
WeGoLook	28,234	—	nm	84,015	—	nm
Total U.S. Services Cases Received	149,110	99,276	50.2%	407,863	293,885	38.8%
nm = not meaningful
Overall, there were increases in cases received of 50.2% and 38.8% for the 2017 third quarter and nine-month periods, respectively, compared to the 2016 periods. These increases were primarily due to the WeGoLook acquisition, which accounted for 28.4% and 28.6% of the increases in U.S. Services cases in the quarter and nine-month periods. Absent the WeGoLook acquisition, total cases received increased by 21.8% in the quarter and 10.2% in the nine-month period compared to the 2016 periods.
The increase in U.S. Claims Services cases for the three months ended September 30, 2017 compared with the 2016 period was due to an increase in weather-related case activity in all service lines, as a result of cases received from hurricanes in the 2017 period. Revenues associated with many of these cases are expected to benefit future periods. The increase in the nine-month period was also due to an increase in weather-related activity primarily in our Catastrophe Services service line. The increases in Contractor Connection cases were due to the ongoing expansion of our contractor network and the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the quarter ended September 30, 2017, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 61.9% compared with 57.7% for the comparable period in 2016. For the nine months ended September 30, 2017, U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percentage of segment revenues before reimbursements, was 60.1%, compared with 57.8% for the comparable period in 2016. These increases were due to incremental costs in the 2017 period to mobilize staff in areas affected by the hurricanes.
The dollar amount of these expenses increased in the 2017 three-month period to $39.1 million from $32.6 million in the comparable 2016 period, and also in the nine months ended September 30, 2017 to $111.4 million from $100.6 million in the comparable 2016 period. These increases were due to incremental costs in the 2017 quarter to mobilize staff in areas affected by the hurricanes, and an increase in incentive compensation in the 2017 periods. There was an average of 1,474 full-time equivalent employees (including 344 catastrophe adjusters) in this segment during the first nine months of 2017, compared with an average of 1,360 employees (including 344 catastrophe adjusters) during the 2016 period. The WeGoLook acquisition resulted in an increase of 111 employees in the 2017 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.5 million, or 23.0% of segment revenues before reimbursements for the quarter ended September 30, 2017, compared with $14.6 million, or 25.8% of segment revenues before reimbursements, for the comparable 2016 quarter. The decrease in the amount and the expense as a percent of revenues was due to an increase in revenues and a decrease in administrative support costs in the 2017 period. For the nine months ended September 30, 2017, these expenses were $47.3 million, or 25.7% of segment revenues before reimbursements, compared with $45.4 million, or 26.1% of segment revenues before reimbursements for the comparable 2016 period. The increase in the amount was due to a branding campaign to expand the presence of Contractor Connection in the consumer repair market. The decrease in expense as a percent of revenues was due to the higher revenues in the 2017 period.

INTERNATIONAL SEGMENT
Operating earnings in our International segment decreased to $10.2 million, or 9.2% of revenues before reimbursements, for the three months ended September 30, 2017 compared with 2016 third quarter operating earnings of $13.5 million, or 11.1% of revenues before reimbursements. Operating earnings in our International segment decreased to $29.7 million, or 9.0% of revenues before reimbursements for the nine months ended September 30, 2017, compared with operating earnings of $31.9 million, or 8.8% of revenues before reimbursements, for the nine months ended September 30, 2016. The decreases in operating earnings in the 2017 third quarter and nine-month periods resulted from lower revenues and associated earnings in the U.K., Canada and Asia primarily due to flooding activity in the U.K. and Australia, and Ft. McMurray wildfire activity in Canada in the 2016 third quarter.
Revenues before Reimbursements
International segment revenues are primarily derived from the property and casualty insurance company market, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa) and Europe and Rest of World (which together consist of continental Europe and Latin America). Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2016
(in thousands, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	Variance
U.K.	$31,944	$43,160	(26.0)%	$34,443	(20.2)%
Canada	27,292	27,446	(0.6)%	26,188	(4.6)%
Asia-Pacific	29,174	27,350	6.7%	28,880	5.6%
Europe and Rest of World	22,374	22,994	(2.7)%	22,280	(3.1)%
Total International Revenues before Reimbursements	$110,784	$120,950	(8.4)%	$111,791	(7.6)%

	Nine months ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2016
(in thousands, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	Variance
U.K.	$105,236	$134,134	(21.5)%	$119,229	(11.1)%
Canada	79,466	78,484	1.3%	78,836	0.4%
Asia-Pacific	79,417	78,739	0.9%	78,339	(0.5)%
Europe and Rest of World	66,900	69,068	(3.1)%	67,309	(2.5)%
Total International Revenues before Reimbursements	$331,019	$360,425	(8.2)%	$343,713	(4.6)%

Revenues before reimbursements from our International segment totaled $110.8 million in the three months ended September 30, 2017 compared with $121.0 million in the 2016 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 0.8%, or $1.0 million for the three months ended September 30, 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $111.8 million for the three months ended September 30, 2017. Overall case volumes decreased 8.6% for the three months ended September 30, 2017 compared with the same period of 2016. The change in U.K. contractor repair business operating model accounted for a 4.9% decrease, and changes in product mix and in the rates charged for those services accounted for a 5.9% revenue increase for the three months ended September 30, 2017 compared with the same period in 2016.
Revenues before reimbursements from our International segment totaled $331.0 million in the first nine months of 2017, compared with $360.4 million in the 2016 period. Changes in foreign exchange rates resulted in a decrease of our International segment revenues by approximately 3.6%, or $12.7 million, for the nine months ended September 30, 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, International segment revenues would have been $343.7 million for the nine months ended September 30, 2017. Overall case volumes decreased 2.7% for the nine months ended September 30, 2017 compared with the same period of 2016. The change in U.K. contractor repair business operating model accounted for a 2.9% decrease, and changes in product mix and in the rates charged for those services accounted for a 1.0% revenue increase for the nine months ended September 30, 2017 compared with the same period in 2016.
The decrease in revenues in the U.K. for the three months ended September 30, 2017 compared with the 2016 period was primarily due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $5.9 million reduction, and a decrease in weather related activity. Revenues in Canada decreased in the third quarter compared with the 2016 period due to an increase in cases received in the 2016 third quarter from the Fort McMurray wildfires. There was a revenue increase in Asia-Pacific due to an increase in weather-related activity in Australia in the current year. The revenue decrease in Europe and Rest of World for the three months ended September 30, 2017 compared with the same period in 2016 was due to a change in the mix of services provided in Scandinavia, partially offset by an increase in weather-related cases in Peru.
The decrease in revenues in the U.K. for the nine months ended September 30, 2017 compared with the 2016 period was due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $10.4 million reduction, and a decrease in weather-related activity in 2017 compared with the number of cases received from flooding in that region in 2016. Revenues in Canada increased in the nine months ended September 30, 2017 compared with the 2016 period due primarily to an increase in high-volume, low-complexity case volumes from existing clients, partially offset by a reduction in weather-related case volumes. The revenue increase in Asia-Pacific was due to a change in exchange rates; absent the change in exchange rates there was a slight reduction in revenues due to a decrease in high-volume, low-complexity motor cases in China and Singapore where we have exited that product line in those countries. The revenue decrease in Europe and Rest of World for the nine months ended September 30, 2017 compared with the same period in 2016 was due to changes in the mix of services provided in Scandinavia, partially offset by an increase in Peru due to an increase in weather-related activity.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our International segment decreased to $9.1 million and $23.7 million for the three months and nine months ended September 30, 2017, respectively, from $10.3 million and $24.0 million in the comparable 2016 periods. These decreases were the result of the lower revenues in the 2017 periods.
Case Volume Analysis
International segment unit volumes by region, measured by cases received, for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	September 30, 2016	Variance
U.K.	28,027	32,004	(12.4)%	86,526	102,032	(15.2)%
Canada	43,419	46,621	(6.9)%	130,873	125,709	4.1%
Asia-Pacific	18,718	26,151	(28.4)%	66,066	74,519	(11.3)%
Europe and Rest of World	69,051	69,433	(0.6)%	214,620	209,877	2.3%
Total International Cases Received	159,215	174,209	(8.6)%	498,085	512,137	(2.7)%

Overall case volumes were 8.6% lower in the three months ended September 30, 2017 compared with the same period in 2016. The U.K. case volumes were lower in the third quarter 2017 due to a reduction in weather-related cases received in 2016. The decrease in Canada was due to an increase in cases received in the 2016 third quarter from the Fort McMurray wildfires. The decrease in Asia-Pacific cases in the third quarter was due primarily to a decrease in cases received in Australia in the quarter. There was a slight decrease in cases in Europe and Rest of World due to a decrease in high-frequency, low-complexity cases in Spain.
Overall case volumes were 2.7% lower in the nine months ended September 30, 2017 compared with the same period in 2016. The U.K. case volumes were lower in the 2017 period due to flooding-related cases received in 2016. The increase in Canada was due to an increase in high-frequency, low-complexity vehicle appraisals in the 2017 period. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China where we have exited that product line in these countries. The increase in cases in Europe and Rest of World was due to an increase in high-frequency, low-complexity cases in Germany and an increase in Peru due to weather-related activity.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.5% for the three months ended September 30, 2017 compared with 62.7% for the comparable period in 2016, and were 65.0% for the nine months ended September 30, 2017 compared with 63.6% for the comparable period in 2016. These increases in expenses as a percent of revenues were due to lower revenues and lower staff utilization in the 2017 periods. The dollar amount of these expenses decreased to $72.5 million for the three months ended September 30, 2017 from $75.8 million for the comparable 2016 period, and $215.0 million for the nine months ended September 30, 2017 from $229.4 million for the comparable 2016 period. These decreases were due to the impact of cost reduction initiatives, a reduction in employees, and the impact of foreign exchange rates. There was an average of 4,202 full-time equivalent employees in this segment in the nine months ended September 30, 2017 compared with an average of 4,260 in the 2016 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were were 25.3% of International segment revenues before reimbursements for the three months ended September 30, 2017 compared with 26.2% for the comparable period in 2016, and were 26.0% of International segment revenues before reimbursements for the nine months ended September 30, 2017 compared with 27.6% for the comparable period in 2016. The amount of these expenses decreased to $28.1 million for the three months ended September 30, 2017, compared with $31.7 million in the comparable 2016 period, and to $86.3 million for the nine months ended September 30, 2017, decreasing from $99.2 million in the comparable 2016 period. The decrease in amounts was due to the impact of cost reduction initiatives and changes in foreign exchange rates. The decrease in expenses as a percent of revenues was primarily due to the impact of cost reduction initiatives.

BROADSPIRE SEGMENT
Our Broadspire segment reported operating earnings of $8.2 million, or 10.7% of revenues before reimbursements, for the third quarter of 2017, compared with $8.3 million, or 10.8% of revenues before reimbursements, for the third quarter of 2016. For the nine months ended September 30, 2017, Broadspire operating earnings were $24.2 million, or 10.5% of revenues before reimbursements, compared with $23.5 million, or 10.3% of revenues before reimbursements, for the comparable 2016 period. Operating earnings increased for the nine month period due primarily to an increase in revenues, operational efficiency gains, and a reduction in administrative support costs in the 2017 period.

Revenues before Reimbursements
Broadspire segment revenues are primarily derived from medical management services, such as medical bill review, medical case management and vocational rehabilitation for workers' compensation; workers' compensation, disability, and liability claims management; and risk management information services provided to the U.S. self-insured marketplace. Broadspire revenues before reimbursements by major service line for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	September 30, 2016	Variance
Medical Management Services	$40,395	$41,149	(1.8)%	$121,754	$121,433	0.3%
Workers' Compensation, Disability and Liability Claims Management	32,656	32,028	2.0%	99,245	95,910	3.5%
Risk Management Information Services	3,632	3,499	3.8%	10,545	10,632	(0.8)%
Total Broadspire Revenues before Reimbursements	$76,683	$76,676	—%	$231,544	$227,975	1.6%
Revenues for the 2017 third quarter were consistent with 2016. The increase in revenues for the nine-month period ended September 30, 2017 compared with the same period in 2016 was due primarily to an increase in Medical Management and Disability cases in 2017 resulting from new clients in the 2017 periods.
Revenues were positively impacted by unit volumes, measured principally by cases received, which increased revenues by 10.4% in the three months and 6.4% in the nine months ended September 30, 2017 compared with the same periods in 2016. These increases were partially offset by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 10.4% from the 2016 third quarter to the 2017 third quarter, and 4.8% for the nine months ended September 30, 2017 compared with the same period in 2016. This change is due an increase in cases in the Disability service line which has lower average case values than Workers' Compensation and Liability cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $1.0 million and $3.1 million for the three months and nine months ended September 30, 2017 compared with $1.1 million and $3.3 million in the 2016 periods.
Case Volume Analysis
Broadspire unit volumes by major underlying case category, as measured by cases received, for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended			Nine months ended
(whole numbers, except percentages)	September 30, 2017	September 30, 2016	Variance	September 30, 2017	September 30, 2016	Variance
Workers' Compensation	44,778	46,378	(3.4)%	131,848	136,281	(3.3)%
Casualty	31,580	40,347	(21.7)%	96,175	112,596	(14.6)%
Medical Management, Disability and Other	47,868	25,819	85.4%	123,133	81,113	51.8%
Total Broadspire Cases Received	124,226	112,544	10.4%	351,156	329,990	6.4%
Overall case volumes were 10.4% higher in the three months ended September 30, 2017 compared with the same period in 2016. This was due to an increase in Medical Management and Disability cases resulting from new clients, partially offset by declines in Workers' Compensation and Casualty cases from existing clients. There was a 6.4% increase in case volumes for the nine months ended September 30, 2017 compared with the same period in 2016. This was also due to an increase in Medical Management and Disability cases, partially offset by a decrease in Workers' Compensation and Casualty cases from existing clients. The reduction in Casualty cases was due to a decrease in high-frequency, low-complexity affinity claims.

Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 54.6% in 2016 to 54.9% in 2017. The amount of these expenses increased from $41.9 million for the three months ended September 30, 2016 to $42.1 million for the 2017 comparable period. The increase in both the amounts and the percent of revenues was due to an increase in compensation and related benefits, and the increase in employees in 2017.
For the nine months ended September 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased slightly from 55.2% in 2016 to 55.4% in 2017. The amount of these expenses increased from $125.8 million for the nine months ended September 30, 2016 to $128.3 million for the 2017 comparable period. The increase in both the amount and the percent of revenues was due to an increase in employees.
Average full-time equivalent employees in this segment totaled 2,048 in the first nine months of 2017, up from 1,994 in the comparable 2016 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 34.4% and 34.1% for the three months and nine months ended September 30, 2017, compared with 34.6% and 34.5% in the comparable 2016 periods, respectively. The decrease in expenses as a percentage of revenues in the 2017 periods was due to operational efficiency gains and reductions in administrative support costs in 2017. The amount of these expenses were $26.5 million in the three months ended September 30, 2016 and $26.4 million for the comparable 2017 period. The amount of these expenses increased slightly from $78.7 million in the nine months ended September 30, 2016 to $79.0 million for the 2017 comparable period, due to the increased revenues.

GARDEN CITY GROUP SEGMENT
Our Garden City Group segment reported operating earnings of $0.2 million for the three months ended September 30, 2017 and an operating loss of $(2.3) million for the nine months ended September 30, 2017, compared with operating earnings of $2.2 million and $6.0 million in the comparable 2016 periods, respectively. The related segment operating margin decreased from 9.3% for the quarter ended September 30, 2016 to 0.9% in the comparable 2017 period, and from 8.0% for the nine months ended September 30, 2016 to (3.8)% in the comparable 2017 period. Operating earnings decreased for the three months and nine months ended September 30, 2017 compared to the 2016 periods primarily due to the continued winding down of the Deepwater Horizon class action settlement project and a reduction in employee utilization.
Revenues before Reimbursements
Garden City Group revenues are primarily derived from legal settlement administration services related to class action settlements, mass tort, and bankruptcies, primarily in the U.S. Garden City Group revenues before reimbursements decreased 13.4% to $20.0 million in the third quarter of 2017, compared with $23.1 million for the same period in 2016. For the nine-month period ended September 30, 2017, Garden City Group revenues before reimbursements decreased 19.9% to $59.7 million, compared with $74.5 million for the same period in 2016.
Garden City Group revenues in the three months and nine months ended September 30, 2017 declined compared with the same prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project and a lower volume of case administration work on projects in the 2017 periods. We expect activity on this special project to continue through the remainder of 2017, although at further reduced rates as compared with 2016. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
At September 30, 2017 we had a backlog of projects awarded totaling approximately $66.0 million, compared with $94.0 million at September 30, 2016. Of the $66.0 million backlog at September 30, 2017, an estimated $16.0 million is expected to be recognized as revenues over the remainder of 2017.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment can vary materially from period to period depending on the amount and types of projects and were $3.2 million in the 2017 third quarter compared with $4.5 million in the comparable period in 2016. For the nine-month period ended September 30, 2017, Garden City Group reimbursements decreased to $9.7 million compared with $13.6 million for the comparable period in 2016. The decreases were due to a lower volume of case administration work on specific projects in the 2017 periods.

Transaction Volume
Garden City Group services are generally project based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 69.9% in the 2017 third quarter compared with 64.7% in the 2016 third quarter. The dollar amount of these expenses was $14.0 million for the 2017 third quarter and $15.0 million for the comparable 2016 period. For the nine-months ended September 30, these expenses as a percent of revenues before reimbursements were 70.1% for 2017 compared with 65.5% for 2016. The dollar amount of these expenses was $41.8 million for the 2017 nine-month period compared to $48.8 million for the comparable 2016 period. The declines in dollar values were primarily due to the winding down of the Deepwater Horizon special project. The increases in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues before reimbursements were due to excess capacity resulting from a decrease in employee utilization in the 2017 periods. There was an average of 478 full-time equivalent employees in the 2017 nine-month period, compared with an average of 525 in the 2016 period, decreasing as a result of decreased activity from the special project referenced above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 29.2% and 33.7% for the three months and nine months ended September 30, 2017, respectively, compared with 26.0% and 26.5% for the comparable 2016 periods, respectively. The dollar amount of these expenses decreased to $5.8 million in the 2017 third quarter as compared with $6.0 million in the 2016 third quarter, but increased to $20.1 million in the first nine months of 2017 compared with $19.7 million in the comparable 2016 period. The increases in both the dollar amounts and the percent of revenues for the year-to-date period were due to an increase in professional fees and other administrative costs in 2017 compared to the 2016 periods. The slight decrease in the amount of expenses in the third quarter was due to cost reductions implemented in 2017. The increase in percentage of revenues for the third quarter was due to the decrease in revenues.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate for financial reporting purposes changes periodically due to fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at varied rates, our ability to utilize net operating loss and tax credit carryforwards, changes in uncertain income tax positions, and changes in enacted tax rates. We estimate that our effective income tax rate for 2017 will be approximately 30% after considering known discrete items. The decrease in rate is due to certain non-recurring benefits in 2017 and changes in the mix of income. The provision for income taxes on consolidated income totaled $4.9 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively. The provision for income taxes on consolidated income totaled $16.6 million and $20.0 million for the nine months ended September 30, 2017 and 2016, respectively. The overall effective tax rate decreased to 35.7% for the nine months ended September 30, 2017 compared with 40.7% for the 2016 period due to changes in non-recurring items and mix of income year over year.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.7 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. Interest income totaled $174,000 and $278,000 for the three months ended September 30, 2017 and 2016, respectively. Corporate interest expense totaled $7.3 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively. Interest income totaled $581,000 and $498,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in interest expense in 2017 compared with the 2016 period was due to the exchange rate impact on the U.K borrowings and lower average borrowing rates.

Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $468,000 was recognized during the three months ended September 30, 2017, compared with $176,000 for the comparable period in 2016. Stock option expense of $1,342,000 was recognized during the nine months ended September 30, 2017, compared with $403,000 for the comparable period in 2016. The increase in the 2017 periods was due to a higher proportion of options having been granted in 2017 as a component of our Long Term Incentive Plans.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.7 million for the three months ended September 30, 2017 and $2.4 million for the three months ended September 30, 2016, and $8.2 million for the nine months ended September 30, 2017 and $7.3 million for the nine months ended September 30, 2016. The increases in the 2017 periods over 2016 were due to the acquisition of WeGoLook discussed in Note 2, "Business Acquisition." This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months and nine months ended September 30, 2017 and 2016, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, costs of our cross currency swap in 2016, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $4.1 million and $6.9 million for the three months ended September 30, 2017 and 2016, respectively. The decrease for the three months ended September 30, 2017 was due to a decrease in defined benefit pension expense and professional fees. Unallocated corporate and shared costs were $6.3 million and $17.5 million for the nine months ended September 30, 2017 and 2016. The decrease for the nine months ended September 30, 2017 was due to a reduction in defined benefit pension expense, self-insured expenses, and unallocated professional fees.
Restructuring and Special Charges
Total restructuring and special charges for the three months and nine months ended September 30, 2017 were $1.4 million and $8.8 million, respectively. There were $1.5 million and $7.4 million of restructuring and special charges during the three months and nine months ended September 30, 2016. See "Restructuring and Special Charges" in the "Results of Operations" section of this Item 2 where these charges are discussed.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2017, our working capital balance (current assets less current liabilities) was approximately $158.3 million, an increase of $23.9 million from the working capital balance at December 31, 2016. Our cash and cash equivalents were $73.3 million at September 30, 2017, compared with $81.6 million at December 31, 2016.

Cash and cash equivalents as of September 30, 2017 consisted of $19.0 million held in the U.S. and $54.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
Cash Provided by Operating Activities
Cash provided by operating activities was $13.9 million for the nine months ended September 30, 2017, compared with $50.1 million of cash provided for the comparable period of 2016. The decrease in cash provided by operating activities was primarily due to an increase in accrued compensation and bonus payments, changes in pension cost, and increases in tax and self insurance payments. During the nine months ended September 30, 2016, the Company settled a cross currency swap for $4.9 million, increasing cash from operations for the period.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of businesses, property and equipment, and capitalized software, was $68.5 million for the nine months ended September 30, 2017 compared with $23.2 million in the first nine months of 2016. This increase was due to the acquisition of WeGoLook as discussed in Note 2, "Business Acquisition."
Cash Provided by/Used in Financing Activities
Cash provided by financing activities was $43.1 million for the nine months ended September 30, 2017 compared with $28.9 million used in financing activities for the 2016 period. We paid $10.3 million and $10.2 million in dividends in the nine-month periods ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we increased our short-term borrowings and book overdraft, net, by $60.2 million, compared with a decrease during the first nine months of 2016 of $16.2 million. The increase in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition and increased working capital requirements.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $14.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $135.3 million at September 30, 2017. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $250.1 million as of September 30, 2017 compared with $188.0 million at December 31, 2016.
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

For the nine-month period ended September 30, 2017, the Company made contributions of $9.0 million and $4.0 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9.0 million and $4.6 million, respectively, in the comparable periods of 2016. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2017; however, the Company expects to make additional contributions of approximately $1.3 million to its U.K. plan during the remainder of 2017. No additional contributions are expected to be made for the U.S. plan during the remainder of 2017.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2017, we paid $10.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2017 compared with our Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

•
Accounts receivable increased $11.1 million, or $6.2 million excluding foreign currency exchange impacts and other adjustments. This increase was largely due to increased receivables in the U.S. Services segment related to the hurricane activity when compared with December 31, 2016 balances.

•
Unbilled revenues increased $22.0 million, or $17.0 million excluding foreign currency exchange impacts. This increase was primarily due to increased unbilled revenues in the International and Garden City Group segments when compared with December 31, 2016 balances.

•
Accounts payable and accrued liabilities decreased $10.8 million, or $16.2 million excluding foreign exchange impacts and other adjustments. The decrease was due to lower accrued compensation and incentive compensation for the 2017 period, accrued self insurance, and accounts payable.

At September 30, 2017, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in August 2014, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 28, 2017 (the "2014 Repurchase Authorization"). Under the 2014 Repurchase Authorization, repurchases could be made in open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. The 2014 Repurchase Authorization was terminated on July 28, 2017.
Effective July 29, 2017, the Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
The table below sets forth the repurchases of CRD-A and CRD-B by the Company during each month in the quarter ended September 30, 2017. As of September 30, 2017, the Company was authorized to repurchase 1,829,263 shares under the 2017 Repurchase Authorization after repurchasing 170,737 shares since July 29, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2017				1,050,492
July 1, 2017 - July 31, 2017
CRD-A	75,000	$7.46	75,000
CRD-B	75,000	$8.90	75,000
Totals as of July 31, 2017				1,999,890
August 1, 2017 - August 31, 2017
CRD-A	75,000	$7.42	75,000
CRD-B	52,100	$8.82	52,100
Totals as of August 31, 2017				1,872,790
September 1, 2017 - September 30, 2017
CRD-A	43,527	$8.92	43,527
CRD-B	—		—
Totals as of September 30, 2017	320,627		320,627	1,829,263

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	November 6, 2017	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2017	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)