Form 10-K
period 2017-12-31
CRAWFORD & CO
filed 2018-03-07
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10356
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification Number)
5335 Triangle Parkway, Peachtree Corners, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code
(404) 300-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock — $1.00 Par Value	New York Stock Exchange
Class B Common Stock — $1.00 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $248,977,216 as of June 30, 2017, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each class of the Registrant's common stock, as of February 15, 2018, was:
Class A Common Stock — $1.00 Par Value — 31,434,546 Shares
Class B Common Stock — $1.00 Par Value — 24,477,723 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2018 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2017

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2017, the Company reported total revenues before reimbursements of $1.106 billion.

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

U.S. SERVICES.  The U.S. Services segment accounted for 24.4% of the Company's revenues before reimbursements in 2017. The Company's U.S. Services segment provides claims management services in the U.S. The Company's U.S. Services segment revenues are substantially derived from the insurance company market. Insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, evaluation and resolution of property and casualty insurance claims, and the provision of outsourced managed contractor services.

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

•
Catastrophe — losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions.

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

•
U.S. Catastrophe Services, operating through our wholly owned subsidiary Crawford Catastrophe Services, LLC, provides independent adjusting resources and temporary services for insurance claims management in response to natural or man-made disasters. We have one of the largest trained and credentialed field forces in the industry available for response to catastrophic occurrences. U.S. Catastrophe Services utilizes a proprietary response mechanism to ensure prompt, effective management of catastrophic events for our clients.

•
U.S. Contractor Connection is the largest independently managed contractor network in the industry, with approximately 5,000 credentialed residential and commercial contractors. This innovative service provides a customer-centric solution for a wide range of loss types from high-frequency, low-complexity claims to large complex repairs, optimizing the time and work process needed to resolve property claims. U.S. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional personal and commercial insurance carriers as well as directly to consumer markets.

In addition to these four major service lines, the U.S. Services segment, through the Company’s WeGoLook®, LLC subsidiary, provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

INTERNATIONAL.  The International segment accounted for 40.7% of the Company's revenues before reimbursements in 2017. International segment revenues are primarily derived from the property and casualty insurance company markets, with additional revenues from the self-insured markets in the U.K., Canada, Asia-Pacific (which includes Australia and New Zealand, as well as the Middle East and Africa), and Europe and Rest of World (which together consist of continental Europe and Latin America). The major elements of international claims management services are substantially the same as those provided to U.S. property and casualty insurance company clients by our U.S. Services segment. The International segment also derives revenues from third-party administration services provided under the Broadspire brand.

BROADSPIRE.  Our Broadspire segment, which operates in the U.S., accounted for 28.0% of the Company's revenues before reimbursements in 2017. Broadspire Services, Inc., a wholly-owned subsidiary of the Company, is a leading third-party administrator to employers and insurance companies.

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

GARDEN CITY GROUP.  The Garden City Group segment accounted for 6.9% of the Company's revenues before reimbursements in 2017. Since 1984, Garden City Group, LLC ("GCG"), a wholly-owned subsidiary of the Company, has helped law firms, corporations, government agencies, and courts bring their toughest national and international legal settlement administration projects to timely, positive conclusions by providing essential notification, claims processing, and distribution services related to securities, antitrust, employment, product liability, and other class action settlements, as well as mass tort, bankruptcy, regulatory, and data breach matters. GCG's services include identifying and qualifying class members, handling all written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments. Such services are generally referred to by the Company as class action services. GCG further provides back-office Business Process Outsourcing ("BPO") services via its contact center located in Dublin, Ohio. GCG provides field-experienced, multi-disciplined and technology-driven teams to support cases or projects with appropriate administrative services and resources. GCG offers solutions in several core areas:

•
Class Action Services — technology-intensive administrative services for plaintiff and defense counsel as well as corporate defendants and federal and state regulators to expedite high-volume class action and regulatory settlements.

•	Bankruptcy Services — cost-effective, end-to-end solutions for managing the administration of bankruptcy and other restructuring events.

•	GCG Communications — legal notice and customer outreach programs for successful case and communication program administration.

•	GCG Solutions — BPO services encompassing fulfillment, mail intake, call center and multimedia outreach solutions, payment distribution, and product recall needs.

FINANCIAL RESULTS

The percentages of the Company's total revenues before reimbursements derived from each operating segment are shown in the following table:

Year Ended December 31,	2017	2016	2015
U.S. Services	24.4%	20.9%	20.8%
International	40.7%	43.0%	42.7%
Broadspire	28.0%	27.2%	25.0%
Garden City Group	6.9%	8.9%	11.5%
	100.0%	100.0%	100.0%

Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results and, accordingly, the Company's December 31, 2017, 2016, and 2015 consolidated financial statements include the financial position of such operations as of October 31, 2017 and 2016, respectively, and the results of such operations and cash flows for the fiscal periods ended October 31, 2017, 2016, and 2015, respectively.

In the normal course of the Company's business, it sometimes incurs certain out-of-pocket expenses that are thereafter reimbursed by its clients. Under generally accepted accounting principles in the U.S. ("GAAP"), these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in the Company's consolidated results of operations. However, because the amounts of reimbursed expenses and related revenues offset each other in the accompanying consolidated statements of operations with no impact to net income or operating earnings, management does not believe it is informative or beneficial to include these amounts in a discussion of our expenses and revenues, respectively. As a result, unless otherwise indicated, revenue amounts on a consolidated basis and for each of our operating segments described herein exclude reimbursements for out-of-pocket expenses. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying consolidated financial statements.

Additional financial information regarding each of the Company's segments and geographic areas, including the information required by Item 101(b) of Regulation S-K, is included in Note 13, "Segment and Geographic Information," to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

MATERIAL CUSTOMERS

No single customer accounted for 10% or more of our consolidated revenues in 2017, 2016 or 2015. However, revenues and operating earnings from the Garden City Group operating segment are project based and can vary significantly from period to period depending on the timing of project engagement and the work performed in a given period. During the years ended December 31, 2017, 2016, and 2015, Garden City Group derived more than 10% of its revenues from the Deepwater Horizon class action settlement project, and during 2015 also derived more than 10% of its revenue from another non-Gulf related class action settlement project. Revenues and operating earnings from these projects in 2017 were at a reduced rate as compared to 2016 and 2015. We expect activity on the Deepwater Horizon class action settlement project to continue in 2018, although at further reduced rates.

In addition, for the year ended December 31, 2017, our U.S. Services segment derived in excess of 10% of its revenue from one customer, and during the years ended 2016 and 2015 derived more than 10% of its revenue from each of two customers. Individually neither of these customers accounted for more than 10% of our consolidated revenues in any year. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships as the projects reach their respective end dates, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company's intellectual property portfolio is an important asset which it seeks to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. The Company owns a number of active trademark applications and registrations which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse affect on our business; however, the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

SERVICE DELIVERY

The Company's claims management services are offered primarily through its global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national and regional insurance carriers. WeGoLook services are offered through a mobile platform of independent contractors.

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

The Company competes with a substantial number of smaller local and regional claims management services firms. Many of these smaller firms have rate structures that are lower than the Company's or may, in certain markets, have local knowledge which provides a competitive advantage. We do not believe these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and geographically dispersed offices provide us with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies that provide a similar broad spectrum of claims management services and who directly compete with the Company.

The legal settlement administration market within which our Garden City Group segment operates is highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, the volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks outlined in each project. Competition in this segment is primarily on pricing, resource allocation ability, and experience servicing similar matters. We believe our experienced leadership, coupled with global resources and technology, provide a competitive advantage in this market.

EMPLOYEES

At December 31, 2017, our total number of full-time equivalent employees ("FTEs") was approximately 8,800. In addition, the Company from time to time, uses the resources of a pool of temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions. The Company generally considers its relations with its employees to be good.

BACKLOG

Backlog is not meaningful other than in our Garden City Group segment. At December 31, 2017 and 2016, our Garden City Group segment had an estimated revenue backlog related to projects awarded totaling approximately $66 million and $81 million, respectively. Additional information regarding this backlog is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K under the caption "Garden City Group."

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

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.crawfordandcompany.com through the "Investor Relations" link located under the "About Us" tab, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Copies of the Company's Annual Report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 5335 Triangle Parkway, Peachtree Corners, Georgia, 30092.

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

•	we cannot predict the length or timing of any insurance cycle, described below;

•	changes in the overall employment levels and associated workplace injury rates could impact the number of total claims and our case volumes and are not subject to accurate forecasting;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of cases for us, are also generally not subject to accurate forecasting;

•	potential consolidation of clients in the markets we operate could impact the volume of cases referred to providers;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. For example, for the years ended December 31, 2017, 2016, and 2015, our Garden City Group segment derived more than 10% of its revenues from the Deepwater Horizon class action settlement project, and during 2015 also derived more than 10% of its revenue from a separate class action settlement project. Individually, neither of these projects accounted for in excess of 10% of our consolidated revenues in any year. Revenues and operating earnings from these projects in 2017 were at a reduced rate as compared to 2016 and 2015. We expect activity on the Deepwater Horizon class action settlement project to continue in 2018, although at further reduced rates.

In addition, for the years ended December 31, 2017, 2016, and 2015, our U.S. Services segment derived in excess of 10% of its revenue from one customer, and during 2016 and 2015 also derived more than 10% of its revenue from another customer. Individually, neither of these customers accounted for more than 10% of our consolidated revenues in any year. The services provided to these customers are primarily project based and are covered by the terms of multiple contractual arrangements which expire at various times in the future.

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

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. A security incident impacting our own data centers or those controlled by our service providers may compromise the confidentiality, integrity or availability of this confidential consumer information. Unauthorized access to or disclosure of confidential consumer information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such confidential consumer information may be obtained through inadequate use of security controls by us or our employees. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential consumer information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, financial condition and results of operations.

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

We currently operate on multiple proprietary software platforms to support our service offerings and internal corporate systems. The failure or obsolescence of any of these platforms, if not remediated or replaced, could materially adversely affect our business, results of operations, and financial condition

We currently utilize multiple software platforms to support our service offerings. We believe certain of these software platforms distinguish our service offerings from our competitors. The failure of one or more of our software platforms to function properly, or the failure of these platforms to remain competitive, could materially adversely affect our business, results of operations, and financial condition.

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

As a U.S. based Multi-national Corporation we could be adversely impacted by changes in our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which could have a material impact on our results.  The Tax Act significantly changes U.S. federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. We have made initial estimates of the impacts of the Tax Act as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”). The ultimate impact of the Tax Act may differ from the Company’s current estimates under SAB 118 due to changes in interpretations and assumptions made by the Company as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. Various uncertainties also exist in terms of how U.S. states and any foreign countries within which we operate will react to the Tax Act, which could have additional impacts on our results.

We are continuing to ramp up and integrate our Global Business Services Center in the Philippines and a Global Technology Services Center in India (the "Centers"). If we are unable to timely and cost effectively ramp up and integrate operations at the Centers, or fail to achieve the expected operational synergies therefrom on a timely basis or at all, or if the tax rules relating to international operations change, our results of operations and financial condition may be materially adversely affected.

In 2014, we established a wholly-owned global business services center in the Philippines. We have subsequently expanded our offshore operations to include Information Technology services performed in India. The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which will continue to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis, or at all.

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

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") and certain international defined benefit plans in Germany, Norway, and the Philippines (the "other international plans") are underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan and certain of our other international defined benefit pension plans, the projected benefit obligations for these specific plans were underfunded by $87.0 million. In recent years we have been required to make significant contributions to these plans and will have to make significant future contributions. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five fiscal years to improve the funded status of the plan and minimize future required contributions. In addition, regulatory requirements in the U.K. require us to make additional contributions to our U.K. Plans, even though they have assets in excess of their projected benefit obligations as of December 31, 2017. Volatility in the capital markets and future legislation may have a negative impact on our U.S., U.K. and other international pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

We are party to a credit facility, amended and restated as of October 11,2017, with Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., and the other lenders a party thereto, (as amended, the "Credit Facility"). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we may be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business.

In recent periods we have incurred impairment charges that reduced the carrying value of our intangible assets and goodwill; in the future we may be required to incur additional impairment charges on a portion or all of the carrying value of our intangible assets and goodwill, which may adversely affect our financial condition and results of operations.

Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, "Intangibles--Goodwill and Other," to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2017, we recorded $19.6 million in goodwill impairment charges related to our Garden City group reporting unit. If our future financial results deteriorate or our estimations or assumptions prove to be incorrect, we could be required to take additional impairment charges. In particular, we believe the $19.4 million of goodwill in our U.S. Services segment excluding U.S. Contractor Connection operations reporting unit is most exposed to potential impairment. We intend to continue to monitor the performance of our reporting units and, should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

Control by a principal shareholder could adversely affect the Company and our other shareholders.

As of December 31, 2017, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 52% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2017, Mr. Crawford also beneficially owned approximately 35% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

The global claims management services market is highly competitive and comprised of a large number of companies of varying size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. We are also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters.

The legal settlement administration market within which our Garden City Group segment operates is highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, volume of mass torts and general economic conditions.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2017, the Company owned an office in Kitchener, Ontario. As of December 31, 2017, the Company leased approximately 300 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Commitments Under Operating Leases" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for CRD-A and CRD-B, as reported on the NYSE:

2017	First	Second	Third	Fourth
CRD-A — High	$9.46	$9.17	$9.71	$9.95
CRD-A — Low	$7.45	$7.14	$6.91	$7.13
CRD-B — High	$12.85	$11.12	$12.23	$12.37
CRD-B — Low	$9.20	$8.71	$8.35	$8.63

2016	First	Second	Third	Fourth
CRD-A — High	$6.02	$7.89	$9.72	$10.47
CRD-A — Low	$3.89	$5.65	$7.70	$8.57
CRD-B — High	$6.48	$8.57	$12.09	$13.66
CRD-B — Low	$4.03	$6.14	$8.48	$10.90

During the year ended December 31, 2017, we declared and paid quarterly cash dividends totaling $0.28 per share and $0.20 per share on CRD-A and CRD-B, respectively. During the year ended December 31, 2016, we declared and paid quarterly cash dividends totaling $0.28 per share and $0.20 per share on CRD-A and CRD-B, respectively. In addition, during the quarter ending March 31, 2018, we declared cash dividends of $0.07 per share on CRD-A and $0.05 per share on CRD-B, which dividends are payable on March 9, 2018 to shareholders of record at the close of business on February 26, 2018.

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. Our ability to pay dividends in the future could be impacted by many factors including the funding requirements of our defined benefit pension plans, required or planned repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in our Credit Facility or other applicable documents. The covenants in our Credit Facility limit restricted payments, which include dividend payments to shareholders. See Note 4, "Short-Term and Long-Term Debt, Including Capital Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The number of record holders of each class of the Company's common stock as of December 31, 2017 was as follows: CRD-A — 2,829 and CRD-B — 417.

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

Through December 31, 2017, the Company had repurchased 699,800 shares of CRD-A and 188,200 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.21 and $8.88, respectively. At December 31, 2017, the Company had remaining authorization to repurchase 1,666,671 shares under the 2017 Repurchase Authorization.

The following graph and table show the value as of December 31, 2017 of a $100 investment in the Company's Class B common stock as of December 31, 2012 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
■Crawford & Company (Class B) tS&P 500 Index ●S&P Property-Casualty Insurance Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2012	2013	2014	2015	2016	2017
Crawford & Company (Class B)	100.00	117.83	133.63	71.06	172.30	134.69
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P Property-Casualty Insurance Index	100.00	138.29	160.07	175.32	202.86	248.27

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

Year Ended December 31,	2017	2016	2015	2014	2013
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,105,832	$1,109,286	$1,170,385	$1,142,851	$1,163,445
Reimbursements	57,877	68,302	71,135	74,112	89,985
Total Revenues	1,163,709	1,177,588	1,241,520	1,216,963	1,253,430
Total Costs of Services	841,988	856,675	940,352	914,814	936,427
U.S. Services Operating Earnings (1)	35,673	35,624	32,622	18,039	11,895
International Operating Earnings (1)	47,236	43,248	18,087	25,344	38,795
Broadspire Operating Earnings (1)	32,729	30,003	24,017	15,469	8,245
Garden City Group Operating (Loss) Earnings (1)	(4,373)	7,225	12,299	22,849	46,752
Unallocated Corporate and Shared Costs and Credits, Net	(15,559)	(23,971)	(16,605)	(8,582)	(10,829)
Net Corporate Interest Expense	(9,062)	(9,185)	(8,383)	(6,031)	(6,423)
Stock Option Expense	(1,718)	(621)	(433)	(859)	(948)
Amortization of Customer-Relationship Intangible Assets	(10,982)	(9,592)	(9,668)	(6,341)	(6,385)
Goodwill Impairment Charges	(19,598)	—	(49,314)	—	—
Restructuring and Special Charges	(12,084)	(9,490)	(34,395)	—	—
Income Taxes	(15,039)	(25,565)	(13,832)	(28,780)	(29,766)
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	442	(1,710)	117	(484)	(358)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$27,665	$35,966	$(45,488)	$30,624	$50,978
Earnings (Loss) Per Share - Basic (2):
CRD-A	$0.53	$0.68	$(0.79)	$0.59	$0.95
CRD-B	$0.45	$0.60	$(0.87)	$0.52	$0.91
Earnings (Loss) Per share - Diluted (2):
CRD-A	$0.52	$0.67	$(0.79)	$0.57	$0.93
CRD-B	$0.45	$0.60	$(0.87)	$0.52	$0.90
Current Assets	$370,367	$364,731	$370,177	$367,583	$369,681
Total Assets	$787,936	$735,859	$783,406	$789,319	$790,058
Current Liabilities	$256,591	$230,287	$258,348	$259,559	$317,393
Long-Term Debt and Capital Leases, Less Current Installments	$200,460	$187,002	$225,365	$154,046	$101,779
Total Debt	$225,672	$188,014	$247,282	$156,811	$137,645
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$182,320	$153,883	$113,693	$172,937	$199,805
Total Capital	$407,992	$341,897	$360,975	$329,748	$337,450
Current Ratio	1.4:1	1.6:1	1.4:1	1.4:1	1.2:1
Total Debt to Total Capital Ratio	55.3%	55.0%	68.5%	47.6%	40.8%
Return on Average Shareholders' Investment	16.5%	26.9%	(31.7)%	16.4%	30.3%
Cash Provided by Operating Activities	$40,757	$98,864	$61,655	$6,606	$77,844
Cash Used in Investing Activities	$(81,866)	$(32,966)	$(101,178)	$(31,767)	$(33,528)
Cash Provided By (Used in) Financing Activities	$10,343	$(55,151)	$67,889	$4,532	$(39,132)
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$3.21	$2.74	$2.06	$3.11	$3.60
Cash Dividends Per Share:
CRD-A	$0.28	$0.28	$0.28	$0.24	$0.18
CRD-B	$0.20	$0.20	$0.20	$0.18	$0.14
Weighted-Average Shares and Share-Equivalents:
Basic	55,928	55,483	55,286	54,927	54,543
Diluted	56,764	56,220	55,286	55,673	55,545

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment charges, restructuring and special charges and credits, income taxes, and net loss or income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2017, 2016, and 2015 consolidated financial statements include the financial position of such operations as of October 31, 2017 and 2016, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2017, 2016 and 2015, respectively.

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

Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Our Contractor Connection service line provides a managed contractor network to insurance carriers and consumer markets.

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

The legal settlement administration market within which our Garden City Group segment operates is highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, the volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based and we earn these revenues as we perform individual tasks outlined in each project.

On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC, an Oklahoma limited liability company, and certain non-compete agreements, for consideration of $36,125,000 on a debt free valuation basis. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

In 2014, we established a wholly-owned global business services center in the Philippines. We have subsequently expanded our offshore operations to include Information Technology services performed in India. The Centers provide us venues for global consolidation of certain business functions, shared services, and currently outsourced processes. The Centers, which will continue to be phased in through 2018, are expected to allow us to continue to strengthen our client service, realize additional operational efficiencies, and invest in new capabilities for growth. No assurances can be provided of our ability to timely or cost effectively complete and ramp up operations at the Centers, or to achieve expected cost savings on a timely basis, or at all. Costs associated with the establishment and phase-in of the Centers were $0.4 million in 2017, $3.7 million in 2016, and $4.4 million in 2015. Costs to be incurred in 2018 are not expected to be significant.

In 2015 we announced various restructuring plans intended to, among other things, reduce overhead costs in certain functions and in our business segments, and streamline senior management to reduce costs and further improve execution. These plans included restructuring and integration costs and other special charges discussed in Note 16, "Restructuring and Special Charges" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Restructuring and special charges, exclusive of costs related to the establishment and phase-in of the Centers, for these and other similar plans totaled $11.6 million in 2017, $5.7 million in 2016 and $30.0 million in 2015. We do not anticipate any restructuring and special charges in 2018.

Non-cash goodwill impairment charges for 2017 were $19.6 million. There were no goodwill impairment charges in 2016. We incurred non-cash goodwill impairment charges of $49.3 million in 2015. See the "Critical Accounting Policies" in Item 7 and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted.  The Tax Act significantly changes U.S. Federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimate in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) of net tax expense of $3.8 million in the period ended December 31, 2017. This expense consists of provisional estimates of $7.6 million net expense for the Transition Tax, which we estimate will be fully offset by foreign tax credit carryforwards, and $3.8 million net benefit for remeasurement of our domestic deferred tax balances for the corporate rate reduction.

We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including GILTI, executive compensation, Transition Tax including associated foreign tax credits, and state taxes. Additionally, any changes to these provisional estimates would require us to reassess the realizability of our domestic deferred tax assets. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether GILTI taxes would be recorded as a current period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax impacts related to these items for the period ended December 31, 2017. We will continue to refine these estimates in accordance with SAB 118.

See Note 7, "Income Taxes” of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about income taxes.

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.106 billion in 2017, a decrease of 0.3% compared with $1.109 billion in 2016. Net income attributable to Crawford & Company was $27.7 million in 2017, compared with $36.0 million in 2016. During 2017, the Company recorded restructuring and special charges of $12.1 million compared to $9.5 million in 2016.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) improved in our U.S. Services, International and Broadspire segments from 2016 to 2017. We experienced an operating earnings decline in our Garden City Group segment from 2016 to 2017.

Compared with 2016, our consolidated revenues before reimbursements decreased 0.3% in 2017 due primarily to revenue declines in the International and Garden City Group segments, partially offset by an increase in revenues in the U.S. Services and Broadspire segments. Changes in foreign exchange rates decreased our International segment revenues by $8.5 million, or approximately 1.7%, for 2017 compared with 2016. Revenues in the International segment were also impacted due to a change in the operating model in the U.K. contractor repair business where we are now acting in an agency role instead of the contract principal in certain relationships with clients related to our Contractor Connection service line, which represents a $16.0 million revenue reduction for the 2017 period as compared to the prior year.

In the U.S. Services segment, operating earnings increased slightly from 2016 to 2017 due to incremental revenues and associated earnings in U.S. Claims Services due to cases received from hurricanes Harvey, Irma and Maria in the current year, partially offset by the initial start-up costs and operating losses attributable to WeGoLook and a branding campaign in 2017 to further expand the presence of Contractor Connection in the consumer repair market.

Operating earnings in our International segment increased in 2017 compared to 2016 due to the impact of cost reduction initiatives implemented in 2016 and 2017.

Broadspire's operating earnings improved from 2016 to 2017. The improvements were due to higher revenues from both new and existing clients, and improved control over operating expenses.

Garden City Group's operating earnings declined in 2017 compared to 2016, reflecting a decline in revenues from the Deepwater Horizon class action settlement project, and a lower volume of case administration work on new and existing projects in 2017, which negatively impacted operating earnings.

Selling, general and administrative ("SG&A") expenses were slightly lower in 2017 than in 2016. The decrease in 2017 was due to a decrease in professional fees and other administrative expenses, partially offset by costs associated with a branding campaign in our U.S. Services segment compared with the 2016 period.

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

				% Change from Prior Year
Year Ended December 31,	2017	2016	2015	2017	2016
	(In thousands, except percentages)
Revenues Before Reimbursements:
U.S. Services	$269,636	$231,384	$242,676	16.5%	(4.7)%
International	449,894	477,262	499,900	(5.7)%	(4.5)%
Broadspire	310,102	301,977	293,032	2.7%	3.1%
Garden City Group	76,200	98,663	134,777	(22.8)%	(26.8)%
Total, before reimbursements	1,105,832	1,109,286	1,170,385	(0.3)%	(5.2)%
Reimbursements	57,877	68,302	71,135	(15.3)%	(4.0)%
Total Revenues	$1,163,709	$1,177,588	$1,241,520	(1.2)%	(5.1)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$169,641	$136,183	$149,857	24.6%	(9.1)%
% of related revenues before reimbursements	63.0%	59.0%	61.8%
International	292,384	304,024	334,415	(3.8)%	(9.1)%
% of related revenues before reimbursements	65.0%	63.7%	66.9%
Broadspire	171,460	167,037	159,169	2.6%	4.9%
% of related revenues before reimbursements	55.3%	55.4%	54.3%
Garden City Group	54,246	64,816	92,958	(16.3)%	(30.3)%
% of related revenues before reimbursements	71.2%	65.7%	69.0%
Total	$687,731	$672,060	$736,399	2.3%	(8.7)%
% of Revenues before reimbursements	62.2%	60.6%	62.9%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Services	$64,322	$59,577	$60,197	8.0%	(1.0)%
% of related revenues before reimbursements	23.9%	25.7%	24.8%
International	110,274	129,990	147,398	(15.2)%	(11.8)%
% of related revenues before reimbursements	24.5%	27.2%	29.5%
Broadspire	105,913	104,937	109,846	0.9%	(4.5)%
% of related revenues before reimbursements	34.2%	34.7%	37.5%
Garden City Group	26,327	26,622	29,520	(1.1)%	(9.8)%
% of related revenues before reimbursements	34.5%	27.0%	21.9%
Total, before reimbursements	306,836	321,126	346,961	(4.4)%	(7.4)%
% of Revenues before reimbursements	27.7%	28.9%	29.6%
Reimbursements	57,877	68,302	71,135	(15.3)%	(4.0)%
Total	$364,713	$389,428	$418,096	(6.3)%	(6.9)%
% of Revenues	31.3%	33.1%	33.7%
Segment Operating Earnings (Loss):
U.S. Services	$35,673	$35,624	$32,622	0.1%	9.2%
% of related revenues before reimbursements	13.2%	15.4%	13.4%
International	47,236	43,248	18,087	9.2%	139.1%
% of related revenues before reimbursements	10.5%	9.1%	3.6%
Broadspire	32,729	30,003	24,017	9.1%	24.9%
% of related revenues before reimbursements	10.6%	9.9%	8.2%
Garden City Group	(4,373)	7,225	12,299	(160.5)%	(41.3)%
% of related revenues before reimbursements	(5.7)%	7.3%	9.1%
Deduct:
Unallocated corporate and shared costs and credits, net	(15,559)	(23,971)	(16,605)	(35.1)%	44.4%
Net corporate interest expense	(9,062)	(9,185)	(8,383)	(1.3)%	9.6%
Stock option expense	(1,718)	(621)	(433)	176.7%	43.4%
Amortization of customer-relationship intangible assets	(10,982)	(9,592)	(9,668)	14.5%	(0.8)%
Goodwill impairment charges	(19,598)	—	(49,314)	nm	nm
Restructuring and special charges	(12,084)	(9,490)	(34,395)	27.3%	(72.4)%
Income (Loss) Before Income Taxes	42,262	63,241	(31,773)	(33.2)%	299.0%
Income taxes	(15,039)	(25,565)	(13,832)	(41.2)%	84.8%
Net Income (Loss)	27,223	37,676	(45,605)	(27.7)%	182.6%
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	442	(1,710)	117	125.8%	1,561.5%
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$27,665	$35,966	$(45,488)	23.1%	179.1%
nm = not meaningful

YEAR ENDED DECEMBER 31, 2017 COMPARED WITH YEAR ENDED DECEMBER 31, 2016

U.S. SERVICES SEGMENT

Operating Earnings

Operating earnings for our U.S. Services segment increased slightly from $35.6 million in 2016 to $35.7 million in 2017, representing an operating margin of 13.2% in 2017 compared with 15.4% in 2016. Operating earnings increased from 2016 to 2017 due to the incremental revenues and associated earnings in U.S. Claims Services due to cases received from hurricanes in the current year, partially offset by initial start-up costs and operating losses attributable to WeGoLook and costs associated with a branding campaign in 2017 to further expand the presence of Contractor Connection in the consumer repair market.

Revenues before Reimbursements

U.S. Services revenues are primarily generated from the property and casualty insurance company markets in the U.S. U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2017	2016	Variance
	(In thousands)
U.S. Claims Field Operations	$87,951	$81,456	8.0%
U.S. Technical Services	31,733	28,659	10.7%
U.S. Catastrophe Services	69,284	50,549	37.1%
Subtotal U.S. Claims Services	188,968	160,664	17.6%
U.S. Contractor Connection	71,924	70,720	1.7%
U.S. WeGoLook	8,744	—	nm
Total U.S. Services Revenues before Reimbursements	$269,636	$231,384	16.5%

Overall, there was an increase in revenues in the U.S. Services segment in 2017 compared with 2016. This increase was primarily due to an increase in weather-related activity resulting from hurricanes Harvey, Irma and Maria which positively impacted all of our U.S. Claims Services service lines. Revenues were also positively impacted by the acquisition of WeGoLook, representing a 3.8% positive variance in 2017 compared with 2016.

Within U.S. Claims Services, the increase in weather-related revenues was primarily in U.S. Catastrophe Services although U.S. Claims Field Operations and U.S. Technical Services revenues were also positively impacted by cases received from the hurricane activity. There was an increase in segment unit volume, measured principally by cases received, of 38.7% over 2016. Excluding the impact of high-frequency, low-complexity cases received from the WeGoLook acquisition, there was an increase in segment unit volume of 9.2%. Changes in the overall mix of services provided and rates charged for those services increased revenues by approximately 9.6% in 2017 compared with 2016.

Revenues in our U.S. Catastrophe Services service line include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $20.7 million of revenues in 2017, compared with $34.9 million in 2016. This represents a 6.1% decrease in U.S. Services revenue. The services provided to this customer are primarily project-based and are covered by the terms of multiple contractual arrangements which expire at various times in the future. In the event we are not able to retain these relationships, or replace any lost revenues from these projects as they reach their respective end dates, segment revenues and operating earnings would be negatively impacted.

U.S. Contractor Connection revenues increased 1.7% in 2017 compared with 2016 primarily due to the ongoing expansion of this service solution as insurance carriers continued the trend of moving high-frequency, low-complexity property cases directly to managed repair networks, although the rate of growth in 2017 was lower than recent years.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Services segment which are included in total Company revenues were $10.3 million in 2017 compared to $8.2 million in 2016. The 2017 increase was due to the increased revenues, primarily resulting from the hurricane activity.

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
U.S. Claims Field Operations	159,897	151,941	5.2%
U.S. Technical Services	10,266	9,532	7.7%
U.S. Catastrophe Services	40,426	21,737	86.0%
Subtotal U.S. Claims Services	210,589	183,210	14.9%
U.S. Contractor Connection	210,501	202,550	3.9%
U.S. WeGoLook	114,010	—	nm
Total U.S. Services Cases Received	535,100	385,760	38.7%

Overall, there was a 38.7% increase in cases received in U.S. Services in 2017 compared to 2016. This was primarily due to the WeGoLook acquisition, which accounted for 29.5% of the increase in U.S. Services cases. Absent the high-frequency, low-complexity cases from the WeGoLook acquisition, total cases received increased by 9.2% in 2017 compared to the 2016 period. This increase is due to an increase in weather-related case activity, primarily in our Catastrophe Services service line, as a result of cases received from hurricanes in the 2017 period. The previously described outsourcing project involved the Company providing adjusters to work on the client's premises; accordingly, there are no associated case volumes referred to the Company for these revenues in either year.

The 2017 increase in U.S. Contractor Connection cases was due to the continued trend of insurance carriers moving high-frequency, low-complexity property cases directly to our contractor managed repair networks, which we expect to continue, and expansion into adjacent services including consumer segments.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 63.0% for 2017 and 59.0% for 2016. The increase was primarily due to the incremental costs to mobilize staff in areas affected by the hurricanes in 2017.

The dollar amount of these expenses increased from $136.2 million in 2016 to $169.6 million in 2017. There was an average of 1,515 FTEs (including 365 catastrophe adjusters) in 2017 compared with an average of 1,371 FTEs (including 359 catastrophe adjusters) in 2016. The increase in expenses and FTEs in 2017 was primarily due to an increase in employees related to the higher revenues, and the WeGoLook acquisition which resulted in an increase of 115 employees in the 2017 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $59.6 million in 2016 to $64.3 million in 2017, although as a percent of segment revenues, decreased from 25.7% in 2016 to 23.9% in 2017. The increase in amount was due to the higher revenues and incremental costs to mobilize staff in areas affected by the hurricanes, and a branding campaign to expand the presence of Contractor Connection in the consumer repair market. The decrease in expense as a percent of revenues was due to the higher revenues in the 2017 period.

INTERNATIONAL SEGMENT

Operating Earnings

International segment operating earnings increased to $47.2 million in 2017, an increase of 9.2% from 2016 operating earnings of $43.2 million. The operating margin increased from 9.1% in 2016 to 10.5% in 2017. The increase in operating earnings was the result of cost reduction initiatives implemented in 2016 and 2017.

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

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for year ended December 31, 2016
Year Ended December 31,	2017	2016	Variance	2017	Variance
U.K.	$140,188	$171,869	(18.4)%	$153,337	(10.8)%
Canada	108,371	104,261	3.9%	106,300	2.0%
Asia-Pacific	109,348	108,456	0.8%	107,551	(0.8)%
Europe and Rest of World	91,987	92,676	(0.7)%	91,218	(1.6)%
Total International Revenues before Reimbursements	$449,894	$477,262	(5.7)%	$458,406	(4.0)%

Revenues before reimbursements from our International segment totaled $449.9 million in 2017, compared to $477.3 million in 2016. Changes in foreign exchange rates decreased our International segment revenues by $8.5 million, or approximately 1.7%, for 2017 compared with 2016. Absent foreign exchange rate fluctuations, International segment revenues would have been $458.4 million in 2017. Overall case volumes in the International segment decreased 3.0% in 2017 compared with 2016. Revenues in the International segment were negatively impacted due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of the contract principal in certain relationships with clients in our Contractor Connection service line, which represents a $16.0 million, or 3.4% revenue reduction, for 2017 compared to the prior year. This change had no impact on operating earnings. Changes in product mix and in the rates charged for those services accounted for a 2.4% revenue increase for 2017 compared with 2016.

The decrease in revenues in the U.K. for 2017 compared with 2016 was due to the change in the operating model in the U.K. contractor repair business discussed above, the change in foreign exchange rates and a reduction in weather-related activity compared with the number of cases received from flooding in that region in 2016. The change in revenues from the U.K. contractor repair business operating model was directly offset within operating expenses and had no impact on operating earnings.

Revenues in Canada increased due to an increase in high-frequency, low-complexity case volumes from existing clients, and the change in foreign exchange rates, partially offset by a reduction in weather-related case volumes and cases from the Fort McMurray wildfires in 2016.

Revenues increased slightly in Asia-Pacific due to changes in foreign exchange rates. On a constant-dollar basis, revenues in Asia-Pacific would have decreased slightly due to a reduction in high-frequency, low-complexity cases, partially offset by an increase in revenues in Australia due to weather-related activity.

The revenue decrease in Europe and Rest of World was due to changes in the mix of services provided in Scandinavia, partially offset by an increase in Peru due to an increase in weather-related activity and an increase in high-frequency, low-complexity cases in Germany.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues decreased to $30.5 million in 2017 from $34.4 million in 2016. This decrease was due to lower revenues in the 2017 period, and reduced use of third parties on higher value cases in Europe and Asia-Pacific and in Canada where the Fort McMurray wildfires occurred in 2016.

Case Volume Analysis

International case volumes by region for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
U.K.	114,774	133,252	(13.9)%
Canada	173,337	167,065	3.8%
Asia-Pacific	84,165	96,496	(12.8)%
Europe and Rest of World	289,039	285,293	1.3%
Total International Cases Received	661,315	682,106	(3.0)%

Overall case volumes were 3.0% lower in 2017 compared with 2016. The U.K. case volumes were lower in the 2017 period due primarily to flooding-related cases received in 2016. The increase in Canada cases was due to an increase in high-frequency, low-complexity vehicle appraisal cases in the 2017 period. The decrease in Asia-Pacific cases was primarily due to a decline in high-frequency, low-complexity motor cases in Singapore and China. The increase in case volumes in Europe and Rest of World was due to an increase in high-frequency, low-complexity cases in Germany and an increase in weather-related activity in Peru.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International segment revenues before reimbursements, increased from 63.7% in 2016 to 65.0% in 2017. The increase in expenses as a percent of revenues was due to lower revenues. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of International segment revenues before reimbursements would have been 62.8% in 2017. The U.S. dollar amount of these expenses decreased in 2017 by $11.6 million. The decrease was due to the impact of cost reduction initiatives, a reduction in employees, and the impact of foreign exchange rates. There was an average of 4,202 International FTEs in this segment in 2017, a decrease from an average of 4,236 FTEs in the 2016 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of International segment revenues before reimbursements, from 27.2% in 2016 to 24.5% in 2017, and the U.S. dollar amount of these expenses also decreased by $19.7 million. Expenses decreased by 2.6% due to the change in the operating model in the U.K. contractor repair business discussed above. The decrease in amount was due to the impact of cost reduction initiatives and changes in exchange rates. The decrease in expenses as a percent of revenues is primarily due to the impact of cost reduction initiatives in 2016 and 2017.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $32.7 million in 2017, or 10.6% of revenues before reimbursements, compared with operating earnings of $30.0 million in 2016, or 9.9% of revenues before reimbursements. Operating earnings improved from 2016 to 2017 due to higher revenues in our Workers' Compensation, Disability, and Liability Claims Management service line, operational efficiency gains, and a reduction in administrative support costs.

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

Year Ended December 31,	2017	2016	Variance
	(In thousands)
Workers' Compensation, Disability, and Liability Claims Management	$133,665	$127,618	4.7%
Medical Management	161,264	160,185	0.7%
Risk Management Information Services	15,173	14,174	7.0%
Total Broadspire Revenues before Reimbursements	$310,102	$301,977	2.7%

Broadspire segment revenues before reimbursements increased 2.7% to $310.1 million in 2017 compared with $302.0 million in 2016. The overall increase in 2017 was primarily due to an increase in our Workers' Compensation, Disability, and Liability Claims Management service line, as growth from new Disability clients continues. There were also increases in Medical Management revenues and Risk Management Information Services due to increased referrals in 2017.

Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues by 8.6% from 2016 to 2017. This increase was partially offset by changes in the mix of services provided and in the rates charged for those services, which decreased revenues by approximately 5.9% in 2017. This change is primarily due to an increase in cases in the Disability service line which has lower average case values than Workers' Compensation and Liability cases.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenues were $4.1 million in 2017, decreasing slightly from $4.3 million in 2016 due to a reduction in Claims Management referrals.

Case Volume Analysis

Broadspire unit volumes by major underlying case category, as measured by cases received, for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
Workers' Compensation	174,272	178,804	(2.5)%
Casualty	132,541	154,724	(14.3)%
Other	167,709	103,345	62.3%
Total Broadspire Cases Received	474,522	436,873	8.6%

Overall, there was an 8.6% increase in cases received in 2017 compared with 2016. This was primarily due to an increase in Disability case referrals from new clients, and an increase Medical Management referrals, both of which are reported in the Other category above. This increase was partially offset by declines in Workers' Compensation and Casualty cases from existing clients. The reduction in Casualty cases was due to a decrease in high-frequency, low-complexity affinity claims.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Broadspire direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, decreased slightly from 55.4% in 2016 to 55.3% in 2017. The amount of these expenses increased from $167.0 million in 2016 to $171.5 million in 2017 due to an increase in employees related to the growth in revenues. Average FTEs in this segment totaled 2,054 in 2017, up from an average of 1,995 FTEs in 2016. The increase in employees was due to the conversion of certain outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues. The slight decrease in expenses as a percent of revenues was due to the higher revenues in the 2017 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased slightly as a percent of segment revenues before reimbursements to 34.2% in 2017 from 34.7% in 2016, and the dollar amount of these expenses also decreased by $1.0 million. The decrease in both the amount and the percent of segment revenues was due to a reduction in rent and occupancy and other administrative expenses compared with 2016.

GARDEN CITY GROUP SEGMENT

Garden City Group revenues in 2017 declined compared with the 2016 level primarily because of lower revenues from the Deepwater Horizon class action settlement special project, and a lower volume of case administration work on projects in the 2017 period. We expect activity on the Deepwater Horizon class action settlement project to continue in 2018, although at further reduced rates.

Operating (Loss) Earnings

Our Garden City Group segment reported a 2017 operating loss of $(4.4) million, decreasing 160.5% from $7.2 million operating earnings in 2016, with the related operating margin decreasing from 7.3% in 2016 to (5.7)% in 2017. The change in the operating margin was primarily the result of the winding down of the special project, lower volumes discussed above, and a reduction in employee utilization.

Revenues before Reimbursements

Garden City Group revenues are derived primarily from legal settlement administration services related to class action settlements, mass tort claims, and bankruptcies, primarily in the U.S. Garden City Group revenues are project-based and can fluctuate significantly due to the timing of projects awarded. Garden City Group revenues before reimbursements decreased 22.8% to $76.2 million in 2017, compared with $98.7 million in 2016. The decrease in Garden City Group revenues was due primarily to the reduction in activity from the special project discussed above, and a lower volume of case administration work on new and existing projects in 2017.

At December 31, 2017, we had an estimated revenue backlog related to projects awarded totaling $66.0 million, compared to $81.0 million at December 31, 2016. Of the $66.0 million backlog at December 31, 2017, approximately $40.0 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment which are included in total Company revenues may vary materially from year to year depending on the amount and types of projects and were $13.0 million in 2017, decreasing from $21.3 million in 2016. This decrease was due to a lower volume of case administration work in 2017.

Transaction Volume

Garden City Group services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor expenses, as a percent of segment revenues before reimbursements, increased to 71.2% in 2017 compared with 65.7% in 2016. The increase as a percent of revenues was due to the decline in revenues and excess capacity resulting from a decrease in employee utilization in 2017. The U.S. dollar amount of related expenses declined to $54.2 million in 2017 compared with $64.8 million in 2016. The decrease was primarily due to reduced activity associated with the reduction in revenues from the special project discussed above. There was an average of 467 FTEs in 2017, compared with an average of 519 FTEs in 2016, decreasing due to the lower revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased 1.1% to $26.3 million in 2017 from $26.6 million in 2016, but increased as a percent of related segment revenues before reimbursements to 34.5% in 2017 from 27.0% in 2016. The increase in expenses as a percent of revenues before reimbursements was due to the reduction in both fixed and variable expenses being less than the reduction in revenues in 2017.

YEAR ENDED DECEMBER 31, 2016 COMPARED WITH YEAR ENDED DECEMBER 31, 2015

U.S. SERVICES SEGMENT

Operating Earnings

Operating earnings for our U.S. Services segment increased from $32.6 million in 2015 to $35.6 million in 2016, representing an operating margin of 15.4% in 2016 compared with 13.4% in 2015. Operating earnings improved 9.2% from 2015 to 2016 due to the impact of cost reduction initiatives in 2015.

Revenues before Reimbursements

U.S. Services revenues are primarily generated from the property and casualty insurance company markets in the U.S. U.S. Services revenues before reimbursements by major service line were as follows:

Year Ended December 31,	2016	2015	Variance
	(In thousands)
U.S. Claims Field Operations	$81,456	$85,451	(4.7)%
U.S. Technical Services	28,659	28,612	0.2%
U.S. Catastrophe Services	50,549	69,290	(27.0)%
Subtotal U.S. Claims Services	160,664	183,353	(12.4)%
U.S. Contractor Connection	70,720	59,323	19.2%
Total U.S. Services Revenues before Reimbursements	$231,384	$242,676	(4.7)%

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

Case Volume Analysis

U.S. Services unit volumes by underlying case category, as measured by cases received, for 2016 and 2015 were as follows:

Year Ended December 31,	2016	2015	Variance
U.S. Claims Field Operations	151,941	160,035	(5.1)%
U.S. Technical Services	9,532	7,705	23.7%
U.S. Catastrophe Services	21,737	20,543	5.8%
Subtotal U.S. Claims Services	183,210	188,283	(2.7)%
U.S. Contractor Connection	202,550	194,113	4.3%
Total U.S. Services Cases Received	385,760	382,396	0.9%

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Services segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. U.S. Services direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 59.0% for 2016 and 61.8% for 2015. The decrease was due to the impact of certain cost reduction initiatives in 2015 and improved staff utilization.

The dollar amount of these expenses decreased from $149.9 million in 2015 to $136.2 million in 2016. There was an average of 1,371 FTEs (including 359 catastrophe adjusters) in 2016 compared with an average of 1,491 FTEs (including 454 catastrophe adjusters) in 2015. The decrease in expenses and FTEs in 2016 was primarily due to cost reduction initiatives and a decline in compensation costs and personnel required to service the outsourcing project referred to above.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Services segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $60.2 million in 2015 to $59.6 million in 2016, although as a percent of segment revenues, increased from 24.8% in 2015 to 25.7% in 2016. The slight decrease in costs was primarily due to the impact of a reduction of office locations in the U.S. and related administrative cost reductions. The increase in expense as a percent of revenues was due to the reduction in variable expenses being less than the reduction in revenues in 2016.

INTERNATIONAL SEGMENT

Operating Earnings

International segment operating earnings increased to $43.2 million in 2016, an increase of 139.1% from 2015 operating earnings of $18.1 million. The operating margin increased from 3.6% in 2015 to 9.1% in 2016. The increase in operating earnings was the result of improvements in all of our major operating regions and the impact of cost reduction initiatives implemented in 2015.

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

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for year ended December 31, 2015
Year Ended December 31,	2016	2015	Variance	2016	Variance
U.K.	$171,869	$186,375	(7.8)%	$189,388	1.6%
Canada	104,261	103,618	0.6%	107,829	4.1%
Asia-Pacific	108,456	107,536	0.9%	112,050	4.2%
Europe and Rest of World	92,676	102,371	(9.5)%	97,361	(4.9)%
Total International Revenues before Reimbursements	$477,262	$499,900	(4.5)%	$506,628	1.3%

Revenues before reimbursements from our International segment totaled $477.3 million in 2016, compared to $499.9 million in 2015. Changes in foreign exchange rates decreased our International segment revenues by $29.4 million, or approximately 5.8%, for 2016 compared with 2015. Absent foreign exchange rate fluctuations, International segment revenues would have been $506.6 million in 2016. Overall case volumes in the International segment decreased 12.5% in 2016 compared with 2015. Changes in product mix and in the rates charged for those services accounted for a 13.8% revenue increase for 2016 compared with 2015, due primarily to a reduction in high-frequency, low-complexity motor cases discussed below.

The decrease in revenues in the U.K. for 2016 compared with 2015 was due to the change in foreign exchange rates. Absent foreign exchange rate fluctuations, U.K. revenues would have increased, primarily as a result of cases received from flooding in that country during the 2016 first quarter.

Revenues in Canada increased from 2015 due primarily to an increase from the Fort McMurray wildfires, partially offset by a decrease in high-frequency, low-complexity motor cases.

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

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International segment which are included in total Company revenues increased to $34.4 million in 2016 from $28.6 million in 2015. This increase was due to the increased use of third parties on higher value cases in Europe and Asia-Pacific and in Canada from the Fort McMurray wildfires.

Case Volume Analysis

International case volumes by region for 2016 and 2015 were as follows:

Year Ended December 31,	2016	2015	Variance
U.K.	133,252	129,252	3.1%
Canada	167,065	180,987	(7.7)%
Asia-Pacific	96,496	150,859	(36.0)%
Europe and Rest of World	285,293	318,054	(10.3)%
Total International Cases Received	682,106	779,152	(12.5)%

Overall case volumes were 12.5% lower in 2016 compared with 2015. The U.K. case volumes were higher due primarily to flooding-related cases received in the 2016 first quarter, partially offset by a reduction in high-frequency, low complexity cases. The decrease in Canada cases was due to a decline in high-frequency, low-complexity vehicle appraisal cases in 2016 which offset the increase in cases associated with the Fort McMurray wildfires. The decrease in Asia-Pacific cases was due to a decline in high-frequency, low-complexity motor cases in Singapore and China described above. The reduction in case volumes in Europe and Rest of World was primarily due to a reduction in high-frequency, low-complexity motor cases in Brazil described above, and a reduction of cases in Scandinavia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International segment revenues before reimbursements, decreased from 66.9% in 2015 to 63.7% in 2016. The U.S. dollar amount of these expenses also decreased in 2016 by $30.4 million. These decreases were due to the impact of cost reduction initiatives implemented in 2015 and improved staff utilization. There was an average of 4,236 International FTEs in this segment in 2016, a decrease from 4,645 FTEs in the 2015 period.

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

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of International segment revenues before reimbursements, from 29.5% in 2015 to 27.2% in 2016, and the U.S. dollar amount of these expenses also decreased by $17.4 million. The decrease in both amount and percentage is primarily due to cost reduction initiatives implemented in 2015.

BROADSPIRE SEGMENT

Operating Earnings

Broadspire recorded operating earnings of $30.0 million in 2016, or 9.9% of revenues before reimbursements, compared with operating earnings of $24.0 million in 2015, or 8.2% of revenues before reimbursements. Operating earnings improved from 2015 to 2016 due to higher revenues and improved control over operating expenses.

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

Overall, there was a 0.5% decrease in cases received in 2016 compared with 2015. This was primarily due to a decrease in Medical Management case referrals, which is reported in the Other category above, partially offset by increases in workers' compensation and casualty cases resulting from new clients.

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

Operating Earnings

Our Garden City Group segment reported 2016 operating earnings of $7.2 million, decreasing 41.3% from $12.3 million in 2015, with the related operating margin decreasing from 9.1% in 2015 to 7.3% in 2016. The change in the operating margin was primarily the result of changes in the mix of services provided and the winding down of a major gulf-related special project, partially offset by cost reduction initiatives implemented in 2016.

Revenues before Reimbursements

Garden City Group revenues are derived primarily from legal settlement administration services related to class action settlements, mass tort claims, and bankruptcies, primarily in the U.S. Garden City Group revenues are project-based and can fluctuate significantly due to the timing of projects awarded. Garden City Group revenues before reimbursements decreased 26.8% to $98.7 million in 2016, compared with $134.8 million in 2015. The decrease in Garden City Group revenues was due primarily to the reduction in activity from the special project discussed above.

At December 31, 2016, we had an estimated revenue backlog related to projects awarded totaling $81.0 million, the same as at December 31, 2015. Of the $81.0 million backlog at December 31, 2016, approximately $73.3 million is expected to be included in revenues within the next 12 months.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Garden City Group segment which are included in total Company revenues may vary materially from year to year depending on the amount and types of projects and were $21.3 million in 2016, decreasing from $30.1 million in 2015. This decrease was due to a lower volume of case administration work in 2016.

Transaction Volume

Garden City Group services are generally project-based and not denominated by individual claims. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group direct compensation expense, fringe benefits, and non-employee labor expenses, as a percent of segment revenues before reimbursements, decreased to 65.7% in 2016 compared with 69.0% in 2015. The decrease as a percent of revenues was due to improved employee utilization in 2016. The dollar amount of related expenses declined to $64.8 million in 2016 compared with $93.0 million in 2015. The decrease was primarily due to reduced activity associated with the reduction in revenues from the special project discussed above. There was an average of 519 FTEs in 2016, compared with an average of 709 FTEs in 2015, decreasing due to the decreased revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Garden City Group expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased 9.8% to $26.6 million in 2016 from $29.5 million in 2015, but increased as a percent of related segment revenues before reimbursements to 27.0% in 2016 from 21.9% in 2015. The dollar amount of these expenses decreased due to reduced activity associated with the reduction in revenues in 2016. The increase in expenses as a percent of revenues before reimbursements was due to the reduction in variable expenses being less than the reduction in revenues in 2016.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $15.0 million, $25.6 million, and $13.8 million for 2017, 2016, and 2015, respectively. Our effective tax rate for financial reporting purposes was 35.6%, 40.4%, and (43.5)% for 2017, 2016, and 2015, respectively. The Company's 2017 effective income tax rate was impacted by the Tax Cuts and Jobs Act in the U.S. and international restructuring activities. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible goodwill impairment charge, our inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, 2015 losses in certain operations, including losses due to restructuring and special charges, were in jurisdictions with lower tax rates or where the losses are unable to be benefited. Based on our 2018 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2018 to be in the 31% to 33% range before considering any discrete items and assuming no changes to U.S. tax law and policy.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $9.9 million, $9.9 million, and $9.0 million for 2017, 2016, and 2015, respectively. Corporate interest income was relatively consistent in each year, totaling $0.8 million, $0.7 million, and $0.6 million in 2017, 2016, and 2015, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Whether we can expect to see future reductions in interest expense compared with prior periods is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $1.7 million, $0.6 million and $0.4 million was recognized during 2017, 2016, and 2015, respectively. The increase in the 2017 period was due to a higher proportion of options having been granted in 2017 as a component of our Long Term Incentive Plans. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our 2016 Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $11.0 million, $9.6 million, and $9.7 million in 2017, 2016, and 2015, respectively. The increase in 2017 compared to 2016 was due to amortization of intangible assets acquired in the WeGoLook acquisition. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs and Credits

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs and credits represent costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs and credits were $15.6 million, $24.0 million, and $16.6 million in 2017, 2016, and 2015, respectively. The decrease in 2017 compared with 2016 was due to a decrease in U.S. defined benefit plan expense, self-insured expenses, and unallocated professional fees. These costs increased in 2016 compared with 2015 due primarily to an increase in U.S. defined benefit plan expense, unallocated professional fees, and incentive compensation, partially offset by a decrease in acquisition-related costs and self-insured expenses.

Goodwill Impairment Charges

The Company incurred a non-cash goodwill impairment charge of $19.6 million in the fourth quarter of 2017 related to its Garden City Group reporting unit. There were no goodwill impairment charges in 2016. We incurred non-cash goodwill impairment charges of $49.3 million in 2015. See the "Critical Accounting Policies" in Item 7 and Note 3, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges.

Restructuring and Special Charges

Total restructuring and special charges were $12.1 million for 2017, $9.5 million in 2016, and $34.4 million in 2015. See Note 16, "Restructuring and Special Charges" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the restructuring and special charges.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

On October 11, 2017, the Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers, the "Borrowers", Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), Bank of America, N.A., as syndication agent and a lender, Citizens Bank, N.A., as documentation agent and a lender, and the other lenders party thereto, entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated that certain Credit Agreement, dated as of December 8, 2011, by and among, inter alia, the Borrowers, Wells Fargo and the other lenders from time to time party thereto (as previously amended, the "Original Credit Agreement"). In connection with the Amended and Restated Credit Agreement, the Company, the Company’s guarantor subsidiaries party thereto and Wells Fargo entered into an Amended and Restated Pledge and Security Agreement (the "Amended and Restated Pledge and Security Agreement") and an Amended and Restated Guaranty Agreement ( the "Amended and Restated Guaranty Agreement"), each dated as of the date of the Amended and Restated Credit Agreement.

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

The credit facility under the Amended and Restated Credit Agreement (as amended, the "Credit Facility") consists of a $450.0 million revolving credit facility, with a letter of credit subfacility of $200.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $75.0 million for borrowings by the Canadian Borrower, and $32.5 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2017 and 2016, a total of $224.3 million and $186.2 million, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $14.5 million and $14.8 million were outstanding at December 31, 2017 and 2016, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $241.3 million and $198.5 million at December 31, 2017 and 2016.

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

Under the Credit Facility the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

The leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.25 to 1.00 at the end of each fiscal quarter.

At December 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our International segment expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tarriffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2017, 2016, and 2015. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings in our International segment.

At December 31, 2017, our working capital balance (current assets less current liabilities) was approximately $113.8 million, compared with $134.4 million at December 31, 2016. The decrease in working capital was due to an increase in short-term borrowings largely to fund the WeGoLook acquisition. Cash and cash equivalents at the end of 2017 totaled $54.0 million, compared with $81.6 million at the end of 2016. The decrease in cash was primarily related to certain international cash balances being utilized to reduce foreign borrowings under our Credit Facility.

Cash and cash equivalents as of December 31, 2017 consisted of $17.8 million held in the U.S. and $36.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company, such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze the potential tax impact or our anticipated investment needs in that region and provide for taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time. The ultimate tax impact related to the Tax Act may differ, possibly materially, due to further refinement of our calculations, changes in interpretation and assumptions, or issuance of additional guidance issued by the relevant tax authorities and we will continue to refine these estimates and our indefinite reinvestment assertion in accordance with SAB 118.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $58.1 million in 2017, from $98.9 million in 2016 to $40.8 million in 2017. This decrease was primarily due to a decrease in accrued incentive compensation, accounts payable, and pension liabilities, and an increase in receivables and prepaid expenses. Interest payments on our debt were $8.4 million in 2017, and tax payments, net of refunds, were $15.6 million in 2017. During the 2016 period the Company settled a cross currency swap for $4.1 million increasing cash from operations for the prior year period.

Cash provided by operating activities increased by $37.2 million in 2016, from $61.7 million in 2015 to $98.9 million in 2016. This increase was largely due to higher net income and a decrease in working capital requirements in 2016 compared to 2015. Interest payments on our debt were $8.5 million in 2016, and tax payments, net of refunds, were $16.2 million in 2016.

Cash Used in Investing Activities

Cash used in investing activities increased by $48.9 million in 2017, from $33.0 million in 2016 to $81.9 million in 2017. This increase was primarily due to $36.0 million for the acquisition of WeGoLook and certain non-compete agreements as discussed in Note 2, "Acquisitions and Dispositions of Businesses." Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $44.9 million in 2017 compared with $29.2 million in 2016. This increase also includes costs incurred for the consolidation and relocation of our Atlanta Support Center as discussed in Note 6, "Commitments Under Operating Leases." We forecast that our property and equipment additions in 2018, including capitalized software, will approximate $45 million due to investments required to fund initiatives in our three-year strategic plan.

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

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $10.3 million in 2017. In 2017, we borrowed $94.4 million in short-term borrowings for working capital needs and we repaid a total of $58.5 million in short-term borrowings and $1.2 million in debt and capital lease obligations. The increase in borrowings in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition and increased working capital requirements. We used cash to pay cash dividends totaling $13.7 million. Also in 2017, we repurchased shares of CRD-A and CRD-B stock totaling $7.4 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.9 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used by financing activities was $55.2 million in 2016. We borrowed $80.2 million in short-term borrowings for working capital needs and we repaid a total of $118.0 million in short-term borrowings and $1.5 million in debt and capital lease obligations. We used cash to pay cash dividends totaling $13.6 million. Also in 2016, we received shares of CRD-A stock that were surrendered by employees to settle $1.3 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $32.0 million and $23.3 million in 2017 and 2016, respectively. Our average month-end short-term debt obligations were $8.3 million and $13.3 million in 2017 and 2016, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $24.6 million and $30 thousand at December 31, 2017 and 2016, respectively. The balance in short-term borrowings at December 31, 2017 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As described above, we have two principal financial covenants in our Credit Facility. The leverage ratio covenant requires us to comply with a maximum leverage ratio, defined in our Credit Facility as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA"). This ratio must not exceed 3.25 to 1.00 as of the last day of each fiscal quarter. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter. At December 31, 2017, we were in compliance with all required ratios under our Credit Facility. Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2018. Our compliance with the leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2018 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Our compliance with the fixed charge coverage ratio covenant, which measures our ability to pay certain recurring expenses such as interest and lease payments, is also sensitive to the level of capital expenditures and restricted payments, as defined in our Credit Facility. A decrease in EBITDA could negatively impact our fixed charge coverage ratio, as could increases in our capital expenditures, interest expense, tax expense or restricted payments. If we do not manage those items carefully, we could be in default under the Credit Agreement, which would negatively impact our ability to fund our current operations or make needed capital investments.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Contractual Obligations

As of December 31, 2017, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$39,321	$61,101	$30,721	$28,010	$159,153
Long-term debt, including current portions (Note 4) (1)	24,641	—	199,642	—	224,283
Capital lease obligations (Note 4) (1)	571	540	278	—	1,389
Total, before interest payments	64,533	61,641	230,641	28,010	384,825
Estimated interest payments under Credit Facility	10,820	22,421	21,199	—	54,440
Total contractual obligations	$75,353	$84,062	$251,840	$28,010	$439,265
(1) Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $17.2 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Commitments Under Operating Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2017, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2017, we had approximately $11.3 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $6.2 million in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2017 were approximately $51.1 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $87.0 million and $105.2 million at the end of 2017 and 2016, respectively. The 2017 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from the return on plan assets, contributions and adoption of updated mortality tables used to determine U.S. Qualified Plan liabilities. During 2017, we made contributions of $9.0 million and $5.6 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2016, we made contributions of $9.0 million and $5.1 million to our U.S. Qualified Plan and U.K. Plans, respectively. The U.K. Plans were in a funded status totaling $34.7 million and $21.6 million at the end of 2017 and 2016, respectively with the fair value of plan assets exceeding the projected benefit obligation. There was a $13.1 million increase during 2017 in the net prepaid pension balances of the U.K. defined benefit plan that is in an overfunded position.

Our frozen U.S. Qualified Plan was underfunded by $85.8 million at December 31, 2017 based on an accumulated benefit obligation of $474.6 million. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five fiscal years to improve the funded status of the plan and minimize future required contributions. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan and the U.K. Plans:

Year Ending December 31,	Estimated U.S. Pension Funding	Estimated U.K. Pension Funding
	(In thousands)
2018	$9,000	$5,600
2019	9,000	5,200
2020	9,000	5,200
2021	9,000	5,200
2022	9,000	5,200

Funding requirements are no longer as sensitive to changes in the expected rate of return on plan assets and the discount rate used to determine the present value of projected benefits payable under the U.S. Qualified plan. The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. In addition to BBA2015 legislation, pension funding has been governed by rules under the Pension Protection Act of 2006, as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act, and the Highway Transportation Funding Act of 2014. Volatility in the capital markets and future legislation may have a negative impact on our U.S., U.K. and other international pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2017, the issued, but undrawn, letters of credit totaled approximately $14.5 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$14,500	$—	$—	$—	$14,500

Off-Balance Sheet Arrangements

At December 31, 2017, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheets.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2017.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our consolidated balance sheet as of December 31, 2017, compared with our consolidated balance sheet as of December 31, 2016, were as follows:

•
Accounts receivable increased by $20.6 million, or $14.8 million excluding the effect of foreign currency exchange impacts and other adjustments, in 2017 compared with 2016. The increase was primarily due to increased receivables in U.S. Services related to the hurricane activity and International operations.

•
Prepaid expenses and other current assets and other noncurrent assets increased by $17.6 million in 2017 compared with 2016 primarily due to an increase of $13.1 million in the net prepaid pension balances of the U.K. defined benefit plan that is in a overfunded position.

•
Noncurrent deferred income tax assets decreased by $5.0 million primarily due to the tax impact of the Tax Cuts and Jobs Act in the U.S., the adjustments to retirement liabilities recorded in accumulated other comprehensive loss, and the utilization of foreign tax credits and net operating losses.

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

Revenue Recognition

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized as unbilled revenues at estimated collectible amounts at the time such services are rendered. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs incurred in administering a claim are typically passed on to our clients and included in our revenues under GAAP. Deferred revenues represent the estimated unearned portion of fees related to future services to be performed under certain fixed-fee service arrangements. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major claim type. Additionally, recent claim closing rates are evaluated to ensure that current claim closing history does not indicate a significant deterioration or improvement in the longer-term historical closing rates used.

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

As of December 31, 2017, deferred revenues related to lifetime claim handling arrangements approximated $41.8 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.6% to an increase of 4.8%, and has averaged an increase of 0.2%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.4 million for the year ended December 31, 2017, $1.5 million for the year ended December 31, 2016, and $1.4 million for the year ended December 31, 2015. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.3 million for the year ended December 31, 2017, $1.1 million for the year ended December 31, 2016, and $1.3 million for the year ended December 31, 2015.

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

As of December 31, 2017 and 2016, our allowance for doubtful accounts totaled $12.6 million and $14.5 million, or approximately 6.7% and 8.6% of gross billed receivables at December 31, 2017 and 2016, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.9 million, $1.7 million, and $1.8 million in 2017, 2016, and 2015, respectively.

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

We currently have five reporting units for goodwill impairment purposes. These reporting units are our U.S. Services segment excluding U.S. Contractor Connection operations, our U.S. Contractor Connection operations on a stand-alone basis, and our other operating segments - International, Broadspire, and Garden City Group.

In the annual impairment analysis of goodwill, we compare the carrying value of our reporting units, including goodwill, to the estimated fair values of those reporting units as determined by a combination of the income approach, specifically discounting future projected cash flows, and the market approach, specifically the Guideline Public Company Method, as described in more detail in Note 1, "Significant Accounting and Reporting Policies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We perform an interim impairment analysis of goodwill when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated fair values of our reporting units are based upon certain assumptions made by us. The estimated fair values of our reporting units are reconciled to the Company's total market value as determined by its stock price in order to assist in evaluating the reasonableness of the estimated fair values of each of the reporting units.

Goodwill impairment testing is performed on a reporting unit basis. If the fair value of the reporting unit exceeds its carrying value, including goodwill, goodwill is considered not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The loss recognized cannot subsequently be reversed.

We have the option to perform a qualitative assessment of goodwill prior to completing the quantitative analysis described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If we conclude that this is the case, we perform the quantitative analysis discussed above.

The estimated fair value of our U.S. Contractor Connection operations, International, and Broadspire reporting units exceed their carrying value by a significant margin. The estimated fair value of our U.S. Services segment excluding U.S. Contractor Connection operations reporting unit exceeds its carrying value but not by as much of a margin. The U.S. Services segment excluding U.S. Contractor Connection operations reporting unit has $19.4 million of goodwill at risk of potential future impairment. An increase in the discount rate of 125 basis points could potentially trigger an impairment of our U.S. Services segment excluding U.S. Contractor Connection operations reporting unit goodwill, assuming no change in the other key inputs. The Company recognized goodwill impairment charges for the entire goodwill allocated to its Garden City Group reporting unit of $19.6 million in the fourth quarter 2017 due to the reporting unit achieving less than forecasted revenue and operating earnings and based on future expected operating results. We intend to continue to monitor the performance of our reporting units for potential indicators of impairment. If impairment indicators exist, we will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2017 range between 10.0% and 13.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets consisting of the Broadspire, SLS and WeGoLook trade names, with carrying values of $29.1 million, $1.7 million and $1.0 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. Based on our 2017 analysis, we do not believe these trade names are impaired. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the Broadspire, SLS and WeGoLook trade names are each sensitive to changes in the assumptions used above. The estimated fair value of our Broadspire and SLS trade names exceed their carrying value by a significant margin. An increase in the discount rate by 2.5% could potentially trigger an impairment of the WeGoLook trade name, assuming no changes in the other key inputs. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. Certain other employees located in the Netherlands, Germany, and the Philippines have retirement benefits that are accounted for as defined benefit pension plans under GAAP. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, "Retirement Plans," of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The rules for pension accounting are complex and the assumptions used can produce volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liability at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which are subject to volatility.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2017, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 3.63% and 2.61%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2018 net periodic pension cost were estimated to be 6.20% and 3.85% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2017, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $3.2 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2017, we recorded an increase to equity through other comprehensive income ("OCI") of $0.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2017. At December 31, 2016, we recorded an increase to equity through OCI of $11.3 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2016. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $268.5 million through December 31, 2017, compared with $280.0 million through December 31, 2016. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2018 includes $10.3 million of amortization of these actuarial losses versus $11.2 million in 2017, $12.8 million in 2016 and $13.4 million in 2015.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2017 consolidated pretax income would have been approximately $3.3 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2017 consolidated pretax income would have been approximately $0.8 million.

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

We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. While the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates reduced the service and interest cost for the pension plans for fiscal 2017 by $3.2 million. We do not expect this change will have a material effect in periods beyond 2017. For the pension plans, the weighted average spot rates used to determine service and interest costs were 3.23% for the Company’s U.S. plans and 2.66% for the U.K. plans.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2017, 2016, and 2015 was 35.6%, 40.4%, and (43.5)%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $421,000, $635,000, and $316,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Our effective tax rate for financial reporting purposes is expected to range between 31% and 33% in 2018 before considering any discrete items and assuming no changes in tax law or policy.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have an $18.8 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards for which we have not recorded a valuation allowance primarily consist of $22.0 million of foreign tax credit ("FTC") carryforwards, which materially expire in 2020. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2020, including the estimated impact of the Tax Cuts and Jobs Act in the U.S., we expect to fully utilize the FTC carryforwards before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the FTC carryforwards will be utilized.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $11.4 million of U.K. NOL carryforwards and $8.0 million of state NOL carryforwards generated by our domestic companies.

In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. Based on our projections of income, the Company expects to fully utilize its state NOL carryforwards in the majority of jurisdictions before expiration without implementing available tax planning strategies. Accordingly, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards for these jurisdictions. There are certain states with unique rules that result in the Company not expecting to utilize the state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded.  The valuation allowance against state NOL carryforwards was $0.8 million as of December 31, 2017.

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

As of December 31, 2017 and 2016, our estimated liabilities for self-insured risks totaled $22.9 million and $26.3 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred, net of insurance recoveries. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 2.05% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2017. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2017 would have been impacted by approximately $529,000, resulting in an increase or decrease to 2017 consolidated net income of approximately $329,000.

New Accounting Standards

See Note 1, "Significant Accounting and Reporting Policies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, financial condition and cash flows.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in the International segment were 40.7%, 43.0%, and 42.7% of consolidated revenues before reimbursements for 2017, 2016, and 2015, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

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

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2017 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2017 by approximately $1.5 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2017 and December 31, 2016, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $2.3 million and $1.8 million in 2017 and 2016, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $22.0 million at December 31, 2017. The impact of this change to 2017 consolidated pretax income would have been approximately $0.8 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2017	2016	2015

Revenues from Services:
Revenues before reimbursements	$1,105,832	$1,109,286	$1,170,385
Reimbursements	57,877	68,302	71,135
Total Revenues	1,163,709	1,177,588	1,241,520
Costs and Expenses:
Costs of services provided, before reimbursements	784,111	788,373	869,217
Reimbursements	57,877	68,302	71,135
Total costs of services	841,988	856,675	940,352
Selling, general, and administrative expenses	239,840	239,852	241,602
Corporate interest expense, net of interest income of $847, $749, and $600, respectively	9,062	9,185	8,383
Goodwill impairment charges	19,598	—	49,314
Restructuring and special charges	12,084	9,490	34,395
Total Costs and Expenses	1,122,572	1,115,202	1,274,046
Other Income	1,125	855	753
Income (Loss) Before Income Taxes	42,262	63,241	(31,773)
Provision for Income Taxes	15,039	25,565	13,832
Net Income (Loss)	27,223	37,676	(45,605)
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	442	(1,710)	117
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$27,665	$35,966	$(45,488)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.53	$0.68	$(0.79)
Class B Common Stock	$0.45	$0.60	$(0.87)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.52	$0.67	$(0.79)
Class B Common Stock	$0.45	$0.60	$(0.87)

Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	31,322	30,793	30,596
Class B Common Stock	24,606	24,690	24,690

Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	32,158	31,530	30,596
Class B Common Stock	24,606	24,690	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.28	$0.28
Class B Common Stock	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

Year Ended December 31,	2017	2016	2015

Net Income (Loss)	$27,223	$37,676	$(45,605)

Other Comprehensive Income (Loss):
Net foreign currency translation income (loss), net of tax benefit of $0, $0 and $0, respectively	6,323	(10,620)	(20,426)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $3,432, $4,563 and $3,265, respectively	7,501	8,623	10,806
Net unrealized gain on defined benefit plans arising during the year, net of tax benefit (provision) of $236, $(5,175), and $(2,349), respectively	666	11,337	8,209

Other Comprehensive Income (Loss)	14,490	9,340	(1,411)

Comprehensive Income (Loss)	41,713	47,016	(47,016)

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	1,248	(192)	855

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$42,961	$46,824	$(46,161)

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$54,011	$81,569
Accounts receivable, less allowance for doubtful accounts of $12,588 and $14,499, respectively	174,172	153,566
Unbilled revenues, at estimated billable amounts	108,745	101,809
Income taxes receivable	7,987	3,781
Prepaid expenses and other current assets	25,452	24,006
Total Current Assets	370,367	364,731
Net Property and Equipment	41,664	29,605
Other Assets:
Goodwill	96,916	91,750
Intangible assets arising from business acquisitions, net	97,147	86,931
Capitalized software costs, net	89,824	80,960
Deferred income tax assets	24,359	30,379
Other noncurrent assets	67,659	51,503
Total Other Assets	375,905	341,523
TOTAL ASSETS	$787,936	$735,859

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2017	2016

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$24,641	$30
Accounts payable	49,303	51,991
Accrued compensation and related costs	75,892	74,466
Self-insured risks	13,407	14,771
Income taxes payable	2,703	3,527
Deferred rent	15,717	12,142
Other accrued liabilities	36,563	34,922
Deferred revenues	37,794	37,456
Current installments of capital leases	571	982
Total Current Liabilities	256,591	230,287
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	200,460	187,002
Deferred revenues	22,515	25,884
Accrued pension liabilities	87,035	105,175
Other noncurrent liabilities	27,596	28,247
Total Noncurrent Liabilities	337,606	346,308
Redeemable Noncontrolling Interests	6,775	—
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 31,439 and 31,296 shares issued and outstanding, respectively	31,439	31,296
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,502 and 24,690 shares issued and outstanding, respectively	24,502	24,690
Additional paid-in capital	53,170	48,108
Retained earnings	269,686	261,562
Accumulated other comprehensive loss	(196,477)	(211,773)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	182,320	153,883
Noncontrolling interests	4,644	5,381
Total Shareholders' Investment	186,964	159,264
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$787,936	$735,859

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2017	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$27,223	$37,676	$(45,605)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,658	40,743	43,498
Impairment of goodwill	19,598	—	49,314
Deferred income taxes	(2,358)	10,531	4,120
Stock-based compensation costs	6,661	5,252	3,229
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(14,844)	2,781	26,526
Unbilled revenues, net	(2,644)	(7,782)	3,053
Accrued or prepaid income taxes	(508)	1,755	5,948
Accounts payable and accrued liabilities	(14,678)	17,120	(21,151)
Deferred revenues	(3,482)	(8,846)	363
Accrued retirement costs	(15,364)	(9,046)	(16,402)
Prepaid expenses and other operating activities	(505)	8,680	8,762
Net cash provided by operating activities	40,757	98,864	61,655
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(19,044)	(10,354)	(12,144)
Capitalization of computer software costs	(25,867)	(18,845)	(20,775)
Payments for business acquisitions, net of cash acquired	(36,029)	(3,672)	(68,259)
Other investing activities	(926)	(95)	—
Net cash used in investing activities	(81,866)	(32,966)	(101,178)
Cash Flows from Financing Activities:
Cash dividends paid	(13,700)	(13,565)	(13,511)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,933)	(1,342)	(479)
Proceeds from shares purchased under employee stock-based compensation plans	1,154	1,743	1,320
Decrease in note payable for share repurchase	—	(2,206)	—
Repurchases of common stock	(7,422)	—	(1,240)
Increases in short-term and revolving credit facility borrowings	94,407	80,164	147,509
Payments on short-term and revolving credit facility borrowings	(58,490)	(118,044)	(62,017)
Payments on capital lease obligations	(1,233)	(1,508)	(1,993)
Capitalized loan costs	(1,926)	(12)	(1,299)
Dividends paid to noncontrolling interests	(514)	(381)	(401)
Net cash provided by (used in) financing activities	10,343	(55,151)	67,889
Effects of exchange rate changes on cash and cash equivalents	3,208	(5,244)	(4,756)
(Decrease) Increase in Cash and Cash Equivalents	(27,558)	5,503	23,610
Cash and Cash Equivalents at Beginning of Year	81,569	76,066	52,456
Cash and Cash Equivalents at End of Year	$54,011	$81,569	$76,066
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders' Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2014	$30,497	$24,690	$38,617	$301,091	$(221,958)	$172,937	$6,416	$179,353
Net (loss)	—	—	—	(45,488)	—	(45,488)	(117)	(45,605)
Other comprehensive loss	—	—	—	—	(673)	(673)	(738)	(1,411)
Cash dividends paid	—	—	—	(13,511)	—	(13,511)	—	(13,511)
Stock-based compensation	—	—	3,198	—	—	3,198	—	3,198
Repurchases of common stock	(517)	—	—	(2,931)	—	(3,448)	—	(3,448)
Shares issued in connection with stock-based compensation plans, net	557	—	121	—	—	678	—	678
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	—	—	—	—	5,498	5,498
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2015	30,537	24,690	41,936	239,161	(222,631)	113,693	10,658	124,351
Net income	—	—	—	35,966	—	35,966	1,710	37,676
Other comprehensive income (loss)	—	—	—	—	10,858	10,858	(1,518)	9,340
Cash dividends paid	—	—	—	(13,565)	—	(13,565)	—	(13,565)
Stock-based compensation	—	—	5,252	—	—	5,252	—	5,252
Shares issued in connection with stock-based compensation plans, net	759	—	(368)	—	—	391	—	391
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	1,288	—	—	1,288	(5,088)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Balance at December 31, 2016	31,296	24,690	48,108	261,562	(211,773)	153,883	5,381	159,264
Net income (loss) (1)	—	—	—	27,665	—	27,665	526	28,191
Other comprehensive income (loss)	—	—	—	—	15,296	15,296	(806)	14,490
Cash dividends paid	—	—	—	(13,700)	—	(13,700)	—	(13,700)
Stock-based compensation	—	—	6,661	—	—	6,661	—	6,661
Repurchases of common stock	(701)	(188)	—	(6,533)	—	(7,422)	—	(7,422)
Shares issued in connection with stock-based compensation plans, net	844	—	(1,623)	692	—	(87)	—	(87)
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	24	—	—	24	57	81
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(514)	(514)
Balance at December 31, 2017	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964

The accompanying notes are an integral part of these consolidated financial statements.

(1) The total net income presented in the consolidated statement of shareholders' investment for the year ended December 31, 2017 excludes $968 in net loss attributable to the redeemable noncontrolling interests.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or the "Company") is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. The Crawford Solution® offers comprehensive, integrated claims services, business process outsourcing and consulting services for major product lines including property and casualty claims management, workers' compensation claims and medical management, and legal settlement administration.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2017, 2016, and 2015 consolidated financial statements include the financial position of such operations as of October 31, 2017 and 2016, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2017, 2016, and 2015, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company's consolidated financial statements, including the controlling interests, noncontrolling interests, and redeemable noncontrolling interests. The noncontrolling interests and redeemable noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. On the Company's Consolidated Statements of Operations, net income or loss is attributed to the controlling interests, noncontrolling interests and redeemable noncontrolling interests separately.

Noncontrolling interests represent the minority shareholders' share of the net income or loss and shareholders' investment in consolidated subsidiaries. Noncontrolling interests are presented as a component of shareholders' investment in the Consolidated Balance Sheets and reflect the initial fair value of these investments by noncontrolling shareholders, along with their proportionate share of the income or loss of the subsidiaries, less any dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' investment as "Redeemable Noncontrolling Interests" and are carried at either their initial fair value plus any profits or losses or estimated redemption value if an adjustment is required.

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

The Company consolidates the results of Lloyd Warwick International Limited ("LWI"), of which it owns 51% of the capital stock. LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is considered to be the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford may be obligated to provide. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2017 were $10,083,000 and $10,685,000, respectively. Total assets and liabilities of LWI as of December 31, 2016 were $9,300,000 and $10,554,000, respectively. Included in LWI's total liabilities at December 31, 2017 and 2016 were loans from Crawford of $8,580,000 and $8,704,000, respectively.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2017 and 2016, the liabilities of this deferred compensation plan were $9,337,000 and $9,385,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,538,000 and $16,227,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates book value due to their short-term nature. At December 31, 2017, cash and cash equivalents included time deposits of approximately $1,181,000 that were in financial institutions outside the U.S.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments and for adjustments to invoiced amounts. Such losses are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Allowance for doubtful accounts, January 1	$14,499	$13,133	$10,960
Add/ (Deduct):
Provision for bad debt expense	1,554	2,654	1,432
Write-offs, net of recoveries	(4,045)	50	(684)
Currency translation and other changes	580	(937)	(868)
Adjustments for business acquisitions and dispositions	—	(401)	2,293
Allowance for doubtful accounts, December 31	$12,588	$14,499	$13,133

For the years ended December 31, 2017, 2016, and 2015, the Company's adjustments to revenues associated with client invoice adjustments totaled $1,567,000, $2,704,000, and $2,704,000, respectively.

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

Goodwill impairment testing is performed on a reporting unit basis. If the fair value of the reporting unit exceeds its carrying value, including goodwill, goodwill is considered not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The loss recognized cannot subsequently be reversed.

The Company currently has five reporting units for goodwill impairment purposes. These reporting units are the Company's U.S. Services segment excluding U.S. Contractor Connection operations, U.S. Contractor Connection operations on a stand-alone basis, and the Company's other operating segments - International, Broadspire, and Garden City Group.

The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approaches. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The market approach is based on the Guideline Public Company Method, which uses market pricing metrics to select multiples to value the Company's reporting units. The resulting estimated fair values of the combined reporting units are reconciled to the Company's market capitalization including an estimated implied control premium. The Company believes that the combination of these approaches is appropriate because it provides a fair value estimate based upon the combination of the reporting unit's expected long-term operating cash flow performance and multiples with which similar publicly traded companies are valued. The Company weights the income and market approaches equally.

During 2017, the Company performed the goodwill impairment testing on all reporting units. The estimated fair value of the Company's U.S. Contractor Connection operations, International, and Broadspire reporting units exceed their carrying value by a significant margin. The estimated fair value of its U.S. Services segment excluding U.S. Contractor Connection operations reporting unit exceeds its carrying value but not by as much of a margin. The U.S. Services segment excluding U.S. Contractor Connection operations has $19.4 million of goodwill at risk of potential future impairment. An increase in the discount rate of 125 basis points could potentially trigger an impairment in our U.S. Services segment excluding U.S. Contractor Connection operations reporting unit goodwill, assuming no change in the other key inputs. The Company recognized goodwill impairment of the entire goodwill allocated to its Garden City Group reporting unit of $19.6 million in the 2017 fourth quarter due to the reporting unit achieving less than forecasted revenue and operating earnings and based on future operating results. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2017 range between 10.0% and 13.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

If changes to the Company's reporting structure impact the composition of its reporting units, existing goodwill is reallocated to the revised reporting units based on their relative estimated fair values as determined by a combination of the income and market approaches. If all of the assets and liabilities of an acquired business are assigned to a specific reporting unit, the goodwill associated with that acquisition is assigned to that reporting unit at acquisition unless another reporting unit is also expected to benefit from the acquisition.

For impairment testing of indefinite-lived intangible assets, the book value is compared with the estimated fair value, which is estimated based on the present value of the after-tax cash flows attributable solely to the asset. If book value exceeds the estimated fair value, an impairment is recognized based on the excess. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. The Company determined the discount rate based on its performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2017 and 2016:

December 31,	2017	2016
	(In thousands)
Land	$343	$321
Buildings and improvements	32,802	26,612
Furniture and fixtures	38,016	36,726
Data processing equipment	67,748	60,381
Automobiles	594	1,453
Total property and equipment	139,503	125,493
Less accumulated depreciation	(97,839)	(95,888)
Net property and equipment	$41,664	$29,605

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $760,000, $242,000, and $1,283,000 for 2017, 2016, and 2015, respectively.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $12,557,000, $14,729,000, and $17,715,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Capitalized Software

Capitalized software costs reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $18,118,000, $16,045,000, and $15,372,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2017 and 2016, accrued liabilities for self-insured risks totaled $22,854,000 and $26,311,000, respectively, including current liabilities of $13,407,000 and $14,771,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

The Company has estimated the impact of the Tax Cuts and Jobs Act (the "Tax Act") incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. The Company expects the accounting to be completed within the one year measurement period, as allowed under SAB 118.

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. See Note 7, "Income Taxes" for further discussion.

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2017, 2016, and 2015 resulted in net losses of $685,000, $339,000, and $684,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive Income (Loss)" in the Company's Consolidated Statements of Comprehensive Income (Loss), and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $7,091,000, $3,382,000, and $3,803,000, respectively, for the years ended December 31, 2017, 2016, and 2015. The increase in 2017 was due to costs associated with a branding campaign for the Contractor Connection service line within the Company's U.S. Services segment.

Adoption of New Accounting Standards

Clarifying the Definition of a Business

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-1, "Clarifying the Definition of a Business." The ASU was issued to clarify the definition of a business for purposes of acquisitions and dispositions. The amendments in this update provide a more robust framework than prior guidance to use in determining when a set of assets and activities constitutes a business. The Company elected to early adopt this ASU effective January 1, 2017, with no effect on its results of operations, financial condition or cash flows.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-4, "Simplifying the Test for Goodwill Impairment." The ASU was issued to simplify subsequent measurement of goodwill. The update eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company elected to early adopt this ASU effective January1, 2017, with no effect on its results of operations, financial condition or cash flows.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." The ASU was issued to address diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company elected to early adopt this ASU effective January1, 2017, with no effect on its statement of cash flows.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, change in forfeiture accounting, and classification on the statement of cash flows. The Company adopted this standard prospectively effective January 1, 2017. Prior periods have not been adjusted. As a result of adoption, the Company recorded an entry to increase deferred tax assets and increased retained earnings in the amount of $692,000 for tax benefits not previously recorded related to stock compensation. The Company will record all excess tax benefits and tax deficiencies on share-based payment awards as a discrete item in the income statement as these awards vest or are exercised. Forfeitures will be recognized as they occur. The Company reflects all payments made to taxing authorities on behalf of employees by withholding shares as a financing activity in the statement of cash flows. During the year ended December 31, 2017, the Company recorded tax benefits of $111,000 as a result of adoption of this standard.

Pending Adoption of Recently Issued Accounting Standards

Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update simplify the application of the hedge accounting guidance. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted, with the effect of adoption reflected as of the beginning of the fiscal year of adoption. The Company does not expect this ASU will impact its results of operations, financial condition and cash flows.

Earning Per Share-Distinguishing Liabilities from Equity-Derivatives and Hedging

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." The ASU Part I changes the classification analysis of certain equity-linked financial instruments with down round features and the related disclosures. Part II of the amendments recharacterizes the indefinite deferral of certain provisions of Topic 480 and do not have an accounting effect. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect this ASU will have on its results of operations, financial condition and cash flows however does not expect any impact.

Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting

In May 2017, the FASB issued ASU 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU will have on its results of operations, financial condition and cash flows however does not expect any impact.

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect this ASU may have on its results of operations, financial condition and cash flows however the Company anticipates that the service cost component of net periodic pension cost and net periodic postretirement benefit cost will be reflected within the Cost of services provided, before reimbursements and Selling, general, and administrative expenses line items of the Consolidated Statements of Operations based on where the compensation costs of the pertinent employees are presented and the other components within Other Income.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The update was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The initiative is designed to reduce the complexity in accounting standards. Under the amendment an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its results of operations, financial condition and cash flows however does not expect any impact.

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." The update addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its statement of cash flows however the only impact the Company expects is the presentation of contingent consideration payments made after a business combination.

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

Financial Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company anticipates the impact of adopting this standard will result in an increase in operating lease liabilities and right to use assets on its balance sheet. The Company is updating its inventory of real estate, equipment, and automobile leases for attributes required by this ASU.

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

The Company has reviewed a sample of contracts with its customers that the Company believes is representative of its significant revenue streams identified to date, and is performing procedures to confirm the initial assessment as applied to all revenue streams. While the assessment of the impact on revenue and expenses and the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing, the Company expects that revenue for its primary revenue streams will be recognized over time which is similar to how revenue is recognized for these services today.

As the Company completes its overall assessment, it is also identifying and preparing to implement changes to its accounting policies and disclosure requirements. For example, the ASU requires increased disclosure, which in turn is expected to require certain new processes and system changes. The Company's evaluation indicated that process and system changes were required to capture the amounts and expected timing of revenues to be recognized from the remaining performance obligations during and as of each reporting period and the Company has completed a majority of these process and system changes at this time.

The Company will adopt this new standard as of January 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption. As a result of the deferred revenue in its Broadspire segment, the Company anticipates it will record a transition adjustment related to a significant financing component of certain Broadspire revenue contracts that is not currently recognized. Other transition adjustments may be identified as the Company completes its assessment.

2.	Acquisitions and Dispositions of Businesses

On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC and certain non-compete agreements for cash consideration of $36,125,000. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

Net tangible assets acquired totaled $1,040,000, including $96,000 of cash. The difference between the purchase price and the net tangible assets acquired represents indefinite and definite-lived intangible assets, goodwill and redeemable non-controlling interests. The acquisition was funded primarily through additional borrowings under the Credit Facility.

The purchase agreement also provides that: (a) $250,000 of the purchase price will be held in escrow to secure the net working capital post-closing adjustment; and (b) $800,000 of the purchase price will be held in escrow for a period of 15 months, and $1,000,000 of the purchase price will be held in escrow for a period of 24 months, after the closing date in each case, to secure any valid indemnification claims that the Company may assert for specified breaches of representations, warranties or covenants under the purchase agreement. As of December 31, 2017, the $250,000 net working capital post-closing adjustment escrow has been released.

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

The acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. The assets acquired, and liabilities and redeemable noncontrolling interests assumed, as well as the results of operations of WeGoLook including income or loss attributable to redeemable noncontrolling interests, are reported within the Company's U.S. Services operating segment.

As a result of the acquisition of WeGoLook and certain non-compete agreements, the Company recognized definite-lived intangible assets of $17,794,000 consisting of developed technology, customer relationships, non-compete agreements and established relationships with independent contractors. The estimated useful lives of these definite-lived intangible assets range from three to ten years. The Company recognized related amortization expense of $2,574,000 in its audited Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2017. The Company recognized goodwill of $23,977,000 related to the acquisition. The goodwill attributable to the acquisition will be deductible for tax purposes. The Company recognized noncontrolling interests of $7,743,000 which were measured at fair value at the acquisition date. The noncontrolling interests have been recorded as "Redeemable Noncontrolling Interests" in the Company's audited Consolidated Balance Sheets. During the twelve months ended December 31, 2017, no changes were made to the redemption value of the redeemable noncontrolling interests; the change in value was due to the operating loss for the period. See Note 1, “Significant Accounting and Reporting Policies” for a discussion of noncontrolling interests and redeemable noncontrolling interests.

The measurement period has ended and the acquisition accounting has been finalized during the period ended December 31, 2017. The WeGoLook operations did not have a material impact on the Company’s consolidated results of operations or its earnings per share during 2017. For the twelve months ended December 31, 2017, WeGoLook recorded $8,744,000 of revenues before reimbursements.

3.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
Balance at December 31, 2015:
Goodwill	$31,829	$94,070	$151,133	$19,598	$296,630
Accumulated impairment losses	(5,465)	(44,416)	(151,133)	—	(201,014)
Net goodwill	26,364	49,654	—	19,598	95,616
2016 Activity:
Other activity (1)	—	(531)	—	—	(531)
Foreign currency effects	—	(3,335)	—	—	(3,335)
Balance at December 31, 2016:
Goodwill	31,829	90,204	151,133	19,598	292,764
Accumulated impairment losses	(5,465)	(44,416)	(151,133)	—	(201,014)
Net goodwill	26,364	45,788	—	19,598	91,750
2017 Activity:
Goodwill of acquired business	19,423	4,554	—	—	23,977
Impairment of goodwill	—	—	—	(19,598)	(19,598)
Other activity (1)	—	(603)	—	—	(603)
Foreign currency effects	—	1,390	—	—	1,390
Balance at December 31, 2017:
Goodwill	51,252	95,545	151,133	19,598	317,528
Accumulated impairment losses	(5,465)	(44,416)	(151,133)	(19,598)	(220,612)
Net goodwill	$45,787	$51,129	$—	$—	$96,916

(1)    "Other activity" relates to adjustments for deferred taxes and other liabilities acquired in connection with prior period business combinations.

As discussed in Note 1, "Significant Accounting and Reporting Policies," the Company recognized goodwill impairment in the Garden City Group reporting unit of $19,598,000 during the year ended December 31, 2017.

The $19,598,000 noncash goodwill impairment charge is not reflected in Garden City Group operating earnings. This impairment charge did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

There were no goodwill impairments in 2016. The Company recognized goodwill impairments in the U.S. Services excluding Contractor Connection operations and International reporting units of $5,465,000 and $43,849,000, respectively during the year ended December 31, 2015.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2017 and 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2017:
Customer relationships	$127,076	$(75,419)	$51,657	6.0 years
Technology-based	16,562	(7,039)	9,523	8.3 years
Trade name	1,825	(1,825)	—	0.0 years
Other	5,265	(1,240)	4,025	3.2 years
Total	$150,728	$(85,523)	$65,205	8.8 years
December 31, 2016:
Customer relationships	$122,403	$(66,281)	$56,122	6.7 years
Technology-based	5,913	(5,913)	—	0.0 years
Trade name	1,697	(1,639)	58	0.1 years
Total	$130,013	$(73,833)	$56,180	6.1 years

Amortization of finite-lived intangible assets was $10,982,000, $9,969,000, and $10,410,000 for the years ended December 31, 2017, 2016, and 2015, respectively. For the years ended December 31, 2017, 2016, and 2015, amortization expense for finite-lived customer relationships and trade name intangible assets in the amounts of $10,982,000, $9,592,000, and $9,668,000, respectively, were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 12 years.

At December 31, 2017, annual estimated aggregate amortization expense for intangible assets subject to amortization is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2018	$11,016
2019	11,009
2020	10,951
2021	9,945
2022	5,045

The following is a summary of indefinite-lived intangible assets at December 31, 2017 and 2016:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2017:
Trade names	$32,542	$(600)	$31,942
December 31, 2016:
Trade names	$31,351	$(600)	$30,751

4.	Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2017 and 2016:

December 31,	2017	2016
	(In thousands)
Credit Facility	$224,283	$186,196
Capital lease obligations	1,389	1,818
Total long-term debt and capital leases	225,672	188,014
Less: portion of Credit Facility classified as short-term	(24,641)	(30)
Less: current installments of capital leases	(571)	(982)
Total long-term debt and capital leases, less current installments	$200,460	$187,002

On October 11, 2017, the Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers (the "Borrowers")), Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), Bank of America, N.A., as syndication agent and a lender, Citizens Bank, N.A., as documentation agent and a lender, and the other lenders party thereto, entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated that certain Credit Agreement, dated as of December 8, 2011, by and among, inter alia, the Borrowers, Wells Fargo and the other lenders from time to time party thereto (as previously amended, the "Original Credit Agreement"). In connection with the Amended and Restated Credit Agreement, the Company, the Company’s guarantor subsidiaries party thereto and Wells Fargo entered into an Amended and Restated Pledge and Security Agreement (the "Amended and Restated Pledge and Security Agreement") and an Amended and Restated Guaranty Agreement (the "Amended and Restated Guaranty Agreement"), each dated as of the date of the Amended and Restated Credit Agreement.

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

The credit facility under the Amended and Restated Credit Agreement (as amended, the "Credit Facility") consists of a $450.0 million revolving credit facility, with a letter of credit subfacility of $200.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $75.0 million for borrowings by the Canadian Borrower, and $32.5 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the Administrative Agent and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2017 and 2016, a total of $224,283,000 and $186,196,000, respectively, was outstanding under the Credit Facility. In addition, undrawn commitments under letters of credit totaling $14,500,000 and $14,809,000 were outstanding at December 31, 2017 and 2016, respectively, under the letters of credit subfacility of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subfacility, the available borrowing capacity under the Credit Facility totaled $241,300,000 and $198,477,000 at December 31, 2017 and 2016, respectively.

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

Under the Credit Facility as amended, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Also under the Credit Facility as amended, the leverage ratio, as of the last day of any fiscal quarter, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.25 to 1.00 at the end of each fiscal quarter.

At December 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $24,641,000 and $30,000 at December 31, 2017 and 2016, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2017 in 2018.

The Company's capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $9,909,000, $9,934,000, and $8,983,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Interest paid on the Company's short-term and long-term borrowings was $8,394,000, $8,451,000, and $7,973,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2017 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2018	$24,641	$571	$25,212
2019	—	338	338
2020	—	202	202
2021	—	187	187
2022	199,642	91	199,733
Total	$224,283	$1,389	$225,672

5.	Derivative Instruments

In February 2011, the Company entered into a U.S. dollar and Canadian dollar ("CAD") cross currency basis swap with an initial notional amount of CAD34,749,000 as an economic hedge to an intercompany note payable to the U.S. parent by a Canadian subsidiary. The cross currency basis swap required the Canadian subsidiary to deliver quarterly payments of CAD589,000 to the counterparty and entitled the U.S. parent to receive quarterly payments of U.S.$593,000. The Canadian subsidiary also made interest payments to the counterparty based on 3-month Canada Bankers Acceptances plus a spread, and the U.S. parent received payments based on U.S. 3-month LIBOR. The cross currency basis swap had a scheduled expiration date of September 30, 2025. The Company elected not to designate this swap as a hedge of the intercompany note from the Canadian subsidiary. Accordingly, changes in the fair value of this swap, as well as changes in the value of the intercompany note, were recorded as gains or losses in "Selling, general, and administrative expenses" in the Company's audited Consolidated Statements of Operations over the term of the swap and substantially offset one another prior to the settlement defined below. The changes in the fair value of the cross currency basis swap did not exactly offset changes in the value of the intercompany note, as the fair value of this swap was determined based on forward rates while the value of the intercompany note was determined based on end of period spot rates. The net gains and losses for the swap historically were not significant.

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

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Office space	$40,927	$43,245	$44,577
Automobiles	5,794	6,043	7,319
Computers and equipment	288	111	13
Total operating leases	$47,009	$49,399	$51,909

At December 31, 2017, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2018	$39,321
2019	35,024
2020	26,077
2021	20,002
2022	10,719
2023 and Thereafter	28,010

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

Effective June 24, 2015, the Company entered into 10-year operating leases for approximately 16,000 square feet of office space in London, England, for its International segment as a replacement and consolidation of certain of its London facilities. The Company has total lease payments associated with the leases of approximately $10,500,000 subject to market rate adjustments on the fifth anniversary of the lease commitment date. Additionally, the Company is responsible for certain value-added taxes and operating expenses, which are excluded from the table above.

In November 2014, the Company entered into an amendment and extension of an existing lease, resulting in a 7 years, 5 months operating lease agreement for approximately 50,000 square feet of office space in Jacksonville, FL, for its U.S. Contractor Connection service line in its U.S. Services segment. The amended lease on the expanded premises began January 1, 2015. Total lease payments over the remaining lease term are approximately $3,388,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

In January 2013, the Company entered into a 10-year operating lease for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for its Broadspire segment. The lease began July 1, 2013. Total lease payments over the remaining lease term are approximately $4,016,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective May 1, 2012, the Company entered into a 10-year operating lease for the lease of approximately 45,000 square feet of office space in Seattle, Washington for its Garden City Group segment. Total lease payments over the remaining lease term are approximately $6,281,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

On March 16, 2010, the Company entered into an 11-year operating lease for the lease of approximately 44,000 square feet of office space in Lake Success, New York, for use as its Garden City Group segment's corporate headquarters. The lease, as amended, includes a total of approximately 47,000 square feet. Total lease payments over the remaining lease term are approximately $7,082,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Effective February 9, 2010, the Company entered into a 10-year operating lease for approximately 64,000 square feet of office space in Sunrise, Florida, primarily for its Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Total lease payments over the remaining lease term are approximately $3,136,000. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Total lease payments over the remaining lease term are approximately $22,363,000. All of the office space was subleased at December 31, 2017. Under executed sublease arrangements at December 31, 2017, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2018	$4,057
2019	4,146
2020	4,238
2021	4,332
Total minimum sublease payments to be received	$16,773

One of the sublease agreements is for three of the four floors of one of the leased buildings in Plantation, Florida; this lease expires in December 2021. The remaining floor was subleased through the remaining lease term during 2016. The other sublease is for an entire building and expires in December 2021.

7.    Income Taxes

Income (loss) before income taxes consisted of the following:

Year Ended December 31,	2017	2016	2015
	(In thousands)
U.S.	$12,303	$33,051	$22,414
Foreign	29,959	30,190	(54,187)
Income (loss) before income taxes	$42,262	$63,241	$(31,773)

The provision for income taxes consisted of the following:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Current:
U.S. federal and state	$9,077	$5,196	$5,716
Foreign	8,320	9,838	3,996
Deferred:
U.S. federal and state	389	9,788	5,786
Foreign	(2,747)	743	(1,666)
Provision for income taxes	$15,039	$25,565	$13,832

Net cash payments for income taxes were $15,574,000, $16,170,000, and $9,690,000 in 2017, 2016, and 2015, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 35% as follows:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Federal income taxes at statutory rate	$14,792	$22,134	$(11,121)
State income taxes, net of federal benefit	1,349	2,280	1,872
Goodwill impairment	428	—	15,824
Foreign taxes	(3,226)	2,273	3,804
Change in valuation allowance	2,913	(2,196)	3,643
Research and development credits	(448)	(429)	(1,912)
Foreign tax credits	(2,002)	(865)	(651)
Nondeductible meals and entertainment	1,222	1,111	1,441
Tax Act-revaluation of deferred taxes	(3,756)	—	—
Tax Act-transition tax, net of credits	7,550	—	—
Benefit of international restructuring	(2,989)	—	—
Tax rate changes	(212)	(71)	412
Other	(582)	1,328	520
Provision for income taxes	$15,039	$25,565	$13,832

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. The Company's 2017 effective income tax rate was impacted by the Tax Act in the U.S. and international restructuring activities. The Company's 2015 effective income tax rate was distortive, primarily due to the largely nondeductible non-cash goodwill impairment charge, the Company's inability to recognize tax benefits for certain international net operating losses, and fluctuations in the mix of income earned. Additionally, 2015 losses in certain operations, including losses due to restructuring and special charges, were in jurisdictions with lower tax rates or where the losses are unable to be benefited.

On December 22, 2017, the Tax Act was enacted. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. At December 31, 2017, the Company has not fully completed its accounting for the tax effects of enactment of the Tax Act in accordance with Staff Accounting Bulletin ("SAB 118") as described in Note 1, “Significant Accounting and Reporting Policies.” However, in certain cases, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time Transition Tax based on the Tax Act guidance that currently exists. For the items for which the Company was able to determine a reasonable estimate, a provisional tax expense was recognized of $3.8 million, which is included as a component of income tax expense from continuing operations. These adjustments, which are described in further detail below, increased the Company's effective tax rate for 2017 by 9.0%.

The Company remeasured all domestic deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our domestic deferred tax balance resulted in a tax benefit of $3.8 million.

The one-time Transition Tax is based on our total post-1986 earnings and profits ("E&P") in foreign jurisdictions, which was not previously subject to U.S. income taxes. The Company recorded a provisional amount for its one-time Transition Tax liability for all of its controlled foreign corporations, resulting in an increase in income tax expense of $7.6 million, net of foreign tax credits generated in the current year. The residual tax due will be offset by foreign tax credit carryforwards and is not anticipated to result in a cash tax liability. The Transition Tax is based in part on the total post 1986 foreign E&P and the amount of those earnings held in cash and other specified assets. The Transition Tax may change when the Company finalizes the calculation of post-1986 foreign E&P, which was not previously subject to U.S. taxation.

No additional income or withholding taxes have been provided for any undistributed foreign earnings, including those subject to the Transition Tax nor have any taxes been provided for the outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time. The ultimate tax impact related to the Tax Act may differ, possibly materially, due to further refinement of our calculations, changes in interpretation and assumptions, or issuance of additional guidance issued by the relevant tax authorities.

The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act, including: GILTI, executive compensation, Transition Tax including associated foreign tax credits, and state taxes. Additionally, any changes to these provisional estimates would require the Company to reassess the realizability of its domestic deferred tax assets. Due to the complexity of the new tax rules of the Tax Act, we are continuing to evaluate these provisions of the Tax Act and whether GILTI taxes are recorded as a current period expense when incurred or whether such amounts should be factored into a company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI for the period ended December 31, 2017. The Company will continue to refine these estimates in accordance with SAB 118.

Deferred income taxes consisted of the following at December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Accounts receivable allowance	$55	$(6,148)
Accrued compensation	8,741	13,862
Accrued pension liabilities	12,482	33,295
Self-insured risks	5,831	9,304
Deferred revenues	6,793	9,949
Accrued rent	3,380	1,511
Interest	6,146	5,258
Tax credit carryforwards	18,490	24,784
Loss carryforwards	29,655	23,518
Other	1,913	895
Gross deferred income tax assets	93,486	116,228
Unbilled revenues	12,689	13,917
Depreciation and amortization	38,339	58,985
Other post-retirement benefits	116	235
Gross deferred income tax liabilities	51,144	73,137
Net deferred income tax assets before valuation allowance	42,342	43,091
Valuation allowance	(18,829)	(14,498)
Net deferred income tax assets	$23,513	$28,593
Amounts recognized in the Consolidated Balance Sheets consist of :
Long-term deferred income tax assets included in "Deferred income tax assets"	24,359	30,379
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(846)	(1,786)
Net deferred income tax assets	$23,513	$28,593

At December 31, 2017, the Company had deferred tax assets related to loss carryforwards of $30,074,000, before netting of unrecognized tax benefits of $419,000. An estimated $17,266,000 of the deferred tax assets will not expire, and $12,808,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
	(In thousands)
Balance, beginning of year	$14,498	$17,204	$15,231
Other changes	4,331	(2,706)	1,973
Balance, end of year	$18,829	$14,498	$17,204

Changes to the valuation allowance for the year ended December 31, 2017 were primarily due to losses in certain of the Company’s international operations and domestic operations impacting state NOLs. For the year ended December 31, 2016 the change was primarily due to release of valuation allowances based on expected utilization of deferred tax assets. For the year ended December 31, 2015 the change was primarily due to losses in certain of the Company's international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2014	$5,897
Additions for tax provisions related to the current year	229
Reductions for tax positions related to the current year	(2,224)
Additions for tax positions related to prior years	$2,349
Lapses of applicable statutes of limitation	(64)
Balance at December 31, 2015	6,187
Additions for tax provisions related to the current year	159
Reductions for tax positions related to prior years	$(989)
Additions for tax positions related to prior years	278
Lapses of applicable statutes of limitation	$(166)
Balance at December 31, 2016	5,469
Additions for tax provisions related to the current year	6,318
Reductions for tax positions related to prior years	(41)
Additions for tax positions related to prior years	823
Lapses of applicable statutes of limitation	(1,232)
Currency translation adjustment	(40)
Balance at December 31, 2017	$11,297

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2017, 2016, and 2015, was $275,000, $155,000, and $31,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2017, 2016, and 2015 were $9,389,000, $3,332,000, and $3,899,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2007.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $6,200,000 in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $24,036,000, $23,985,000, and $23,652,000 in 2017, 2016, and 2015, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions are anticipated in future years as the impact of the BBA2015 pension funding reform is phased out. Currently, the Company plans to contribute $9,000,000 per annum to the U.S. Qualified Plan for the next five fiscal years to improve the funded status of the plan and minimize future required contributions. The Company expects to make contributions of approximately $9,000,000 to its U.S. Qualified Plan and $5,600,000 to its U.K. Plans in 2018.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2017 and 2016:

December 31,	2017	2016
	(In thousands)
Projected benefit obligations	$515,343	$520,906
Fair value of plans' assets	424,804	412,205

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2017 and 2016:

December 31,	2017	2016
	(In thousands)
Projected benefit obligations	$249,397	$243,661
Fair value of plans' assets	284,091	265,253

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2017	2016
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$764,567	$799,693
Service cost	1,288	1,218
Interest cost	22,723	30,129
Employee contributions	82	86
Actuarial loss	19,100	51,859
Plan settlements	(7,552)	—
Benefits paid	(58,092)	(63,537)
Foreign currency effects	22,624	(54,881)
End of measurement period	764,740	764,567
Fair Value of Plans' Assets:
Beginning of measurement period	677,458	689,499
Actual return on plans' assets	57,245	94,750
Employer contributions	15,331	14,727
Employee contributions	82	86
Plan settlements	(7,552)	—
Benefits paid	(58,092)	(63,537)
Foreign currency effects	24,423	(58,067)
End of measurement period	708,895	677,458
Unfunded Status	$(55,845)	$(87,109)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2017	2016
	(In thousands)
U.S. Qualified Plan	$85,834	$103,545
Other international plans	1,201	1,630
Subtotal, included in "Accrued pension liabilities"	87,035	105,175
U.K. Prepaid pension asset included in "Other noncurrent assets"	(34,698)	(21,591)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	319	320
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,189	3,205
Total unfunded status	$55,845	$87,109
Accumulated other comprehensive loss, before income taxes	$(268,059)	$(279,422)

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

The following tables set forth the 2017 and 2016 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2015	$(309,880)	$760
Amortization of net loss (gain)	13,338	(152)
Net gain arising during the year	6,183	—
Currency translation	10,329	—
Net unrecognized actuarial (loss) gain, December 31, 2016	(280,030)	608
Amortization of net loss (gain)	11,727	(152)
Net gain arising during the year	3,537	—
Currency translation	(3,749)	—
Net unrecognized actuarial (loss) gain, December 31, 2017	$(268,515)	$456

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2018 for the U.S. and U.K. defined benefit pension plans are $10,277,000 ($7,143,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect a snapshot of the state of the Company's long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 included the following components:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Service cost	$1,288	$1,218	$1,698
Interest cost	22,723	30,129	32,655
Expected return on assets	(34,056)	(36,406)	(41,710)
Amortization of actuarial loss	11,154	12,840	13,371
Net periodic benefit cost	$1,109	$7,781	$6,014

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2018	$43,719
2019	44,189
2020	44,601
2021	44,822
2022	44,970
2023-2027	222,939

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $3,200,000 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2017. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2017	2016
Discount rate used to compute benefit obligations	3.63%	4.15%
Discount rate used to compute periodic benefit cost	4.15%	4.40%
Expected long-term rates of return on plans' assets	6.30%	6.50%

U.K. Defined Benefit Plans:	2017	2016
Discount rate used to compute benefit obligations	2.61%	2.65%
Discount rate used to compute periodic benefit cost	2.65%	3.85%
Expected long-term rates of return on plans' assets	4.23%	5.85%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

Beginning with the December 31, 2016 measurement, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.

The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively. While the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates reduced the service and interest cost for the pension plans for fiscal 2017 by $3,200,000. The Company does not expect this change will have a material effect in periods beyond 2017. For the pension plans, the weighted average spot rates used to determine service and interest costs were 3.23% for the U.S. Qualified plan and 2.66% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2018 net periodic pension cost are estimated to be 6.20% and 3.85% for the U.S.Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2017	2016	2017	2016
Equity securities	27.8%	30.2%	24.8%	26.7%
Fixed income securities	62.0%	66.7%	62.8%	60.1%
Alternative strategies	3.9%	1.1%	10.9%	11.8%
Cash, cash equivalents and short-term investment funds	6.3%	2.0%	1.5%	1.4%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

Through December 31, 2017, the Company had repurchased 699,800 shares of CRD-A and 188,200 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.21 and $8.88, respectively. At December 31, 2017, the Company had remaining authorization to repurchase 1,666,671 shares under the 2017 Repurchase Authorization.

Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings (loss) per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings (loss) for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings (loss) per share for CRD-A and CRD-B. During 2017, 2016 and 2015, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2017		2016		2015
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$7,821	$6,144	$12,432	$9,969	$(32,651)	$(26,348)
Dividends paid	8,780	4,920	8,627	4,938	8,573	4,938
Net income (loss) available to common shareholders, basic	16,601	11,064	21,059	14,907	(24,078)	(21,410)
Denominator:
Weighted-average common shares outstanding, basic	31,322	24,606	30,793	24,690	30,596	24,690
Earnings (loss) per share - basic	$0.53	$0.45	$0.68	$0.60	$(0.79)	$(0.87)

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2017		2016		2015
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$7,911	$6,053	$12,563	$9,838	$(32,651)	$(26,348)
Dividends paid	8,780	4,920	8,627	4,938	8,573	4,938
Net income (loss) available to common shareholders, diluted	16,691	10,973	21,190	14,776	(24,078)	(21,410)
Denominator:
Weighted-average common shares outstanding, basic	31,322	24,606	30,793	24,690	30,596	24,690
Weighted-average effect of dilutive securities (1)	836	—	737	—	—	—
Weighted-average number of shares outstanding, diluted	32,158	24,606	31,530	24,690	30,596	24,690
Earnings (loss) per share - diluted	$0.52	$0.45	$0.67	$0.60	$(0.79)	$(0.87)

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

Listed below are the shares excluded from the denominator in the above computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been antidilutive:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	711	115	24
Performance stock grants excluded because performance conditions had not been met (1)	402	—	1,045

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gains (losses) from intra-entity loans that are long-term in nature of $(836,000), $2,547,000, and $(6,894,000) for the years ended December 31, 2017, 2016, and 2015, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's audited Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2015	$(24,347)	$(198,284)	$(222,631)
Other comprehensive loss before reclassifications	(9,102)	—	(9,102)
Unrealized net gains arising during the year	—	11,337	11,337
Amounts reclassified from accumulated other comprehensive income (1)	—	8,623	8,623
Net current period other comprehensive (loss) income	(9,102)	19,960	10,858
Balance at December 31, 2016	(33,449)	(178,324)	(211,773)
Other comprehensive loss before reclassifications	7,129	—	7,129
Unrealized net gains arising during the year	—	7,501	7,501
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	666	666
Net current period other comprehensive income	7,129	8,167	15,296
Balance at December 31, 2017	$(26,320)	$(170,157)	$(196,477)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Operations. See Note 8, "Retirement Plans" for additional details.

Other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's audited Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

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

The pretax compensation expense recognized for all stock-based compensation plans was $6,661,000, $5,252,000, and $3,229,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in the 2017 period was due to a higher proportion of options having been granted in 2017 as a component of the Company's Long Term Incentive Plans.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $2,219,000, $1,983,000, and $921,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2017, 2016, and 2015, compensation expense of $1,233,000, $280,000, and $25,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2017, 2016, and 2015, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2014	836	$—	6.7 years	$2,647
Exercised	(106)	5.20
Forfeited or expired	(212)	5.86
Outstanding at December 31, 2015	518	5.26	5.0 years	8
Granted	250	8.90
Exercised	(164)	5.08
Forfeited or expired	(115)	5.20
Outstanding at December 31, 2016	489	7.19	7.0 years	1,168
Granted	654	9.44
Exercised	(70)	5.77
Forfeited or expired	(186)	9.24
Outstanding at December 31, 2017	887	$8.53	8.4 years	$527
Vested and Exercisable at December 31, 2017	205	$6.55	6.2 years	$467

The weighted average grant date fair value of stock options granted during the year ended December 31, 2017 and 2016 was $2.73 and $4.11, respectively. No stock options were granted in 2015. Options exercised in 2017, 2016, and 2015 had an intrinsic value of $234,000, $752,000, and $199,000, respectively. The fair value of options that vested in 2017, 2016 and 2015 was $33,000, $467,000, and $0, respectively.

At December 31, 2017, the unrecognized compensation cost related to unvested employee stock options was $937,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

	2017	2016
Expected dividend yield	4.00%	2.75%
Expected volatility	43.62%	60.02%
Risk-free interest rate	2.14%	2.50%
Expected term of options	7 years	10 years

The expected dividend yield used for 2017 was based on the Company's historical dividend yield. The expected volatility of the price of CRDA was based on historical realized volatility. The risk-free interest rate was based on the U.S. Treasury Daily Yield Curve Rate on the grant date, with a term equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2017, 2016, and 2015, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,775,711	$5.93
Granted	1,104,300	6.46
Vested	(259,150)	6.22
Forfeited or unearned	(1,304,675)	5.56
Nonvested at December 31, 2015	1,316,186	6.65
Granted	1,179,384	4.47
Vested	(499,370)	5.28
Forfeited or unearned	(1,189,319)	6.28
Nonvested at December 31, 2016	806,881	6.17
Granted	930,295	7.54
Vested	(184,185)	5.85
Forfeited or unearned	(668,649)	5.38
Nonvested at December 31, 2017	884,342	$7.05

The total fair value of the performance shares that vested in 2017, 2016, and 2015 was $3,597,000, $2,638,000, and $1,612,000, respectively.

Compensation expense recognized for all performance shares totaled $3,796,000, $3,060,000, and $1,911,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2017, there was an estimated $2,575,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2019.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2017, 2016, and 2015 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	88,334	$7.83
Granted	53,000	6.72
Vested	(38,332)	3.91
Forfeited or unearned	(2,000)	4.44
Nonvested at December 31, 2015	101,002	5.01
Granted	133,871	6.54
Vested	(160,536)	6.57
Forfeited or unearned	(6,668)	8.90
Nonvested at December 31, 2016	67,669	7.56
Granted	210,875	9.26
Vested	(166,325)	9.50
Forfeited or unearned	—	—
Nonvested at December 31, 2017	112,219	$7.89

Compensation expense recognized for all restricted shares for the years ended December 31, 2017, 2016, and 2015 was $1,205,000, $1,567,000, and $886,000, respectively. As of December 31, 2017, there was $627,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2018.

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

During the years ended December 31, 2017, 2016 and 2015, a total of 101,708, 99,750, and 90,919 shares, respectively, of CRD-A were issued under the prior U.S. employee stock purchase plan to the Company's employees at purchase prices of $6.61, $6.49, and $5.73 in 2017, 2016, and 2015, respectively. At December 31, 2017, an estimated 137,000 shares will be issued and purchased under the U.S. Plan in 2018. During the years ended December 31, 2017, 2016, and 2015, compensation expense of $278,000, $261,000, and $288,000, respectively, was recognized for the prior U.S. employee stock purchase plan.

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

At December 31, 2017, an estimated 212,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $3.69 to $6.66. For the years ended December 31, 2017, 2016, and 2015, compensation expense of $151,000, $80,000, and $123,000, respectively, was recognized for the U.K. Plan. During 2017, 2016, and 2015, a total of 73,986 shares, 159,256 shares, and 104,267 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2017, 2016, and 2015, 8,342, 6,660, and 6,916 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,156	$—	$—	$10,156

December 31,	2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,051	$—	$—	$10,051

Liabilities:
Contingent earnout liability (2)	—	—	1,407	1,407
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The fair value of the contingent earnout liability for the Buckley Scott acquisition was estimated using an internally-prepared probability-weighted discounted cash flow analysis. The fair value analysis relied upon both Level 2 data (publicly observable data such as market interest rates and capital structures of peer companies) and Level 3 data (internal data such as the Company's operating projections). As such, these are Level 3 fair value measurements. The contingent liability was paid in 2017.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2017 or 2016. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

During 2017 the Company impaired and expensed goodwill of $19,598,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 3, "Goodwill and Intangible Assets," where discussed in more detail.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2017 and 2016:

December 31,	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$17,349	$—	$—	$17,349	$1,441	$—	$—	$1,441
Short-term investment funds	—	7,175	—	7,175	—	5,844	—	5,844
Common Collective Equity funds:
U.S.	—	74,591	—	74,591	—	80,229	—	80,229
International	—	33,343	—	33,343	—	33,243	—	33,243
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	19,663	206,008	—	225,671	22,655	212,998	—	235,653
International	—	15,502	—	15,502	—	14,999	—	14,999
Alternative strategy funds	—		15,134	15,134	—	4,222	—	4,222
TOTAL	$37,012	$336,619	$15,134	$388,765	$24,096	$351,535	$—	$375,631

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2017 and 2016:

December 31,	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$4,303	$—	$—	$4,303	$3,770	$—	$—	$3,770
Common Collective Equity funds:
U.S.	—	55,607	—	55,607	—	54,712	—	54,712
International	—	14,932	—	14,932	—	16,167	—	16,167
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	141,663	—	141,663	—	120,458	—	120,458
Government securities	—	36,797	—	36,797	—	28,772	—	28,772
Corporate bonds and debt securities	—	88	—	88	—	9,467	—	9,467
Mortgage-backed securities	—		—	—	—	610	—	610
Alternative strategy funds	—	21,016	—	21,016	—	21,982	—	21,982
Real estate funds	—	—	9,689	9,689	—	—	9,315	9,315
TOTAL	$4,303	$270,103	$9,689	$284,095	$3,770	$252,168	$9,315	$265,253

Short-term investment funds consist primarily of funds with a maturity of 60 days or less and are valued at amortized cost which approximates fair value.

Equity securities consist primarily of common collective funds (Level 2). Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

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

Alternative strategy funds valued at the net asset value per share multiplied by the number of shares held as of the measurement date (Level 2). Alternative strategy funds may include derivative instruments such as futures, forward contracts, options and swaps and are used to help manage risks. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources (Level 2) or may, due to the inherent uncertainty of valuation for those investments, differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material (Level 3).

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.K. pension plan during the years ended December 31, 2017 and 2016:

Real Estate Funds	U.S	U.K.
		(in thousands)
Balance at December 31, 2015	$—	$15,627
Actual return on plan assets:
Related to assets still held at the reporting date	—	(3,145)
Purchases, sales and settlements—net	—	(3,167)
Balance at December 31, 2016	—	9,315
Actual return on plan assets:
Related to assets still held at the reporting date	—	374
Purchases, sales and settlements—net	15,134	—
Balance at December 31, 2017	$15,134	$9,689

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

Financial information as of and for the years ended December 31, 2017, 2016, and 2015 related to the Company's reportable segments is presented below.

	U.S. Services	International	Broadspire	Garden City Group	Total
	(In thousands)
2017
Revenues before reimbursements	$269,636	$449,894	$310,102	$76,200	$1,105,832
Segment operating earnings	35,673	47,236	32,729	(4,373)	111,265
Depreciation and amortization (1)	3,361	6,529	9,537	3,599	23,026
Assets	114,788	283,981	94,417	65,763	558,949
2016
Revenues before reimbursements	$231,384	$477,262	$301,977	$98,663	$1,109,286
Segment operating earnings	35,624	43,248	30,003	7,225	116,100
Depreciation and amortization (1)	2,836	7,593	9,638	3,588	23,655
Assets	55,913	305,496	96,619	79,156	537,184
2015
Revenues before reimbursements	$242,676	$499,900	$293,032	$134,777	$1,170,385
Segment operating earnings	32,622	18,087	24,017	12,299	87,025
Depreciation and amortization (1)	2,784	8,487	8,841	5,872	25,984
Assets	56,873	331,897	105,518	88,395	582,683
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

Substantially all revenues earned in the U.S. Services, Broadspire and Garden City Group segments are earned in the U.S. Substantially all of the revenues earned in the International segment are earned outside of the U.S.

Revenues by major service line for the U.S. Services and the Broadspire segments are shown in the following table. It is not practicable to provide revenues by service line for the International segment. The Company considers all Garden City Group revenues to be derived from one service line.

Year Ended December 31,	2017	2016	2015
	(In thousands)
U.S. Services
U.S. Claims Field Operations	$87,951	$81,456	$85,451
U.S. Technical Services	31,733	28,659	28,612
U.S. Catastrophe Services	69,284	50,549	69,290
Subtotal U.S. Claims Services	188,968	160,664	183,353
U.S. Contractor Connection	71,924	70,720	59,323
U.S. WeGoLook	8,744	—	—
Total Revenues before Reimbursements—U.S. Services	$269,636	$231,384	$242,676

Broadspire
Workers' Compensation, Disability, and Liability Claims Management	$133,665	$127,618	$121,875
Medical Management	161,264	160,185	156,290
Risk Management Information Services	15,173	14,174	14,867
Total Revenues before Reimbursements—Broadspire	$310,102	$301,977	$293,032

Capital expenditures for the years ended December 31, 2017, 2016, and 2015 are shown in the following table:

Year Ended December 31,	2017	2016	2015
	(In thousands)
U.S. Services	$3,840	$936	$3,100
International	6,837	6,911	8,874
Broadspire	4,136	4,678	6,574
Garden City Group	9,960	2,607	600
Corporate	20,138	14,067	13,771
Total capital expenditures	$44,911	$29,199	$32,919

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2017, 2016, and 2015 was as follows:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Segments' revenues before reimbursements	$1,105,832	$1,109,286	$1,170,385
Reimbursements	57,877	68,302	71,135
Total consolidated revenues	$1,163,709	$1,177,588	$1,241,520

The Company's reportable segments' total operating earnings reconciled to consolidated income (loss) before income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Operating earnings of all reportable segments	$111,265	$116,100	$87,025
Unallocated corporate and shared costs and credits	(15,559)	(23,971)	(16,605)
Net corporate interest expense	(9,062)	(9,185)	(8,383)
Stock option expense	(1,718)	(621)	(433)
Amortization of customer-relationship intangible assets	(10,982)	(9,592)	(9,668)
Goodwill impairment charges	(19,598)	—	(49,314)
Restructuring and special charges	(12,084)	(9,490)	(34,395)
Income (loss) before income taxes	$42,262	$63,241	$(31,773)

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2017 and 2016 are presented in the following table. All foreign-denominated cash and cash equivalents are reported within the International segment, while all U.S. cash and cash equivalents are reported as corporate assets in the following table:

December 31,	2017	2016
	(In thousands)
Assets of reportable segments	$558,949	$537,184
Corporate assets:
Cash and cash equivalents	20,457	20,660
Unallocated allowances on receivables	(3,371)	(4,138)
Prepaid expenses and other current assets	21,793	16,384
Property and equipment	18,233	5,631
Capitalized software costs, net	78,619	77,019
Assets of deferred compensation plan	16,538	16,227
Capitalized loan costs	3,392	2,642
Deferred income tax assets	25,235	30,379
Other noncurrent assets	48,091	33,871
Total corporate assets	228,987	198,675
Total assets	$787,936	$735,859

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

	U.K.	Canada	Other	Total International Segment
	(In thousands)
2017
Revenues before reimbursements	$140,188	$108,371	$201,335	$449,894
Long-lived assets	36,433	8,056	3,668	48,157
2016
Revenues before reimbursements	171,869	104,261	201,132	477,262
Long-lived assets	37,228	4,984	4,362	46,574
2015
Revenues before reimbursements	186,375	103,618	209,907	499,900
Long-lived assets	51,457	5,870	3,735	61,062

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $480,026,000 and $447,239,000 at December 31, 2017 and 2016, respectively. In addition, the Garden City Group segment administers funds in noncustodial accounts at financial institutions that totaled $542,635,000 and $1,020,443,000 at December 31, 2017 and 2016, respectively.

15.    Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2017, the aggregate committed amount of letters of credit outstanding under the facility was $14,500,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets. As a result of the acquisition of WeGoLook, the Company has an option, beginning on January 1, 2022 and expiring on December 31, 2023, to acquire the remaining 15% outstanding membership interest of WeGoLook. In the event the Company does not exercise the option, beginning on January 1, 2024, the minority members shall have the right to require the Company to acquire the minority members’ interest on or before December 31, 2024. In addition, at the time of the exercise of the option or the put, the minority members may be entitled to additional consideration depending on whether certain financial targets of WeGoLook are achieved between closing and December 31, 2021. For additional information on these obligations and rights, see Note 2, "Acquisitions and Dispositions of Businesses."

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

16.    Restructuring and Special Charges

Total restructuring and special charges were $12,084,000, $9,490,000, and $34,395,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

Restructuring charges for the years ended December 31, 2017, 2016 and 2015 of $12,084,000, $8,565,000 and $28,736,000 were recorded related to the establishment and phase in of the Company's Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.

The following table shows the costs incurred by type of restructuring activity:

Year Ended December 31,	2017	2016	2015
	(In thousands)
Implementation and phase-in of the Centers	$445	$3,741	$4,429
Restructuring and integration costs	10,119	2,975	18,559
Asset impairments and lease termination costs	1,520	1,849	5,748
Total restructuring charges	$12,084	$8,565	$28,736

Costs associated with the Centers were primarily for severance costs and professional fees. Restructuring and integration costs were predominantly comprised of severance costs, lease costs, and to a lesser extent professional fees and other costs. Asset impairments, including costs incurred for obsolete software, relate to decisions to close certain operations, and lease termination costs related to the exiting of certain leased facilities.

As of December 31, 2017, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2015, 2016 and 2017. The rollforwards of these costs to December 31, 2017 were as follows:

Restructuring Charges	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Balance at December 31, 2014	$1,431	$131	$—	$308	$1,870
Additions	2,588	16,262	6,713	3,173	28,736
Adjustments to accruals	(448)	—	—	(13)	(461)
Cash payments	—	(9,387)	(5,647)	(211)	(15,245)
Balance at December 31, 2015	3,571	7,006	1,066	3,257	14,900
Additions	1,526	2,995	3,611	433	8,565
Adjustments to accruals	(1,112)	—	(136)	—	(1,248)
Cash payments	(919)	(8,476)	(3,924)	(1,741)	(15,060)
Balance at December 31, 2016	3,066	1,525	617	1,949	7,157
Additions	1,277	10,299	195	313	12,084
Adjustments to accruals	(1,497)	—	—	977	(520)
Cash payments	—	(7,042)	(812)	(1,454)	(9,308)
Balance at December 31, 2017	$2,846	$4,782	$—	$1,785	$9,413

The Company recorded no special charges for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recorded $925,000, and $5,659,000, respectively. The special charges incurred during 2016 consisted of legal and professional fees. The special charges recorded for the year ended December 31, 2015 were comprised of two components: (1) $1,627,000 in expenses related to the separation of the Company's former president and chief executive officer, and (2) legal and professional fees of $4,032,000. At December 31, 2017, all special charges had been paid.

17.    Subsequent Events

In connection with the realignment of operating segment manager responsibilities subsequent to December 31, 2017, the Company has realigned its operating segments by moving to a global service line reporting structure consisting of Crawford Claim Solutions, Crawford TPA Solutions: Broadspire and Crawford Specialty Solutions. The Company's revised operating segments are comprised of the following:

•
Crawford Claims Solutions, which services the global property and casualty market. This is comprised of Claims Field Operations and Catastrophe Services service lines previously reported within the U.S. Services and International segments based on geography.

•
Crawford TPA Solutions: Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide. This is comprised of the previously reported Broadspire segment and third party administration services within the International segment.

•
Crawford Specialty Solutions, which consists of Global Technical Services, Contractor Connection, and Garden City Group service lines. This is comprised of the previously reported Garden City Group segment and the Global Technical Services and Contractor Connection service lines within U.S. Services and International segments based on geography.

The succeeding interim and annual periods will disclose the operating segments under the new basis with prior periods restated to reflect the change.

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

/s/ Dalerick M. Carden
Dalerick M. Carden
Senior Vice President, Corporate Controller,
and Chief Accounting Officer

March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Atlanta, Georgia
March 7, 2018

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2017 Quarterly Period	First	Second	Third	Fourth (4)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$267,267	$269,247	$270,551	$298,767	$1,105,832
Reimbursements	12,263	14,725	16,115	14,774	57,877
Total revenues	279,530	283,972	286,666	313,541	1,163,709
Total costs of services	204,817	201,052	208,092	228,027	841,988
Income before income taxes	12,458	17,085	16,892	(4,173)	42,262
U.S. Services operating earnings (1)	5,517	11,133	9,537	9,486	35,673
International operating earnings (1)	9,224	10,293	10,165	17,554	47,236
Broadspire operating earnings (1)	7,096	8,899	8,240	8,494	32,729
Garden City Group operating (loss) earnings(1)	(802)	(1,653)	188	(2,106)	(4,373)
Unallocated corporate and shared costs, net	(2,742)	487	(4,078)	(9,226)	(15,559)
Goodwill impairment charges	—	—	—	(19,598)	(19,598)
Net corporate interest expense	(2,036)	(2,114)	(2,524)	(2,388)	(9,062)
Stock option expense	(417)	(457)	(468)	(376)	(1,718)
Amortization of customer-relationship intangible assets	(2,777)	(2,721)	(2,737)	(2,747)	(10,982)
Restructuring and special charges	(605)	(6,782)	(1,431)	(3,266)	(12,084)
Income taxes	(4,835)	(6,812)	(4,922)	1,530	(15,039)
Net loss (income) attributable to noncontrolling interests	41	(72)	(157)	630	442
Net income (loss) attributable to shareholders of Crawford & Company	$7,664	$10,201	$11,813	$(2,013)	$27,665

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.15	$0.19	$0.22	$(0.03)	$0.53
Class B Common Stock	$0.13	$0.17	$0.20	$(0.05)	$0.45

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.14	$0.19	$0.22	$(0.03)	$0.52
Class B Common Stock	$0.12	$0.17	$0.20	$(0.05)	$0.45

2016 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$277,234	$282,343	$277,286	$272,423	$1,109,286
Reimbursements	13,674	15,326	18,101	21,201	68,302
Total revenues	290,908	297,669	295,387	293,624	1,177,588
Total costs of services	215,107	215,688	211,554	214,326	856,675
Income before income taxes	13,936	15,277	19,955	14,073	63,241
U.S. Services operating earnings (1)	9,029	9,560	9,354	7,681	35,624
International operating earnings (1)	7,282	11,125	13,460	11,381	43,248
Broadspire operating earnings (1)	8,705	6,529	8,263	6,506	30,003
Garden City Group operating earnings (1)	1,272	2,558	2,152	1,243	7,225
Unallocated corporate and shared costs, net	(4,618)	(5,889)	(6,947)	(6,517)	(23,971)
Net corporate interest expense	(2,768)	(2,523)	(2,262)	(1,632)	(9,185)
Stock option expense	(90)	(137)	(176)	(218)	(621)
Amortization of customer-relationship intangible assets	(2,459)	(2,420)	(2,401)	(2,312)	(9,592)
Restructuring and special charges	(2,417)	(3,526)	(1,488)	(2,059)	(9,490)
Income taxes	(5,307)	(6,116)	(8,606)	(5,536)	(25,565)
Net loss (income) loss attributable to noncontrolling interests	1	(534)	(404)	(773)	(1,710)
Net income attributable to shareholders of Crawford & Company	$8,630	$8,627	$10,945	$7,764	$35,966

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.17	$0.16	$0.21	$0.15	$0.68
Class B Common Stock	$0.15	$0.14	$0.19	$0.13	$0.60

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.16	$0.16	$0.20	$0.14	$0.67
Class B Common Stock	$0.14	$0.14	$0.18	$0.13	$0.60
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

(3)
The Company may pay a higher dividend on CRD-A than on CRD-B. This dividend differential can result in different earnings (loss) per share for each class of stock due to the two-class method of computing earnings (loss) per share as required by current accounting guidance. CRD-B generally presents a more dilutive measure.

(4)
The Company recognized non-cash goodwill impairment in the amount of $19.6 million related to its Garden City Group reporting unit in the fourth quarter of 2017. See Note 3, "Goodwill and Intangible Assets" in the audited consolidated financial statements included in this Item 8. The provision for income taxes in the fourth quarter of 2017 included additional benefit due to the goodwill impairment and the impact of U.S. tax reform.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WeGoLook®, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted 5.5% and 19.0% of total and net assets, respectively, as of December 31, 2017 and .8% and (19.2)% of revenues and net income, respectively, for the year then ended, including acquired intangible assets and related amortization expense.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on Internal Control over Financial Reporting
We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WeGoLook®, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted 5.5% and 19.0% of total and net assets, respectively, as of December 31, 2017 and 0.8% and (19.2)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WeGoLook®, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Atlanta, Georgia
March 7, 2018

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2017, and is incorporated herein by reference.

The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant's Corporate Governance Guidelines and Committee Charters, are available at www.crawfordandcompany.com. Any amendment or waiver of the Code of Business Conduct and Ethics will be posted on this website within four business days after the effectiveness thereof. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5335 Triangle Parkway, Peachtree Corners, Georgia, 30092.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements

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

2.1
Membership Interest Purchase Agreement, dated December 6, 2016, by and among Crawford Innovative Ventures, LLC, Robin Smith, Mathew Smith, Kenneth Knoll and Those Additional Sellers Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2017).

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

10.13*
Service Agreement between Ian Muress and Crawford & Company Adjusters (U.K.) Limited dated as of January 18, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2007).

10.14*
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

10.16*
Settlement Agreement and Further Waiver of Claims effective May 4, 2017, by and between Crawford & Company EMEA/AP Management Limited and Ian V. Muress (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2017).

10.17*
Terms of Employment Agreement between Larry Thomas and the Registrant dated February 11, 2015 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.20*
Employment Agreement between Rohit Verma and the Registrant dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

Exhibit No.	Document

10.23
Amended and Restated Credit Agreement, dated as of October 11, 2017, by and among Crawford & Company, Crawford & Risk Services Investments Limited, Crawford & Company (Canada) Inc., Crawford & Company (Australia) Pty. Ltd., Wells Fargo Bank, National Association, as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, Citizens Bank, N.A., as documentation agent and a lender, and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.24
Amended and Restated Pledge and Security Agreement, dated as of October 11, 2017, by and among the Registrant, the Registrant’s guarantor subsidiaries party thereto and Wells Fargo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.25*
Amended and Restated Guaranty Agreement, dated as of October 11, 2017, by and among the Registrant, the Registrant’s guarantor subsidiaries party thereto and Wells Fargo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.26	Director Compensation Summary Term Sheet.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101	XBRL Documents.
_____________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 7, 2018	By	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 7, 2018	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 7, 2018	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	March 7, 2018	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 7, 2018	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	March 7, 2018	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 7, 2018	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 7, 2018	/s/ James D. Edwards
JAMES D. EDWARDS, Director

Date	March 7, 2018	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	March 7, 2018	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 7, 2018	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director

Date	March 7, 2018	/s/ Rahul Patel
RAHUL PATEL, Director