Form 10-Q
period 2018-03-31
CRAWFORD & CO
filed 2018-05-10
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of April 30, 2018, was as follows:

Class A Common Stock, $1.00 par value: 30,577,075
Class B Common Stock, $1.00 par value: 24,448,104

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2018

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Revenues:

Revenues before reimbursements	$273,104	$267,267
Reimbursements	17,283	12,263
Total Revenues	290,387	279,530

Costs and Expenses:

Costs of services provided, before reimbursements	197,619	192,737
Reimbursements	17,283	12,263
Total costs of services	214,902	205,000

Selling, general, and administrative expenses	61,660	59,992

Corporate interest expense, net of interest income of $423 and $183, respectively	2,564	2,036

Restructuring and special charges	—	605

Total Costs and Expenses	279,126	267,633

Other Income, net	1,135	561

Income Before Income Taxes	12,396	12,458

Provision for Income Taxes	3,966	4,835

Net Income	8,430	7,623

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	139	41

Net Income Attributable to Shareholders of Crawford & Company	$8,569	$7,664

Earnings Per Share - Basic:
Class A Common Stock	$0.16	$0.15
Class B Common Stock	$0.14	$0.13

Earnings Per Share - Diluted:
Class A Common Stock	$0.16	$0.14
Class B Common Stock	$0.14	$0.12

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	31,199	31,409
Class B Common Stock	24,472	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,761	32,248
Class B Common Stock	24,472	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2018	2017

Net Income	$8,430	$7,623

Other Comprehensive Income:
Net foreign currency translation income, net of tax of $0 and $0, respectively	7,540	878

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $938 and $989 respectively	1,629	1,783

Other Comprehensive Income	9,169	2,661

Comprehensive Income	17,599	10,284

Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90)	855

Comprehensive Income Attributable to Shareholders of Crawford & Company	$17,509	$11,139

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$63,956	$54,011
Accounts receivable, less allowance for doubtful accounts of $11,982 and $12,588, respectively	173,554	174,172
Unbilled revenues, at estimated billable amounts	132,915	108,745
Income taxes receivable	4,109	7,987
Prepaid expenses and other current assets	24,651	25,452
Total Current Assets	399,185	370,367
Net Property and Equipment	41,869	41,664
Other Assets:
Goodwill	98,462	96,916
Intangible assets arising from business acquisitions, net	96,224	97,147
Capitalized software costs, net	88,627	89,824
Deferred income tax assets	23,398	24,359
Other noncurrent assets	72,134	67,659
Total Other Assets	378,845	375,905
TOTAL ASSETS	$819,899	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$24,546	$24,641
Accounts payable	41,982	49,303
Accrued compensation and related costs	64,670	75,892
Self-insured risks	11,994	13,407
Income taxes payable	3,193	2,703
Deferred rent	15,839	15,717
Other accrued liabilities	43,740	36,563
Deferred revenues	37,182	37,794
Current installments of long-term debt and capital leases	557	571
Total Current Liabilities	243,703	256,591
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	242,202	200,460
Deferred revenues	24,083	22,515
Accrued pension liabilities	81,550	87,035
Other noncurrent liabilities	27,084	27,596
Total Noncurrent Liabilities	374,919	337,606
Redeemable Noncontrolling Interests	6,447	6,775
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,529 and 31,439 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30,529	31,439
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,448 and 24,502 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24,448	24,502
Additional paid-in capital	54,647	53,170
Retained earnings	267,682	269,686
Accumulated other comprehensive loss	(187,537)	(196,477)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	189,769	182,320
Noncontrolling interests	5,061	4,644
Total Shareholders' Investment	194,830	186,964
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$819,899	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$8,430	$7,623
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	11,440	10,180
Stock-based compensation	1,565	1,296
Accounts receivable, net	2,848	(9,296)
Unbilled revenues, net	(20,180)	(5,729)
Accrued or prepaid income taxes	4,839	2,866
Accounts payable and accrued liabilities	(13,594)	(17,028)
Deferred revenues	239	1,906
Accrued retirement costs	(10,143)	(10,445)
Prepaid expenses and other operating activities	932	(1,888)
Net cash used in operating activities	(13,624)	(20,515)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,141)	(695)
Capitalization of computer software costs	(5,717)	(5,432)
Payments for business acquisitions, net of cash acquired	—	(36,029)
Other investing activities	—	96
Net cash used in investing activities	(10,858)	(42,060)

Cash Flows From Financing Activities:
Cash dividends paid	(3,421)	(3,441)
Payments related to shares received for withholding taxes under stock-based compensation plans	—	(436)
Proceeds from shares purchased under employee stock-based compensation plans	14	37
Repurchases of common stock	(3,925)	—
Increases in short-term and revolving credit facility borrowings	50,408	58,727
Payments on short-term and revolving credit facility borrowings	(10,000)	(5,386)
Payments on capital lease obligations	(125)	(416)
Net cash provided by financing activities	32,951	49,085
Effects of exchange rate changes on cash and cash equivalents	1,476	718
Increase (Decrease) in cash and cash equivalents	9,945	(12,772)
Cash and cash equivalents at beginning of year	54,011	81,569
Cash and cash equivalents at end of period	$63,956	$68,797
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of Common Stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606 adoption	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
(See accompanying notes to condensed consolidated financial statements)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2017	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2017	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	7,664	—	7,664	137	7,801
Other comprehensive income (loss)	—	—	—	—	3,475	3,475	(814)	2,661
Cash dividends paid	—	—	—	(3,441)	—	(3,441)	—	(3,441)
Stock-based compensation	—	—	1,296	—	—	1,296	—	1,296
Common stock activity, net	231	—	(629)	—	—	(398)	—	(398)
Acquisition of noncontrolling interests	—	—	34	—	—	34	(715)	(681)
Cumulative-effect adjustment of ASU 2016-09	—	—	—	692	—	692	—	692
Balance at March 31, 2017	$31,527	$24,690	$48,809	$266,477	$(208,298)	$163,205	$3,989	$167,194
(See accompanying notes to condensed consolidated financial statements)

1)The total net income presented in the consolidated statements of shareholders' investment for the three months ended March 31, 2018 and 2017 excludes $327 and $178 respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended, and the Company's financial position as of, March 31, 2018 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2018 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than as disclosed herein.
Certain prior period amounts among the segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2018 and December 31, 2017, the liabilities of the deferred compensation plan were $9,320,000 and $9,337,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,618,000 and $16,538,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of March 31, 2018 were $10,646,000 and $11,009,000, respectively. Total assets and liabilities of LWI as of December 31, 2017 were $10,083,000 and $10,685,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $8,926,000 and $8,580,000 as of March 31, 2018 and December 31, 2017, respectively.
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

2. Recently Issued Accounting Standards
Adoption of New Accounting Standards
Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update simplify the application of the hedge accounting guidance. The Company has elected to early adopt this ASU for the period ended March 31, 2018, with no impact on its results of operations, financial condition and cash flows. The Company is not currently a party to any derivative contracts.
Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting
In May 2017, the FASB issued ASU 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. The Company adopted this ASU for the period ended March 31, 2018, with no material impact on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance retrospectively for the period ended March 31, 2018 with a resulting reclassification with the service cost component of net periodic pension cost and net periodic postretirement benefit cost continuing to be reflected within the cost of services provided, before reimbursements and selling, general, and administrative expenses line items of the Consolidated Statements of Operations based on where the compensation costs of the pertinent employees are presented and the other components being reclassified within Other Income. This entry resulted in a reclassification of the other components for the quarter ended March 31, 2018 and 2017, to "Other Income, net" of $885,000 and $183,000, respectively.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The update was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The initiative is designed to reduce the complexity in accounting standards. Under the amendment an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this ASU for the period ended March 31, 2018, with no impact to its results of operations, financial condition and cash flows.
Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." The update addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The Company adopted this guidance for the period ended March 31, 2018, with no material impact to the statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" together with its subsequent related amendments in 2015 and 2016, collectively referred to as ASC 606. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition,” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 (“transition date”) using the modified retrospective transition method, and applied the new guidance to contracts not substantially completed at the transition date. As a result of adopting ASC 606, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings.
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets as of January 1, 2018 are as follows:

		Transition Adjustments		Adjusted Balances
(in thousands)	December 31, 2017*	Crawford Claims Solutions	Crawford Specialty Solutions	January 1, 2018
Assets:
Unbilled revenues, at estimated billable amounts	$108,745	$1,150	$—	$109,895
Deferred income tax assets	24,359	(285)	77	24,151
Liabilities:
Deferred revenues (current)	37,794	—	300	38,094
Shareholders' Investment:
Retained earnings	269,686	865	(223)	270,328
* Derived from the audited Consolidated Balance Sheets
The Crawford Claims Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for short term claims loss adjusting service contracts that were in process as of the transition date. The performance obligation for these contracts is satisfied over a short period of time, on average within 30 days. Under ASC 606, revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims. The Crawford Specialty Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for a small number of fixed fee contracts within our Garden City Group service line. There was no transition adjustment for Crawford TPA Solutions: Broadspire.
See Note 3 for further details on the Company's revenue recognition implementation and policies.

Pending Adoption of Recently Issued Accounting Standards
Earning Per Share-Distinguishing Liabilities from Equity-Derivatives and Hedging
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." The ASU Part I changes the classification analysis of certain equity-linked financial instruments with down round features and the related disclosures. Part II of the amendments recharacterizes the indefinite deferral of certain provisions of Topic 480 and do not have an accounting effect. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect this ASU will have on its results of operations, financial condition and cash flows, however, it does not expect any impact.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Financial Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company is updating its inventory of real estate, equipment, and automobile leases for attributes required by this ASU.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three months ended March 31, 2018, reflect the application of the guidance of ASC 606 while the reported results for the three months ended March 31, 2017, were prepared under the guidance of ASC 605.
There was no significant impact to any of the line items within the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets as a result of applying ASC 606 for the three months ended March 31, 2018.
Revenue from Contracts with Customers
Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company's contracts. Generally the Company's accounts receivable are expected to be collected in less than two months, in accordance with the underlying payment terms.
The Company's Crawford Claims Solutions segment generates revenue for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and certain types of personal property. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. The Company also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore revenue is recognized when the customer receives the service requested.
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months ended March 31, 2018. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$38,526	$15,137	$13,102	$10,573	$7,697	$5,407	$90,442

The Company's TPA Solutions: Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.
The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. This service line also provides Risk

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Management Information Services. For non-claim services, revenue is recognized over time as services are provided and control of these services are transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.
The Company's obligation to manage claims under the Claims Management service line can range from less than one year, on a one- or two-year basis or for the lifetime of the claim. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, it would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services could be greater than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing its services and it is customary to invoice service fees when the claim is assigned. The Company considered whether a significant financing component exists and determined that there is not a significant financing component at the contract level.
The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services are recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services are transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2018.

(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$36,706	$3,250	$9,458	$7,919	$390	$57,723
Medical Management Services	42,514	—	—	—	—	42,514
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$79,220	$3,250	$9,458	$7,919	$390	$100,237

The Company's Crawford Specialty Services segment principally generates revenues through its Global Technical Services, Contractor Connection and Garden City Group service lines.

The Global Technical Services service line generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. Contractor Connection generally generates revenue by receiving a fee for each project that is sold by its network of contractors. Revenue is recognized at a point in time once the consumer accepts the contractor’s proposal as Contractor Connection’s performance obligation of referring projects to its contractors has been completed and the Company is entitled to consideration at that time. The contractor takes control of the service upon the consumer’s acceptance of the contractor’s proposal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Garden City Group service line generates revenues by performing legal settlement administration services on behalf of law firms, corporations, government agencies, and courts. The Garden City Group's services include identifying and qualifying class members, handling written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments. Garden City Group further provides back-office business process outsourcing services encompassing fulfillment, mail intake, call center and multimedia outreach solutions, payment distribution, and product recall needs. Revenues for professional services, such as project management and oversight, legal counsel, administrative and information technology systems support, are recognized over time as the performance obligations are satisfied through the effort expended to administer projects and control of these services are transferred to the customer. Professional services are generally billed on a time and expense incurred basis, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. Transaction support services, such as mail intake and payment distribution, are considered stand ready performance obligations and are accounted for as a series of distinct services and recognized over time as control of these services are transferred to the customer. The nature of the performance obligations for these services is a promise that consists of standing ready to provide services, or making services available for a customer to use, as and when the customer decides to do so. Revenues for transaction support services are recognized over time as the performance obligations are satisfied through the effort expended to perform the support services and control of these services are transferred to the customer. Transaction support services are generally billed based on per unit rates, are considered variable consideration, and revenue is recognized at the amount in which we have the right to invoice for services performed. These methods of revenue recognition for professional and transaction support services are the most accurate depiction of the transfer of the legal settlement administration services to the customer.

The following table presents Crawford Specialty Services revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2018.

(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$10,140	$11,015	$6,315	$5,206	$5,556	$6,033	$44,265
Contractor Connection	17,882	2,077	1,822	426	—	—	22,207
Garden City Group	15,447	—	506	—	—	—	15,953
Total Crawford Specialty Solutions Revenues before Reimbursements	$43,469	$13,092	$8,643	$5,632	$5,556	$6,033	$82,425

In the normal course of business, the Company's operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by its customers. The Company controls the promised good or service before it is transferred to its customer, therefore it is a principal in the transaction. These out-of-pocket expenses and associated reimbursements are reported on a gross basis within expenses and revenues, respectively, in the Company's Condensed Consolidated Statements of Operations.

Arrangements with Multiple Performance Obligations
For claims management services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company sells multiple lines of claims processing and different levels of processing depending on the complexity of the claims. The Company typically provides a menu of offerings from which the customer chooses to purchase at their option. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other services or quantities requested by the customer. For example, if the Company provides claims processing for both auto and general liability, those services are priced and delivered independently.
Contract Balances
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts) and contract liabilities (reported as deferred revenues) on the Company’s Condensed Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that we expect and are entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s Condensed Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Crawford TPA Solutions: Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 98% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the three months ended March 31, 2018:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at transition date (current and noncurrent)	$60,609
Q1 2018 Additions	20,250
Revenue Recognized from the Balance at Beginning of Period	(12,440)
Revenue Recognized from Q1 2018 Additions	(7,154)
Balance as of March 31, 2018 (current and noncurrent)	$61,265

Remaining Performance Obligations
As of March 31, 2018, we had $85.4 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.
Costs to Obtain a Contract
The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Condensed Consolidated Balance Sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Practical Expedients Elected
As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component it expects, at contract inception, that the period between a customer’s payment of consideration and the transfer of promised services to the customer will be one year or less.
For claims management and legal settlement administration services that are billed on a time and expense incurred or per unit basis and revenue is recognized over time, the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The Company does not disclose the value of remaining performance obligations for (i) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company estimates that its effective income tax rate for 2018 will be approximately 32.0% after considering known discrete items. The provision for income taxes on consolidated income before income taxes totaled $4.0 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively. The overall effective tax rate decreased to 32.0% for the three months ended March 31, 2018 compared with 38.8% for the 2017 period due to enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changes U.S. federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Company has estimated the impact of the Tax Act incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. The provision for income taxes for the three months ended March 31, 2018 did not reflect any material adjustments to the previously disclosed estimated impact of the Tax Act. As of March 31, 2018 the Company expects the accounting to be completed within the one year measurement period, as allowed under SAB 118.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5. Defined Benefit Pension Plans
Net periodic (benefit) cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 included the following components:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Service cost	$363	$322
Interest cost	5,273	5,564
Expected return on assets	(8,768)	(8,492)
Amortization of actuarial loss	2,610	2,745
Net periodic (benefit) cost	$(522)	$139

During the period ended March 31, 2018, the Company adopted ASU 2017-7 and retrospectively applied the presentation of the service costs and the other components of net periodic service costs in the income statement. For the three months ended March 31, 2018 and 2017, the non-service components of net periodic pension costs of $885,000 and $183,000 of income, respectively, are included in "Other Income, net" on the Condensed Consolidated Statement of Operations. For the period ended March 31, 2018, the Company made contributions of $3,000,000 and $1,381,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $3,000,000 and $1,283,000, respectively, in the comparable 2017 period. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2018; however, the Company expects to make additional contributions of approximately $6,000,000 and $4,200,000 to its U.S. and U.K. plans, respectively during the remainder of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. For the first quarter of 2018 and 2017, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2018		March 31, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,885	$2,263	$2,364	$1,859
Dividends paid	2,198	1,223	2,206	1,235
Net income attributable to common shareholders, basic	$5,083	$3,486	$4,570	$3,094

Denominator:
Weighted-average common shares outstanding, basic	31,199	24,472	31,409	24,690
Earnings per share - basic	$0.16	$0.14	$0.15	$0.13
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2018		March 31, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,907	$2,241	$2,392	$1,831
Dividends paid	2,198	1,223	2,206	1,235
Net income attributable to common shareholders, diluted	$5,105	$3,464	$4,598	$3,066

Denominator:
Weighted-average common shares outstanding, basic	31,199	24,472	31,409	24,690
Weighted-average effect of dilutive securities	562	—	839	—
Weighted-average common shares outstanding, diluted	31,761	24,472	32,248	24,690
Earnings per share - diluted	$0.16	$0.14	$0.14	$0.12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Shares underlying stock options excluded	1,039	559
Performance stock grants excluded because performance conditions have not been met (1)	845	431

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2018 and March 31, 2017. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during either of these periods.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
CRD-A issued under Non-Employee Director Stock Plan	99	80
CRD-A issued under the U.K. ShareSave Scheme	3	2
CRD-A issued under the Executive Stock Bonus Plan	—	149
Effective July 29, 2017, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At March 31, 2018, the Company had remaining authorization to repurchase 600,825 shares under the 2017 Repurchase Authorization.
During the three months ended March 31, 2018, the Company repurchased 1,011,958 shares of CRD-A and 53,888 shares of CRD-B at an average cost of $8.28 and $8.96, respectively. During the three months ended March 31, 2017 the Company did not repurchase any shares of CRD-A or CRD-B.
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

	Three months ended March 31, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,320)	$(170,157)	$(196,477)
Other comprehensive income before reclassifications	7,311	—	7,311
Amounts reclassified from accumulated other comprehensive income	—	1,629	1,629
Net current period other comprehensive income	7,311	1,629	8,940
Ending balance	$(19,009)	$(168,528)	$(187,537)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Three months ended March 31, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	1,692	—	1,692
Amounts reclassified from accumulated other comprehensive income	—	1,783	1,783
Net current period other comprehensive income	1,692	1,783	3,475
Ending balance	$(31,757)	$(176,541)	$(208,298)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Income (Expense), net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 5, "Defined Benefit Pension Plans" for additional details.

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

8. Fair Value Measurements
The following table presents the Company's assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

Fair Value Measurements at March 31, 2018
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,193	$10,193	$—	$—

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months ended March 31, 2018. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months ended March 31, 2018 and 2017 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Revenues:
Crawford Claims Solutions	$90,442	$83,148
Crawford TPA Solutions: Broadspire	100,237	96,326
Crawford Specialty Solutions	82,425	87,793
Total segment revenues before reimbursements	273,104	267,267
Reimbursements	17,283	12,263
Total revenues	$290,387	$279,530

Segment Operating Earnings
Crawford Claims Solutions	$715	$2,434
Crawford TPA Solutions: Broadspire	7,824	7,968
Crawford Specialty Solutions	10,451	8,352
Total segment operating earnings	18,990	18,754

Deduct:
Unallocated corporate and shared (costs) and credits, net	(815)	(461)
Net corporate interest expense	(2,564)	(2,036)
Stock option expense	(450)	(417)
Amortization of customer-relationship intangible assets	(2,765)	(2,777)
Restructuring and special charges	—	(605)
Income before income taxes	$12,396	$12,458
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its three operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company reported in its 2017 Form 10-K a subsequent event about an anticipated realignment of operating segment manager responsibilities subsequent to December 31, 2017. The Company has realigned its operating segments by moving to a global service line reporting structure consisting of Crawford Claims Solutions, which is comprised of Claims Field Operations, WeGoLook and Catastrophe Services service lines previously reported within the U.S. Services and International segments based on geography and responsibility, Crawford TPA Solutions: Broadspire, which is comprised of the previously reported Broadspire segment and third party administration services within the International segment, and Crawford Specialty Solutions, which is comprised of the previously reported Garden City Group segment and the Global Technical Services and Contractor Connection service lines within U.S. Services and International segments based on geography and responsibility.
Revenues before reimbursements by major service line in the Crawford TPA Solutions: Broadspire segment and the Crawford Specialty Solutions segment are shown in the following table. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Crawford TPA Solutions: Broadspire
Claims Management	$57,723	$55,759
Medical Management Services	42,514	40,567
Total Revenues before Reimbursements--Crawford TPA Solutions: Broadspire	$100,237	$96,326
Crawford Specialty Solutions
Global Technical Services	$44,265	$40,704
Contractor Connection	22,207	27,141
Garden City Group	15,953	19,948
Total Revenues before Reimbursements--Crawford Specialty Solutions	$82,425	$87,793

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2018, the aggregate committed amount of letters of credit outstanding under the credit facility was $14,229,000.
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

11. Restructuring and Special Charges
The Company reported no restructuring and special charges for the three months ended March 31, 2018. Total restructuring charges for the three months ended March 31, 2017 were $605,000. The Company recorded no special charges for the three months ended March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restructuring charges for the three months ended March 31, 2017 of $605,000 were incurred for the implementation and phase in of the Company's Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers") and other restructuring charges for asset impairments and lease termination costs.
The following table shows the restructuring charges incurred by type of activity:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Implementation and phase-in of the Centers	$—	$157
Asset impairments and lease termination costs	—	448
Total restructuring charges	$—	$605

Costs associated with the Centers were primarily for professional fees and severance costs. Asset impairments and lease termination costs were incurred for obsolete software and the exiting of certain leased facilities.
As of March 31, 2018, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these costs to March 31, 2018 were as follows:

	Three months ended March 31, 2018
(in thousands)	Deferred rent		Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2017	$2,846		$4,782	$1,785	$9,413
Additions	—	—	—	—	—
Adjustments to accruals	(322)		—	—	(322)
Cash payments	—		(3,447)	(375)	(3,822)
Ending balance, March 31, 2018	$2,524		$1,335	$1,410	$5,269

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 7, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Atlanta, Georgia
May 10, 2018

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	the project-based nature of the Garden City Group service line in our Crawford Specialty Solutions segment, including associated fluctuations in revenue,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	our ability to achieve projected levels of efficiencies and cost savings from our Global Business Services Center in the Philippines and our Global Technology Services Center in India (the "Centers"),

•	regulatory changes related to funding of defined benefit pension plans,

•	our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S.,including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in market conditions or legislation (including judicial interpretation thereof) relating to class actions, which may make it more difficult for plaintiffs to bring such actions,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2018 and 2017, and as of March 31, 2018, and December 31, 2017, contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2017. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
Subsequent to December 31, 2017, the Company has realigned its operating segments by moving to a global service line reporting structure consisting of Crawford Claims Solutions, which is comprised of Claims Field Operations, WeGoLook and Catastrophe Services service lines previously reported within the U.S. Services and International segments based on geography and responsibility, Crawford TPA Solutions: Broadspire, which is comprised of the previously reported Broadspire segment and third party administration services within the International segment, and Crawford Specialty Solutions, which is comprised of the previously reported Garden City Group segment and the Global Technical Services and Contractor Connection service lines within U.S. Services and International segments based on geography and responsibility.
As discussed in more detail in subsequent sections of this MD&A, our three operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Crawford Claims Solutions serves the global property and casualty insurance markets. Crawford TPA Solutions: Broadspire serves the self-insurance marketplace on a global basis. Crawford Specialty Solutions serves the global property and casualty insurance markets, and the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.
Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and trust fund administration to pay their claims. Our Contractor Connection service line provides a managed contractor network to insurance carriers and consumer markets. Our Garden City Group service line provides legal settlement administration services related to class action settlements, mass tort claims and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.
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

We typically earn our revenues on an individual fee-per-claim basis for claims management services that we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.
The legal settlement administration market within which our Garden City Group service line operates is highly competitive but is comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services is largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, the volume of mass torts and general economic conditions. Our revenues for legal settlement administration services are largely project-based.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased $5.8 million, or 2.2%, for the three months ended March 31, 2018, compared with the same period of 2017. The increase in revenues for the first quarter was due to increases in revenues in our Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments, partially offset by a decrease in revenues in our Crawford Specialty Solutions segment. The decrease in revenues in the Crawford Specialty Solutions segment was primarily due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $6.0 million reduction for the three months ended March 31, 2018 as compared to the prior year period. However, this change had no impact to operating earnings. Changes in foreign exchange rates increased our revenues by $7.0 million for the three months ended March 31, 2018 as compared to the prior year period.
Costs of services provided, before reimbursements, increased $4.9 million, or 3% ,for the three months ended March 31, 2018, compared with the same period of 2017. This increase was primarily due to an increase in compensation costs in our Crawford Claims Solutions segment and an increase in non-employee labor costs in our Crawford Specialty Solutions segment.
Selling, general, and administrative ("SG&A") expenses were 3% higher in the first quarter of 2018 compared with the same period of 2017. The increase for the three months ended March 31, 2018 was due to an increase in compensation costs and professional fees in the 2018 first quarter compared with the 2017 period.
During the three months ended March 31, 2018, we recorded no restructuring and special charges, and for the same period of 2017, we recorded $0.6 million of restructuring charges. Restructuring charges were incurred for the implementation and phase in of our Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers") and other restructuring charges for asset impairments and lease termination costs in 2017. The Company recorded no special charges for the three months ended March 31, 2018 and 2017.
Operating Earnings of our Operating Segments
We believe that a discussion and analysis of the segment operating earnings of our three operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting." Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation and certain compensation decisions.
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
Administrative functions such as finance, human resources, information technology, quality and compliance, exist in both a centralized shared-service arrangement and within certain operations. Each of these functions are managed by centralized management and we allocate the costs of those services to the segments as indirect costs based on usage.

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
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, and restructuring and special charges follows the discussion and analysis of the results of operations of our three operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported on a gross basis within reporting revenues and expenses, respectively, in our Condensed Consolidated Statements of Operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited Condensed Consolidated Statements of Operations.
Our segment results are impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our segment operations.
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
Costs of administrative functions, including direct compensation, payroll taxes, and benefits, are managed centrally and considered indirect costs. The allocated indirect costs of our shared-services infrastructure are allocated to each segment based on usage and reflected within "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" of each segment.
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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three months ended
(in thousands, except percentages)	March 31, 2018	March 31, 2017	% Change
Revenues:
Crawford Claims Solutions	$90,442	$83,148	8.8%
Crawford TPA Solutions: Broadspire	100,237	96,326	4.1%
Crawford Specialty Solutions	82,425	87,793	(6.1)%
Total revenues, before reimbursements	273,104	267,267	2.2%
Reimbursements	17,283	12,263	40.9%
Total Revenues	$290,387	$279,530	3.9%

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$60,948	$55,468	9.9%
% of related revenues before reimbursements	67.4%	66.7%
Crawford TPA Solutions: Broadspire	58,718	55,590	5.6%
% of related revenues before reimbursements	58.6%	57.7%
Crawford Specialty Solutions	43,386	41,521	4.5%
% of related revenues before reimbursements	52.6%	47.3%
Total	$163,052	$152,579	6.9%
% of Revenues before reimbursements	59.7%	57.1%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$28,779	$25,246	14.0%
% of related revenues before reimbursements	31.8%	30.4%
Crawford TPA Solutions: Broadspire	33,695	32,768	2.8%
% of related revenues before reimbursements	33.6%	34.0%
Crawford Specialty Solutions	28,588	37,920	(24.6)%
% of related revenues before reimbursements	34.7%	43.2%
Total before reimbursements	91,062	95,934	(5.1)%
% of Revenues before reimbursements	33.3%	35.9%
Reimbursements	17,283	12,263	40.9%
Total	$108,345	$108,197	0.1%
% of Revenues	37.3%	38.7%
Operating Earnings:
Crawford Claims Solutions	$715	$2,434	(70.6)%
% of related revenues before reimbursements	0.8%	2.9%
Crawford TPA Solutions: Broadspire	7,824	7,968	(1.8)%
% of related revenues before reimbursements	7.8%	8.3%
Crawford Specialty Solutions	10,451	8,352	25.1%
% of related revenues before reimbursements	12.7%	9.5%
Add (Deduct):
Unallocated corporate and shared (costs) and credits, net	(815)	(461)	76.8%
Net corporate interest expense	(2,564)	(2,036)	25.9%
Stock option expense	(450)	(417)	7.9%
Amortization of customer-relationship intangible assets	(2,765)	(2,777)	(0.4)%
Restructuring and special charges	—	(605)	(100.0)%
Income before income taxes	12,396	12,458	(0.5)%
Provision for income taxes	(3,966)	(4,835)	(18.0)%
Net income	8,430	7,623	10.6%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	139	41	10.6%
Net income attributable to shareholders of Crawford & Company	$8,569	$7,664	11.8%

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Operating earnings in our Crawford Claims Solutions segment decreased to $0.7 million, or 0.8% of revenues before reimbursements, for the three months ended March 31, 2018 compared with 2017 first quarter operating earnings of $2.4 million, or 2.9% of revenues before reimbursements. The decrease in operating earnings in the 2018 first quarter resulted from increased compensation costs from weather related activity in the U.S. and an increase in administrative support costs compared to the 2017 first quarter.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2017
(in thousands, except percentages)	March 31, 2018	March 31, 2017	Variance	March 31, 2018	Variance
U.S.	$38,526	$36,312	6.1%	$38,526	6.1%
U.K.	15,137	14,043	7.8%	13,881	(1.2)%
Canada	13,102	11,537	13.6%	12,423	7.7%
Australia	10,573	9,999	5.7%	10,133	1.3%
Europe	7,697	7,397	4.1%	7,004	(5.3)%
Rest of World	5,407	3,860	40.1%	5,246	35.9%
Total Crawford Claims Solutions Revenues before Reimbursements	$90,442	$83,148	8.8%	$87,213	4.9%
Revenues before reimbursements from our Crawford Claims Solutions segment totaled $90.4 million in the three months ended March 31, 2018 compared with $83.1 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 3.9%, or $3.2 million for the three months ended March 31, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $87.2 million for the three months ended March 31, 2018. Overall case volumes increased 2.4% for the three months ended March 31, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 14.0% revenue increase for the three months ended March 31, 2018 compared with the same period in 2017 due to a reduction in high-frequency, low-complexity cases.
There was an increase in revenues in the U.S. for the three months ended March 31, 2018 compared with the 2017 period due to an increase in weather related case activity in the current period and cases received from the 2017 hurricanes. Based on constant foreign exchange rates, there was a slight decrease in revenues in the U.K. for the three months ended March 31, 2018 compared with the 2017 period due to a reduction in high-frequency, low-complexity property cases that existed in 2017. Revenues in Canada increased in the first quarter compared with the 2017 period due to an increase in weather related case activity. There was a slight revenue increase in Australia due to a change in the mix of services provided. The revenue decrease in Europe was due to reductions in Scandinavia and Spain. The increase in revenues in Rest of World for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to an increase in weather related cases in the Philippines and certain other operations in Asia and Latin America, partially offset by a decrease in high-frequency, low-complexity cases.
Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $0.5 million and $10.1 million of revenues in the three months ended March 31, 2018 and 2017, respectively, representing a 11.5% negative variance in Crawford Claim Solutions revenues. This project is substantially complete.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment increased to $4.8 million for the three months ended March 31, 2018, from $4.0 million in the comparable 2017 period. This increase was the result of the higher revenues in the 2018 period, primarily in the U.S. related to increased weather related activity.

Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2018	March 31, 2017	Variance
U.S.	77,476	72,024	7.6%
U.K.	13,489	14,337	(5.9)%
Canada	9,935	8,548	16.2%
Australia	8,857	12,558	(29.5)%
Europe	12,983	11,924	8.9%
Rest of World	6,205	6,491	(4.4)%
Total Crawford Claims Solutions Cases Received	128,945	125,882	2.4%

Overall case volumes were 2.4% higher in the three months ended March 31, 2018 compared with the same period in 2017. The increase in U.S. case volumes was due to an increase in weather related activity and an increase in high-frequency, low-complexity property cases. The U.K. case volumes were lower in the 2018 period due to a reduction in high-frequency, low-complexity property cases. The increase in Canada was due to an increase in weather related cases in the 2018 period. The decrease in Australia cases was due to a decline in high-frequency, low-complexity property cases that were present in the prior year. The increase in cases in Europe was due to increases in high-frequency, low-complexity cases in the Netherlands and Germany. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity cases in Asia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 67.4% for the three months ended March 31, 2018 compared with 66.7% for the 2017 period. The increase in expenses as a percent of revenues was due to higher costs of labor for staff working on weather related claims in the U.S. in the 2018 period. The total dollar amount of these expenses increased to $60.9 million for the three months ended March 31, 2018 from $55.5 million for the comparable 2017 period, due to the increase in revenues and the change in exchange rates. There was an average of 3,028 full-time equivalent employees in this segment in the three months ended March 31, 2018 compared with an average of 3,050 in the 2017 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $28.8 million for the three months ended March 31, 2018 compared with $25.2 million for the 2017 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.8% for the three months ended March 31, 2018 compared with 30.4% for the 2017 period. The increase was primarily due to an increase in administrative support costs.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT
Our Crawford TPA Solutions: Broadspire segment reported operating earnings of $7.8 million, or 7.8% of revenues before reimbursements, for the first quarter of 2018, compared with $8.0 million, or 8.3% of revenues before reimbursements, for the first quarter of 2017. The decrease in operating earnings in the 2018 first quarter resulted from an increase in administrative support costs compared to the 2017 first quarter.

Revenues before Reimbursements
Crawford TPA Solutions: Broadspire revenues are from the self-insured markets in the U.S., U.K., Canada, Europe, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2017
(in thousands, except percentages)	March 31, 2018	March 31, 2017	Variance	March 31, 2018	Variance
U.S.	$79,220	$76,979	2.9%	$79,220	2.9%
U.K.	3,250	3,043	6.8%	2,982	(2.0)%
Canada	9,458	8,111	16.6%	8,964	10.5%
Europe	7,919	7,854	0.8%	7,272	(7.4)%
Rest of World	390	339	15.0%	375	10.6%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$100,237	$96,326	4.1%	$98,813	2.6%
Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $100.2 million in the three months ended March 31, 2018 compared with $96.3 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions: Broadspire segment revenues by approximately 1.5%, or $1.4 million for the three months ended March 31, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $98.8 million for the three months ended March 31, 2018. Overall case volumes decreased 5.6% for the three months ended March 31, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for an 8.2% revenue increase for the three months ended March 31, 2018 compared with the same period in 2017.
The increase in revenues in the U.S. for the three months ended March 31, 2018 compared with the 2017 period was primarily due to the increase in new Claims Management clients, partially offset by a decrease in high-frequency, low-complexity Disability and Affinity cases. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the three months ended March 31, 2018 compared with the 2017 period was primarily due to a reduction in cases received from existing clients. Revenues in Canada increased in the first quarter compared with the 2017 period due to a change in the mix of services provided and an increase in new clients in the 2018 quarter. The revenue decrease in Europe was due to a reduction in high-frequency, low-complexity cases in Belgium and Scandinavia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment were $2.5 million for the three months ended March 31, 2018 compared with $2.1 million in the 2017 period. This increase was due to the increase in revenues.
Case Volume Analysis
Crawford TPA Solutions: Broadspire unit volumes by geographic region as measured by cases received, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2018	March 31, 2017	Variance
U.S.	125,107	128,221	(2.4)%
U.K.	11,186	11,779	(5.0)%
Canada	18,194	20,341	(10.6)%
Europe	49,477	55,712	(11.2)%
Rest of World	105	138	(23.9)%
Total Crawford TPA Solutions: Broadspire Cases Received	204,069	216,191	(5.6)%

Overall case volumes were 5.6% lower in the three months ended March 31, 2018 compared with the same period in 2017. The reduction in cases in the U.S. was due to a decrease in Disability and Affinity cases compared to the prior year period. The U.K. case volumes were lower in the 2018 period due to an overall reduction in cases received from existing clients. The decrease in Canada was due to a decrease in high-frequency, low-complexity auto appraisal cases in the 2018 period. The decrease in cases in Europe was due to decreases in Belgium and Scandinavia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, 2018, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 57.7% in 2017 to 58.6% in 2018. The amount of these expenses increased from $55.6 million for the three months ended March 31, 2017 to $58.7 million for the 2018 comparable period. The increase in both the amounts and the percent of revenues was due to an increase in compensation and related benefits, an increase in employees, and the change in exchange rates in 2018.
Average full-time equivalent employees in this segment totaled 3,083 in the first three months of 2018, up from 2,894 in the comparable 2017 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions: Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.6% for the three months ended March 31, 2018, compared with 34.0% in the comparable 2017 period. The decrease in expenses as a percentage of revenues in the 2018 period was due to operational efficiency gains in 2018. The amount of these expenses increased from $32.8 million in the three months ended March 31, 2017 to $33.7 million for the comparable 2018 period, due to the increased revenues and the change in exchange rates.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $10.5 million for the three months ended March 31, 2018 as compared with operating earnings of $8.4 million in the comparable 2017 period. The related segment operating margin increased from 9.5% for the quarter ended March 31, 2017 to 12.7% in the comparable 2018 period. The increase was due to a reduction in advertising costs during 2018 in our Contractor Connection service line, partially offset by a decline in our Garden City Group service line.
Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2017
(in thousands, except percentages)	March 31, 2018	March 31, 2017	Variance	March 31, 2018	Variance
U.S.	$43,469	$43,519	(0.1)%	$43,469	(0.1)%
U.K.	13,092	20,259	(35.4)%	12,138	(40.1)%
Canada	8,643	7,917	9.2%	8,207	3.7%
Australia	5,632	5,803	(2.9)%	5,399	(7.0)%
Europe	5,556	4,557	21.9%	4,897	7.5%
Rest of World	6,033	5,738	5.1%	5,922	3.2%
Total Crawford Specialty Solutions Revenues before Reimbursements	$82,425	$87,793	(6.1)%	$80,032	(8.8)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $82.4 million in the three months ended March 31, 2018 compared with $87.8 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 2.7%, or $2.4 million for the three months ended March 31, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $80.0 million for the three months ended March 31, 2018.
There was a change in the U.K. contractor repair business operating model where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $6.0 million reduction, or 6.9% negative variance in Crawford Specialty Solutions revenues. This change had no impact to operating earnings.
Overall case volumes were 0.3% higher for the three months ended March 31, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 2.2% revenue decrease for the three months ended March 31, 2018 compared with the same period in 2017.
There was a slight decrease in revenues in the U.S. for the three months ended March 31, 2018 compared with the 2017 period. This was due to a decrease in our Garden City Group service line, partially offset by increases in our Global Technical Services and Contractor Connection service lines due to an increase in weather related activity. The decrease in revenues in the U.K. for the three months ended March 31, 2018 compared with the 2017 period was primarily due to the change in U.K. Contractor Connection operating model discussed above. Revenues in Canada increased in the first quarter compared with the 2017 period due to an increase in Global Technical Services due to weather-related cases in the 2018 quarter. There was a revenue decrease in Australia due to a decrease in weather-related activity in the current year. The revenue increase in Europe was due to an increase in the Netherlands and the change in exchange rates. The increase in revenues in Rest of World was primarily due to an increase in Singapore.
Garden City Group revenues, primarily derived in the U.S., declined in the three months ended March 31, 2018 compared with the prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project in the 2018 period. We expect activity on this special project to continue through the remainder of 2018, although at further reduced rates as compared with 2017. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects and were $10.0 million in the 2018 first quarter compared with $6.2 million in the comparable period in 2017. The increase was due to increased use of third parties on projects in the Garden City Group service line and increased weather related case activity.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
(whole numbers, except percentages)	March 31, 2018	March 31, 2017	Variance
U.S.	55,870	56,611	(1.3)%
U.K.	3,649	4,088	(10.7)%
Canada	16,404	15,581	5.3%
Australia	2,273	1,926	18.0%
Europe	4,426	3,384	30.8%
Rest of World	4,370	5,146	(15.1)%
Total Crawford Specialty Solutions	86,992	86,736	0.3%
Overall case volumes were 0.3% higher in the three months ended March 31, 2018 compared with the same period in 2017. The decrease in U.S. case volumes was due to a slight decrease in high-frequency, low-complexity cases in Contractor Connection and Global Technical Services. The U.K. case volumes were lower in the 2018 period due to a reduction in high-frequency, low-complexity property cases. The increase in Canada was due to an increase in weather related cases in our Global Technical Services service line in the 2018 period. The increase in Australia cases was due to an increase in high-frequency, low-complexity cases in Contractor Connection, partially offset by a reduction in weather related case activity. The increase in cases in Europe was due to increases in Global Technical Services in the Netherlands and Germany. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity cases in Brazil.
Garden City Group services are generally project based and not denominated by individual claims and therefore not included in the table above. Depending upon the nature of projects and their respective stages of completion, the volume of transactions or tasks performed by us in any period can vary, sometimes significantly.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 52.6% in the 2018 first quarter compared with 47.3% in the 2017 first quarter. The dollar amount of these expenses was $43.4 million for the 2018 first quarter and $41.5 million for the comparable 2017 period. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been 49.1% in the 2018 first quarter. The increase in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues before reimbursements was due to excess capacity resulting from a decrease in employee utilization in the Garden City Group service line in the 2018 period. There was an average of 1,717 full-time equivalent employees in Crawford Specialty Solutions in the 2018 period, compared with an average of 1,763 in the 2017 period, decreasing as a result of decreased activity from the Garden City Group special project referenced above.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of related revenues before reimbursements were 34.7% and 43.2% for the three months ended March 31, 2018 and 2017 respectively. Expenses decreased by 4.4% due to the change in the operating model in the U.K. contractor repair business discussed above. The dollar amount of these expenses decreased to $28.6 million in the 2018 first quarter as compared with $37.9 million in the 2017 first quarter. This decrease was due to the change in the operating model in the U.K. contractor repair business and a reduction in advertising costs in our Contractor Connection service line during 2018.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2018 will be approximately 32% after considering known discrete items.

The provision for income taxes on consolidated income totaled $4.0 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively. The overall effective tax rate decreased to 32.0% for the three months ended March 31, 2018 compared with 38.8% for the 2017 period due to enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changes U.S. federal income tax law.  The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.0 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. Interest income totaled $423,000 and $183,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense in 2018 was due to higher average borrowings and an increase in interest rates.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $450,000 was recognized during the three months ended March 31, 2018, compared with $417,000 for the 2017 period.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for both the three months ended March 31, 2018 and 2017. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2018 and 2017, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $0.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The slight increase for the three months ended March 31, 2018 was due to an increase in unallocated professional fees, partially offset by decreases in self-insurance expenses and defined benefit pension expense.
Restructuring and Special Charges
During the three months ended March 31, 2018 we recorded no restructuring and special charges, and for the same period of 2017 we recorded $0.6 million of restructuring charges.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2018, our working capital balance (current assets less current liabilities) was approximately $155.5 million, an increase of $41.7 million from the working capital balance at December 31, 2017. Our cash and cash equivalents were $64.0 million at March 31, 2018, compared with $54.0 million at December 31, 2017.

Cash and cash equivalents as of March 31, 2018 consisted of $25.9 million held in the U.S. and $38.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.
We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, we do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition.
No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time. The ultimate tax impact related to the Tax Act may differ, possibly materially, due to further refinement of our calculations, changes in interpretation and assumptions, or issuance of additional guidance issued by the relevant tax authorities and we will continue to refine these estimates and our indefinite reinvestment assertion during 2018 in accordance with SAB 118.

Cash Used in Operating Activities
Cash used in operating activities was $13.6 million for the three months ended March 31, 2018, compared with $20.5 million of cash used in the comparable period of 2017. The decrease in cash used in operating activities was primarily due to decreases in accrued compensation and bonus payments, tax and self insurance payments, partially offset by an increase in unbilled receivables. During the 2018 first quarter the Company received an income tax refund of $3.9 million related to 2017 estimated tax payments.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $10.9 million for the three months ended March 31, 2018 compared with $42.1 million in the first three months of 2017. This decrease was due to $36.0 million for the acquisition of WeGoLook in 2017, partially offset by $3.6 million in costs paid for the consolidation and relocation of our Atlanta Support Center in the 2018 first quarter.
Cash Provided by Financing Activities
Cash provided by financing activities was $33.0 million for the three months ended March 31, 2018 compared with $49.1 million for the 2017 period. We paid $3.4 million in dividends in both the three-month periods ended March 31, 2018 and 2017. During the first three months of 2018, we increased our short-term borrowings and book overdraft, net, by $40.4 million, compared with a increase during the first three months of 2017 of $53.3 million due to lower working capital requirements in the 2018 period.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $14.2 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $166.0 million at March 31, 2018. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $267.3 million as of March 31, 2018 compared with $225.7 million at December 31, 2017.

Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $85.8 million and overfunded by $34.7 million, respectively, at December 31, 2017 based on accumulated benefit obligations of $474.6 million and $249.4 million for the U.S. Qualified Plan and the U.K. plans, respectively.
For the three-month period ended March 31, 2018, the Company made contributions of $3.0 million and $1.4 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $3.0 million and $1.3 million, respectively, in the comparable periods of 2017. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2018; however, the Company expects to make additional contributions of approximately $6.0 million and $4.2 million to its U.S. and U.K. plans respectively, during the remainder of 2018. Anticipated funding for the other international plans is not material.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2018, we paid $3.4 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 compared with our Condensed Consolidated Balance Sheet as of December 31, 2017 were as follows:

•
Unbilled revenues increased $24.2 million, or $21.7 million excluding foreign currency exchange impacts. This increase was primarily due to increases in the Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments when compared with December 31, 2017 balances.

•
Accounts payable and accrued liabilities decreased $11.1 million, or $13.6 million excluding foreign exchange impacts and other adjustments. The decrease was due to lower accrued compensation and incentive compensation, accrued self insurance costs, and accounts payable.

At March 31, 2018, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
New Accounting Standards Adopted
Additional information related to adoption of accounting standards is provided in Notes 2 and 3 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

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
As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at providing reasonable assurance that all information relating to the Company (including its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported in a timely manner.
Changes in Internal Control over Financial Reporting
We have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in July 2017, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.
The table below sets forth the repurchases of CRD-A and CRD-B by the Company during each month in the quarter ended March 31, 2018. As of March 31, 2018, the Company was authorized to repurchase 600,825 shares under the 2017 Repurchase Authorization after repurchasing 1,065,846 shares since December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2017				1,666,671
January 1, 2018 - January 31, 2018
CRD-A	75,000	$8.46	75,000
CRD-B	22,869	$9.01	22,869
Totals as of January 31, 2018				1,568,802
February 1, 2018 - February 28, 2018
CRD-A	75,000	$8.71	75,000
CRD-B	14,192	$8.99	14,192
Totals as of February 28, 2018				1,479,610
March 1, 2018 - March 31, 2018
CRD-A	861,958	$8.22	861,958
CRD-B	16,827	$8.88	16,827
Totals as of March 31, 2018	1,065,846		1,065,846	600,825

Item 6. Exhibits

Exhibit
No.	Description
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

10.1	Employment Agreement between Kieran Rigby and GAB Robins UK limited, dated December 1, 2014

15	Letter of Ernst & Young LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company (Registrant)

Date:	May 10, 2018	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)