Form 10-Q
period 2018-06-30
CRAWFORD & CO
filed 2018-08-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of July 31, 2018, was as follows:

Class A Common Stock, $1.00 par value: 30,741,134
Class B Common Stock, $1.00 par value: 24,448,104

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2018

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2018	2017
Revenues:

Revenues before reimbursements	$279,044	$269,247
Reimbursements	14,165	14,725
Total Revenues	293,209	283,972

Costs and Expenses:

Costs of services provided, before reimbursements	197,523	186,471
Reimbursements	14,165	14,725
Total costs of services	211,688	201,196

Selling, general, and administrative expenses	64,000	57,327

Corporate interest expense, net of interest income of $749 and $224, respectively	2,440	2,114

Restructuring and special charges	—	6,782

Loss on disposition of business line	17,795	—

Total Costs and Expenses	295,923	267,419

Other Income, net	747	532

(Loss) Income Before Income Taxes	(1,967)	17,085

Provision for Income Taxes	461	6,812

Net (Loss) Income	(2,428)	10,273

Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	3	(72)

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(2,425)	$10,201

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.04)	$0.19
Class B Common Stock	$(0.06)	$0.17

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.04)	$0.19
Class B Common Stock	$(0.06)	$0.17

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,580	31,394
Class B Common Stock	24,448	24,678

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,580	32,119
Class B Common Stock	24,448	24,678

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017
Revenues:

Revenues before reimbursements	$552,148	$536,514
Reimbursements	31,448	26,988
Total Revenues	583,596	563,502

Costs and Expenses:

Costs of services provided, before reimbursements	395,142	379,208
Reimbursements	31,448	26,988
Total costs of services	426,590	406,196

Selling, general, and administrative expenses	125,660	117,319

Corporate interest expense, net of interest income of $1,172 and $407, respectively	5,004	4,150

Restructuring and special charges	—	7,387

Loss on disposition of business line	17,795	—

Total Costs and Expenses	575,049	535,052

Other Income, net	1,882	1,093

Income Before Income Taxes	10,429	29,543

Provision for Income Taxes	4,427	11,647

Net Income	6,002	17,896

Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	142	(31)

Net Income Attributable to Shareholders of Crawford & Company	$6,144	$17,865

Earnings Per Share - Basic:
Class A Common Stock	$0.13	$0.34
Class B Common Stock	$0.09	$0.30

Earnings Per Share - Diluted:
Class A Common Stock	$0.13	$0.33
Class B Common Stock	$0.09	$0.29

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,888	31,401
Class B Common Stock	24,460	24,684

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,470	32,181
Class B Common Stock	24,460	24,684

Cash Dividends Per Share:
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.10	$0.10
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Unaudited

	Three Months Ended June 30,
(In thousands)	2018	2017

Net (Loss) Income	$(2,428)	$10,273

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) income, net of tax of $0 and $0, respectively	(6,143)	653

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $689 and $990, respectively	2,073	1,750

Other Comprehensive (Loss) Income	(4,070)	2,403

Comprehensive (Loss) Income	(6,498)	12,676

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	36	(202)

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(6,462)	$12,474

	Six Months Ended June 30,
(In thousands)	2018	2017

Net Income	$6,002	$17,896

Other Comprehensive Income:
Net foreign currency translation income net of tax of $0 and $0, respectively	1,397	1,531

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,627 and $1,979, respectively	3,702	3,533

Other Comprehensive Income	5,099	5,064

Comprehensive Income	11,101	22,960

Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(54)	653

Comprehensive Income Attributable to Shareholders of Crawford & Company	$11,047	$23,613

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$46,323	$54,011
Accounts receivable, less allowance for doubtful accounts of $9,445 and $12,588, respectively	143,330	174,172
Unbilled revenues, at estimated billable amounts	121,969	108,745
Income taxes receivable	3,086	7,987
Prepaid expenses and other current assets	29,786	25,452
Total Current Assets	344,494	370,367
Net Property and Equipment	36,182	41,664
Other Assets:
Goodwill	97,503	96,916
Intangible assets arising from business acquisitions, net	92,767	97,147
Capitalized software costs, net	75,629	89,824
Deferred income tax assets	28,235	24,359
Other noncurrent assets	77,958	67,659
Total Other Assets	372,092	375,905
TOTAL ASSETS	$752,768	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$29,808	$24,641
Accounts payable	40,942	49,303
Accrued compensation and related costs	56,834	75,892
Self-insured risks	15,837	13,407
Income taxes payable	3,780	2,703
Deferred rent	14,315	15,717
Other accrued liabilities	39,391	36,563
Deferred revenues	34,916	37,794
Current installments of long-term debt and capital leases	201	571
Total Current Liabilities	236,024	256,591
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	195,120	200,460
Deferred revenues	22,804	22,515
Accrued pension liabilities	76,543	87,035
Other noncurrent liabilities	28,928	27,596
Total Noncurrent Liabilities	323,395	337,606
Redeemable Noncontrolling Interests	6,140	6,775
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,598 and 31,439 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30,598	31,439
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,448 and 24,502 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24,448	24,502
Additional paid-in capital	56,677	53,170
Retained earnings	261,894	269,686
Accumulated other comprehensive loss	(191,574)	(196,477)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	182,043	182,320
Noncontrolling interests	5,166	4,644
Total Shareholders' Investment	187,209	186,964
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$752,768	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$6,002	$17,896
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	22,640	20,358
Deferred income taxes	(525)	—
Stock-based compensation	3,355	3,405
Loss on disposition of business line	17,795	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(539)	(12,192)
Unbilled revenues, net	(28,346)	(10,899)
Accrued or prepaid income taxes	775	4,078
Accounts payable and accrued liabilities	(19,985)	(24,626)
Deferred revenues	(390)	(658)
Accrued retirement costs	(12,932)	(10,409)
Prepaid expenses and other operating activities	(6,549)	(3,312)
Net cash used in operating activities	(18,699)	(16,359)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(9,538)	(3,767)
Cash proceeds from disposal of business line	41,165	—
Capitalization of computer software costs	(8,270)	(12,155)
Payments for business acquisitions, net of cash acquired	—	(36,029)
Other investing activities	—	59
Net cash provided by (used) in investing activities	23,357	(51,892)

Cash Flows From Financing Activities:
Cash dividends paid	(6,784)	(6,869)
Payments related to shares received for withholding taxes under stock-based compensation plans	(43)	(435)
Proceeds from shares purchased under employee stock-based compensation plans	366	297
Repurchases of common stock	(5,570)	(3,434)
Increases in short-term and revolving credit facility borrowings	63,547	61,318
Payments on short-term and revolving credit facility borrowings	(63,978)	(4,897)
Payments on capital lease obligations	(320)	(693)
Dividends paid to noncontrolling interests	(167)	—
Net cash (used in) provided by financing activities	(12,949)	45,287
Effects of exchange rate changes on cash and cash equivalents	603	1,357
Decrease in cash and cash equivalents	(7,688)	(21,607)
Cash and cash equivalents at beginning of year	54,011	81,569
Cash and cash equivalents at end of period	$46,323	$59,962
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of common stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606 adoption	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
Net (loss) income (1)	—	—	—	(2,425)	—	(2,425)	305	(2,120)
Other comprehensive loss	—	—	—	—	(4,037)	(4,037)	(33)	(4,070)
Cash dividends paid	—	—	—	(3,363)	—	(3,363)	—	(3,363)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	—	—	1,790	—	—	1,790	—	1,790
Common stock activity, net	69	—	240	—	—	309	—	309
Balance at June 30, 2018	$30,598	$24,448	$56,677	$261,894	$(191,574)	$182,043	$5,166	$187,209

(1) The total net income (loss) presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, and June 30, 2018 excludes $327 and $308 respectively, in net loss attributable to the redeemable noncontrolling interests.

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
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, and June 30, 2017 excludes $178 and $203, respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and six months ended, and the Company's financial position as of June 30, 2018 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2018 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2018 and December 31, 2017, the liabilities of the deferred compensation plan were $9,240,000 and $9,337,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,401,000 and $16,538,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of June 30, 2018 were $11,420,000 and $10,989,000, respectively. Total assets and liabilities of LWI as of December 31, 2017 were $10,083,000 and $10,685,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $8,374,000 and $8,580,000 as of June 30, 2018 and December 31, 2017, respectively.
Noncontrolling interests represent the minority shareholders' share of the net income or loss and shareholders' investment in consolidated subsidiaries. Noncontrolling interests are presented as a component of shareholders' investment in the unaudited Condensed Consolidated Balance Sheets and reflect the initial fair value of these investments by noncontrolling shareholders, along with their proportionate share of the income or loss of the subsidiaries, less any dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' investment as "Redeemable Noncontrolling Interests" and are recorded at either their initial fair value plus any profits or losses or estimated redemption value if an adjustment is required.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance retrospectively for the period ended March 31, 2018 with a resulting reclassification with the service cost component of net periodic pension cost and net periodic postretirement benefit cost continuing to be reflected within the cost of services provided, before reimbursements and selling, general, and administrative expenses line items of the Consolidated Statements of Operations based on where the compensation costs of the pertinent employees are presented and the other components being reclassified within Other Income, net. This entry resulted in a reclassification of $144,000 and $327,000 of the other components for the three months and six months ended June 30, 2017, to "Other Income, net".
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
The cumulative effect of the changes made to the Company's Unaudited Condensed Consolidated Balance Sheets as of January 1, 2018 are as follows:

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
* Derived from the audited Consolidated Balance Sheets
The Crawford Claims Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for short term claims loss adjusting service contracts that were in process as of the transition date. The performance obligation for these contracts is satisfied over a short period of time, on average within 30 days. Under ASC 606, revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims. The Crawford Specialty Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for a small number of fixed fee contracts within our Garden City Group business. There was no transition adjustment for Crawford TPA Solutions: Broadspire.
See Note 3, "Revenue Recognition" for further details on the Company's revenue recognition implementation and policies.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Financial Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which allows a transition option for entities to not apply the new lease standard in comparative periods presented in the financial statements in the year of adoption. The update also provides a practical expedient to allow lessors the option to combine lease and non-lease components. These updates are effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of these standards. The Company is still evaluating the impact ASU 2018-11 would have on the Company's financial statements. The Company is updating its inventory of real estate, equipment, and automobile leases for attributes required by these standards.
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

3. Revenue Recognition
The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three months and six months ended June 30, 2018, reflect the application of the guidance of ASC 606 while the reported results for the three months and six months ended June 30, 2017, were prepared under the guidance of ASC 605.
There was no significant impact to any of the line items within the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets as a result of applying ASC 606 for the three months and six months ended June 30, 2018.
Revenue from Contracts with Customers
Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company's contracts. Generally the Company's accounts receivable are expected to be collected in less than two months, in accordance with the underlying payment terms.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore revenue is recognized when the customer receives the service requested.
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months and six months ended June 30, 2018. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$37,419	$16,454	$14,137	$11,577	$8,959	$4,642	$93,188

	Six Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$75,946	$31,594	$27,239	$22,150	$16,653	$10,048	$183,630

The Company's Crawford TPA Solutions: Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.
The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. This service line also provides Risk Management Information Services. For non-claim services, revenue is recognized over time as services are provided and control of these services are transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.
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
The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

expended to manage the medical treatment for claimants and control of these services are transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the three months and six months ended June 30, 2018.

	Three Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$38,616	$3,274	$9,041	$8,212	$341	$59,484
Medical Management Services	43,160	—	—	—	—	43,160
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$81,776	$3,274	$9,041	$8,212	$341	$102,644

	Six Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$75,322	$6,524	$18,499	$16,131	$731	$117,207
Medical Management Services	85,674	—	—	—	—	85,674
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$160,996	$6,524	$18,499	$16,131	$731	$202,881

The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services, Contractor Connection and Garden City Group service lines. The Garden City Group business was disposed of as of June 15, 2018. See Note 12, "Disposal of Business Line" for further discussion about this transaction.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

Prior to its disposition, the Garden City Group service line generated revenues by performing legal settlement administration services on behalf of law firms, corporations, government agencies, and courts. The Garden City Group's services included identifying and qualifying class members, handling written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments. Garden City Group further provided back-office business process outsourcing services encompassing fulfillment, mail intake, call center and multimedia outreach solutions, payment distribution, and product recall needs. Revenues for professional services, such as project management and oversight, legal counsel, administrative and information technology systems support, are recognized over time as the performance obligations are satisfied through the effort expended to administer projects and control of these services are transferred to the customer. Professional services are generally billed on a time and expense incurred basis, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. Transaction support services, such as mail intake and payment distribution, are considered stand ready performance obligations and are accounted for as a series of distinct services and recognized over time as control of these services are transferred to the customer. The nature of the performance obligations for these services is a promise that consists of standing ready to provide services, or making services available for a customer to use, as and when the customer decides to do so. Revenues for transaction support services are recognized over time as the performance obligations are satisfied through the effort expended to perform the support services and control of these services are transferred to the customer. Transaction support services are generally billed based on per unit rates, are considered variable consideration, and revenue is recognized at the amount in which we have the right to invoice for services performed. These methods of revenue recognition for professional and transaction support services are the most accurate depiction of the transfer of the legal settlement administration services to the customer.

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months and six months ended June 30, 2018.

	Three Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$9,464	$11,502	$6,328	$6,132	$5,523	$5,623	$44,572
Contractor Connection	20,142	2,195	2,045	334	2	—	24,718
Garden City Group	13,380	—	542	—	—	—	13,922
Total Crawford Specialty Solutions Revenues before Reimbursements	$42,986	$13,697	$8,915	$6,466	$5,525	$5,623	$83,212

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Six Months Ended June 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$19,604	$22,517	$12,643	$11,338	$11,079	$11,656	$88,837
Contractor Connection	38,024	4,272	3,867	760	2	—	46,925
Garden City Group	28,827	—	1,048	—	—	—	29,875
Total Crawford Specialty Solutions Revenues before Reimbursements	$86,455	$26,789	$17,558	$12,098	$11,081	$11,656	$165,637

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the six months ended June 30, 2018:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at transition date (current and noncurrent)	$60,609
Q1 2018 Additions:	20,250
Revenue Recognized from the Balance at Beginning of Period	(12,440)
Revenue Recognized from Q1 2018 Additions	(7,154)
Balance as of March 31, 2018 (current and noncurrent)	61,265
Q2 2018 Additions:	20,196
Revenue Recognized from the Balance at Beginning of Period	(13,752)
Revenue Recognized from Q2 2018 Additions	(7,238)
Disposal of business line	(2,751)
Balance as of June 30, 2018 (current and noncurrent)	$57,720

Remaining Performance Obligations
As of June 30, 2018, the Company had $82.3 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.
Costs to Obtain a Contract
The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company's Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Practical Expedients Elected
As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component it expects, at contract inception, when the period between a customer’s payment of consideration and the transfer of promised services to the customer will be one year or less.
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

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company estimates that its effective income tax rate for 2018 will be approximately 32.0% after considering known discrete items. The provision for income taxes on consolidated income before income taxes totaled $0.5 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively. The provision for income taxes on consolidated income before income taxes totaled $4.4 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively. The overall effective tax rate increased to 42.4% for the six months ended June 30, 2018 compared with 39.4% for the 2017 period due to current year losses or low level of taxable income in certain operations, including losses due to disposal of the Garden City Group business, partially offset by enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changes U.S. federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Company has estimated the impact of the Tax Act incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued by the Internal Revenue Service related to the December 31, 2017 tax return year and actions we may take as a result of the Tax Act. The provision for income taxes for the six months ended June 30, 2018 did not reflect any material adjustments to the previously disclosed estimated impact of the Tax Act. As of June 30, 2018 the Company expects the accounting to be completed within the one year measurement period, as allowed under SAB 118.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5. Defined Benefit Pension Plans
Net periodic (benefit) cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017 included the following components:

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$382	$325	$745	$647
Interest cost	5,462	5,609	10,735	11,173
Expected return on assets	(8,992)	(8,523)	(17,760)	(17,015)
Amortization of actuarial loss	2,812	2,770	5,422	5,515
Net periodic (benefit) cost	$(336)	$181	$(858)	$320

During the period ended March 31, 2018, the Company adopted ASU 2017-7 and retrospectively applied the presentation of the service costs and the other components of net periodic service costs in the statement of operations. For the three months ended June 30, 2018 and 2017, the non-service components of net periodic pension costs of $718,000 and $144,000 of income, respectively, are included in "Other Income, net" on the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2018 and 2017, the non-service components of net periodic pension costs of $1,603,000 and $327,000 of income, respectively, are included in "Other Income, net" on the Condensed Consolidated Statement of Operations. For the six month period ended June 30, 2018, the Company made contributions of $6,000,000 and $2,824,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6,000,000 and $2,658,000, respectively, in the comparable 2017 period. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2018; however, the Company expects to make additional contributions of approximately $3,000,000 and $1,400,000 to its U.S. and U.K. plans, respectively, during the remainder of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first two quarters of 2018 and 2017, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(3,216)	$(2,572)	$3,792	$2,981	$(357)	$(283)	$6,156	$4,840
Dividends paid	2,141	1,222	2,193	1,235	4,338	2,446	4,400	2,469
Net (loss) income attributable to common shareholders, basic	$(1,075)	$(1,350)	$5,985	$4,216	$3,981	$2,163	$10,556	$7,309

Denominator:
Weighted-average common shares outstanding, basic	30,580	24,448	31,394	24,678	30,888	24,460	31,401	24,684
(Loss) earnings per share - basic	$(0.04)	$(0.06)	$0.19	$0.17	$0.13	$0.09	$0.34	$0.30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(3,216)	$(2,572)	$3,830	$2,943	$(360)	$(280)	$6,223	$4,773
Dividends paid	2,141	1,222	2,193	1,235	4,338	2,446	4,400	2,469
Net (loss) income attributable to common shareholders, diluted	$(1,075)	$(1,350)	$6,023	$4,178	$3,978	$2,166	$10,623	$7,242

Denominator:
Weighted-average common shares outstanding, basic	30,580	24,448	31,394	24,678	30,888	24,460	31,401	24,684
Weighted-average effect of dilutive securities	—	—	725	—	582	—	780	—
Weighted-average common shares outstanding, diluted	30,580	24,448	32,119	24,678	31,470	24,460	32,181	24,684
(Loss) earnings per share - diluted	$(0.04)	$(0.06)	$0.19	$0.17	$0.13	$0.09	$0.33	$0.29
Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Shares underlying stock options excluded	1,246	786	1,143	673
Performance stock grants excluded because performance conditions have not been met (1)	817	402	817	402

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table details shares issued during the three months and six months ended June 30, 2018 and June 30, 2017. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CRD-A issued under Non-Employee Director Stock Plan	3	10	102	90
CRD-A issued under the U.K. ShareSave Scheme	51	57	54	59
CRD-A issued under the Executive Stock Bonus Plan	10	20	10	169
CRD-A issued upon stock option plan exercises	4	—	4	—
Effective July 29, 2017, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At June 30, 2018, the Company had remaining authorization to repurchase 600,825 shares under the 2017 Repurchase Authorization.
During the three months ended June 30, 2018 the Company did not repurchase shares of CRD-A or CRD-B. During the six months ended June 30, 2018, the Company repurchased 1,011,958 shares of CRD-A and 53,888 shares of CRD-B at an average cost of $8.28 and $8.96, respectively. During the three months and six months ended June 30, 2017, the Company repurchased 356,320 shares of CRD-A and 48,488 shares of CRD-B at an average cost of $8.42 and $8.96, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Accumulated Other Comprehensive Loss
Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(19,009)	$(168,528)	$(187,537)	$(26,320)	$(170,157)	$(196,477)
Other comprehensive (loss) income before reclassifications	(6,110)	—	(6,110)	1,201	—	1,201
Amounts reclassified from accumulated other comprehensive income	—	2,073	2,073	—	3,702	3,702
Net current period other comprehensive (loss) income	(6,110)	2,073	(4,037)	1,201	3,702	4,903
Ending balance	$(25,119)	$(166,455)	$(191,574)	$(25,119)	$(166,455)	$(191,574)

	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(31,757)	$(176,541)	$(208,298)	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	523	—	523	2,215	—	2,215
Amounts reclassified from accumulated other comprehensive income	—	1,750	1,750	—	3,533	3,533
Net current period other comprehensive income	523	1,750	2,273	2,215	3,533	5,748
Ending balance	$(31,234)	$(174,791)	$(206,025)	$(31,234)	$(174,791)	$(206,025)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Income, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 5, "Defined Benefit Pension Plans" for additional details.

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

8. Fair Value Measurements
The following table presents the Company's assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

Fair Value Measurements at June 30, 2018
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,243	$10,243	$—	$—

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months and six months ended June 30, 2018. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the carrying value approximates fair value.

9. Segment Information
Financial information for the three months and six months ended June 30, 2018 and 2017 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Crawford Claims Solutions	$93,188	$81,140	$183,630	$164,288
Crawford TPA Solutions: Broadspire	102,644	97,037	202,881	193,363
Crawford Specialty Solutions	83,212	91,070	165,637	178,863

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Total segment revenues before reimbursements	279,044	269,247	552,148	536,514
Reimbursements	14,165	14,725	31,448	26,988
Total revenues	$293,209	$283,972	$583,596	$563,502

Segment Operating Earnings
Crawford Claims Solutions	$3,752	$3,327	$4,467	$5,761
Crawford TPA Solutions: Broadspire	8,135	9,710	15,959	17,678
Crawford Specialty Solutions	10,387	14,085	20,838	22,437
Total segment operating earnings	22,274	27,122	41,264	45,876

Deduct:
Unallocated corporate and shared (costs) and credits, net	(703)	2,037	(1,518)	1,576
Net corporate interest expense	(2,440)	(2,114)	(5,004)	(4,150)
Stock option expense	(512)	(457)	(962)	(874)
Amortization of customer-relationship intangible assets	(2,791)	(2,721)	(5,556)	(5,498)
Restructuring and special charges	—	(6,782)	—	(7,387)
Loss on disposition of business line	(17,795)	—	(17,795)	—
(Loss) Income before income taxes	$(1,967)	$17,085	$10,429	$29,543
Intersegment transactions are not material for any period presented.
Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company has a global service line reporting structure consisting of Crawford Claims Solutions, Crawford TPA Solutions: Broadspire and Crawford Specialty Solutions, which is comprised of Garden City Group, Global Technical Services and Contractor Connection service lines based on geography and responsibility. The Company disposed of the Garden City Group business on June 15, 2018.
Revenues before reimbursements by major service line in the Crawford TPA Solutions: Broadspire segment and the Crawford Specialty Solutions segment are shown in the following table. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Crawford TPA Solutions: Broadspire
Claims Management	$59,484	$56,245	$117,207	$112,004
Medical Management Services	43,160	40,792	85,674	81,359
Total Revenues before Reimbursements--Crawford TPA Solutions: Broadspire	$102,644	$97,037	$202,881	$193,363
Crawford Specialty Solutions
Global Technical Services	$44,572	$42,122	$88,837	$82,826
Contractor Connection	24,718	29,269	46,925	56,410
Garden City Group	13,922	19,679	29,875	39,627
Total Revenues before Reimbursements--Crawford Specialty Solutions	$83,212	$91,070	$165,637	$178,863

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2018, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,729,000.
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

11. Restructuring and Special Charges
Special Charges
There were no special charges for the three months and six months ended June 30, 2017 and 2018.
Restructuring Charges
There were no restructuring charges for the three and six months ended June 30, 2018. Restructuring charges for the three and six months ended June 30, 2017 were $6,782,000 and $7,387,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table shows the restructuring charges incurred by type of activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Implementation and phase-in of the Centers	$—	66	$—	$223
Restructuring and integration costs	—	6,716	—	6,716
Asset impairments and lease termination costs	—	—	—	448
Total restructuring charges	$—	$6,782	$—	$7,387

Costs associated with the Centers were primarily for professional fees and severance costs. Costs associated with the restructuring and integration activities were primarily for administrative areas and were predominantly for severance costs.
Asset impairments and lease termination costs were incurred for obsolete software and the exiting of certain leased facilities.

As of June 30, 2018, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these liabilities to June 30, 2018 were as follows:

	Three months ended June 30, 2018
(in thousands)	Deferred rent		Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, March 31, 2018	$2,524		$1,335	$1,410	$5,269
Additions	—	—	—	—	—
Adjustments to accruals	(796)		—	(617)	(1,413)
Cash payments	—		(385)	(104)	(489)
Ending balance, June 30, 2018	$1,728		$950	$689	$3,367

	Six months ended June 30, 2018
(in thousands)	Deferred rent		Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2017	$2,846		$4,782	$1,785	$9,413
Additions	—	—	—	—	—
Adjustments to accruals	(1,118)		—	(617)	(1,735)
Cash payments			(3,832)	(479)	(4,311)
Ending balance, June 30, 2018	$1,728		$950	$689	$3,367

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Disposition of Business Line
On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42,021,655, subject to post-closing working capital adjustments. Adjusted proceeds totaled $44,614,000 including the preliminary working capital adjustment of $2,592,000 which is presented on our unaudited Condensed Consolidated Balance Sheets as part of "Prepaid expenses and other current assets" as of June 30, 2018. At the time of the disposal, the GCG Business included total assets of $70,650,000 and total liabilities of $10,147,000. The total asset balance being primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $17,795,000 during the three months ended June 30, 2018. The loss on disposal is presented in the unaudited Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line". In addition, $185,000 of the purchase price amount will be held in escrow for a period of time following the closing as a source of recovery for indemnification claims by EPIQ. The disposal of this business does not represent a strategic shift in the Company's operations.
The table below presents a computation of the loss on the disposal:

(in thousands)

Negotiated sales price	$42,022

Preliminary working capital adjustment	2,592

Adjusted consideration received	$44,614

Recognized amounts of identifiable assets and liabilities disposed of:	(60,503)

Transaction costs of the sale	(991)

Other costs arising from the sale	(915)

Pretax loss on disposition of business line	$(17,795)

Beginning on January 1, 2018 through the time of the sale, the GCG Business was a component of the Crawford Specialty Services segment. Included in the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, respectively, are pretax losses for the GCG Business of $1,407,000 and $1,772,000. Included in the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 are pretax losses of $3,932,000 and $2,608,000, respectively. The Company has issued a bonded performance guarantee on behalf of Garden City Group for which it has indemnification from EPIQ and intends to transfer following the transaction. The Company and EPIQ entered into transaction services agreements at the closing pursuant to which the Company will provide certain information technology and back-office transition services to EPIQ through December 31, 2018. Any activity related these transaction services will be recognized in the Company's continuing operations.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2018, the related condensed consolidated statements of operations, comprehensive (loss) income, and shareholders' investment for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 7, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 6, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, our expected future operating results and financial condition, our ability to grow our revenues and reduce our operating expenses,expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, financial results from our recently completed acquisitions, our continued compliance with the financial and other covenants contained in our financing agreements, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	regulatory changes related to funding of defined benefit pension plans,

•	our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S., including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2018 and 2017, and as of June 30, 2018, and December 31, 2017, contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2017. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
Subsequent to December 31, 2017, the Company has realigned its operating segments by moving to a global service line reporting structure consisting of Crawford Claims Solutions, which is comprised of Claims Field Operations, WeGoLook and Catastrophe Services service lines previously reported within the U.S. Services and International segments based on geography and responsibility, Crawford TPA Solutions: Broadspire, which is comprised of the previously reported Broadspire segment and third party administration services within the International segment, and Crawford Specialty Solutions, which is comprised of the previously reported Garden City Group segment, which was sold on June 15, 2018, and the Global Technical Services and Contractor Connection service lines within U.S. Services and International segments based on geography and responsibility.
As discussed in more detail in subsequent sections of this MD&A, our three operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Crawford Claims Solutions serves the global property and casualty insurance markets. Crawford TPA Solutions: Broadspire serves the self-insurance marketplace on a global basis. Crawford Specialty Solutions serves the global property and casualty insurance markets, and prior to the sale of our Garden City Group business line, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.
Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and trust fund administration to pay their claims. Our Contractor Connection service line provides a managed contractor network to insurance carriers and consumer markets. Prior to the June 15, 2018 sale, our Garden City Group service line provided legal settlement administration services related to class action settlements, mass tort claims and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.
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

Prior to the June 15, 2018 sale of our Garden City Group business component, the legal settlement administration market within which our Garden City Group service line operated was highly competitive but was comprised of a limited number of specialized entities. The demand for legal settlement administration services is generally not directly tied to or affected by the insurance underwriting cycle. The demand for these services was largely dependent on the volume of class action settlements, the volume of bankruptcy filings and the resulting settlements, the volume of mass torts and general economic conditions. Our revenues for legal settlement administration services was largely project-based.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements increased $9.8 million, or 3.6%, for the three months ended June 30, 2018 and $15.6 million or 2.9% for the six months ended June 30, 2018 compared with the same periods of 2017. The increases in revenues for the three month and six month periods were due to increases in revenues in our Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments, partially offset by decreases in revenues in our Crawford Specialty Solutions segment. The decrease in revenues in the Crawford Specialty Solutions segment was partly due to the disposition of the Garden City Group service line as of June 15, 2018. See Note 12, "Disposition of Business Line" of our accompanying condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about this transaction.
The decrease in revenues in the Crawford Specialty Solutions segment was also due to a change in the operating model in the U.K. contractor repair business where we are now acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $2.8 million and $8.8 million reduction for the three months and six months ended June 30, 2018, respectively, as compared to the prior year periods. However, this change had no impact to operating earnings. Changes in foreign exchange rates increased our consolidated revenues by $7.2 million for the three months ended June 30, 2018 and $12.8 million for the six months ended June 30, 2018 as compared to the prior year periods.
Costs of services provided, before reimbursements, increased $11.1 million, or 6% for the three months ended June 30, 2018, and $15.9 million or 4% for the six months ended June 30, 2018 compared with the same periods of 2017. These increases were primarily due to an increase in compensation costs in our Crawford Claims Solutions segment and an increase in non-employee labor costs in our Crawford Specialty Solutions segment.
Selling, general, and administrative ("SG&A") expenses were 12% higher in the three months ended June 30, 2018 and 7% higher in the six months ended June 30, 2018 compared with the same periods of 2017. The increase for the three months ended June 30, 2018 was due to an increase in unallocated professional fees, and the absence of certain expense credits that existed in the 2017 period. The increase for the six months ended June 30, 2018 was due to an increase in other unallocated professional fees compared with the 2017 period.
During the three months and six months ended June 30, 2018, we recorded $17.8 million of "Loss on Disposition of Business Line" associated with our sale of the GCG business.
During the three months and six months ended June 30, 2018 we did not record any restructuring and special charges, compared to $6.8 million and $7.4 million of restructuring and special charges recorded in the three and six months ended June 30, 2017. Restructuring charges in 2017 were incurred for the implementation and phase in of our Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers"), restructuring and integration costs and other restructuring charges for asset impairments and lease termination costs.
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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment charges, restructuring and special charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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
Operating results for our Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Crawford Claims Solutions	$93,188	$81,140	$183,630	$164,288
Crawford TPA Solutions: Broadspire	102,644	97,037	202,881	193,363
Crawford Specialty Solutions	83,212	91,070	165,637	178,863
Total revenues, before reimbursements	279,044	269,247	552,148	536,514
Reimbursements	14,165	14,725	31,448	26,988
Total Revenues	$293,209	$283,972	$583,596	$563,502

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$60,104	$51,982	$121,052	$107,450
% of related revenues before reimbursements	64.5%	64.1%	66.0%	65.4%
Crawford TPA Solutions: Broadspire	59,842	54,554	118,560	110,144
% of related revenues before reimbursements	58.3%	56.2%	58.4%	57.0%
Crawford Specialty Solutions	42,097	42,333	85,483	83,854
% of related revenues before reimbursements	50.6%	46.5%	51.6%	46.9%
Total	$162,043	$148,869	$325,095	$301,448
% of Revenues before reimbursements	58.1%	55.3%	58.9%	56.2%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$29,332	$25,831	$58,111	$51,077
% of related revenues before reimbursements	31.5%	31.8%	31.6%	31.1%
Crawford TPA Solutions: Broadspire	34,667	32,773	68,362	65,541
% of related revenues before reimbursements	33.8%	33.8%	33.7%	33.9%
Crawford Specialty Solutions	30,728	34,652	59,316	72,572
% of related revenues before reimbursements	36.9%	38.0%	35.8%	40.6%
Total before reimbursements	94,727	93,256	185,789	189,190
% of Revenues before reimbursements	33.9%	34.6%	33.6%	35.3%
Reimbursements	14,165	14,725	31,448	26,988
Total	$108,892	$107,981	$217,237	$216,178
% of Revenues	37.1%	38.0%	37.2%	38.4%
Operating Earnings:
Crawford Claims Solutions	$3,752	$3,327	$4,467	$5,761
% of related revenues before reimbursements	4.0%	4.1%	2.4%	3.5%
Crawford TPA Solutions: Broadspire	8,135	9,710	15,959	17,678
% of related revenues before reimbursements	7.9%	10.0%	7.9%	9.1%
Crawford Specialty Solutions	10,387	14,085	20,838	22,437
% of related revenues before reimbursements	12.5%	15.5%	12.6%	12.5%
Add (Deduct):
Unallocated corporate and shared (costs) and credits, net	(703)	2,037	(1,518)	1,576
Net corporate interest expense	(2,440)	(2,114)	(5,004)	(4,150)
Stock option expense	(512)	(457)	(962)	(874)
Amortization of customer-relationship intangible assets	(2,791)	(2,721)	(5,556)	(5,498)
Restructuring and special charges	—	(6,782)	—	(7,387)

Loss on disposition of business line	(17,795)	—	(17,795)	—
(Loss) income before income taxes	(1,967)	17,085	10,429	29,543
Provision for income taxes	(461)	(6,812)	(4,427)	(11,647)
Net (loss) income	(2,428)	10,273	6,002	17,896
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	3	(72)	142	(31)
Net (loss) income attributable to shareholders of Crawford & Company	$(2,425)	$10,201	$6,144	$17,865

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Operating earnings in our Crawford Claims Solutions segment increased to $3.8 million, or 4.0% of revenues before reimbursements, for the three months ended June 30, 2018 compared with 2017 operating earnings of $3.3 million, or 4.1% of revenues before reimbursements. For the six months ended June 30, 2018, operating earnings decreased to $4.5 million, or 2.4% of revenues before reimbursements, from $5.8 million or 3.5% of revenues before reimbursements for the 2017 period. The increase in operating earnings in the three months ended June 30, 2018 resulted from increased revenues from weather related activity in the U.S. and Canada compared to 2017. The decrease in operating earnings for the 2018 six-month period was due to increased compensation costs from the weather related activity and an increase in administrative support costs compared to 2017.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$37,419	$33,189	12.7%	$37,419	12.7%
U.K.	16,454	14,453	13.8%	14,598	1.0%
Canada	14,137	10,882	29.9%	13,700	25.9%
Australia	11,577	11,098	4.3%	11,218	1.1%
Europe	8,959	6,490	38.0%	8,193	26.2%
Rest of World	4,642	5,028	(7.7)%	4,514	(10.2)%
Total Crawford Claims Solutions Revenues before Reimbursements	$93,188	$81,140	14.8%	$89,642	10.5%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$75,946	$69,501	9.3%	$75,946	9.3%
U.K.	31,594	28,496	10.9%	28,556	0.2%
Canada	27,239	22,419	21.5%	26,113	16.5%
Australia	22,150	21,097	5.0%	21,506	1.9%
Europe	16,653	13,887	19.9%	15,440	11.2%
Rest of World	10,048	8,888	13.1%	9,814	10.4%
Total Crawford Claims Solutions Revenues before Reimbursements	$183,630	$164,288	11.8%	$177,375	8.0%

Overall, there were increases in revenues in the Crawford Claims Solutions segment in both the three months ended and six months ended June 30, 2018 compared with the 2017 periods. These increases were primarily due to an increase in weather related activity in the U.S. and Canada. Revenues before reimbursements from our Crawford Claims Solutions segment totaled $93.2 million in the three months ended June 30, 2018 compared with $81.1 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 4.3%, or $3.5 million for the three months ended June 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $89.6 million for the three months ended June 30, 2018. There was an increase in segment unit volume, measured principally by cases received, of 5.2% for the three months ended June 30, 2018, compared with the 2017 period. Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $0.1 million and $6.6 million of revenues in the three months ended June 30, 2018 and 2017, respectively, representing an 8.1% negative variance in Crawford Claim Solutions revenues. This project is substantially complete. Changes in product mix and in the rates charged for those services accounted for a 13.4% revenue increase for the three months ended June 30, 2018 compared with the same period in 2017 due primarily to the increase in weather related activity in the U.S. and Canada and a reduction in high-frequency, low-complexity cases.
Revenues before reimbursements from our Crawford Claims Solutions segment totaled $183.6 million in the six months ended June 30, 2018 compared with $164.3 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 3.8%, or $6.3 million for the six months ended June 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $177.4 million for the six months ended June 30, 2018. There was a 3.8% increase in cases received for the six months ended June 30, 2018, compared with the 2017 period. Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $0.6 million and $16.8 million of revenues in the six months ended June 30, 2018 and 2017, respectively, representing a negative variance of 9.8% in Crawford Claim Solutions revenues. Changes in product mix and in the rates charged for those services accounted for a 14.0% revenue increase for the six months ended June 30, 2018 compared with the 2017 period due to a reduction in high-frequency, low-complexity cases.
There was an increase in revenues in the U.S. for the three month and six month periods ended June 30, 2018 compared with 2017 due to an increase in weather related case activity in the current period and cases received from the 2017 hurricanes. Based on constant foreign exchange rates, there was a slight increase in revenues in the U.K. for the three and six month periods ended June 30, 2018 compared with 2017 due to an increase in weather related case volumes. Revenues in Canada increased in the three months ended June 30, 2018 compared with the 2017 period due to cases resulting from windstorms in Ontario. There was a slight revenue increase in Australia due to a change in the mix of services provided. The revenue increases in Europe were due to increases in Germany and the Netherlands. The decrease in revenues in Rest of World for the three months ended June 30, 2018 compared with the same period in 2017 was primarily due to the absence of weather related activity in Latin America that existed in 2017, although there was an increase in revenues for the six months due to weather related case activity in the Philippines, partially offset by a decrease in high-frequency, low-complexity cases.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.7 million and $5.6 million for the three month periods ended June 30, 2018 and 2017, respectively. Reimbursements were $9.5 million and $9.6 million for the six-month periods ended June 30, 2018 and 2017. Although revenues increased in the 2018 periods, reimbursed expenses remained constant.

Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	June 30, 2017	Variance
U.S.	75,976	70,128	8.3%	153.452	142,152	7.9%
U.K.	14,712	13,587	8.3%	28,201	27,924	1.0%
Canada	11,777	8,585	37.2%	21,712	17,133	26.7%
Australia	8,898	14,631	(39.2)%	17,755	27,189	(34.7)%
Europe	14,313	10,807	32.4%	27,296	22,731	20.1%
Rest of World	4,898	6,327	(22.6)%	11,103	12,818	(13.4)%
Total Crawford Claims Solutions Cases Received	130,574	124,065	5.2%	259,519	249,947	3.8%

Overall, there were increases in cases received of 5.2% and 3.8% for the 2018 three months ended and six months ended June 30, 2018 compared to the 2017 periods. The increases in U.S. case volumes were due to an increase in weather related activity. The U.K. case volumes were higher in the 2018 period due to an increase in weather related activity. The increase in Canada was due to an increase in weather related cases in the 2018 second quarter resulting from Ontario windstorms. The decreases in cases in Australia cases were due to a decline in high-frequency, low-complexity property cases that were present in the prior year. The increases in cases received in Europe were due to increases in high-frequency, low-complexity cases in the Netherlands and Germany. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 64.5% for the three months ended June 30, 2018 compared with 64.1% for the 2017 period. For the six months ended June 30, 2018, direct compensation, fringe benefits, and non-employee labor expenses, as a percentage of segment revenues before reimbursements, were 66.0%, compared with 65.4% for the comparable period in 2017. The increase in expenses as a percent of revenues was due to higher cost of labor for staff working on weather related claims in the U.S. in the 2018 periods. The total dollar amount of these expenses increased to $60.1 million for the three months ended June 30, 2018 from $52.0 million for the comparable 2017 period, and also in the six months ended June 30, 2018 to $121.1 million from $107.5 million in 2017. These increases were due to the increase in revenues and the change in exchange rates. There was an average of 3,028 full-time equivalent employees in this segment in the six months ended June 30, 2018 compared with an average of 3,025 in the 2017 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.3 million for the three months ended June 30, 2018 compared with $25.8 million for the 2017 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.5% for the three months ended June 30, 2018 compared with 31.8% for the 2017 period. For the six months ended June 30, 2018, these expenses were $58.1 million, or 31.6% of segment revenues before reimbursements, compared with $51.1 million, or 31.1% of segment revenues before reimbursements for the comparable 2017 period. The increases were primarily due to an increase in administrative support costs and the change in exchange rates in the 2018 periods.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT
Our Crawford TPA Solutions: Broadspire segment reported operating earnings of $8.1 million, or 7.9% of revenues before reimbursements, for the second quarter of 2018 as compared to $9.7 million, or 10.0% of revenues before reimbursements, for the second quarter of 2017. For the six months ended June 30, 2018, operating earnings were $16.0 million, or 7.9% of revenues before reimbursements, compared with $17.7 million, or 9.1% of revenues before reimbursements, for the comparable 2017 period. The decrease in operating earnings for each 2018 period resulted from increased compensation expense and an increase in administrative support costs compared to the 2017 periods.
Revenues before Reimbursements
Crawford TPA Solutions: Broadspire revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, Europe, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$81,776	$77,882	5.0%	$81,776	5.0%
U.K.	3,274	3,266	0.2%	2,925	(10.4)%
Canada	9,041	7,398	22.2%	8,760	18.4%
Europe	8,212	8,080	1.6%	7,945	(1.7)%
Rest of World	341	411	(17.0)%	331	(19.5)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$102,644	$97,037	5.8%	$101,737	4.8%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$160,996	$154,861	4.0%	$160,996	4.0%
U.K.	6,524	6,309	3.4%	5,939	(5.9)%
Canada	18,499	15,509	19.3%	17,716	14.2%
Europe	16,131	15,934	1.2%	15,901	(0.2)%
Rest of World	731	750	(2.5)%	711	(5.2)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$202,881	$193,363	4.9%	$201,263	4.1%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $102.6 million in the three months ended June 30, 2018 compared with $97.0 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions: Broadspire segment revenues by approximately 1.0%, or $0.9 million, for the second quarter as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $101.7 million for the three months ended June 30, 2018. Overall case volumes decreased 0.2% for the three months ended June 30, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 5.0% revenue increase for the three months ended June 30, 2018 compared with the same period in 2017.

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $202.9 million in the six months ended June 30, 2018 compared with $193.4 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions: Broadspire segment revenues by approximately 0.8%, or $1.6 million, for the six months ended June 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $201.3 million for the six month period. Overall case volumes decreased 3.0% for the six months ended June 30, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 7.1% revenue increase for the six months ended June 30, 2018 compared with the 2017 period.
The increase in revenues in the U.S. for the three months and six months ended June 30, 2018 as compared with the 2017 periods was primarily due to the increase in new Claims Management clients, partially offset by a decrease in high-frequency, low-complexity Disability and Affinity cases. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the three and six months ended June 30, 2018, was due to a change in the mix of services provided compared to the same periods in 2017. Revenues in Canada increased in each period due to a change in the mix of services provided and an increase in new clients. The revenue decrease in Europe for each period was primarily due to a reduction in high-frequency, low-complexity cases in Belgium and Scandinavia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment were $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively, compared with $2.3 million and $4.4 million in the comparable 2017 periods. These increases were due to the increase in revenues.
Case Volume Analysis
Crawford TPA Solutions: Broadspire unit volumes by geographic region as measured by cases received, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	June 30, 2017	Variance
U.S.	124,135	122,995	0.9%	249,242	251,216	(0.8)%
U.K.	11,758	10,661	10.3%	22,944	22,440	2.2%
Canada	15,710	18,669	(15.8)%	33,904	39,010	(13.1)%
Europe	54,251	53,960	0.5%	103,728	109,672	(5.4)%
Rest of World	91	102	(10.8)%	196	240	(18.3)%
Total Crawford TPA Solutions: Broadspire Cases Received	205,945	206,387	(0.2)%	410,014	422,578	(3.0)%
Overall case volumes were 0.2% lower for the three months ended June 30, 2018, compared with the same period in 2017. This was primarily due to a reduction in high-frequency, low-complexity auto appraisal cases in Canada in the 2018 period, partially offset by increases in U.K. cases from existing clients, and other minor increases in the U.S. and Europe.
For the six months ended June 30, 2018, overall case volumes were 3.0% lower when compared with the same period in 2017. The reduction in cases in the U.S. was due to a decrease in Disability and Affinity cases. The U.K. case volumes were higher in the 2018 period due to an overall increase in cases received from existing clients. The decrease in Canada was due to a decrease in high-frequency, low-complexity auto appraisal cases in the 2018 period. The decrease in cases in Europe was due to lower activity within Scandinavia, partially offset by increases in Germany.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, 2018, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 56.2% in 2017 to 58.3% in 2018. The amount of these expenses increased from $54.6 million for the three months ended June 30, 2017 to $59.8 million for the 2018 comparable period. For the six months ended June 30, 2018, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 57.0% in 2017 to 58.4% in 2018. The amount of these expenses increased from $110.1 million for the six months ended June 30, 2017 to $118.6 million for the 2018 comparable period. The increase in both the amounts and the percent of revenues for each of the periods was due to an increase in employees, an increase in compensation and related benefits, and the change in exchange rates in 2018.

Average full-time equivalent employees in this segment totaled 3,116 in the first six months of 2018, up from 2,897 in the comparable 2017 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions: Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.8% and 33.7% for the three and six months ended June 30, 2018, compared with 33.8% and 33.9% in the comparable 2017 periods, respectively. While each period was consistent, the slight decrease in expenses as a percentage of revenues in the six month period was due to operational efficiency gains recognized in the first quarter of 2018. The amount of these expenses increased from $32.8 million and $65.5 million in the three and six months ended June 30, 2017 to $34.7 million and $68.4 million for the comparable 2018 periods, due to the increased revenues and the change in exchange rates.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $10.4 million for the three months ended June 30, 2018 as compared with operating earnings of $14.1 million in the comparable 2017 period. The related segment operating margin decreased from 15.5% for the quarter ended June 30, 2017 to 12.5% in the comparable 2018 period. Operating earnings decreased to $20.8 million, or 12.6% of revenues before reimbursements, for the six months ended June 30, 2018 compared with 2017 operating earnings of $22.4 million, or 12.5% of revenues before reimbursements. The decreases in operating earnings in the 2018 periods were the result of lower revenues in the Garden City Group and Contractor Connection service lines in the U.S. compared to 2017.
All 2018 amounts presented below reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date. See Note 12, "Disposition of Business Line" of our accompanying condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about this transaction.

Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$42,986	$47,213	(9.0)%	$42,986	(9.0)%
U.K.	13,697	17,711	(22.7)%	11,953	(32.5)%
Canada	8,915	7,698	15.8%	8,634	12.2%
Australia	6,466	6,622	(2.4)%	6,275	(5.2)%
Europe	5,525	5,069	9.0%	5,097	0.6%
Rest of World	5,623	6,757	(16.8)%	5,550	(17.9)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$83,212	$91,070	(8.6)%	$80,495	(11.6)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2017
(in thousands, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	Variance
U.S.	$86,455	$90,732	(4.7)%	$86,455	(4.7)%
U.K.	26,789	37,970	(29.4)%	24,317	(36.0)%
Canada	17,558	15,615	12.4%	16,834	7.8%
Australia	12,098	12,425	(2.6)%	11,757	(5.4)%
Europe	11,081	9,626	15.1%	9,902	2.9%
Rest of World	11,656	12,495	(6.7)%	11,486	(8.1)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$165,637	$178,863	(7.4)%	$160,751	(10.1)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $83.2 million in the three months ended June 30, 2018 compared with $91.1 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 3.0%, or $2.7 million for the three months ended June 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $80.5 million for the three months ended June 30, 2018. Revenues before reimbursements totaled $165.6 million in the six months ended June 30, 2018 compared with $178.9 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 2.7%, or $4.9 million for the six months ended June 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $160.8 million for the six months ended June 30, 2018.
There was a change in the U.K. contractor repair business operating model where we are acting in an agency role instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $2.8 million and $8.8 million reduction, or 3.1% and 4.9% negative variances in Crawford Specialty Solutions revenues, respectively, in the three months and six months ended June 30, 2018 compared to the 2017 periods. This change had no impact to operating earnings.
Overall case volumes were 4.7% higher for the three months ended June 30, 2018 and 2.5% higher for the six months ended June 30, 2018, compared with the same periods of 2017. Changes in product mix and in the rates charged for those services, and the absence of Garden City Group revenues following the June 15, 2018 disposition, accounted for a 13.2% and 7.7% revenue decrease for the three months and six months ended June 30, 2018 compared with the same periods in 2017.
The decrease in revenues in the U.S. for the three months and six months ended June 30, 2018 compared with the 2017 periods was due to decreases in our Garden City Group and Contractor Connection services line, partially offset by an increase in our Global Technical Services service line due to an increase in weather related activity. The revenue decrease in the U.K. in the 2018 periods was primarily due to the change in U.K. Contractor Connection operating model discussed above, and also due to lower Global Technical Services revenues compared to the 2017 periods. Revenues in Canada increased in the 2018 periods compared with 2017 due to an increase in weather-related cases in the 2018 second quarter resulting from the Ontario windstorms. There was a revenue decrease in Australia due to a reduction in weather-related activity in the current year. The revenue increase in Europe was due to an increase in the Netherlands and the change in exchange rates. The decrease in revenues in Rest of World was primarily due to a change in the mix of services provided in the Middle East and Asia.
Garden City Group revenues, primarily derived in the U.S., declined in the three and six months ended June 30, 2018 compared with the prior year period primarily because of lower revenues from the Deepwater Horizon class action settlement project in the 2018 period. Garden City Group revenues are project-based and can fluctuate significantly primarily due to the timing of projects awarded. As previously discussed above, the Garden City Group business was disposed as of June 15, 2018.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects and were $6.9 million and $16.9 million for the three and six months ended June 30, 2018, respectively, compared with $6.8 million and $13.0 million in the comparable 2017 periods. The increases in 2018 were due to increased use of third parties on projects in the Garden City Group service line and increased weather related case activity, compared to 2017.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2018	June 30, 2017	Variance	June 30, 2018	June 30, 2017	Variance
U.S.	55,266	60,001	(7.9)%	111,136	116,612	(4.7)%
U.K.	3,875	4,033	(3.9)%	7,524	8,121	(7.4)%
Canada	23,717	15,723	50.8%	40,121	31,304	28.2%
Australia	1,981	2,597	(23.7)%	4,254	4,523	(5.9)%
Europe	4,018	2,764	45.4%	8,444	6,148	37.3%
Rest of World	4,955	4,464	11.0%	9,325	9,610	(3.0)%
Total Crawford Specialty Solutions	93,812	89,582	4.7%	180,804	176,318	2.5%
Overall case volumes were 4.7% higher in the three months ended June 30, 2018 compared with the same period in 2017 and 2.5% higher in the six months ended June 30, 2018. The decrease in U.S. case volumes was due to a decrease in high-frequency, low-complexity cases in Contractor Connection. The U.K. case volumes were lower in the 2018 periods due to a reduction in high-frequency, low-complexity property cases. The increase in Canada was due to an increase in weather related cases resulting from the Ontario windstorms in the 2018 second quarter. The decrease in Australia cases was due to a reduction in weather related activity in the current year. The increase in cases in Europe was due to increases in Global Technical Services in the Netherlands. The increase in cases in Rest of World in the second quarter was due to an increase in low complexity cases in the Middle East and Asia, although there was a decline in the six month period due to a reduction in high-frequency, low-complexity cases in Brazil.
Garden City Group services are generally project based and not denominated by individual claims and therefore not included in the table above.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 50.6% in the 2018 second quarter compared with 46.5% in the 2017 second quarter. The dollar amount of these expenses was $42.1 million for the 2018 second quarter and $42.3 million for the comparable 2017 period. For the six months ended June 30, 2018, segment direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 51.6% in 2018 compared with 46.9% in 2017. The dollar amount of these expenses was $85.5 million in 2018 and $83.9 million for the comparable 2017 period. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been 48.9% in the 2018 second quarter and 48.8% in the six month period ended June 30, 2018. The increases in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues before reimbursements were due to excess capacity resulting from a decrease in employee utilization in the Garden City Group service line in the 2018 periods. There was an average of 1,710 full-time equivalent employees in Crawford Specialty Solutions in the 2018 period, compared with an average of 1,825 in the 2017 period, decreasing primarily as a result of decreased activity from the Garden City Group special project referenced above. The average full-time equivalent employees in Garden City Group was 375 in the 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 36.9% of Crawford Specialty Solutions revenues before reimbursements for the three months ended June 30, 2018 compared with 38.0% for the comparable period in 2017, and were 35.8% of segment revenues before reimbursements for the six months ended June 30, 2018 compared to 40.6% for the comparable period in 2017. Expenses decreased by 2.1% and 3.3% in 2018, respectively, due to the change in the operating model in the U.K. contractor repair business discussed above. The dollar amount of these expenses decreased to $30.7 million in the 2018 second quarter as compared with $34.7 million in the comparable 2017 period, and were $59.3 million in the 2018 six months as compared to $72.6 million in the comparable 2017 period. This decrease was due to the change in the operating model in the U.K. contractor repair business and a reduction in advertising costs in our Contractor Connection service line during 2018.

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
The provision for income taxes on consolidated income totaled $0.5 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively. The overall effective tax rate increased to 42.4% for the six months ended June 30, 2018 compared with 39.4% for the 2017 period due to current year losses or low level of taxable income in certain operations, including losses due to the disposal of the Garden City Group business, partially offset by enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”).
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.2 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Interest income totaled $0.7 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. Corporate interest expense totaled $6.2 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. Interest income totaled $1.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The increases in interest expense in 2018 were due to higher average borrowings and an increase in interest rates partially offset by higher interest income on invested funds.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $512,000 was recognized during the three months ended June 30, 2018, compared with $457,000 for the 2017 period. Stock option expense totaled $962,000 and $874,000 for the six months ended June 30, 2018 and 2017, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million and $2.7 million for the three months ended June 30, 2018 and 2017. Amortization expense totaled $5.6 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended June 30, 2018 and 2017, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $0.7 million and $(2.0) million for the three months ended June 30, 2018 and 2017, respectively. The increase for the three months ended June 30, 2018 was due to an increase in unallocated professional fees and the absence of certain expense credits that existed in 2017. Unallocated corporate and shared costs were $1.5 million and $(1.6) million for the six months ended June 30, 2018 and 2017, respectively. The increase for the six months ended June 30, 2018 was due to an increase in professional fees, partially offset by a decrease in defined benefit pension expense.
Restructuring and Special Charges
We recorded no restructuring and special charges in the three and six months ended June 30, 2018. For the same periods of 2017 we recorded restructuring charges totaling $6.8 million and $7.4 million, respectively.

Loss on disposition of business line
During the three months and six months ended June 30, 2018 we recorded a loss on the disposal of a business line of $17.8 million. The loss on the sale of the GCG business was presented in the Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line".

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2018, our working capital balance (current assets less current liabilities) was approximately $108.5 million, an increase of $5.3 million from the working capital balance at December 31, 2017. Our cash and cash equivalents were $46.3 million at June 30, 2018, compared with $54.0 million at December 31, 2017.
Cash and cash equivalents as of June 30, 2018 consisted of $15.6 million held in the U.S. and $30.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Such an event occurred during 2018, and we have provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.
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

Cash Used in Operating Activities
Cash used in operating activities was $18.7 million for the six months ended June 30, 2018, compared with $16.4 million of cash used in the comparable period of 2017. The increase in cash used in operating activities was primarily due to increases in unbilled receivables due to increases in weather related revenues, partially offset by lower accrued compensation and bonus payments compared to 2017.
Cash Provided by/Used in Investing Activities
Cash provided by investing activities, primarily for acquisitions of property and equipment and capitalized software, was $23.4 million for the six months ended June 30, 2018, compared with $51.9 million used in the first six months of 2017. The 2018 increase was due to the proceeds from the disposal of a business line of $41.2 million. The 2017 decrease was due to $36.0 million in payments for the acquisition of WeGoLook in 2017.

Cash Used in/Provided by Financing Activities
Cash used in financing activities was $12.9 million for the six months ended June 30, 2018, compared with $45.3 million provided by financing activities for the 2017 period. We paid $6.8 million and $6.9 million in dividends in the six-month periods ended June 30, 2018 and 2017, respectively. During the first six months of 2018, we increased our short-term borrowings and book overdraft, net, by $0.4 million, compared with a increase during the first six months of 2017 of $56.4 million primarily to fund the WeGoGook acquisition.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.7 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $214.7 million at June 30, 2018. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $225.1 million as of June 30, 2018 compared with $225.7 million at December 31, 2017.
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
For the six-month period ended June 30, 2018, the Company made contributions of $6.0 million and $2.8 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $6.0 million and $2.7 million, respectively, in the comparable periods of 2017. The Company is not required to make any additional contributions to its U.S. or U.K. defined benefit pension plans for the remainder of 2018; however, the Company expects to make additional contributions of approximately $3.0 million and $1.4 million to its U.S. and U.K. plans, respectively, during the remainder of 2018. Anticipated funding for the other international plans is not material.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2018, we paid $6.8 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
The Condensed Consolidated Balance Sheet as of June 30, 2018 reflects the reduction of assets and liabilities resulting from the sale of the GCG Business. The other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 compared with our Condensed Consolidated Balance Sheet as of December 31, 2017 were as follows:

•	Accounts receivable increased $0.5 million, after exclusion of the $31.7 million reduction from the sale of the GCG Business and foreign currency exchange impacts.

•
Unbilled revenues increased $28.3 million, after exclusion of the $16.7 million reduction from the sale of the GCG Business and foreign currency exchange impacts. This increase was primarily due to increases in the Crawford Claims Solutions due to increases in weather related revenues and Crawford TPA Solutions: Broadspire segments when compared with December 31, 2017 balances.

•
Accounts payable and accrued liabilities decreased $20.0 million after exclusion of the $6.5 million reduction from the sale of the GCG Business and foreign exchange impacts and other adjustments. The decrease was due to lower accrued compensation and incentive compensation, accrued self insurance costs, and accounts payable.

At June 30, 2018, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.

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
There were no repurchases of CRD-A and CRD-B by the Company during the quarter ended June 30, 2018. As of June 30, 2018, the Company was authorized to repurchase 600,825 shares under the 2017 Repurchase Authorization after repurchasing 1,065,846 shares since December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2018				600,825
April 1, 2018 - April 30, 2018
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of April 30, 2018				600,825
May 1, 2018 - May 31, 2018
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of May 31, 2018				600,825
June 1, 2018 - June 30, 2018
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of June 30, 2018	—		—	600,825

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	August 6, 2018	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2018	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)