Form 10-Q
period 2018-09-30
CRAWFORD & CO
filed 2018-11-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of October 29, 2018, was as follows:

Class A Common Stock, $1.00 par value: 30,697,474
Class B Common Stock, $1.00 par value: 24,435,531

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2018

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2018 and 2017	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2018 and 2017	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2018 and 2017	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2018 and 2017	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

Part II. Other Information

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

Signatures		53

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2018	2017
Revenues:

Revenues before reimbursements	$255,029	$270,551
Reimbursements	9,834	16,115
Total Revenues	264,863	286,666

Costs and Expenses:

Costs of services provided, before reimbursements	179,238	192,147
Reimbursements	9,834	16,115
Total costs of services	189,072	208,262

Selling, general, and administrative expenses	63,247	57,859

Corporate interest expense, net of interest income of $274 and $174, respectively	2,398	2,524

Restructuring and special charges	—	1,431

Loss on disposition of business line	1,201	—

Total Costs and Expenses	255,918	270,076

Other Income, net	762	302

Income Before Income Taxes	9,707	16,892

Provision for Income Taxes	1,828	4,922

Net Income	7,879	11,970

Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	17	(157)

Net Income Attributable to Shareholders of Crawford & Company	$7,896	$11,813

Earnings Per Share - Basic:
Class A Common Stock	$0.15	$0.22
Class B Common Stock	$0.13	$0.20

Earnings Per Share - Diluted:
Class A Common Stock	$0.15	$0.22
Class B Common Stock	$0.13	$0.20

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,713	31,276
Class B Common Stock	24,446	24,550

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,390	32,097
Class B Common Stock	24,446	24,550

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017
Revenues:

Revenues before reimbursements	$807,177	$807,065
Reimbursements	41,282	43,103
Total Revenues	848,459	850,168

Costs and Expenses:

Costs of services provided, before reimbursements	574,380	571,355
Reimbursements	41,282	43,103
Total costs of services	615,662	614,458

Selling, general, and administrative expenses	188,907	175,178

Corporate interest expense, net of interest income of $1,446 and $581, respectively	7,402	6,674

Restructuring and special charges	—	8,818

Loss on disposition of business line	18,996	—

Total Costs and Expenses	830,967	805,128

Other Income, net	2,644	1,395

Income Before Income Taxes	20,136	46,435

Provision for Income Taxes	6,255	16,569

Net Income	13,881	29,866

Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	159	(188)

Net Income Attributable to Shareholders of Crawford & Company	$14,040	$29,678

Earnings Per Share - Basic:
Class A Common Stock	$0.28	$0.56
Class B Common Stock	$0.22	$0.50

Earnings Per Share - Diluted:
Class A Common Stock	$0.28	$0.55
Class B Common Stock	$0.22	$0.49

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,829	31,359
Class B Common Stock	24,455	24,639

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,451	32,156
Class B Common Stock	24,455	24,639

Cash Dividends Per Share:
Class A Common Stock	$0.21	$0.21
Class B Common Stock	$0.15	$0.15
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2018	2017

Net Income	$7,879	$11,970

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) income, net of tax of $0 and $0, respectively	(4,730)	6,994

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $826 and $975, respectively	1,833	1,745

Other Comprehensive (Loss) Income	(2,897)	8,739

Comprehensive Income	4,982	20,709

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	468	(151)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$5,450	$20,558

	Nine Months Ended September 30,
(In thousands)	2018	2017

Net Income	$13,881	$29,866

Other Comprehensive Income:
Net foreign currency translation (loss) income, net of tax of $0 and $0, respectively	(3,333)	8,525

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,455 and $2,954, respectively	5,535	5,278

Other Comprehensive Income	2,202	13,803

Comprehensive Income	16,083	43,669

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	414	502

Comprehensive Income Attributable to Shareholders of Crawford & Company	$16,497	$44,171

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$53,339	$54,011
Accounts receivable, less allowance for doubtful accounts of $10,362 and $12,588, respectively	128,456	174,172
Unbilled revenues, at estimated billable amounts	118,274	108,745
Income taxes receivable	2,378	7,987
Prepaid expenses and other current assets	28,444	25,452
Total Current Assets	330,891	370,367
Net Property and Equipment	35,127	41,664
Other Assets:
Goodwill	97,579	96,916
Intangible assets arising from business acquisitions, net	89,713	97,147
Capitalized software costs, net	74,354	89,824
Deferred income tax assets	25,552	24,359
Other noncurrent assets	78,272	67,659
Total Other Assets	365,470	375,905
TOTAL ASSETS	$731,488	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$32,096	$24,641
Accounts payable	33,878	49,303
Accrued compensation and related costs	71,051	75,892
Self-insured risks	16,345	13,407
Income taxes payable	1,236	2,703
Deferred rent	14,163	15,717
Other accrued liabilities	38,666	36,563
Deferred revenues	33,025	37,794
Current installments of long-term debt and capital leases	167	571
Total Current Liabilities	240,627	256,591
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	180,683	200,460
Deferred revenues	22,727	22,515
Accrued pension liabilities	61,400	87,035
Other noncurrent liabilities	29,513	27,596
Total Noncurrent Liabilities	294,323	337,606
Redeemable Noncontrolling Interests	5,818	6,775
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,710 and 31,439 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30,710	31,439
Class B common stock, $1.00 par value; 50,000 shares authorized; 24,437 and 24,502 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24,437	24,502
Additional paid-in capital	58,765	53,170
Retained earnings	265,990	269,686
Accumulated other comprehensive loss	(194,020)	(196,477)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	185,882	182,320
Noncontrolling interests	4,838	4,644
Total Shareholders' Investment	190,720	186,964
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$731,488	$787,936
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$13,881	$29,866
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	33,284	30,648
Deferred income taxes	(525)	—
Stock-based compensation	4,838	4,973
Loss on disposition of business line	18,996	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	12,811	(6,181)
Unbilled revenues, net	(26,156)	(16,996)
Accrued or prepaid income taxes	1,313	5,202
Accounts payable and accrued liabilities	(10,665)	(16,233)
Deferred revenues	(2,068)	(2,352)
Accrued retirement costs	(26,486)	(13,360)
Prepaid expenses and other operating activities	(3,196)	(1,683)
Net cash provided by operating activities	16,027	13,884

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(12,406)	(10,465)
Cash proceeds from disposition of business line	40,275	—
Capitalization of computer software costs	(13,098)	(19,906)
Payments for business acquisitions, net of cash acquired	(2,500)	(36,029)
Other investing activities	(218)	(2,148)
Net cash provided by (used in) investing activities	12,053	(68,548)

Cash Flows From Financing Activities:
Cash dividends paid	(10,159)	(10,288)
Payments related to shares received for withholding taxes under stock-based compensation plans	(107)	(547)
Proceeds from shares purchased under employee stock-based compensation plans	1,408	1,048
Repurchases of common stock	(7,715)	(6,066)
Increases in short-term and revolving credit facility borrowings	89,554	82,905
Payments on short-term and revolving credit facility borrowings	(100,895)	(22,697)
Payments on capital lease obligations	(361)	(964)
Dividends paid to noncontrolling interests	(349)	(291)
Net cash (used in) provided by financing activities	(28,624)	43,100
Effects of exchange rate changes on cash and cash equivalents	(128)	3,284
Decrease in cash and cash equivalents	(672)	(8,280)
Cash and cash equivalents at beginning of year	54,011	81,569
Cash and cash equivalents at end of period	$53,339	$73,289
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of common stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606 adoption	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
Net (loss) income (1)	—	—	—	(2,425)	—	(2,425)	305	(2,120)
Other comprehensive loss	—	—	—	—	(4,037)	(4,037)	(33)	(4,070)
Cash dividends paid	—	—	—	(3,363)	—	(3,363)	—	(3,363)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	—	—	1,790	—	—	1,790	—	1,790
Common stock activity, net	69	—	240	—	—	309	—	309
Balance at June 30, 2018	$30,598	$24,448	$56,677	$261,894	$(191,574)	$182,043	$5,166	$187,209
Net income (1)	—	—	—	7,896	—	7,896	305	8,201
Other comprehensive loss	—	—	—	—	(2,446)	(2,446)	(451)	(2,897)
Cash dividends paid	—	—	—	(3,375)	—	(3,375)	—	(3,375)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(182)	(182)
Stock-based compensation	—	—	1,483	—	—	1,483	—	1,483
Repurchases of common stock	(43)	(11)	—	(425)	—	(479)	—	(479)
Common stock activity, net	155	—	823	—	—	978	—	978
Change in value of noncontrolling interests	—	—	(218)	—	—	(218)	—	(218)
Balance at September 30, 2018	$30,710	$24,437	$58,765	$265,990	$(194,020)	$185,882	$4,838	$190,720
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income (loss) presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30, and September 30, 2018 excludes $327, $308 and $322 respectively, in net loss attributable to the redeemable noncontrolling interests.

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2017	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2017	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	7,664	—	7,664	137	7,801
Other comprehensive income (loss)	—	—	—	—	3,475	3,475	(814)	2,661
Cash dividends paid	—	—	—	(3,441)	—	(3,441)	—	(3,441)
Stock-based compensation	—	—	1,296	—	—	1,296	—	1,296
Common stock activity, net	231	—	(629)	—	—	(398)	—	(398)
Acquisition of noncontrolling interests	—	—	34	—	—	34	(715)	(681)
Cumulative-effect adjustment of ASU 2016-09	—	—	—	692	—	692	—	692
Balance at March 31, 2017	$31,527	$24,690	$48,809	$266,477	$(208,298)	$163,205	$3,989	$167,194
Net income (1)	—	—	—	10,201	—	10,201	275	10,476
Other comprehensive income	—	—	—	—	2,273	2,273	130	2,403
Cash dividends paid	—	—	—	(3,428)	—	(3,428)	—	(3,428)
Stock-based compensation	—	—	2,109	—	—	2,109	—	2,109
Repurchases of common stock	(357)	(48)	—	(3,029)	—	(3,434)	—	(3,434)
Common stock activity, net	88	—	172	—	—	260	—	260
Acquisition of noncontrolling interests	—	—	424	—	—	424	—	424
Balance at June 30, 2017	$31,258	$24,642	$51,514	$270,221	$(206,025)	$171,610	$4,394	$176,004
Net income	—	—	—	11,813	—	11,813	435	12,248
Other comprehensive income (loss)	—	—	—	—	8,745	8,745	(6)	8,739
Cash dividends paid	—	—	—	(3,419)	—	(3,419)	—	(3,419)
Stock-based compensation	—	—	1,568	—	—	1,568	—	1,568
Repurchases of common stock	(194)	(127)	—	(2,311)	—	(2,632)	—	(2,632)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(291)	(291)
Acquisition of noncontrolling interests	—	—	(404)	—	—	(404)	(412)	(816)
Common stock activity, net	179	—	460	—	—	639	—	639
Balance at September 30, 2017	$31,243	$24,515	$53,138	$276,304	$(197,280)	$187,920	$4,120	$192,040
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended ended March 31, June 30, and September 30, 2017 excludes $178, $203, and $278 respectively, in net loss attributable to the redeemable noncontrolling interests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries.
Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and nine months ended, and the Company's financial position as of September 30, 2018 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2018 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2018 and December 31, 2017, the liabilities of the deferred compensation plan were $9,040,000 and $9,337,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,460,000 and $16,538,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of September 30, 2018 were $11,502,000 and $10,181,000, respectively. Total assets and liabilities of LWI as of December 31, 2017 were $10,083,000 and $10,685,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $7,542,000 and $8,580,000 as of September 30, 2018 and December 31, 2017, respectively.
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

2. Recently Issued Accounting Standards
Adoption of New Accounting Standards
Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Targeted Improvements to Accounting for Hedging Activities." This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update simplify the application of the hedge accounting guidance. The Company elected to early adopt this ASU for the period ended March 31, 2018, with no impact on its results of operations, financial condition and cash flows. The Company is not currently a party to any derivative contracts.
Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting
In May 2017, the FASB issued ASU 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." This ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. The Company adopted this ASU for the period ended March 31, 2018, with no material impact on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance retrospectively for the period ended March 31, 2018 with a resulting reclassification with the service cost component of net periodic pension cost and net periodic postretirement benefit cost continuing to be reported within cost of services provided, before reimbursements and selling, general, and administrative expenses on the unaudited Condensed Consolidated Statements of Operations based on where the compensation costs of the pertinent employees are presented and the other components being reclassified within Other Income, net. This entry resulted in a reclassification of the non-service components of net periodic pension costs of $170,000 and $497,000 of income for the three months and nine months ended September 30, 2017, to "Other Income, net".
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." This ASU was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The initiative is designed to reduce the complexity in accounting standards. Under the amendment an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this ASU for the period ended March 31, 2018, with no impact to its results of operations, financial condition and cash flows.
Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." This ASU addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The Company adopted this guidance for the period ended March 31, 2018, with no material impact to the statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" together with its subsequent related amendments in 2015 and 2016, collectively referred to as ASC 606. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition,” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 (“transition date”) using the modified retrospective transition method, and applied the new guidance to contracts not substantially completed at the transition date. As a result of adopting ASC 606, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings.
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
* Derived from the audited Consolidated Balance Sheets
The Crawford Claims Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for short term claims loss adjusting service contracts that were in process as of the transition date. The performance obligation for these contracts is satisfied over a short period of time, on average within 30 days. Under ASC 606, revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims. The Crawford Specialty Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for a small number of fixed fee contracts within the Garden City Group business, which was disposed of in the second quarter of 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Financial Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. This ASU will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which allows a transition option for entities to not apply the new lease standard in comparative periods presented in the financial statements in the year of adoption. The update also provides a practical expedient to allow lessors the option to combine lease and non-lease components. These updates are effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company plans to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as the practical expedient to choose not to separate nonlease components from lease components and instead account for each as a single lease component for all classes of its assets. The Company also plans to elect ASU 2018-11 and as a result will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company is updating its inventory of real estate, equipment, and automobile leases for attributes required by these standards. The Company anticipates the adoption of these standards will result in operating lease-related assets and liabilities recorded on the consolidated balance sheets. The Company is currently evaluating the effect these standards will have on its results of operations and cash flows.
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
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This update amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, by removing and modifying certain disclosure requirements and adding others. This update removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. This update requires the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, this update clarifies that transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities are required to be disclosed. These updates are effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted and early adoption of any removed or modified disclosures upon issuance of this update is permitted while delaying adoption of the additional disclosures until the effective date. The Company is currently evaluating the effect this ASU will have on its Fair Value Measurements disclosure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Compensation-Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)." This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes certain disclosure requirements including, but not limited to, the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This update requires the disclosure of the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This update also clarifies requirements for entities that provide aggregate disclosures for two or more plans. The update is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its Retirement Plans disclosure.
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This update also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its results of operations, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three months and nine months ended September 30, 2018, reflect the application of ASC 606 while the reported results for the three months and nine months ended September 30, 2017, reflect the application of ASC 605.
There was no significant impact to the Company's unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Balance Sheets as a result of applying ASC 606 for the three months and nine months ended September 30, 2018.
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
The Company's Crawford Claims Solutions segment generates revenue for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and certain types of personal property. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. The Company also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months and nine months ended September 30, 2018. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$34,480	$15,803	$11,705	$11,739	$7,234	$4,384	$85,345

	Nine Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$110,426	$47,397	$38,944	$33,889	$23,887	$14,432	$268,975

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the three months and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$37,294	$2,863	$9,081	$7,960	$388	$57,586
Medical Management Services	42,685	—	—	—	—	42,685
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$79,979	$2,863	$9,081	$7,960	$388	$100,271

	Nine Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$112,616	$9,387	$27,580	$24,091	$1,119	$174,793
Medical Management Services	128,359	—	—	—	—	128,359
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$240,975	$9,387	$27,580	$24,091	$1,119	$303,152

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services, Contractor Connection and Garden City Group service lines. The Garden City Group business was disposed of as of June 15, 2018. See Note 12, "Acquisitions and Disposal of Business Line" for further discussion about this transaction.

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

The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. Contractor Connection primarily generates revenue by receiving a fee for each project that is sold by its network of contractors. Revenue is recognized at a point in time once the consumer accepts the contractor's proposal as Contractor Connection’s performance obligation of referring projects to its contractors has been completed and the Company is entitled to consideration at that time. The contractor takes control of the service upon the consumer’s acceptance of the contractor’s proposal.

Prior to its disposition, the Garden City Group service line generated revenues by performing legal settlement administration services on behalf of law firms, corporations, government agencies, and courts. The Garden City Group's services included identifying and qualifying class members, handling written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments. Garden City Group further provided back-office business process outsourcing services encompassing fulfillment, mail intake, call center and multimedia outreach solutions, payment distribution, and product recall needs. Revenues for professional services, such as project management and oversight, legal counsel, administrative and information technology systems support, were recognized over time as the performance obligations were satisfied through the effort expended to administer projects and control of these services were transferred to the customer. Professional services were generally billed on a time and expense incurred basis, were considered variable consideration, and revenue was recognized at the amount in which the Company has the right to invoice for services performed. Transaction support services, such as mail intake and payment distribution, were considered stand ready performance obligations and were accounted for as a series of distinct services and recognized over time as control of these services were transferred to the customer. The nature of the performance obligations for these services was a promise that consists of standing ready to provide services, or making services available for a customer to use, as and when the customer decided to do so. Revenues for transaction support services were recognized over time as the performance obligations were satisfied through the effort expended to perform the support services and control of these services were transferred to the customer. Transaction support services were generally billed based on per unit rates, were considered variable consideration, and revenue was recognized at the amount in which we had the right to invoice for services performed. These methods of revenue recognition for professional and transaction support services were the most accurate depiction of the transfer of the legal settlement administration services to the customer.

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$10,003	$11,929	$6,118	$6,495	$5,277	$6,379	$46,201
Contractor Connection	18,682	2,036	2,254	239	1	—	23,212
Garden City Group	—	—	—	—	—	—	—
Total Crawford Specialty Solutions Revenues before Reimbursements	$28,685	$13,965	$8,372	$6,734	$5,278	$6,379	$69,413

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Nine Months Ended September 30, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$29,607	$34,446	$18,761	$17,833	$16,356	$18,035	$135,038
Contractor Connection	56,706	6,308	6,121	999	3	—	70,137
Garden City Group	28,827	—	1,048	—	—	—	29,875
Total Crawford Specialty Solutions Revenues before Reimbursements	$115,140	$40,754	$25,930	$18,832	$16,359	$18,035	$235,050

In the normal course of business, the Company's operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by its customers. The Company controls the promised good or service before it is transferred to its customer, therefore it is a principal in the transaction. These out-of-pocket expenses and associated reimbursements are reported on a gross basis within expenses and revenues, respectively, in the Company's unaudited Condensed Consolidated Statements of Operations.
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
Contract Balances
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts) and contract liabilities (reported as deferred revenues) on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that we expect and are entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s unaudited Condensed Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Crawford TPA Solutions: Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the nine months ended September 30, 2018:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2018 (transition date)	$60,609
Quarterly additions	20,250
Revenue recognized from the prior periods	(12,440)
Revenue recognized from current quarter additions	(7,154)
Balance as of March 31, 2018	61,265
Quarterly additions	20,196
Revenue recognized from the prior periods	(13,752)
Revenue recognized from current quarter additions	(7,238)
Disposal of business line	(2,751)
Balance as of June 30, 2018	57,720
Quarterly additions	18,798
Revenue recognized from the prior periods	(16,621)
Revenue recognized from current quarter additions	(4,145)
Balance as of September 30, 2018 (current and noncurrent)	$55,752
Remaining Performance Obligations
As of September 30, 2018, the Company had $92.9 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.
Costs to Obtain a Contract
The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company estimates that its effective income tax rate for 2018 will be approximately 32.0% after considering known discrete items. The provision for income taxes on consolidated income before income taxes totaled $1.8 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes on consolidated income before income taxes totaled $6.3 million and $16.6 million for the nine months ended September 30, 2018 and 2017, respectively. The overall effective tax rate decreased to 31.1% for the nine months ended September 30, 2018 compared with 35.7% for the 2017 period due to current year losses or low level of taxable income in certain operations, including losses due to disposal of the Garden City Group business, partially offset by one-time tax planning related to the voluntary contribution of $10.0 million to the Company’s U.S. defined benefit pension plan, and enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changes U.S. federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Company has estimated the impact of the Tax Act incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, technical guidance that may be issued related to the December 31, 2017 tax return year and actions we may take as a result of the Tax Act. The provision for income taxes for the nine months ended September 30, 2018 did not reflect any material adjustments to the previously disclosed estimated impact of the Tax Act. As of September 30, 2018 the Company expects the accounting to be completed within the one year measurement period, as allowed under SAB 118.

5. Defined Benefit Pension Plans
Net periodic (benefit) cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2018 and 2017 included the following components:

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$355	$333	$1,099	$980
Interest cost	5,282	5,656	16,017	16,829
Expected return on assets	(8,718)	(8,608)	(26,478)	(25,623)
Amortization of actuarial loss	2,696	2,782	8,117	8,297
Net periodic (benefit) cost	$(385)	$163	$(1,245)	$483

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

During the period ended March 31, 2018, the Company adopted ASU 2017-7 and retrospectively applied the presentation of the service costs and the other components of net periodic service costs in the unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2018 and 2017, the non-service components of net periodic pension costs of $740,000 and $170,000 of income, respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2018 and 2017, the non-service components of net periodic pension costs of $2,344,000 and $497,000 of income, respectively, are included in "Other Income, net" on the Condensed Consolidated Statement of Operations. For the nine month period ended September 30, 2018, the Company made contributions of $19,000,000 and $4,168,000 to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9,000,000 and $4,038,000, respectively, in the comparable 2017 period. For the quarter ended September 30, 2018, in addition to its expected $3,000,000 quarterly contribution, the Company made a one time voluntary contribution of $10,000,000 to its U.S. defined benefit pension plan. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2018.

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
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,518	$2,004	$4,703	$3,691	$2,164	$1,717	$10,858	$8,532
Dividends paid	2,152	1,223	2,193	1,226	6,491	3,668	6,593	3,695
Net income attributable to common shareholders, basic	$4,670	$3,227	$6,896	$4,917	$8,655	$5,385	$17,451	$12,227

Denominator:
Weighted-average common shares outstanding, basic	30,713	24,446	31,276	24,550	30,829	24,455	31,359	24,639
Earnings per share - basic	$0.15	$0.13	$0.22	$0.20	$0.28	$0.22	$0.56	$0.50
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,542	$1,980	$4,756	$3,638	$2,183	$1,698	$10,978	$8,412
Dividends paid	2,152	1,223	2,193	1,226	6,491	3,668	6,593	3,695
Net income attributable to common shareholders, diluted	$4,694	$3,203	$6,949	$4,864	$8,674	$5,366	$17,571	$12,107

Denominator:
Weighted-average common shares outstanding, basic	30,713	24,446	31,276	24,550	30,829	24,455	31,359	24,639
Weighted-average effect of dilutive securities	677	—	821	—	622	—	797	—
Weighted-average common shares outstanding, diluted	31,390	24,446	32,097	24,550	31,451	24,455	32,156	24,639
Earnings per share - diluted	$0.15	$0.13	$0.22	$0.20	$0.28	$0.22	$0.55	$0.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Shares underlying stock options excluded	1,230	729	1,172	692
Performance stock grants excluded because performance conditions have not been met (1)	778	201	778	201

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months and nine months ended September 30, 2018 and September 30, 2017. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
CRD-A issued under Non-Employee Director Stock Plan	7	9	114	99
CRD-A issued under the Employee Stock Purchase Plan	144	102	144	102
CRD-A issued under the U.K. ShareSave Scheme	3	4	57	63
CRD-A issued under International Plan	9	8	9	8
CRD-A issued under the Executive Stock Bonus Plan	—	—	—	107
CRD-A issued under 2016 Omnibus Stock and Incentive Plan	—	75	—	137
Effective July 29, 2017, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2018, the Company had remaining authorization to repurchase 546,768 shares under the 2017 Repurchase Authorization.
During the three months ended September 30, 2018, the Company repurchased 43,190 shares of CRD-A and 10,867 shares of CRD-B at an average cost of $8.86 and $8.87, respectively. During the three months ended September 30, 2017 the Company repurchased 193,527 shares of CRD-A and 127,100 shares of CRD-B at an average cost of $7.77 and $8.87, respectively.
During the nine months ended September 30, 2018, the Company repurchased 1,055,148 shares of CRD-A and 64,755 shares of CRD-B at an average cost of $8.30 and $8.95, respectively. During the nine months ended September 30, 2017, the Company repurchased 549,847 shares of CRD-A and 175,588 shares of CRD-B at an average cost of $8.19 and $8.89, respectively.

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

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(25,119)	$(166,455)	$(191,574)	$(26,320)	$(170,157)	$(196,477)
Other comprehensive loss before reclassifications	(4,279)	—	(4,279)	(3,078)	—	(3,078)
Amounts reclassified from accumulated other comprehensive income	—	1,833	1,833	—	5,535	5,535
Net current period other comprehensive (loss) income	(4,279)	1,833	(2,446)	(3,078)	5,535	2,457
Ending balance	$(29,398)	$(164,622)	$(194,020)	$(29,398)	$(164,622)	$(194,020)

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(31,234)	$(174,791)	$(206,025)	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	7,000	—	7,000	9,215	—	9,215
Amounts reclassified from accumulated other comprehensive income	—	1,745	1,745	—	5,278	5,278
Net current period other comprehensive income	7,000	1,745	8,745	9,215	5,278	14,493
Ending balance	$(24,234)	$(173,046)	$(197,280)	$(24,234)	$(173,046)	$(197,280)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2018
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,296	$10,296	$—	$—

Liabilities:
Contingent earnout liability (2)	377	—	—	377

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The contingent earnout liability relates to a business acquired during the three months ended September 30, 2018 by the Crawford Specialty Solutions operating segment. See Note 12, "Acquisitions and Disposition of Business Line" for further details. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections which is Level 3 data. The valuation is sensitive to Level 3 data, with the maximum possible earnout of $696,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months and nine months ended September 30, 2018. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Segment Information
Financial information for the three months and nine months ended September 30, 2018 and 2017 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Crawford Claims Solutions	$85,345	$86,277	$268,975	$250,565
Crawford TPA Solutions: Broadspire	100,271	97,240	303,152	290,603
Crawford Specialty Solutions	69,413	87,034	235,050	265,897
Total segment revenues before reimbursements	255,029	270,551	807,177	807,065
Reimbursements	9,834	16,115	41,282	43,103
Total revenues	$264,863	$286,666	$848,459	$850,168

Segment Operating (Loss) Earnings
Crawford Claims Solutions	$(651)	$2,017	$3,816	$7,778
Crawford TPA Solutions: Broadspire	8,055	9,916	24,014	27,594
Crawford Specialty Solutions	14,879	16,445	35,717	38,882
Total segment operating earnings	22,283	28,378	63,547	74,254

Deduct:
Unallocated corporate and shared costs, net	(5,798)	(4,326)	(7,316)	(2,750)
Net corporate interest expense	(2,398)	(2,524)	(7,402)	(6,674)
Stock option expense	(393)	(468)	(1,355)	(1,342)
Amortization of customer-relationship intangible assets	(2,786)	(2,737)	(8,342)	(8,235)
Restructuring and special charges	—	(1,431)	—	(8,818)
Loss on disposition of business line	(1,201)	—	(18,996)	—
Income before income taxes	$9,707	$16,892	$20,136	$46,435
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Crawford TPA Solutions: Broadspire
Claims Management Services	$57,586	$56,845	$174,793	$168,849
Medical Management Services	42,685	40,395	128,359	121,754
Total Revenues before Reimbursements--Crawford TPA Solutions: Broadspire	$100,271	$97,240	$303,152	$290,603
Crawford Specialty Solutions
Global Technical Services	$46,201	$42,882	$135,038	$125,708
Contractor Connection	23,212	24,120	70,137	80,530
Garden City Group	—	20,032	29,875	59,659
Total Revenues before Reimbursements--Crawford Specialty Solutions	$69,413	$87,034	$235,050	$265,897

10. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2018, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,729,000.
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

11. Restructuring and Special Charges
Special Charges
There were no special charges for the three months and nine months ended September 30, 2017 and 2018.
Restructuring Charges
There were no restructuring charges for the three and nine months ended September 30, 2018. Restructuring charges for the three and nine months ended September 30, 2017 were $1,431,000 and $8,818,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table shows the restructuring charges incurred by type of activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Implementation and phase-in of the Centers	$—	$91	$—	$314
Restructuring and integration costs	—	741	—	7,457
Asset impairments and lease termination costs	—	599	—	1,047
Total restructuring charges	$—	$1,431	$—	$8,818

Costs associated with the Centers were primarily for professional fees and severance costs. Costs associated with the restructuring and integration activities were primarily for administrative areas and were predominantly for severance costs. Asset impairments and lease termination costs were incurred for obsolete software and the exiting of certain leased facilities.
As of September 30, 2018, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these liabilities to September 30, 2018 were as follows:

	Three months ended September 30, 2018
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, June 30, 2018	$1,728	$950	$689	$3,367
Additions	—	—	—	—
Adjustments to accruals	(157)	—		(157)
Cash payments	—	(163)	(171)	(334)
Ending balance, September 30, 2018	$1,571	$787	$518	$2,876

	Nine months ended September 30, 2018
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2017	$2,846	$4,782	$1,785	$9,413
Additions	—	—	—	—
Adjustments to accruals	(1,275)	—	(617)	(1,892)
Cash payments	—	(3,995)	(650)	(4,645)
Ending balance, September 30, 2018	$1,571	$787	$518	$2,876

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Acquisitions and Disposition of Business Line
Acquisitions
During the three months ended September 30, 2018, the Company acquired two separate Global Technical Services businesses for total consideration of approximately $3,400,000 which is comprised of $2,500,000 paid at closing, net of cash acquired of $134,000, $348,000 to be paid in one year and contingent earnout consideration of $377,000. The acquisitions were accounted for under the guidance of ASC 805-10, as business combinations under the acquisition method. As a result of the acquisitions, the Company recognized net tangible assets of $462,000, net of both the deferred payment and contingent earnout, definite lived intangible assets of $1,094,000 and goodwill of $1,094,000. The results of the acquisitions are reported within the Company's Crawford Specialty Solutions operating segment.
Disposition of Business Line
On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42,022,000, subject to post-closing working capital adjustments. Adjusted proceeds totaled $43,724,000 including the preliminary working capital adjustment of $1,702,000 which is presented on our unaudited Condensed Consolidated Balance Sheets as part of "Prepaid expenses and other current assets" as of September 30, 2018. At the time of the disposal, the GCG Business included total assets of $70,630,000 and total liabilities of $10,147,000. The total asset balance being primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $18,996,000, of which $1,201,000 working capital adjustment was recognized during the three months ended September 30, 2018. The loss on disposal is presented in the unaudited Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line". In addition, $185,000 of the purchase price amount will be held in escrow for a period of time following the closing as a source of recovery for indemnification claims by EPIQ. The disposal of this business does not represent a strategic shift in the Company's operations.
The table below presents a computation of the loss on the disposition:

(in thousands)

Negotiated sales price	$42,022

Preliminary working capital adjustment	1,702

Adjusted consideration received	$43,724

Recognized amounts of identifiable assets and liabilities disposed of:	(60,483)

Transaction costs of the sale	(991)

Other costs arising from the sale	(1,246)

Pretax loss on disposition of business line	$(18,996)

Beginning on January 1, 2018 through the time of the sale, the GCG Business was a component of the Crawford Specialty Services segment. Included in the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, respectively, is pretax income for the GCG Business of $0 and $158,000. Included in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 are pretax losses of $3,932,000 and $2,451,000, respectively. The Company previously issued a bonded performance guarantee on behalf of Garden City Group which was transferred to EPIQ in the third quarter. The Company and EPIQ entered into transaction services agreements at the closing pursuant to which the Company will provide certain information technology and back-office transition services to EPIQ through December 31, 2018. Any activity related these transaction services will be recognized in the Company's continuing operations.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2018, the related condensed consolidated statements of operations, comprehensive income, and shareholders' investment for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 7, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 5, 2018

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with 1) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2018 and 2017, and as of September 30, 2018, and December 31, 2017, contained in Item 1 of this Quarterly Report on Form 10-Q, and 2) our Annual Report on Form 10-K for the year ended December 31, 2017. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview
Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $15.5 million, or 5.7%, for the three months ended September 30, 2018, but increased slightly for the nine months ended September 30, 2018, compared with the same periods of 2017. The decrease in revenues for the three month period was due to decreases in revenues in our Crawford Claims Solutions and Crawford Specialty Solutions segments, partially offset by an increase in our Crawford TPA Solutions: Broadspire segment. The increase in revenues for the nine months was due to increases in our Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments, partially offset by a decrease in revenues in our Crawford Specialty Solutions segment. The decreases in revenues in the Crawford Specialty Solutions segment was primarily due to the disposition of the Garden City Group service line as of June 15, 2018, which represents a $20.0 million and $29.8 million reduction in revenues in the three months and nine months ended September 30, 2018 compared to the 2017 periods. Excluding the Garden City Group business, consolidated revenues before reimbursements increased $4.5 million, or 1.8%, for the three months ended September 30, 2018 and $29.9 million, or 4.0%, for the nine months ended September 30, 2018, compared with the same periods in 2017. See Note 12, "Acquisitions and Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about this transaction.
The decrease in revenues in the Crawford Specialty Solutions segment was also due to a change in the operating model in the U.K. contractor repair business where we are now acting as an agent instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $1.3 million and $10.1 million reduction for the three months and nine months ended September 30, 2018, respectively, as compared to the prior year periods. This change had no impact to operating earnings. Changes in foreign exchange rates increased our consolidated revenues by $1.7 million for the three months ended September 30, 2018 and $12.2 million for the nine months ended September 30, 2018 as compared to the prior year periods.
Costs of services provided, before reimbursements, decreased $12.9 million, or 6.7% for the three months ended September 30, 2018, but increased $3.0 million or 0.5% for the nine months ended September 30, 2018 compared with the same periods of 2017. The decrease in the third quarter was primarily due to the disposition of the Garden City Group referenced above. The increase in the nine months was primarily due to an increase in compensation costs in our Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments due to the increase in revenues.
Selling, general, and administrative ("SG&A") expenses were 9.3% higher in the three months ended September 30, 2018 and 7.8% higher in the nine months ended September 30, 2018 compared with the same periods of 2017. The increase for the three months ended September 30, 2018 was due to an increase in the allowance for doubtful accounts and an increase in software amortization expense, compared to the 2017 period. The increase for the nine months ended September 30, 2018 was due to an increase in other unallocated professional fees and an increase in software amortization expense compared with the 2017 period.
During the three months and nine months ended September 30, 2018, we recorded $1.2 million and $19.0 million, respectively, of "Loss on Disposition of Business Line" associated with our sale of the GCG business.
During the three months and nine months ended September 30, 2018 we did not record any restructuring and special charges, compared to $1.4 million and $8.8 million of restructuring and special charges recorded in the three and nine months ended September 30, 2017. Restructuring charges in 2017 were incurred for the implementation and phase in of our Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers"), restructuring and integration costs and other restructuring charges for asset impairments and lease termination costs.
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
Restructuring and special charges, as well as loss on disposition of business line, arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, and restructuring and special charges follows the discussion and analysis of the results of operations of our three operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported on a gross basis within reporting revenues and expenses, respectively, in our unaudited Condensed Consolidated Statements of Operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited Condensed Consolidated Statements of Operations.
Our segment results are impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our segment operations. Revenues in our Crawford Specialty Solutions segment are also impacted by a change in the operating model in the U.K. contractor repair business where we are now acting as an agent instead of principal in certain relationships with clients related to our Contractor Connection service line, and the disposition of the Garden City Group service line as of June 15, 2018.
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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Crawford Claims Solutions	$85,345	$86,277	$268,975	$250,565
Crawford TPA Solutions: Broadspire	100,271	97,240	303,152	290,603
Crawford Specialty Solutions	69,413	87,034	235,050	265,897
Total revenues, before reimbursements	255,029	270,551	807,177	807,065
Reimbursements	9,834	16,115	41,282	43,103
Total Revenues	$264,863	$286,666	$848,459	$850,168

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$56,583	$58,675	$177,635	$166,125
% of related revenues before reimbursements	66.3%	68.0%	66.0%	66.3%
Crawford TPA Solutions: Broadspire	59,146	54,387	177,706	164,531
% of related revenues before reimbursements	59.0%	55.9%	58.6%	56.6%
Crawford Specialty Solutions	34,481	42,234	119,964	126,088
% of related revenues before reimbursements	49.7%	48.5%	51.0%	47.4%
Total	$150,210	$155,296	$475,305	$456,744
% of Revenues before reimbursements	58.9%	57.4%	58.9%	56.6%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$29,413	$25,585	$87,524	$76,662
% of related revenues before reimbursements	34.5%	29.7%	32.5%	30.6%
Crawford TPA Solutions: Broadspire	33,070	32,937	101,432	98,478
% of related revenues before reimbursements	33.0%	33.9%	33.5%	33.9%
Crawford Specialty Solutions	20,053	28,355	79,369	100,927
% of related revenues before reimbursements	28.9%	32.6%	33.8%	38.0%
Total before reimbursements	82,536	86,877	268,325	276,067
% of Revenues before reimbursements	32.4%	32.1%	33.2%	34.2%
Reimbursements	9,834	16,115	41,282	43,103
Total	$92,370	$102,992	$309,607	$319,170
% of Revenues	34.9%	35.9%	36.5%	37.5%
Operating (Loss) Earnings:
Crawford Claims Solutions	$(651)	$2,017	$3,816	$7,778
% of related revenues before reimbursements	(0.8)%	2.3%	1.4%	3.1%
Crawford TPA Solutions: Broadspire	8,055	9,916	24,014	27,594
% of related revenues before reimbursements	8.0%	10.2%	7.9%	9.5%
Crawford Specialty Solutions	14,879	16,445	35,717	38,882
% of related revenues before reimbursements	21.4%	18.9%	15.2%	14.6%
Add (Deduct):
Unallocated corporate and shared costs, net	(5,798)	(4,326)	(7,316)	(2,750)
Net corporate interest expense	(2,398)	(2,524)	(7,402)	(6,674)
Stock option expense	(393)	(468)	(1,355)	(1,342)
Amortization of customer-relationship intangible assets	(2,786)	(2,737)	(8,342)	(8,235)
Restructuring and special charges	—	(1,431)	—	(8,818)
Loss on disposition of business line	(1,201)	—	(18,996)	—
Income before income taxes	9,707	16,892	20,136	46,435
Provision for income taxes	(1,828)	(4,922)	(6,255)	(16,569)
Net income	7,879	11,970	13,881	29,866
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	17	(157)	159	(188)
Net income attributable to shareholders of Crawford & Company	$7,896	$11,813	$14,040	$29,678

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Operating earnings in our Crawford Claims Solutions segment decreased to $(0.7) million, or (0.8)% of revenues before reimbursements, for the three months ended September 30, 2018 compared with 2017 operating earnings of $2.0 million, or 2.3% of revenues before reimbursements. For the nine months ended September 30, 2018, operating earnings decreased to $3.8 million, or 1.4% of revenues before reimbursements, from $7.8 million or 3.1% of revenues before reimbursements for the 2017 period. The decrease in operating earnings in each period of 2018 resulted primarily from an increase in centralized administrative support costs as compared to 2017.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$34,480	$36,932	(6.6)%	$34,480	(6.6)%
U.K.	15,803	14,108	12.0%	15,011	6.4%
Canada	11,705	11,214	4.4%	11,808	5.3%
Australia	11,739	12,912	(9.1)%	11,860	(8.1)%
Europe	7,234	6,349	13.9%	6,935	9.2%
Rest of World	4,384	4,762	(7.9)%	4,341	(8.8)%
Total Crawford Claims Solutions Revenues before Reimbursements	$85,345	$86,277	(1.1)%	$84,435	(2.1)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$110,426	$106,433	3.8%	$110,426	3.8%
U.K.	47,397	42,604	11.3%	44,215	3.8%
Canada	38,944	33,633	15.8%	38,679	15.0%
Australia	33,889	34,009	(0.4)%	33,430	(1.7)%
Europe	23,887	20,236	18.0%	22,303	10.2%
Rest of World	14,432	13,650	5.7%	13,828	1.3%
Total Crawford Claims Solutions Revenues before Reimbursements	$268,975	$250,565	7.3%	$262,881	4.9%

Overall, there was a decrease in revenues in the Crawford Claims Solutions segment in the three months ended September 30, 2018 compared with the 2017 period. This decrease was primarily due to a decrease in weather related activity in the U.S., which experienced increased revenues from hurricane Harvey, Irma and Maria in the 2017 third quarter. Revenues before reimbursements from our Crawford Claims Solutions segment totaled $85.3 million in the three months ended September 30, 2018 compared with $86.3 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 1.0%, or $0.9 million for the three months ended September 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $84.4 million for the three months ended September 30, 2018. There was a decrease in segment unit volume, measured principally by cases received, of 8.1% for the three months ended September 30, 2018, compared with the 2017 period. Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $2.1 million and $2.4 million of revenues in the three months ended September 30, 2018 and 2017, respectively, representing a 0.3% negative variance in Crawford Claim Solutions revenues. Changes in product mix and in the rates charged for those services accounted for a 6.3% revenue increase for the three months ended September 30, 2018 compared with the same period in 2017 due primarily to a reduction in high-frequency, low-complexity cases in Australia, Europe and Asia.
Revenues before reimbursements from our Crawford Claims Solutions segment totaled $269.0 million in the nine months ended September 30, 2018 compared with $250.6 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 2.4%, or $6.1 million for the nine months ended September 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $262.9 million for the nine months ended September 30, 2018. There was a 0.5% decrease in cases received for the nine months ended September 30, 2018, compared with the 2017 period. Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $2.7 million and $19.1 million of revenues in the nine months ended September 30, 2018 and 2017, respectively, representing a negative variance of 6.6% in Crawford Claim Solutions revenues. Changes in product mix and in the rates charged for those services accounted for a 12.0% revenue increase for the nine months ended September 30, 2018 compared with the 2017 period due to a reduction in high-frequency, low-complexity cases in Australia and Asia.
There was a decrease in revenues in the U.S. for the three months ended September 30, 2018, due to a reduction in weather related hurricane activity that was present in the 2017 third quarter; although there was an increase in revenues in the U.S. for the nine months ended September 30, 2018 compared with 2017 due to an overall increase in weather related case activity. Based on constant foreign exchange rates, there were increases in revenues in the U.K. for the three and nine month periods ended September 30, 2018 compared with 2017 due to an increase in weather related case volumes. Revenues in Canada increased in the three and nine months ended September 30, 2018 compared with the 2017 periods due to cases resulting from the 2018 windstorms in Ontario. There was a revenue decrease in Australia due to a change in the mix of services provided. The revenue increases in Europe were due to increases in Germany and the Netherlands. The decrease in revenues in Rest of World for the three months ended September 30, 2018 compared with the same period in 2017 was primarily due to the absence of weather related activity in Latin America in 2018 compared to 2017, although there was an increase in revenues for the nine months ended September 30, 2018 due to weather related case activity in the Philippines, partially offset by a decrease in high-frequency, low-complexity cases.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.9 million and $6.8 million for the three month periods ended September 30, 2018 and 2017, respectively. Reimbursements were $14.3 million and $16.4 million for the nine-month periods ended September 30, 2018 and 2017. The reduction in the 2018 periods was due to the hurricane activity that existed in the 2017 third quarter.

Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	September 30, 2017	Variance
U.S.	81,628	90,420	(9.7)%	235,080	232,572	1.1%
U.K.	13,265	12,595	5.3%	41,466	40,519	2.3%
Canada	11,034	8,439	30.8%	32,746	25,572	28.1%
Australia	7,492	8,654	(13.4)%	25,247	35,843	(29.6)%
Europe	10,757	13,022	(17.4)%	38,053	35,753	6.4%
Rest of World	4,603	7,005	(34.3)%	15,706	19,823	(20.8)%
Total Crawford Claims Solutions Cases Received	128,779	140,135	(8.1)%	388,298	390,082	(0.5)%

Overall, there were decreases in cases received of 8.1% and 0.5% for the three months ended and nine months ended September 30, 2018 compared to the 2017 periods. The decrease in U.S. case volumes was due to hurricane activity present in the 2017 third quarter, although there was an increase in the nine months ended September 30, 2018 due to an increase in overall weather related activity during 2018. The U.K. case volumes were higher in the 2018 period also due to an increase in weather related activity. The increase in Canada was due to cases received in 2018 resulting from Ontario windstorms. The decrease in cases in Australia was due to a decline in high-frequency, low-complexity property cases that were present in the prior year. There was a reduction in cases received in Europe in the third quarter due to a reduction in high-frequency, low-complexity property cases in Poland, although there was an increase in Europe in the nine month period ended September 30, 2018 due to increases in high-frequency, low-complexity cases in the Netherlands and Germany. The decreases in cases in Rest of World were due to a decline in high-frequency, low-complexity property cases in Asia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 66.3% for the three months ended September 30, 2018 compared with 68.0% for the 2017 period. For the nine months ended September 30, 2018, direct compensation, fringe benefits, and non-employee labor expenses, as a percentage of segment revenues before reimbursements, were 66.0%, compared with 66.3% for the comparable period in 2017. The decrease in expenses as a percent of revenues was due to higher cost of labor for staff working on weather related claims in the U.S. in the 2017 third quarter and better labor efficiency in our operating units during 2018. The total dollar amount of these expenses decreased to $56.6 million for the three months ended September 30, 2018 from $58.7 million for the comparable 2017 period, although increased in the nine months ended September 30, 2018 to $177.6 million from $166.1 million in 2017. The decrease in the third quarter was due to higher compensation costs related to the 2017 hurricane activity. The increase in the year-to-date period was due to the increase in revenues and the change in exchange rates. There was an average of 3,000 full-time equivalent employees in this segment in the nine months ended September 30, 2018 compared with an average of 3,011 in the 2017 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.4 million for the three months ended September 30, 2018 compared with $25.6 million for the 2017 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 34.5% for the three months ended September 30, 2018 compared with 29.7% for the 2017 period. For the nine months ended September 30, 2018, these expenses were $87.5 million, or 32.5% of segment revenues before reimbursements, compared with $76.7 million, or 30.6% of segment revenues before reimbursements for the comparable 2017 period. The increases were primarily due to an increase in centralized administrative support costs and the change in exchange rates in the 2018 periods.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT
Our Crawford TPA Solutions: Broadspire segment reported operating earnings of $8.1 million, or 8.0% of revenues before reimbursements, for the third quarter of 2018 as compared to $9.9 million, or 10.2% of revenues before reimbursements, for the third quarter of 2017. For the nine months ended September 30, 2018, operating earnings were $24.0 million, or 7.9% of revenues before reimbursements, compared with $27.6 million, or 9.5% of revenues before reimbursements, for the comparable 2017 period. The decrease in operating earnings for each 2018 period resulted from increased compensation expense and an increase in centralized administrative support costs compared to the 2017 periods.
Revenues before Reimbursements
Crawford TPA Solutions: Broadspire revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, Europe, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$79,979	$76,683	4.3%	$79,979	4.3%
U.K.	2,863	3,542	(19.2)%	2,723	(23.1)%
Canada	9,081	8,835	2.8%	9,159	3.7%
Europe	7,960	7,714	3.2%	7,794	1.0%
Rest of World	388	466	(16.7)%	391	(16.1)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$100,271	$97,240	3.1%	$100,046	2.9%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$240,975	$231,544	4.1%	$240,975	4.1%
U.K.	9,387	9,851	(4.7)%	8,723	(11.5)%
Canada	27,580	24,344	13.3%	27,390	12.5%
Europe	24,091	23,648	1.9%	23,049	(2.5)%
Rest of World	1,119	1,216	(8.0)%	1,105	(9.1)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$303,152	$290,603	4.3%	$301,242	3.7%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $100.3 million in the three months ended September 30, 2018 compared with $97.2 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions: Broadspire segment revenues by approximately 0.2%, or $0.2 million, for the third quarter as compared with the 2017 period. Overall case volumes decreased 0.9% for the three months ended September 30, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 3.8% revenue increase for the three months ended September 30, 2018 compared with the same period in 2017.

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $303.2 million in the nine months ended September 30, 2018 compared with $290.6 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions: Broadspire segment revenues by approximately 0.6%, or $1.9 million, for the nine months ended September 30, 2018 as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $301.2 million for the nine month period. Overall case volumes were consistent for the nine months ended September 30, 2018 compared with the same period of 2017. Changes in product mix and in the rates charged for those services accounted for a 3.7% revenue increase for the nine months ended September 30, 2018 compared with the 2017 period.
The increase in revenues in the U.S. for the three months and nine months ended September 30, 2018 as compared with the 2017 periods was primarily due to the increase in new Claims Management clients, partially offset by a decrease in high-frequency, low-complexity Affinity cases. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the three and nine months ended September 30, 2018, was due to client case volume decreases and a change in the mix of services provided. Revenues in Canada increased in each period due to a change in the mix of services provided and an increase in new clients. Revenues increased slightly in Europe in the third quarter, but decreased for the nine month period primarily due to a product mix shift to increased high-frequency, low-complexity cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment were $2.7 million and $7.7 million for the three and nine months ended September 30, 2018, respectively, compared with $2.4 million and $6.9 million in the comparable 2017 periods. These increases were due to the increase in revenues.
Case Volume Analysis
Crawford TPA Solutions: Broadspire unit volumes by geographic region as measured by cases received, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	September 30, 2017	Variance
U.S.	117,896	124,230	(5.1)%	367,138	375,446	(2.2)%
U.K.	10,746	11,503	(6.6)%	33,690	33,943	(0.7)%
Canada	23,942	21,305	12.4%	72,197	60,315	19.7%
Europe	52,523	49,928	5.2%	156,251	159,600	(2.1)%
Rest of World	114	123	(7.3)%	310	363	(14.6)%
Total Crawford TPA Solutions: Broadspire Cases Received	205,221	207,089	(0.9)%	629,586	629,667	—%

Overall case volumes were 0.9% lower for the three months ended September 30, 2018, compared with the same period in 2017. This reduction was primarily due to a reduction in high-frequency, low-complexity Disability and Affinity cases in the U.S. in the 2018 period, and a decrease in the U.K. cases due to a change in the mix of services provided. This was partially offset by increases in Canada and Europe due to a change in product mix to increased high-frequency, low-complexity cases.
For the nine months ended September 30, 2018, overall case volumes were consistent with the same period in 2017. The reduction in cases in the U.S. was due to a decrease in Claims Management, Disability and Affinity cases. The U.K. case volumes were slightly lower in the 2018 period due to a change in the mix of services provided. The increase in Canada was due to an increase in high-frequency, low-complexity auto cases in the 2018 period. The decrease in cases in Europe was due to lower activity within Scandinavia, partially offset by increases in Germany and Spain.

Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, 2018, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 55.9% in 2017 to 59.0% in 2018. The amount of these expenses increased from $54.4 million for the three months ended September 30, 2017 to $59.1 million for the 2018 comparable period. For the nine months ended September 30, 2018, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 56.6% in 2017 to 58.6% in 2018. The amount of these expenses increased from $164.5 million for the nine months ended September 30, 2017 to $177.7 million for the 2018 comparable period. The increase in both the amounts and the percent of revenues for each of the periods was due to an increase in employees, an increase in compensation and related benefit rates, and the change in exchange rates in 2018.
Average full-time equivalent employees in this segment totaled 3,137 in the first nine months of 2018, up from 2,913 in the comparable 2017 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions: Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.0% and 33.5% for the three and nine months ended September 30, 2018, compared with 33.9% and 33.9% in the comparable 2017 periods, respectively. While each period was consistent, the slight decrease in expenses as a percentage of revenues in the three month and nine month periods were due to operational efficiency gains recognized in the first quarter of 2018. The amount of these expenses increased from $32.9 million and $98.5 million in the three and nine months ended September 30, 2017 to $33.1 million and $101.4 million for the comparable 2018 periods, due to the increased revenues and the change in exchange rates.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $14.9 million for the three months ended September 30, 2018, as compared with operating earnings of $16.4 million in the comparable 2017 period. The related segment operating margin increased from 18.9% for the quarter ended September 30, 2017, to 21.4% in the comparable 2018 period. Operating earnings decreased to $35.7 million, or 15.2% of revenues before reimbursements, for the nine months ended September 30, 2018, compared with 2017 operating earnings of $38.9 million, or 14.6% of revenues before reimbursements. The decreases in operating earnings in the 2018 periods were the result of increased compensation expense and administrative support costs compared to 2017.
Unless otherwise noted, all amounts presented below for 2017 and for the nine months ended September 30, 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date. See Note 12, "Acquisitions and Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about this transaction.

Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$28,685	$45,711	(37.2)%	$28,685	(37.2)%
U.K.	13,965	14,184	(1.5)%	13,269	(6.5)%
Canada	8,372	7,825	7.0%	8,445	7.9%
Australia	6,734	7,117	(5.4)%	6,802	(4.4)%
Europe	5,278	5,384	(2.0)%	4,937	(8.3)%
Rest of World	6,379	6,813	(6.4)%	6,676	(2.0)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$69,413	$87,034	(20.2)%	$68,814	(20.9)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2017
(in thousands, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	Variance
U.S.	$115,140	$136,443	(15.6)%	$115,140	(15.6)%
U.K.	40,754	52,154	(21.9)%	38,619	(26.0)%
Canada	25,930	23,440	10.6%	25,768	9.9%
Australia	18,832	19,542	(3.6)%	18,588	(4.9)%
Europe	16,359	15,010	9.0%	14,729	(1.9)%
Rest of World	18,035	19,308	(6.6)%	18,006	(6.7)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$235,050	$265,897	(11.6)%	$230,850	(13.2)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $69.4 million in the three months ended September 30, 2018, compared with $87.0 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 0.7%, or $0.6 million for the three months ended September 30, 2018, as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $68.8 million for the three months ended September 30, 2018. Revenues before reimbursements totaled $235.1 million in the nine months ended September 30, 2018, compared with $265.9 million in the 2017 period. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 1.6%, or $4.2 million for the nine months ended September 30, 2018, as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $230.9 million for the nine months ended September 30, 2018.
The Garden City Group service line disposal in June 2018 represents a $20.0 million and $29.8 million reduction, or 23.0% and 11.2% negative variances in Crawford Specialty Solutions revenues, respectively, in the three months and nine months ended September 30, 2018, compared to the 2017 periods.
There was a change in the U.K. contractor repair business operating model where we are now acting as an agent instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $1.3 million and $10.2 million reduction, or 1.5% and 3.8% negative variances in Crawford Specialty Solutions revenues, respectively, in the three months and nine months ended September 30, 2018 compared to the 2017 periods. This change had no impact to operating earnings.
Overall case volumes were 5.8% higher for the three months ended September 30, 2018 and 3.6% higher for the nine months ended September 30, 2018, compared with the same periods of 2017. Changes in product mix and in the rates charged for those services accounted for a 2.2% and 1.8% revenue decrease for the three months and nine months ended September 30, 2018 compared with the same periods in 2017.

The decrease in revenues in the U.S. for the three months and nine months ended September 30, 2018, compared with the 2017 periods was due to the Garden City Group disposal and a reduction in our Contractor Connection service line, partially offset by an increase in our Global Technical Services service line due to an increase in weather related activity. The revenue decreases in the U.K. in the 2018 periods were primarily due to the change in U.K. Contractor Connection operating model discussed above, and also due to lower Global Technical Services revenues compared to the 2017 periods. Revenues in Canada increased in the 2018 periods compared with 2017 due to an increase in weather-related cases in 2018 resulting from the Ontario windstorms. There were revenue decreases in Australia and Europe due to a reduction in weather-related activity in the current year. The decrease in revenues in Rest of World was primarily due to a change in the mix of services provided in the Middle East and Asia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects and were $2.3 million and $19.2 million for the three and nine months ended September 30, 2018, respectively, compared with $6.9 million and $19.8 million in the comparable 2017 periods. The decreases in the 2018 periods were due to the disposal of the Garden City Group service line previously referenced and a reduction in Global Technical Services.
Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2018	September 30, 2017	Variance	September 30, 2018	September 30, 2017	Variance
U.S.	58,870	58,695	0.3%	170,006	175,307	(3.0)%
U.K.	5,217	3,924	33.0%	12,741	12,045	5.8%
Canada	16,215	13,667	18.6%	56,336	44,971	25.3%
Australia	1,514	1,580	(4.2)%	5,768	6,103	(5.5)%
Europe	2,894	2,409	20.1%	11,338	8,557	32.5%
Rest of World	5,594	5,053	10.7%	14,919	14,663	1.7%
Total Crawford Specialty Solutions	90,304	85,328	5.8%	271,108	261,646	3.6%
Overall case volumes were 5.8% higher in the three months ended September 30, 2018 compared with the same period in 2017 and 3.6% higher in the nine months ended September 30, 2018. The decrease in U.S. case volumes in the nine months ended September 30, 2018, was due to a decrease in high-frequency, low-complexity cases in Contractor Connection, although there was a slight increase in the third quarter. The U.K. case volumes were higher in the 2018 periods due to an increase in high-frequency, low-complexity property cases in the Contractor Connection service line in the third quarter. The increase in Canada was due to an increase in weather related cases resulting from the Ontario windstorms in 2018 in Contractor Connection and Global Technical Services. The decrease in Australia cases was due to a reduction in weather related activity in the current year. The increase in cases in Europe was due to increases in Global Technical Services in the Netherlands. The increase in cases in Rest of World in the third quarter was due to an increase in high-frequency, low- complexity cases in the Middle East and Asia, partially offset in the nine month period due to a reduction in high-frequency, low-complexity cases in Brazil.
Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above.

Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 49.7% in the 2018 third quarter compared with 48.5% in the 2017 third quarter. The dollar amount of these expenses was $34.5 million for the 2018 third quarter and $42.2 million for the comparable 2017 period. For the nine months ended September 30, 2018, segment direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 51.0% in 2018 compared with 47.4% in 2017. The dollar amount of these expenses was $120.0 million in 2018 and $126.1 million for the comparable 2017 period. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been 48.7% in the 2018 third quarter and 48.9% in the nine month period ended September 30, 2018. The decrease in the dollar amounts in the 2018 periods is due to the Garden City Group disposal referenced above. The increase in direct compensation, fringe benefits, and non-employee labor expense as a percent of revenues before reimbursements for the nine month period ended September 30, 2018 was due to excess capacity resulting from a decrease in employee utilization in the Garden City Group service line in the 2018 period, prior to its disposal. There was an average of 1,629 full-time equivalent employees in Crawford Specialty Solutions in the 2018 period, compared with an average of 1,817 in the 2017 period, decreasing primarily as a result of the Garden City Group disposal referenced above, which had an average of 470 full-time equivalent employees in 2017 compared to 250 in the 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 28.9% of Crawford Specialty Solutions revenues before reimbursements for the three months ended September 30, 2018 compared with 32.6% for the comparable period in 2017, and were 33.8% of segment revenues before reimbursements for the nine months ended September 30, 2018 compared to 38.0% for the comparable period in 2017. Expenses decreased by 1.3% and 1.4% in 2018, respectively, due to the change in the operating model in the U.K. contractor repair business discussed above. The dollar amount of these expenses decreased to $20.1 million in the 2018 third quarter as compared with $28.4 million in the comparable 2017 period, and were $79.4 million in the 2018 nine months as compared to $100.9 million in the comparable 2017 period. These decreases were due to the change in the operating model in the U.K. contractor repair business, the Garden City Group disposal, and a reduction in advertising costs in our Contractor Connection service line during 2018.

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
The provision for income taxes on consolidated income totaled $1.8 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively. The overall effective tax rate decreased to 31.1% for the nine months ended September 30, 2018 compared with 35.7% for the 2017 period due to current year losses or low level of taxable income in certain operations, including losses due to the disposal of the Garden City Group business, partially offset by one-time tax planning related to the voluntary contribution of $10.0 million to the Company’s U.S. defined benefit pension plan, and enacted changes in U.S. tax law as a result of the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”).
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.7 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively. Interest income totaled $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Corporate interest expense totaled $8.8 million and $7.3 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income totaled $1.4 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increases in interest expense in 2018 were due to higher average borrowings and an increase in interest rates, partially offset by higher interest income on invested funds.

Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.4 million was recognized during the three months ended September 30, 2018, compared with $0.5 million for the 2017 period. Stock option expense totaled $1.4 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million and $2.7 million for the three months ended September 30, 2018 and 2017. Amortization expense totaled $8.3 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended September 30, 2018 and 2017, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $5.8 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase for the three months ended September 30, 2018 was due to an increase in self-insured expenses and an increase in our allowance for doubtful accounts receivable. Unallocated corporate and shared costs were $7.3 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase for the nine months ended September 30, 2018 was due to an increase in unallocated professional fees and the absence of certain expense credits that existed in 2017, partially offset by a decrease in defined benefit pension expense.
Restructuring and Special Charges
We recorded no restructuring and special charges in the three and nine months ended September 30, 2018. For the same periods of 2017 we recorded restructuring charges totaling $1.4 million and $8.8 million, respectively.
Loss on disposition of business line
During the three months and nine months ended September 30, 2018 we recorded a loss on the disposal of a business line of $1.2 million and $19.0 million, respectively. The loss on the sale of the GCG business was presented in the unaudited Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line".

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2018, our working capital balance (current assets less current liabilities) was approximately $90.3 million, a decrease of $23.5 million from the working capital balance at December 31, 2017. Our cash and cash equivalents were $53.3 million at September 30, 2018, compared with $54.0 million at December 31, 2017.
Cash and cash equivalents as of September 30, 2018 consisted of $16.4 million held in the U.S. and $36.9 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Such an event occurred during 2018, and we have provided for additional U.S. and foreign income taxes on such profits. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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
Cash Provided by Operating Activities
Cash provided by operating activities was $16.0 million for the nine months ended September 30, 2018, compared with $13.9 million of cash provided in the comparable period of 2017. The increase in cash provided by operating activities was primarily due to a decrease in accounts receivables, partially offset by $10.0 million in one-time incremental pension contributions in the U.S. and higher accrued compensation and bonus payments in 2018, compared to 2017.
Cash Provided by/Used in Investing Activities
Cash provided by investing activities, primarily for acquisitions of property and equipment and capitalized software, was $12.1 million for the nine months ended September 30, 2018, compared with $68.5 million used in the first nine months of 2017. The 2018 increase was due to the proceeds from the disposal of a business line of $40.3 million. The 2017 decrease was primarily due to $36.0 million in payments for the acquisition of WeGoLook in 2017.
Cash Used in/Provided by Financing Activities
Cash used in financing activities was $28.6 million for the nine months ended September 30, 2018, compared with $43.1 million provided by financing activities for the 2017 period. We paid $10.2 million and $10.3 million in dividends in the nine-month periods ended September 30, 2018 and 2017, respectively. During the first nine months of 2018, we decreased our short-term borrowings and book overdraft, net, by $11.3 million, compared with a increase during the first nine months of 2017 of $60.2 million primarily to fund the WeGoLook acquisition and other working capital requirements.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.7 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $221.4 million at September 30, 2018. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and capital leases, totaled $212.9 million as of September 30, 2018 compared with $225.7 million at December 31, 2017.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $85.8 million and overfunded by $34.7 million, respectively, at December 31, 2017, based on accumulated benefit obligations of $474.6 million and $249.4 million for the U.S. Qualified Plan and the U.K. plans, respectively.
For the nine-month period ended September 30, 2018, the Company made contributions of $19.0 million and $4.2 million to its U.S. and U.K. defined benefit pension plans, respectively, compared with contributions of $9.0 million and $4.0 million, respectively, in the comparable periods of 2017. For the quarter ended September 30, 2018, in addition to its expected $3.0 million quarterly contribution, the Company made a one time voluntary contribution of $10.0 million to its U.S. defined benefit pension plan. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2018. Anticipated funding for the other international plans is not material.

Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2018, we paid $10.2 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 reflects the reduction of assets and liabilities resulting from the sale of the GCG Business. The other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2018, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2017 were as follows:

•	Accounts receivable decreased $12.8 million, after exclusion of the $31.7 million reduction from the sale of the GCG Business and foreign currency exchange impacts.

•
Unbilled revenues increased $26.2 million, after exclusion of the $16.7 million reduction from the sale of the GCG Business and foreign currency exchange impacts. This increase was primarily due to increases in the Crawford Claims Solutions due to increases in weather related revenues and Crawford TPA Solutions: Broadspire segments when compared with December 31, 2017 balances.

•
Accounts payable and accrued liabilities decreased $10.7 million after exclusion of the $6.5 million reduction from the sale of the GCG Business and foreign exchange impacts and other adjustments. The decrease was due to higher payments for accrued compensation and incentive compensation, and accounts payable.

At September 30, 2018, we were not a party to any off-balance sheet arrangements, other than operating leases, which we believe could materially impact our operations, financial condition, or cash flows.
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
As of September 30, 2018, the Company was authorized to repurchase 546,768 shares under the 2017 Repurchase Authorization after repurchasing 1,065,846 shares since December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2018				600,825
July 1, 2018 - July 31, 2018
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of July 31, 2018				600,825
August 1, 2018 - August 31, 2018
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of August 31, 2018				600,825
September 1, 2018 - September 30, 2018
CRD-A	43,190	$8.86	43,190
CRD-B	10,867	$8.87	10,867
Totals as of September 30, 2018	54,057		54,057	546,768

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	November 5, 2018	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2018	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)