Form 10-K
period 2018-12-31
CRAWFORD & CO
filed 2019-02-25
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $246,488,173 as of June 29, 2018, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each class of the Registrant's common stock, as of February 15, 2019, was:
Class A Common Stock — $1.00 Par Value — 30,586,037 Shares
Class B Common Stock — $1.00 Par Value — 23,030,725 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2019 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2018

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2018, the Company reported total revenues before reimbursements of $1.071 billion.

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

DESCRIPTION OF SERVICES

The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments: Crawford Claims Solutions, which serves the global property and casualty insurance company markets; Crawford TPA Solutions: Broadspire®, which serves the global casualty, disability and self-insurance marketplace worldwide; and Crawford Specialty Solutions, which serves the global property and casualty insurance company markets. The Company's operating segments are comprised of the following:

•
Crawford Claims Solutions, which serves the global property and casualty insurance markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. This is comprised of Claims Field Operations, WeGoLook, Catastrophe Services and Marine service lines based on geography and responsibility.

•
Crawford TPA Solutions: Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide. Crawford TPA Solutions: Broadspire operates in the U.S., U.K., Canada, Europe and Rest of World.

•
Crawford Specialty Solutions provides services to the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Specialty Solutions is comprised of the Global Technical Services and Contractor Connection service lines globally based on geography and responsibility, and the previously reported Garden City Group segment which was sold on June 15, 2018.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

CRAWFORD CLAIMS SOLUTIONS.  The Crawford Claims Solutions segment accounted for 33.7% of the Company's revenues before reimbursements in 2018. The Company's Crawford Claims Solutions segment provides claims management services globally to insurance carriers and self-insured entities related to property, casualty, and catastrophe losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's Crawford Claims Solutions segment revenues are substantially derived from the insurance carrier market. Insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, catastrophe, and the evaluation and resolution of property and casualty insurance claims.

Claims management services offered by our Crawford Claims Solutions segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

•	Property — losses caused by physical damage to commercial or residential real property and certain types of personal property

•
Catastrophe — losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions

•	Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability

•	Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability

•	Marine — losses relating to hull, machinery and cargo

Crawford Claims Solutions serves the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World.

In addition, the Crawford Claims Solutions segment, through the Company’s WeGoLook®, LLC subsidiary, provides a variety of on-demand inspection, verification, and other task specific field services for businesses and consumers through a mobile platform of independent contractors.

CRAWFORD TPA SOLUTIONS: BROADSPIRE.  Our Crawford TPA Solutions: Broadspire segment, which provides services to the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, Europe, and Rest of World, accounted for 37.9% of the Company's revenues before reimbursements in 2018. Crawford TPA Solutions: Broadspire Services, Inc., is a leading third-party administrator to employers, brokers and insurance companies.

Through the Crawford TPA Solutions: Broadspire segment, we provide a complete range of claims and risk management services to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and evaluation of claims, Crawford TPA Solutions: Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Crawford TPA Solutions: Broadspire services are provided through two major service lines:

•
The Claims Management service line includes workers' compensation, liability, property, accident & health, and disability claims management. Accident & health claims programs include accidental death and dismemberment, business travel, life, disability, critical illness and credit protection claims programs. Disability and leave management services include the handling of short and long term disability, FMLA (Federal Medical Leave Act), Americans with Disabilities Act (ADA, ADAAA) and state leave claims designed to increase employee productivity and contain costs. Inclusive of the claims management services is risk management information and consultative analytical services.

•
The Medical Management service line integrates evidence-based criteria, clinical expertise, and advanced technology into the claims process to achieve optimal outcomes for employees in a cost effective manner. Case managers provide administration services by proactively managing medical treatment for employees while facilitating an understanding of and participation in their rehabilitation process. These programs assist employees recover as quickly as possible in a cost-effective method. Medical bill review services provide analysis of medical charges for clients' claims to identify opportunities for savings. Physician review services include a diverse panel of specialized physician reviewers that evaluate the medical necessity of medical services as well as causal relation determination while also supporting timely return to work for employees.

CRAWFORD SPECIALTY SOLUTIONS.  The Crawford Specialty Solutions segment accounted for 28.4% of the Company's revenues before reimbursements in 2018. The Crawford Specialty Solutions segment provides services to the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line on June 15, 2018, the legal settlement administration market primarily in the U.S. and Canada.

•
Global Technical Services provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, aviation, forensic accounting, marine and transportation, retail, building and construction, cyber and energy. Crawford Global Technical Services is a group of skilled adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, or chemistry, with relationships spanning the insurance industry and Fortune 1000 corporations.

•
Contractor Connection is the largest independently managed contractor network in the industry, with approximately 6,000 credentialed residential and commercial contractors. This innovative service provides a customer-centric solution for a wide range of loss types from high-frequency, low-complexity claims to large complex repairs, optimizing the time and work process needed to resolve property claims. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional personal and commercial insurance carriers as well as directly to consumer markets.

•
Garden City Group - prior to its disposition on June 15, 2018, this service line performed legal settlement administration services on behalf of law firms, corporations, government agencies and courts. The Garden City Group's services included identifying and qualifying class members, handling all written, electronic, and telephonic communications with claimants, and determining and dispensing settlement payments.

MATERIAL CUSTOMERS

No single customer accounted for 10% or more of our consolidated revenues in 2018, 2017 or 2016. However, for the years ended December 31, 2018 and 2017, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer, and during the year ended December 31, 2016, our Crawford Claims Solutions segment derived more than 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

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

COMPETITION

The global claims management services market is highly competitive and comprised of a large number of companies that vary in size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned over time on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

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

EMPLOYEES

At December 31, 2018, our total number of full-time equivalent employees ("FTEs") was approximately 9,000. In addition, the Company from time to time, uses the resources of a pool of temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions. The Company generally considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company, a Georgia corporation, is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.crawco.com through the "Investor Relations" link located under the "About Us" tab, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Copies of the Company's Annual Report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 5335 Triangle Parkway, Peachtree Corners, Georgia, 30092.

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

Although the insurance industry underwriting cycle has been characterized in recent years as soft, the property-casualty underwriting cycle remains volatile and could rapidly transition to a harder market due to certain factors such as the occurrence of significant catastrophic losses or the performance of capital markets. In softer insurance markets, insurance premiums and deductible levels are generally in decline and industry-wide claim volumes generally increase, which should increase claim referrals to us, provided property and casualty insurance carriers do not reduce the number of claims they outsource to independent firms such as ours. Because the underwriting cycle can change suddenly due to unforeseen events in the financial markets or catastrophic claims activity, we cannot predict what impact the current market may have on us in the future or the timing of when the market may change in the future. Indicators of a hard insurance underwriting cycle generally include higher premiums, higher deductibles, lower liability limits, increased excluded coverages, increased reservation of rights letters, and more unpaid claims. During a hard insurance underwriting market, insurance companies typically become very selective in the risks they underwrite, and insurance premiums and policy deductibles increase. This often results in a reduction in industry-wide claims volumes, which reduces claim referrals to us unless we are able to grow our market share.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. No customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2018, 2017, or 2016. However, for the years ended December 31, 2018 and 2017, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer, and during the year ended December 31, 2016, our Crawford Claims Solutions segment derived more than 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments, and possibly for the Company as a whole, could be materially adversely affected.

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

We are subject to increased frequency and complexity of cybersecurity attacks. Our failure to effectively identify such attacks could materially adversely affect our business, results of operations, and financial condition.

We have implemented procedures and controls to reduce our exposure to cybersecurity attacks, and assess our incident response and notification protocols. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident. We have made investments in software and internal training to prevent cybersecurity incidents such as phishing and business email compromise. However, we may not be able to prevent an attack due to the increasing sophistication and frequency of such attacks. Unauthorized access to, or breaches of a secure network by an unauthorized party could occur due to inadequate use of security controls by us or our employees. Any failure to effectively identify such attack, or to do so in a timely manner, could materially adversely affect our business, results of operations, and financial condition.

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
Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, results of operations, and financial condition.

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

We have operations in the United Kingdom ("U.K.") and the European Union ("EU") that may be impacted by the U.K's planned departure from the EU, known as "Brexit". The uncertainty as to the outcome of Brexit may negatively impact operations in this region or our business as a whole.

The U.K. and EU insurance markets in which we operate may be impacted by the various potential outcomes of Brexit. There are multiple regulatory, contractual, and supply chain issues that need to be considered, and also the potential impact to transactions and assets denominated in foreign currencies. The majority of our relationships in these countries are within our country of operations, however, to the extent we provide services cross-border, there may be increased risks regarding employee mobility, cross-border payments, data transfer and potential regulatory impacts. Failure to secure a pan-European agreement could lead to various country-by-country approaches being implemented, resulting in a lack of consistency between countries. Changes to these regulations could impact our ability to conduct business in these countries, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We could be subject to adverse changes in tax rates, adoption of new tax laws, additional tax liabilities, or increased volatility in our effective tax rate.

We are subject to the tax laws in the United States and numerous foreign jurisdictions. Changes in tax laws or regulations may be proposed or enacted that could significantly affect our overall tax expense, including changes in our assessment related to the realizability of certain deferred tax assets. For example, on December 22, 2017, the United States government enacted comprehensive tax legislation through the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed the U.S. corporate income tax system. The Tax Act requires complex computations to be performed that were not previously required, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced.

The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the Tax Act. As we continue our ongoing analysis of the Tax Act and its related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may adjust amounts that we have recorded that may adversely impact our results of operations. Additionally, state and foreign governments may enact tax laws in response to the Tax Act or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations.

We are, and may become, party to lawsuits or other claims or investigations that could adversely impact our business.

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

The Company is also subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time the Company faces claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees. Such claims, investigations, and any litigation involving the Company could divert management's time and attention from the Company's business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

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

At the end of the most recent measurement periods for our U.S. Qualified Plan and certain of our other international defined benefit pension plans, the projected benefit obligations for these specific plans were underfunded by $74.3 million. In recent years we have been required to make significant contributions to these plans and will have to make significant future contributions. Crawford expects to make no discretionary contributions in 2019 and $9.0 million per annum to the U.S. Qualified Plan for the next four fiscal years following 2019 to improve the funded status of the plan and minimize future required contributions. Volatility in the capital markets and future legislation may have a negative impact on our U.S., U.K. and other international pension plans, which may further increase the underfunded portion of our pension plans and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

We are party to a credit facility, amended and restated as of October 11, 2017, with Wells Fargo Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and the other lenders a party thereto, (as amended, the "Credit Facility"). The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we may be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business. We do not believe there is significant risk to our debt covenants if LIBOR were to be replaced with an alternative reference rate in the future. We have no current hedged transactions, and our Credit Facility allows for the use of a suitable replacement rate if an alternative was required.

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

As of December 31, 2018, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 52% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2018, Mr. Crawford also beneficially owned approximately 35% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

The global claims management services market is highly competitive and comprised of a large number of companies that vary in size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels, and workplace injury rates. We are also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of qualified and experienced on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients' needs for adjusters.

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

We compete for nurses and other case management professionals in the healthcare industry, which may increase our labor costs and reduce profitability.

Our Crawford TPA Solutions: Broadspire business competes with the general healthcare industry in recruiting qualified nurses, other case management professionals and other talent. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. Such competition could reduce availability, increase our costs and reduce our revenues. This shortage may require us to increase wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses, and other healthcare professionals, or to control labor costs could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

We face challenges caused by our aging workforce and we may not be able to recruit, train, and retain adequate replacements for our qualified and skilled employees.

Many of the nurses and adjusters in our industry, including those that we employ directly, are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees.  Any such failures would be exacerbated at times of peak demand and could cause us to rely more heavily on outside nurses and adjusters.  Our failure to recruit and train new employees and to ensure they obtain the adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2018, the Company owned an office in Kitchener, Ontario. As of December 31, 2018, the Company leased approximately 270 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Commitments Under Operating Leases" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

The Company is also subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time the Company faces claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees.

The Company is engaged in arbitration with three former executives of the Garden City Group in which the former executives claim that they are entitled to additional payments associated with their departure from the Garden City Group on December 31, 2015. The Company does not believe that any additional amounts are due to the former executives and strongly refutes the allegations. The Company has not made any provision for the claims of the former executives, which were filed in New York, New York in September 2018.

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

The number of record holders of each class of the Company's common stock as of December 31, 2018 was as follows: CRD-A — 2,842 and CRD-B — 403.

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

Through December 31, 2018, the Company had repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.36 and $8.96, respectively. At December 31, 2018, the Company had remaining authorization to repurchase 427,883 shares under the 2017 Repurchase Authorization.

Through December 31, 2017, the Company had repurchased 699,847 shares of CRD-A and 188,180 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.21 and $8.88, respectively. At December 31, 2017, the Company had remaining authorization to repurchase 1,666,671 shares under the 2017 Repurchase Authorization.

As discussed in Note 18, "Subsequent Events" of the accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, on January 22, 2019, the Company entered into Stock Purchase Agreements to repurchase an aggregate of 421,427 shares of CRD-A and 1,376,889 shares of CRD-B. Pursuant to the Purchase Agreements, the Company paid a purchase price of $9.10 per share, for an aggregate purchase price of $16,364,676 plus commission. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2017 Repurchase Authorization will not be impacted.

The following graph and table show the value as of December 31, 2018 of a $100 investment in the Company's Class B common stock as of December 31, 2013 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
■Crawford & Company (Class B) tS&P 500 Index ●S&P Property-Casualty Insurance Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2013	2014	2015	2016	2017	2018
Crawford & Company (Class B)	100.00	113.41	60.31	146.23	114.31	109.38
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.32
S&P Property-Casualty Insurance Index	100.00	115.75	126.78	146.69	179.53	171.10

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

Year Ended December 31,	2018	2017	2016	2015	2014
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,070,971	$1,105,832	$1,109,286	$1,170,385	$1,142,851
Reimbursements	52,008	57,877	68,302	71,135	74,112
Total Revenues	1,122,979	1,163,709	1,177,588	1,241,520	1,216,963
Total Costs of Services	808,005	842,167	850,112	940,352	914,814
Crawford Claims Solutions Operating Earnings (1)	9,836	17,527	14,371	5,708	1,375
Crawford TPA Solutions: Broadspire Operating Earnings (1)	36,909	38,224	36,520	33,915	21,063
Crawford Specialty Solutions Operating Earnings (1)	51,036	53,418	65,641	49,956	59,314
Unallocated Corporate and Shared Costs and Credits, Net	(9,321)	(13,463)	(24,403)	(19,159)	(8,633)
Net Corporate Interest Expense	(10,109)	(9,062)	(9,185)	(8,383)	(6,031)
Stock Option Expense	(1,742)	(1,718)	(621)	(433)	(859)
Amortization of Customer-Relationship Intangible Assets	(11,152)	(10,982)	(9,592)	(9,668)	(6,341)
Goodwill and Intangible Asset Impairment Charges	(1,056)	(19,598)	—	(49,314)	—
Restructuring and Special Charges	—	(12,084)	(9,490)	(34,395)	—
Loss on disposition of business line	(20,270)	—	—	—	—
Income Taxes	(18,542)	(15,039)	(25,565)	(13,832)	(28,780)
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	389	442	(1,710)	117	(484)
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$25,978	$27,665	$35,966	$(45,488)	$30,624
Earnings (Loss) Per Share - Basic (2):
CRD-A	$0.51	$0.53	$0.68	$(0.79)	$0.59
CRD-B	$0.43	$0.45	$0.60	$(0.87)	$0.52
Earnings (Loss) Per share - Diluted (2):
CRD-A	$0.50	$0.52	$0.67	$(0.79)	$0.57
CRD-B	$0.42	$0.45	$0.60	$(0.87)	$0.52
Current Assets	$320,848	$370,367	$364,731	$370,177	$367,583
Total Assets	$701,442	$787,936	$735,859	$783,406	$789,319
Current Liabilities	$225,310	$256,591	$230,287	$258,348	$259,559
Long-Term Debt and Capital Leases, Less Current Installments	$167,126	$200,460	$187,002	$225,365	$154,046
Total Debt	$190,410	$225,672	$188,014	$247,282	$156,811
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$171,288	$182,320	$153,883	$113,693	$172,937
Total Capital	$361,698	$407,992	$341,897	$360,975	$329,748
Current Ratio	1.4:1	1.4:1	1.6:1	1.4:1	1.4:1
Total Debt to Total Capital Ratio	52.6%	55.3%	55.0%	68.5%	47.6%
Return on Average Shareholders' Investment	14.7%	16.5%	26.9%	(31.7)%	16.4%
Cash Provided by Operating Activities	$52,419	$40,757	$98,864	$61,655	$6,606
Cash Provided by (Used in) Investing Activities	$6,449	$(81,866)	$(32,966)	$(101,178)	$(31,767)
Cash (Used in) Provided by Financing Activities	$(58,739)	$10,343	$(55,151)	$67,889	$4,532
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$3.07	$3.21	$2.74	$2.06	$3.11
Cash Dividends Per Share:
CRD-A	$0.28	$0.28	$0.28	$0.28	$0.24
CRD-B	$0.20	$0.20	$0.20	$0.20	$0.18
Weighted-Average Shares and Share-Equivalents:
Basic	55,254	55,928	55,483	55,286	54,927
Diluted	55,882	56,764	56,220	55,286	55,673

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2018, 2017, and 2016 consolidated financial statements include the financial position of such operations as of October 31, 2018 and 2017, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2018, 2017 and 2016, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

As discussed in more detail in subsequent sections of this MD&A, we have three operating segments: Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions. Our three operating segments represent components of the Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions: Broadspire serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets, and prior to the sale of our Garden City Group business line in June 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.

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

The global claims management services market is highly competitive and comprised of a large number of companies that vary in size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, overall employment levels and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. Generally, fees are earned over time on cases as services are provided, which generally occurs in the period the case is assigned to us, although sometimes a portion or substantially all of the revenues generated by a specific case assignment will be earned in subsequent periods. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather-related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42.0 million, subject to post-closing working capital adjustments. Adjusted proceeds totaled $42.6 million including the working capital adjustment which was received in December 2018. At the time of the disposal, the GCG Business included total assets of $70.6 million and total liabilities of $10.1 million. The total asset balance was primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $20.3 million. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "Loss on disposition of business line".

On January 4, 2017, the Company acquired 85% of the outstanding membership interests of WeGoLook®, LLC, an Oklahoma limited liability company, and certain non-compete agreements, for consideration of $36.1 million on a debt free valuation basis. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

We initiated various restructuring plans through 2017 that were intended to, among other things, reduce overhead costs in certain functions and in our business segments, and streamline senior management to reduce costs and further improve execution. These plans included restructuring and integration costs and other special charges discussed in Note 17, "Restructuring and Special Charges" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Restructuring and special charges, inclusive of costs related to the establishment and phase-in of the Centers, for these and other similar plans totaled $11.6 million in 2017 and $5.7 million in 2016. We reported no restructuring and special charges in 2018 and we do not anticipate any restructuring and special charges in 2019.

There were no goodwill impairment charges in 2018 or 2016. We incurred a non-cash goodwill impairment charge in 2017 of $19.6 million. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges. In 2018, the Company recognized an impairment of $1.1 million related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly changes U.S. Federal income tax law. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) of net tax expense of $3.8 million in the period ended December 31, 2017. This expense consisted of provisional estimates of $7.6 million net expense for the Transition Tax, which we estimated would be fully offset by foreign tax credit carryforwards, and $3.8 million net benefit for remeasurement of our domestic deferred tax balances for the corporate rate reduction. In the period ended December 31, 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3.6 million. This expense consisted of substantially all of the $7.0 million valuation allowance established against foreign tax credits and $0.1 million for the revaluation of deferred taxes, net of $3.5 million of Transition Tax release of uncertain tax positions and adjustments. The Company has completed the accounting for the Tax Act within the one year measurement period, as allowed under SAB 118.

See Note 8, "Income Taxes” of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about income taxes.

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.071 billion in 2018, a decrease of 3.2% compared with $1.106 billion in 2017. Net income attributable to Crawford & Company was $26.0 million in 2018, compared with $27.7 million in 2017. During 2018, the Company did not record any restructuring and special charges, compared to $12.1 million in 2017. During 2018, the Company recorded a loss on disposition of business line totaling $20.3 million.

Consolidated revenues before reimbursements decreased 3.2% in 2018 due to revenue declines in the Crawford Claims Solutions and Crawford Specialty Solutions segments, partially offset by an increase in revenues in the Crawford TPA Solutions: Broadspire segment. Changes in foreign exchange rates increased our segment revenues by $7.7 million, or approximately 0.7%, for 2018 compared with 2017.

The decrease in revenues in the Crawford Specialty Solutions segment was primarily due to the disposition of the Garden City Group business as of June 15, 2018, which represents a $46.3 million reduction in revenues in 2018. See Note 3, "Acquisitions and Disposition of Business Line" of our accompany consolidated financial statements for further discussion about this transaction.

Revenues in the Crawford Specialty Solutions segment were also impacted due to a change in the operating model in the U.K. contractor repair business where we are now acting as an agent instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $11.0 million revenue reduction for the 2018 period as compared to the prior year. This change had no impact to operating earnings. Excluding the Garden City Group business, the change in the operating model in the U.K. contractor repair business, and the change in foreign exchange rates, consolidated revenues before reimbursements increased $14.5 million, or 1.4% compared with 2017.

The decrease in revenues in the Crawford Claims Solutions segment was due to the absence of hurricane activity that was present in the U.S. and Australia in 2017, which represents a $19.9 million decrease in segment revenues. The increase in revenues in the Crawford TPA Solutions: Broadspire segment was due to increased cases in the U.S. and Canada.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) decreased in each of our operating segments, due primarily to an increase in centralized administrative support costs during 2018 primarily due to investments in technology and expanding sales efforts.

Although operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation and certain compensation decisions, we believe that a non-GAAP discussion and analysis of segment gross profit is also helpful in understanding the results of our segment operations excluding indirect centralized administrative support costs. Our discussion and analysis of segment gross profit includes the revenues and direct expenses of each segment. Segment gross profit is defined as revenues, less direct costs, which exclude indirect centralized administrative support costs allocated to the business.

Segment gross profit improved in our Crawford Claims Solutions and Crawford TPA Solutions: Broadspire segments, due to a reduction in direct expenses, however there was a decline in our Crawford Specialty Solutions segment due primarily to higher direct costs in the Garden City Group service line prior to its disposal.

In the Crawford Claims Solutions segment, operating earnings declined primarily due to an increase in centralized indirect administrative support costs during 2018. Excluding indirect support costs, gross profit improved from $75.7 million, or 20.7% of revenues before reimbursements in 2017, to $76.9 million, or 21.3% of revenues before reimbursements in 2018, due primarily to cost reductions in Canada and lower compensation costs in 2018 compared to 2017 related to the hurricane activity in the U.S.

In the Crawford TPA Solutions: Broadspire segment, operating earnings declined primarily due to an increase in centralized indirect administrative support costs during 2018. Excluding indirect support costs, gross profit improved from $106.1 million, or 27.2% of revenues before reimbursements in 2017, to $109.2 million, but declined as a percent of revenues before reimbursements in 2018 to 26.9%, as direct costs grew at a higher rate than revenues.

In the Crawford Specialty Solutions segment, operating earnings declined as a result of increased compensation expense and centralized indirect administrative support costs compared to 2017, and also due to the Garden City Group disposition referenced above. Excluding indirect support costs, gross profit decreased from $115.9 million, or 33.1% of revenues before reimbursements in 2017, to $106.9 million due to the Garden City Group disposal, but increased as a percent of revenues before reimbursements in 2018 to 35.1% due to higher direct costs in the Garden City Group service line prior to its disposal.

Cost of services provided, before reimbursements, decreased $28.3 million, or 3.6% for 2018 compared with 2017. The decrease was primarily due to the disposition of the Garden City Group referenced above, and lower compensation costs in our Crawford Claims Solutions segment due to the reduction in hurricane-related revenues.

Selling, general and administrative ("SG&A") expenses were $2.6 million higher, an increase of 1.1%, in 2018 compared to 2017. The increase in 2018 was due to an increase in professional fees, including costs related to the implementation of the Tax Act, software amortization and other administrative expenses, partially offset by a decrease in advertising expenses in our Contractor Connection service line and lower Garden City Group expenses following its disposition in June 2018.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

Administrative functions such as finance, human resources, information technology, quality and compliance, exist in both a centralized shared-service arrangement and within certain operations. Each of these functions are managed by centralized management and we allocate the costs of those services to the segments as indirect costs based on usage.

Gross profit is defined as segment revenues, less segment direct costs, which exclude centralized indirect administrative support costs allocated to the business.

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

Restructuring and special charges, as well as loss on disposition of business line, goodwill impairment charges and impairment of intangible assets arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs, goodwill impairment charges and impairment of intangible assets, restructuring and special charges, and loss on disposition of business line follows the discussion and analysis of the results of operations of our three operating segments.

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in our consolidated results of operations as the Company is considered the principal in these transactions. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.

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

Costs of administrative functions, including direct compensation, payroll taxes, and benefits, are managed centrally and considered indirect costs. The allocated centralized indirect administrative support costs of our shared-services infrastructure are allocated to each segment based on usage and reflected within "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" of each segment.

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

In addition, we believe that a non-GAAP discussion and analysis of segment gross profit is helpful in understanding the results of our segment operations, excluding indirect centralized administrative support costs. Our discussion and analysis of segment gross profit includes the revenues and direct expenses of each segment.

Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses and expense amounts exclude reimbursed out-of-pocket expenses.

Operating results for our segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company, are as shown in the following table.

				% Change from Prior Year
Year Ended December 31,	2018	2017	2016	2018	2017
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Claims Solutions	$361,107	$365,074	$341,555	(1.1)%	6.9%
Crawford TPA Solutions: Broadspire	405,335	390,583	382,657	3.8%	2.1%
Crawford Specialty Solutions	304,529	350,175	385,074	(13.0)%	(9.1)%
Total, before reimbursements	1,070,971	1,105,832	1,109,286	(3.2)%	(0.3)%
Reimbursements	52,008	57,877	68,302	(10.1)%	(15.3)%
Total Revenues	$1,122,979	$1,163,709	$1,177,588	(3.5)%	(1.2)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$240,185	$244,845	$219,933	(1.9)%	11.3%
% of related revenues before reimbursements	66.5%	67.1%	64.4%
Crawford TPA Solutions: Broadspire	235,813	220,743	214,821	6.8%	2.8%
% of related revenues before reimbursements	58.2%	56.5%	56.2%
Crawford Specialty Solutions	155,709	169,134	185,379	(7.9)%	(8.8)%
% of related revenues before reimbursements	51.1%	48.4%	48.1%
Total	$631,707	$634,722	$620,133	(0.5)%	2.4%
% of Revenues before reimbursements	59.0%	57.4%	55.9%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$111,086	$102,702	$107,251	8.2%	(4.2)%
% of related revenues before reimbursements	30.8%	28.1%	31.4%
Crawford TPA Solutions: Broadspire	132,613	131,616	131,316	0.8%	0.2%
% of related revenues before reimbursements	32.7%	33.7%	34.3%
Crawford Specialty Solutions	97,784	127,101	134,054	(23.1)%	(5.2)%
% of related revenues before reimbursements	32.1%	36.3%	34.8%
Total, before reimbursements	341,483	361,419	372,621	(5.5)%	(3.0)%
% of Revenues before reimbursements	31.9%	32.7%	33.6%
Reimbursements	52,008	57,877	68,302	(10.1)%	(15.3)%
Total	$393,491	$419,296	$440,923	(6.2)%	(4.9)%
% of Revenues	35.0%	36.0%	37.4%
Segment Operating Earnings:
Crawford Claims Solutions	$9,836	$17,527	$14,371	(43.9)%	22.0%
% of related revenues before reimbursements	2.7%	4.8%	4.2%
Crawford TPA Solutions: Broadspire	36,909	38,224	36,520	(3.4)%	4.7%
% of related revenues before reimbursements	9.1%	9.8%	9.5%
Crawford Specialty Solutions	51,036	53,418	65,641	(4.5)%	(18.6)%
% of related revenues before reimbursements	16.8%	15.3%	17.0%
Deduct:
Unallocated corporate and shared costs and credits, net	(9,321)	(13,463)	(24,403)	(30.8)%	(44.8)%
Net corporate interest expense	(10,109)	(9,062)	(9,185)	11.6%	(1.3)%
Stock option expense	(1,742)	(1,718)	(621)	1.4%	176.7%
Amortization of customer-relationship intangible assets	(11,152)	(10,982)	(9,592)	1.5%	14.5%
Goodwill and intangible asset impairment charges	(1,056)	(19,598)	—	(94.6)%	nm
Restructuring and special charges	—	(12,084)	(9,490)	nm	27.3%
Loss on disposition of business line	(20,270)	—	—	nm	nm
Income Before Income Taxes	44,131	42,262	63,241	4.4%	(33.2)%
Income taxes	(18,542)	(15,039)	(25,565)	23.3%	(41.2)%
Net Income	25,589	27,223	37,676	(6.0)%	(27.7)%
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	389	442	(1,710)	(12.0)%	(125.8)%
Net Income Attributable to Shareholders of Crawford & Company	$25,978	$27,665	$35,966	(6.1)%	(23.1)%
nm = not meaningful

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to net income attributable to shareholders of Crawford & Company.

				% Change from Prior Year
Year Ended December 31,	2018	2017	2016	2018	2017
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Claims Solutions	$361,107	$365,074	$341,555	(1.1)%	6.9%
Crawford TPA Solutions: Broadspire	405,335	390,583	382,657	3.8%	2.1%
Crawford Specialty Solutions	304,529	350,175	385,074	(13.0)%	(9.1)%
Total, before reimbursements	1,070,971	1,105,832	1,109,286	(3.2)%	(0.3)%
Direct Expenses:
Crawford Claims Solutions	$284,241	$289,399	$267,645	(1.8)%	8.1%
% of related revenues before reimbursements	78.7%	79.3%	78.4%
Crawford TPA Solutions: Broadspire	296,111	284,529	277,802	4.1%	2.4%
% of related revenues before reimbursements	73.1%	72.8%	72.6%
Crawford Specialty Solutions	197,592	234,283	262,330	(15.7)%	(10.7)%
% of related revenues before reimbursements	64.9%	66.9%	68.1%
Total segment direct expenses	777,944	808,211	807,777	(3.7)%	0.1%
% of related revenues before reimbursements	72.6%	73.1%	72.8%
Segment Gross Profit:
Crawford Claims Solutions	$76,866	$75,675	$73,910	1.6%	2.4%
% of related revenues before reimbursements	21.3%	20.7%	21.6%
Crawford TPA Solutions: Broadspire	109,224	106,054	104,855	3.0%	1.1%
% of related revenues before reimbursements	26.9%	27.2%	27.4%
Crawford Specialty Solutions	106,937	115,892	122,744	(7.7)%	(5.6)%
% of related revenues before reimbursements	35.1%	33.1%	31.9%
Total segment gross profit	293,027	297,621	301,509	(1.5)%	(1.3)%
% of related revenues before reimbursements	27.4%	26.9%	27.2%
Segment Indirect Costs:
Crawford Claims Solutions	$67,030	$58,148	$59,539	15.3%	(2.3)%
% of related revenues before reimbursements	18.6%	15.9%	17.4%
Crawford TPA Solutions: Broadspire	72,315	67,830	68,335	6.6%	(0.7)%
% of related revenues before reimbursements	17.8%	17.4%	17.9%
Crawford Specialty Solutions	55,901	62,474	57,103	(10.5)%	9.4%
% of related revenues before reimbursements	18.4%	17.8%	14.8%
Total segment indirect costs	195,246	188,452	184,977	3.6%	1.9%
% of related revenues before reimbursements	18.2%	17.0%	16.7%
Segment Operating Earnings:
Crawford Claims Solutions	$9,836	$17,527	$14,371	(43.9)%	22.0%
% of related revenues before reimbursements	2.7%	4.8%	4.2%
Crawford TPA Solutions: Broadspire	36,909	38,224	36,520	(3.4)%	4.7%
% of related revenues before reimbursements	9.1%	9.8%	9.5%
Crawford Specialty Solutions	51,036	53,418	65,641	(4.5)%	(18.6)%
% of related revenues before reimbursements	16.8%	15.3%	17.0%

* See table on the previous page for a reconciliation of segment operating earnings to Net income attributable to shareholders of Crawford & Company.

YEAR ENDED DECEMBER 31, 2018 COMPARED WITH YEAR ENDED DECEMBER 31, 2017

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Operating earnings for our Crawford Claims Solutions segment decreased from $17.5 million in 2017 to $9.8 million in 2018, representing an operating margin of 2.7% in 2018 compared with 4.8% in 2017. Operating earnings decreased from 2017 to 2018 primarily due to lower revenues in the U.S. and from an increase in centralized administrative support costs as compared to 2017. Excluding centralized indirect support costs, gross profit improved from $75.7 million, or 20.7% of revenues before reimbursements in 2017, to $76.9 million, or 21.3% of revenues before reimbursements in 2018, due primarily to cost reductions in Canada and lower compensation costs in 2018 compared to 2017 related to the hurricane activity in the U.S. in the prior year.

Revenues before Reimbursements

Crawford Claims Solutions revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Claims Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
U.S.	$150,777	$166,325	(9.3)%	$150,777	(9.3)%
U.K.	64,940	59,297	9.5%	62,736	5.8%
Canada	50,278	46,055	9.2%	50,633	9.9%
Australia	44,666	47,136	(5.2)%	45,348	(3.8)%
Europe	30,971	27,076	14.4%	29,071	7.4%
Rest of World	19,475	19,185	1.5%	19,283	0.5%
Total Crawford Claims Solutions Revenues before Reimbursements	$361,107	$365,074	(1.1)%	$357,848	(2.0)%

Overall, there was a decrease in revenues in the Crawford Claims Solutions segment in 2018 compared with 2017. This decrease was primarily due to a decrease in weather-related activity in the U.S. as a result of hurricanes Harvey, Irma and Maria that were present in the prior year.

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $361.1 million in 2018 compared with $365.1 million in 2017. Changes in foreign exchange rates resulted in an increase of our Crawford Claims Solutions segment revenues by approximately 0.9%, or $3.3 million for 2018. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $357.8 million for 2018. Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $6.9 million and $20.7 million of revenues in 2018 and 2017, respectively, representing a negative variance of 3.8% in Crawford Claim Solutions revenues. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, which decreased revenues 3.1% in 2018 compared with 2017. Changes in product mix and in the rates charged for those services accounted for a 4.9% revenue increase for 2018 compared with the 2017 period.

There was a decrease in revenues in the U.S. for 2018 due to a reduction in hurricane-related activity that was present in 2017. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2018 compared with 2017 due to an increase in weather related case volumes and expanding new services. Revenues in Canada increased in 2018 compared with the 2017 period due to cases resulting from the 2018 windstorms in Ontario. There was a revenue decrease in Australia due to a change in the mix of services provided and a reduction in weather related case activity. The revenue increase in Europe was due to increases in Germany and the Netherlands. The slight increase in revenues in Rest of World for 2018 compared with 2017 was primarily due to weather related case activity in the Philippines, partially offset by a decrease of weather related activity in Latin America.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment which are included in total Company revenues were $19.0 million in 2018 compared to $21.7 million in 2017. The 2018 decrease was due to the decreased revenues, primarily related to the hurricane activity that existed in 2017.

Case Volume Analysis

Crawford Claims Solutions unit volumes by underlying case category, as measured by cases received, for 2018 and 2017 were as follows:

Year Ended December 31,	2018	2017	Variance
U.S.	312,245	314,356	(0.7)%
U.K.	58,377	54,037	8.0%
Canada	42,064	34,172	23.1%
Australia	33,083	43,276	(23.6)%
Europe	45,390	55,570	(18.3)%
Rest of World	20,277	26,487	(23.4)%
Total Crawford Claims Solutions Cases Received	511,436	527,898	(3.1)%

Overall, there was a 3.1% decrease in cases received in Crawford Claims Solutions in 2018 compared to 2017. The decrease in U.S. case volumes was due to lower weather related activity in 2018 as compared to 2017, due to the hurricanes that were present in 2017. The U.K. case volumes were higher in the 2018 period due to an increase in weather related activity. There was an increase in Canada due to cases received in 2018 resulting from Ontario windstorms. The decrease in cases in Australia was due to a decline in high-frequency, low-complexity property cases that were present in the prior year. There was a reduction in cases received in Europe due to lower high-frequency, low-complexity property cases in Belgium and Poland, partially offset by an increase in Germany. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Claims Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 66.5% for 2018 and 67.1% for 2017. The decrease was primarily due to improved staff utilization in 2018 and the incremental costs to mobilize staff in areas affected by the hurricanes in 2017.

The dollar amount of these expenses decreased from $244.8 million in 2017 to $240.2 million in 2018. There was an average of 3,014 FTEs in 2018 compared with an average of 3,040 FTEs in 2017. The decrease in expenses and FTEs in 2018 was primarily due to the reduction in employees related to the lower revenues in the current period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $102.7 million in 2017 to $111.1 million in 2018, and increased as a percent of segment revenues from 28.1% in 2017 to 30.8% in 2018. The increase in both the amount and the expense as a percent of revenues was due to an $8.9 million increase in indirect centralized administrative support costs in the 2018 period, primarily related to investments in technology and expanding sales efforts.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT

Operating Earnings

Crawford TPA Solutions: Broadspire segment operating earnings were $36.9 million in 2018, a decrease of 3.4% from 2017 operating earnings of $38.2 million. The operating margin decreased from 9.8% in 2017 to 9.1% in 2018. The decrease in operating earnings for the 2018 period resulted from increased compensation expense and an increase in indirect centralized administrative support costs compared to the 2017 period. Excluding centralized indirect support costs, gross profit improved from $106.1 million, or 27.2% of revenues before reimbursements in 2017, to $109.2 million, but declined as a percent of revenues before reimbursements in 2018 to 26.9%, as direct costs grew at a higher rate than revenues.

Revenues before Reimbursements

Crawford TPA Solutions: Broadspire revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
U.S.	$321,744	$310,102	3.8%	$321,744	3.8%
U.K.	12,651	13,165	(3.9)%	12,211	(7.2)%
Canada	36,648	33,386	9.8%	36,937	10.6%
Europe and Rest of World	34,292	33,930	1.1%	32,257	(4.9)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$405,335	$390,583	3.8%	$403,149	3.2%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire totaled $405.3 million in 2018, compared to $390.6 million in 2017. Changes in foreign exchange rates increased our Crawford TPA Solutions: Broadspire segment revenues by $2.2 million, or approximately 0.6%, for 2018 compared with 2017. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $403.1 million in 2018. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues 0.9% in 2018 compared with 2017. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for 2018 compared with the 2017 period.

The increase in revenues in the U.S. for 2018 as compared with the 2017 period was primarily due to the increase in new Claims Management clients, partially offset by a decrease in high-frequency, low-complexity affinity cases. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for 2018 was due to a change in the mix of services provided. Revenues in Canada increased due to a change in the mix of services provided and an increase in new clients. Revenues decreased in Europe and Rest of World due to a product mix shift to increased high-frequency, low-complexity cases in Scandinavia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment which are included in total Company revenues increased to $10.5 million in 2018 from $9.6 million in 2017. This increase was due to higher segment revenues and increased use of third parties in Europe in the 2018 period.

Case Volume Analysis

Crawford TPA Solutions: Broadspire unit volumes, as measured by cases received, by region for 2018 and 2017 were as follows:

Year Ended December 31,	2018	2017	Variance
U.S.	491,837	498,815	(1.4)%
U.K.	45,678	45,497	0.4%
Canada	95,082	80,637	17.9%
Europe and Rest of World	202,112	202,340	(0.1)%
Total Crawford TPA Solutions: Broadspire Cases Received	834,709	827,289	0.9%

Overall case volumes were 0.9% higher in 2018 compared with 2017. The reduction in cases in the U.S. was due to a decrease in Disability and Affinity cases, partially offset by an increase in Casualty cases. The slight increase in the U.K. was due to a change in the mix of services provided. The increase in Canada was due to an increase in high-frequency, low-complexity auto cases in the 2018 period. The slight decrease in cases in Europe and Rest of World was due to lower activity within Scandinavia, partially offset by increases in Germany and Spain.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as percent of Crawford TPA Solutions: Broadspire segment revenues before reimbursements, increased from 56.5% in 2017 to 58.2% in 2018. The U.S. dollar amount of these expenses increased from $220.7 million in 2017 to $235.8 million in 2018. The increase in both the amounts and the percent of revenues for each of the periods was due to an increase in employees and an increase in compensation and related benefit rates in 2018.

There was an average of 3,144 FTEs in this segment in 2018, an increase from an average of 2,931 FTEs in the 2017 period. The increase in employees was due to conversion of outsourced contractors to full time employees in the Global Business Services Center and the increase in work supporting the increased revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Crawford TPA Solutions: Broadspire segment from $131.6 million in 2017 to $132.6 million in 2018, but decreased as a percent of sales from 33.7% in 2017 to 32.7% in the 2018 period. The increase in amount was due to the increased revenues, however the direct costs grew at a lower rate than revenues.

CRAWFORD SPECIALTY SOLUTIONS

Crawford Specialty Solutions recorded operating earnings of $51.0 million in 2018, or 16.8% of revenues before reimbursements, compared with operating earnings of $53.4 million in 2017, or 15.3% of revenues before reimbursements. The decrease in operating earnings in the 2018 period was the result of increased compensation expense and centralized indirect administrative support costs compared to 2017. Excluding indirect support costs, gross profit decreased from $115.9 million, or 33.1% of revenues before reimbursements in 2017, to $106.9 million due to the Garden City Group disposal, but increased as a percent of revenues before reimbursements in 2018 to 35.1% due to higher direct costs in the Garden City Group service line prior to its disposal.

Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date. See Note 3, "Acquisitions and Disposition of Business Line" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about this transaction.

Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
U.S.	$143,166	$177,266	(19.2)%	$143,166	(19.2)%
U.K.	54,060	66,876	(19.2)%	52,506	(21.5)%
Canada	34,150	31,521	8.3%	34,416	9.2%
Australia	24,661	26,484	(6.9)%	25,044	(5.4)%
Europe	21,722	21,171	2.6%	20,146	(4.8)%
Rest of World	26,770	26,857	(0.3)%	26,954	0.4%
Total Crawford Specialty Solutions Revenues before Reimbursements	$304,529	$350,175	(13.0)%	$302,232	(13.7)%

Crawford Specialty Solutions segment revenues before reimbursements decreased 13.0% to $304.5 million in 2018 compared with $350.2 million million in 2017. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 0.7%, or $2.3 million for 2018, as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $302.2 million for 2018.

The Garden City Group service line disposal in June 2018 represents a $46.3 million reduction, or 13.2% negative variance in Crawford Specialty Solutions revenues, respectively, in the 2018 period compared to 2017.

There was a change in the U.K. contractor repair business operating model where we are now acting as an agent instead of principal in certain relationships with clients related to our Contractor Connection service line, which represents a $11.0 million reduction, or 3.1% negative variance in Crawford Specialty Solutions revenues in 2018 compared to 2017. This change had no impact to operating earnings.

Overall case volumes were 5.5% higher for 2018 compared with 2017. Changes in product mix and in the rates charged for those services accounted for a 2.9% revenue decrease for 2018 compared with 2017.

The decrease in revenues in the U.S. in 2018, compared with 2017 was due to the Garden City Group disposal, partially offset by increases in our Contractor Connection and Global Technical Services service lines. The revenue decrease in the U.K. in the 2018 period was primarily due to the change in U.K. Contractor Connection operating model discussed above, and also due to lower Global Technical Services revenues compared to the 2017 period. Revenues in Canada increased in the 2018 period compared with 2017 due to an increase in weather-related cases in 2018 resulting from the Ontario windstorms. There was a revenue decrease in Australia due to a reduction in weather-related activity in the current year. There was a revenue decrease in Europe due to a change in the mix of services provided in Scandinavia. The slight increase in revenues in Rest of World was primarily due to a change in the mix of services provided in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment which are included in total Company revenues were $22.5 million in 2018, decreasing from $26.4 million in 2017 due to the disposal of the Garden City Group service line previously referenced and a reduction in Global Technical Services.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by major underlying case category, as measured by cases received, for 2018 and 2017 were as follows:

Year Ended December 31,	2018	2017	Variance
U.S.	224,137	220,767	1.5%
U.K.	17,723	15,215	16.5%
Canada	70,161	58,419	20.1%
Australia	6,839	7,775	(12.0)%
Europe	11,005	10,396	5.9%
Rest of World	21,564	20,485	5.3%
Total Crawford Specialty Solutions Cases Received	351,429	333,057	5.5%

Overall, there was a 5.5% increase in cases received in 2018 compared with 2017. The increase in U.S. case volumes in 2018 was due to an increase in high-frequency, low-complexity cases in Contractor Connection. The U.K. case volumes were higher in the 2018 period due to an increase in high-frequency, low-complexity property cases in the Contractor Connection service line. The increase in Canada was due to an increase in weather related cases resulting from the Ontario windstorms in 2018 in Contractor Connection and Global Technical Services. The decrease in Australia cases was due to a reduction in weather related activity in the current year. The increase in cases in Europe was due to an increase in Global Technical Services service line. The increase in cases in Rest of World was due to an increase in high-frequency, low-complexity cases in the Middle East and Asia, partially offset due to a reduction in high-frequency, low-complexity cases in Brazil.

Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Specialty Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased from 48.4% in 2017 to 51.1% in 2018. The amount of these expenses decreased from $169.7 million in 2017 to $155.7 million in 2018. The decrease in the dollar amount in 2018 was primarily due to the Garden City Group disposal referenced above. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been 49.3% in 2018. The increase in expenses as a percent of revenues was due to lower employee utilization in the Garden City Group service line through the date of disposal. Average FTEs in this segment totaled 1,579 in 2018, compared to an average of 1,809 FTEs in 2017. The decrease in employees was due to the Garden City Group disposal referenced above, which had an average of 468 full-time equivalent employees in 2017 compared to 157 in 2018.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 32.1% in 2018 from 36.3% in 2017, and the dollar amount of these expenses also decreased by $29.3 million. Expenses decreased by 2.4% in 2018 due to the change in the operating model in the U.K. contractor repair business discussed above. The remaining decrease in both the amount and the percent of segment revenues was due to the Garden City Group disposal and a reduction in advertising costs in our Contractor Connection service line during 2018.

YEAR ENDED DECEMBER 31, 2017 COMPARED WITH YEAR ENDED DECEMBER 31, 2016

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Operating earnings for our Crawford Claims Solutions segment increased from $14.4 million in 2016 to $17.5 million in 2017, representing an operating margin of 4.8% in 2017 compared with 4.2% in 2016. Operating earnings improved 22.0% from 2016 to 2017 due to an increase in weather related activity resulting from hurricanes Harvey, Irma and Maria in the U.S. in the 2017 period, partially offset by initial start-up costs and operating losses attributable to WeGoLook. Excluding centralized indirect support costs, gross profit improved from $73.9 million, or 21.6% of revenues before reimbursements in 2016, to $75.7 million, but declined as a percent of revenues before reimbursements in 2017 to 20.7%.

Revenues before Reimbursements

Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2016
Year Ended December 31,	2017	2016	Variance	2017	Variance
U.S.	$166,325	$131,476	26.5%	$166,325	26.5%
U.K.	59,297	71,900	(17.5)%	63,988	(11.0)%
Canada	46,055	44,123	4.4%	45,464	3.0%
Australia	47,136	40,758	15.6%	45,758	12.3%
Europe	27,076	30,029	(9.8)%	26,987	(10.1)%
Rest of World	19,185	23,269	(17.6)%	20,341	(12.6)%
Total Crawford Claims Solutions Revenues before Reimbursements	$365,074	$341,555	6.9%	$368,863	8.0%

Overall, there was an increase in revenues in the Crawford Claims Solutions segment in 2017 compared with 2016. This was due to an increase in revenues in the U.S., Canada and Australia, partially offset by decreases in revenues in the UK, Europe and Rest of World. The increase in revenues in the U.S. was due to an increased claim volumes from hurricane related activity in 2017. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 1.1%, or $3.8 million for the period ended December 31, 2017 as compared with 2016. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $368.9 million for the year ended December 31, 2017.

Revenues in our U.S. operations include revenues from an outsourcing project for a major U.S. insurance carrier, which resulted in $20.7 million and $34.9 million of revenues in the periods ended December 31, 2017 and 2016, respectively, representing a negative variance of 4.1% in Crawford Claim Solutions revenues. There was a 26.9% increase in cases received in 2017 compared with 2016. Excluding the impact of high-frequency, low-complexity cases received from the WeGoLook acquisition, there was a decrease in segment unit volume of 0.5%. The WeGoLook acquisition contributed 2.6% of the increase in Crawford Claims Solutions segment revenues. Changes in product mix and in the rates charged for those services accounted for a 10.0% revenue increase in 2017 compared with 2016.

There was an increase in revenues in the U.S. for 2017 due to an increase in hurricane related activity that was present in 2017. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. for 2017 compared with 2016 due to a reduction in weather-related activity compared with the number of cases received from flooding in that region in 2016. Revenues in Canada increased in 2017 due to an increase in high-frequency, low-complexity case volumes from existing clients, partially offset by a reduction in weather-related case volumes from the Fort McMurray wildfires in 2016. There was a revenue increase in Australia due to an increase in weather-related activity. The revenue decrease in Europe was due to changes in the mix of services provided in Scandinavia, partially offset by an increase in high-frequency, low-complexity cases in Germany. The decrease in revenues in Rest of World for 2017 was due to a reduction in high-frequency, low-complexity cases in Asia, partially offset by an increase in Peru from increased weather-related activity.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment which are included in total Company revenues were $21.7 million in 2017 and $21.6 million in 2016. Although there was an increase in overall revenues, the amount of reimbursed expenses increased only slightly due to reduced use of third parties on higher case values in Europe and Rest of World and in Canada where the Fort McMurray wildfires occurred in 2016.

Case Volume Analysis

Crawford Claims Solutions volumes by underlying case category, as measured by cases received, for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
U.S.	314,356	173,678	81.0%
U.K.	54,037	71,917	(24.9)%
Canada	34,172	32,511	5.1%
Australia	43,276	46,079	(6.1)%
Europe	55,570	62,101	(10.5)%
Rest of World	26,487	29,681	(10.8)%
Total Crawford Claims Solutions Cases Received	527,898	415,967	26.9%

Overall, there was as 26.9% increase in cases received in Crawford Claims Solutions in 2017 compared to 2016. This was primarily due to the WeGoLook acquisition, which accounted for a 27.4% increase in Crawford Claims Solutions cases. Absent the high-frequency, low-complexity cases form the WeGoLook acquisition, total cases received decreased by 0.5% in 2017 compared to the 2016 period. The increase in U.S. case volumes was due to the WeGoLook acquisition and an increase in weather related activity resulting from cases received from hurricanes in the 2017 period. The U.K. case volumes were lower in the 2017 period due primarily to flooding-related cases received in 2016. The increase in Canada was due to an increase in high-frequency, low-complexity case volumes from existing clients, partially offset by a reduction in weather-related case volumes from the Fort McMurray wildfires in 2016. The decrease in cases in Australia was due to a decline in high-frequency, low-complexity property cases that were present in the prior year. There was a decrease in cases received in Europe due to a decrease in high-frequency, low-complexity property cases. The decrease in cases in Rest of World were due to a decline in high-frequency, low-complexity property cases in Asia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 67.1% in 2017 compared with 64.4% for the 2016 period. The increases in expenses as a percent of revenues was primarily due to higher cost of labor for staff working on weather related claims in the U.S. in the 2017 period. The total dollar amount of these expenses increased to $244.8 million in 2017 from $219.9 million for 2016. There was an average of 3,040 full-time equivalent employees in this segment in the 2017 period compared with an average of 2,997 in the 2016 period, including the impact of the WeGoLook acquisition which resulted in an increase of 115 employees in the 2017 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $107.3 million in 2016 to $102.7 million in 2017. As a percent of segment revenues, segment expenses decreased from 31.4% in 2016 to 28.1% in 2017. The decrease in costs was primarily due to the impact of cost reduction initiatives in 2017.

CRAWFORD TPA SOLUTIONS: BROADSPIRE

Operating Earnings

Crawford TPA Solutions: Broadspire operating earnings increased to $38.2 million in 2017, an increase of 4.7% from 2016 operating earnings of $36.5 million. The operating margin increased from 9.5% in 2016 to 9.8% in 2017. Operating earnings improved from 2016 to 2017 due to higher revenues in our Claims Management service line in the U.S., operational efficiency gains, and a reduction in administrative support costs. Excluding centralized indirect support costs, gross profit improved from $104.9 million, or 27.4% of revenues before reimbursements in 2016, to $106.1 million, but decreasing slightly as a percentage of revenues before reimbursements in 2017 to 27.2%, as costs were kept in alignment with the growth in revenues.

Revenues before Reimbursements

Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2016
Year Ended December 31,	2017	2016	Variance	2017	Variance
U.S.	$310,102	$301,976	2.7%	$310,102	2.7%
U.K.	13,165	13,654	(3.6)%	14,227	4.2%
Canada	33,386	32,353	3.2%	32,919	1.7%
Europe and Rest of World	33,930	34,674	(2.1)%	33,765	(2.6)%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$390,583	$382,657	2.1%	$391,013	2.2%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $390.6 million in 2017 compared with $382.7 million in 2016. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions: Broadspire segment revenues by approximately 0.1%, or $0.4 million, for 2017 as compared with the 2016 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions: Broadspire segment revenues would have been $391.0 million for the 2017 period. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues 1.8% in 2017 compared with 2016. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue increase for 2017 compared with 2016.

The increase in revenues in the U.S. for 2017 as compared with 2016 was due to an increase in new Claims Management and disability clients. Based on constant foreign exchange rates, the increase in revenues in the U.K. for 2017 was due to client case volume increases and a change in the mix of services provided. Revenues in Canada increased due to a change in the mix of services provided and an increase in new clients. Revenues decreased in Europe and Rest of World in 2017 due to a product mix shift in Scandinavia to increased high-frequency, low-complexity cases, partially offset by an increase as we develop our business in other territories, primarily in Australia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment which are included in total Company revenues increased to $9.6 million in 2017 from $9.0 million in 2016. This increase was due to the higher revenues, primarily in the U.S.

Case Volume Analysis

Crawford TPA Solutions: Broadspire unit volumes, as measured by cases received, by region for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
U.S.	498,815	477,020	4.6%
U.K.	45,497	44,728	1.7%
Canada	80,637	88,577	(9.0)%
Europe and Rest of World	202,340	202,292	—%
Total Crawford TPA Solutions: Broadspire Cases Received	827,289	812,617	1.8%

Overall case volumes were 1.8% higher in 2017 compared with 2016. The increase in U.S. case volumes was due to an increase in Disability case referrals from new clients and an increase in Medical Management referrals, partially offset by a decline in Affinity claims. The U.K. case volumes were higher due primarily to an increase in cases received from existing clients. The decrease in Canada cases was due to a decline in high-frequency, low-complexity vehicle appraisal cases in 2017. Cases in Europe and Rest of World were consistent between the two periods.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Crawford TPA Solutions: Broadspire segment revenues before reimbursements, increased slightly from 56.2% in 2016 to 56.5% in 2017. The U.S. dollar amount of these expenses also increased in 2017 by $5.9 million. This increase was due to an increase in employees. There was an average of 2,931 FTEs in this segment in 2017, an increase from 2,833 FTEs in the 2016 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of Crawford TPA Solutions: Broadspire segment revenues before reimbursements, from 34.3% in 2016 to 33.7% in 2017, although the U.S. dollar amount of these expenses increased only slightly by $0.3 million. The decrease in percentage is primarily due to cost reduction initiatives implemented in 2017 and higher revenues.

CRAWFORD SPECIALTY SOLUTIONS

Operating Earnings

Crawford Specialty Solutions recorded operating earnings of $53.4 million in 2017, or 15.3% of revenues before reimbursements, compared with operating earnings of $65.6 million in 2016, or 17.0% of revenues before reimbursements. Operating earnings decreased from 2016 to 2017 due to lower revenues related to the winding down of the Deepwater Horizon class action settlement project, and reduction in employee utilization in our Garden City Group service line. Excluding centralized indirect support costs, gross profit decreased from $122.7 million, or 31.9% of revenues before reimbursements in 2016, to $115.9 million, or 33.1% of revenues before reimbursements in 2017.

Revenues before Reimbursements

Crawford Specialty Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2016
Year Ended December 31,	2017	2016	Variance	2017	Variance
	(In thousands)
U.S.	$177,266	$195,607	(9.4)%	$177,266	(9.4)%
U.K.	66,876	87,445	(23.5)%	72,974	(16.5)%
Canada	31,521	30,221	4.3%	31,133	3.0%
Australia	26,484	25,826	2.5%	25,731	(0.4)%
Europe	21,171	19,578	8.1%	20,522	4.8%
Rest of World	26,857	26,397	1.7%	27,040	2.4%
Total Crawford Specialty Solutions Revenues before Reimbursements	$350,175	$385,074	(9.1)%	$354,666	(7.9)%

Crawford Specialty Solutions segment revenues before reimbursements decreased 9.1% to $350.2 million in 2017 compared with $385.1 million in 2016. Changes in foreign exchange rates resulted in a decrease in our Crawford Specialty Solutions segment revenues by approximately 1.2%, or $4.5 million for 2017, as compared with the 2016 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues before reimbursements would have been $354.7 million for 2017.

The decrease in revenues for 2017 compared with 2016 was primarily due to lower revenues in our Garden City Group service line, which represents a $36.1 million reduction, or 9.4% of Crawford Specialty Solutions revenue variance. This reduction was due to lower revenues from the Deepwater Horizon class action special project and a lower volume of case administration work on projects in the 2017 period. Revenues in the Crawford Specialty Solutions segment were also negatively impacted due to a change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of the contract principal in certain relationships with clients in our Contractor Connection service line, which represents a $16.0 million, or 4.2% revenue reduction, for 2017 compared to the prior year. This change had no impact to segment operating earnings.

Overall Crawford Specialty Solution case volumes were 5.3% higher for 2017 compared with 2016. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue increase for 2017 compared with the same period in 2016.

The decrease in revenues in the U.S. in 2017 compared with the 2016 period was primarily due to lower revenues in our Garden City Group service line discussed above, partially offset by increases in our Global Technical Services and Contractor Connection service lines due to an increase in hurricane activity. The revenue decrease in the U.K. in 2017 was primarily due to the change in U.K. Contractor Connection operating model discussed above, partially offset by an increase in Global Technical Services revenues compared to the 2016 period. Revenues in Canada increased in the 2017 period compared with 2016 due to an increase in high-frequency, low-complexity case volumes from existing clients, and the change in foreign exchange rates, partially offset by a reduction in weather-related case volumes from the Fort McMurray wildfires in 2016. Based on constant exchange rates, there was a slight decrease in revenues in Australia due to a reduction in weather-related activity in the current year. The increase in revenues in Europe was primarily due an increase in revenues in Germany, partially offset by a change in the mix of services provided in Scandinavia. The increase in revenues in Rest of World was primarily due to an increase in weather-related activity in Latin America.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects and were $26.4 million in 2017, decreasing from $37.2 million in 2016 due primarily to a lower volume of case administration work in our Garden City Group service line and reduced use of third parties in Canada where the Fort McMurray wildfires occurred in 2016.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by major underlying case category, as measured by cases received, for 2017 and 2016 were as follows:

Year Ended December 31,	2017	2016	Variance
U.S.	220,767	212,082	4.1%
U.K.	15,215	16,583	(8.2)%
Canada	58,419	45,922	27.2%
Australia	7,775	8,949	(13.1)%
Europe	10,396	6,822	52.4%
Rest of World	20,485	25,873	(20.8)%
Total Crawford Specialty Solutions Cases Received	333,057	316,231	5.3%

Overall, there was a 5.3% increase in cases received in 2017 compared with 2016. The increase in U.S. case volumes was due to an increase in high-frequency, low-complexity cases in Contractor Connection, and an increase in Global Technical Services resulting from the hurricane activity. The U.K. case volumes were lower in 2017 due to the flooding that occurred in that region in 2016. The increase in Canada was due to an increase in high-frequency, low-complexity cases in Contractor Connection and an increase in Global Technical Services. The decrease in Australia cases was due to a reduction in weather related activity in the current year. The increase in cases in Europe was due to increases in Global Technical Services in Italy and Scandinavia. The decrease in cases in Rest of World was due to a reduction in high-frequency, low-complexity cases in Brazil and Singapore.

Garden City Group services are generally project based and not denominated by individual claims and therefore not included in the table above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Specialty Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased slightly to 48.4% in 2017 compared with 48.1% in 2016. The amount of these expenses decreased from $185.4 million in 2016 to $169.1 million in 2017 due to the decline in revenues from the Deepwater Horizon special project discussed above. The increase as a percent of revenues was due to a decrease in employee utilization in the Garden City Group service line. Average FTEs in this segment totaled 1,809 in 2017, up from 1,776 FTEs in 2016.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements to 36.3% in 2017 from 34.8% in 2016. The dollar amount of these expenses decreased by $7.0 million. The decrease in the amount was due to the change in the operating model in the U.K. contractor repair business where we are acting in an agency role instead of the contract principal in certain relationships with clients in our Contractor Connection service line, partially offset by an increase in advertising costs in our Contractor Connection service line compared with 2016. The increase in the percent as a percent of revenues was due to the increase in advertising costs in Contractor Connection and an increase in our Garden City Group service line.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $18.5 million, $15.0 million, and $25.6 million for 2018, 2017, and 2016, respectively. Our effective tax rate for financial reporting purposes was 42.0%, 35.6%, and 40.4% for 2018, 2017, and 2016, respectively. The Company's effective income tax rate in 2018 was impacted by a valuation allowance on certain Foreign Tax Credits, the Tax Cuts and Jobs Act in the U.S., and one-time income tax planning activities. The Company's effective income tax rate in 2017 was impacted by the Tax Cuts and Jobs Act in the U.S. and international restructuring activities. Based on our 2019 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2019 to be in the 31% to 33% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $11.4 million, $9.9 million, and $9.9 million for 2018, 2017, and 2016, respectively. Corporate interest income totaled $1.3 million, $0.8 million, and $0.7 million in 2018, 2017, and 2016, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 3.7%, 2.8%, and 2.8% for the years ending December 31, 2018, 2017, and 2016, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $1.7 million, $1.7 million and $0.6 million was recognized during 2018, 2017, and 2016, respectively. The increase in the 2018 and 2017 periods, compared to 2016, was due to a higher proportion of options having been granted as a component of our Long Term Incentive Plans. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our 2016 Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $11.2 million, $11.0 million, and $9.6 million in 2018, 2017, and 2016, respectively. The increase in 2018 and 2017, compared to 2016 was due to amortization of intangible assets acquired in the WeGoLook acquisition. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $9.3 million, $13.5 million, and $24.4 million in 2018, 2017, and 2016, respectively. The decrease in 2018 compared with 2017 was due to lower incentive compensation, payroll taxes and benefits, lower self-insured costs and defined benefit pension expenses, partially offset by an increase in unallocated professional fees. These costs decreased in 2017 compared with 2016 due primarily to a decrease in U.S. defined benefit plan expense, unallocated professional fees, and self-insured expenses.

Goodwill Impairment Charges

There were no goodwill impairment charges in 2018 or 2016. The Company incurred a non-cash goodwill impairment charge of $19.6 million in 2017 related to its Garden City Group reporting unit. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges.

Impairment of Indefinite Lived Intangible Assets

The Company recognized an impairment of $1.1 million in 2018 related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name. There were no such charges in 2017 or 2016.

Disposition of Business Line

On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42.6 million including the working capital adjustment. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $20.3 million. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "Loss on disposition of business line". See Note 3, "Acquisitions and Disposition of Business Line" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the disposition.

Restructuring and Special Charges

There were no restructuring and special charges in 2018. Total restructuring and special charges were $12.1 million in 2017 and $9.5 million in 2016. See Note 17, "Restructuring and Special Charges" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the restructuring and special charges.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

On October 11, 2017, the Company and certain of its subsidiaries (Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd, (the "Australian Borrower"), collectively known with the Company, as the "Borrowers") entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated our original credit agreement, dated as of December 8, 2011. On June 15, 2018, the Company and its guarantor subsidiaries party thereto amended our existing credit facility and entered into a Limited Consent and First Amendment to the Amended and Restated Credit Agreement (“the Amendment”) that consented to the Company’s disposition of the GCG Business. No other terms discussed below were changed due to the Amendment.
The credit facility (as amended, the "Credit Facility") consists of a $450.0 million revolving credit facility, with a letter of credit subcommitment of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $75.0 million for borrowings by the Canadian Borrower, and $32.5 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo Bank, National Association and (iii) LIBOR for a one month interest period plus 1.0%. The weighted average interest rates under our Credit Facility were 3.7%, 2.8%, and 2.8% for the years ending December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, a total of $190.3 million was outstanding and there was an undrawn amount of $11.7 million under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $248.0 million at December 31, 2018.

The obligations of the Borrowers under the Amended and Restated Credit Agreement are guaranteed by each existing material domestic subsidiary of the Company, certain other domestic subsidiaries of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Subsidiary"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Subsidiary (each, a "Guarantor"), and the obligations of the Borrowers other than the Company ("Foreign Borrowers") for which the Company is not the primary obligor are also guaranteed by the Company. In addition, (i) the Borrowers’ obligations under the Amended and Restated Credit Agreement are secured by a first priority lien (subject to liens permitted by the Amended and Restated Credit Agreement) on substantially all of the personal property of the Company and the Guarantors as set forth in the Amended and Restated Pledge and Security Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

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

Also under the Credit Facility as amended, the senior secured leverage ratio, defined as the ratio of (i) consolidated total funded debt (excluding unsecured or subordinated debt) minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.25 to 1.00 at the end of each fiscal quarter. In addition, the maximum permitted total leverage ratio allowable, which includes any unsecured or subordinated debt, must not be greater than 4.25 to 1.00.

At December 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.48 and 1.80 as of December 31, 2018 and December 31, 2017, respectively, and our fixed charge coverage ratio was 2.50 and 2.23 as of December 31, 2018 and December 31, 2017, respectively. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

We continue the ongoing monitoring of our customers' ability to pay us for the services that we provide to them. Based on historical results, we currently believe there is a low likelihood that write-offs of our existing accounts receivable will have a material impact on our financial results. However, if one or more of our key customers files bankruptcy or otherwise becomes unable to make required payments to us, or if overall economic conditions deteriorate, we may need to make material provisions in the future to increase our allowance for accounts receivable.

The operations of each of our reporting segments expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2018, 2017, and 2016. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2018, our working capital balance (current assets less current liabilities) was approximately $95.5 million, compared with $113.8 million at December 31, 2017. The decrease in working capital was primarily due to the Garden City Group disposal that occurred on June 15, 2018. Cash and cash equivalents at the end of 2018 totaled $53.1 million, compared with $54.0 million at the end of 2017.

Cash and cash equivalents as of December 31, 2018 consisted of $17.4 million held in the U.S. and $35.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company, such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze the potential tax impact or our anticipated investment needs in that region and provide for taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations.

However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $35.0 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $11.7 million in 2018, from $40.8 million in 2017 to $52.4 million in 2018. This increase was primarily due to a decrease in accounts receivables and lower working capital requirements, partially offset by an increase in unbilled receivables and $10.0 million in one-time incremental pension contributions in the U.S. Interest payments on our debt were $10.4 million in 2018, and tax payments, net of refunds, were $8.2 million in 2018.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities increased by $88.3 million in 2018, from a use of $81.9 million in 2017 to $6.4 million provided in 2018. This increase was primarily due to the proceeds from the Garden City Group disposal of $42.6 million in 2018 and $36 million cash paid for the acquisition of WeGoLook in 2017. Both of these transactions are discussed in Note 3, "Acquisitions and Disposition of Business Line" included in Item 8 of this Annual Report on Form 10-K. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $30.0 million in 2018 compared with $44.9 million in 2017. We forecast that our property and equipment additions in 2019, including capitalized software, will approximate $28 million due to investments required to fund initiatives in our three-year strategic plan.

Cash used in investing activities increased by $48.9 million in 2017, from $33.0 million in 2016 to $81.9 million in 2017. This increase was primarily due to $36.0 million for the acquisition of WeGoLook and certain certain non-compete agreements. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $44.9 million in 2017 compared with $29.2 million in 2016. This increase also included costs incurred for the consolidation and relocation of our Atlanta Support Center.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $58.7 million in 2018. In 2018, we borrowed $101.4 million in short-term borrowings for working capital needs and we repaid a total of $135.4 million in short-term borrowings and $0.5 million in debt and capital lease obligations. The decrease in borrowings in the 2018 period was primarily due to proceeds from the Garden City Group disposition which were used to reduce borrowings. The increase in borrowings in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition and increased working capital requirements. We used cash to pay cash dividends totaling $13.5 million. Also in 2018, we repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B stock totaling $10.4 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.1 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash provided by financing activities was $10.3 million in 2017. In 2017, we borrowed $94.4 million in short-term borrowings for working capital needs and we repaid a total of $58.5 million in short-term borrowings and $1.2 million in debt and capital lease obligations. The increase in borrowings in the 2017 period was primarily due to borrowings to fund the WeGoLook acquisition and increased working capital requirements. We used cash to pay cash dividends totaling $13.7 million. Also in 2017, we repurchased 699,847 shares of CRD-A and 188,180 shares of CRD-B stock totaling $7.4 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.9 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $36.1 million and $32.0 million in 2018 and 2017, respectively. Our average month-end short-term debt obligations were $25.9 million and $8.3 million in 2018 and 2017, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $23.2 million and $24.6 million at December 31, 2018 and 2017, respectively. The balance in short-term borrowings at December 31, 2018 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

As described above, we have two principal financial covenants in our Credit Facility. The senior secured leverage ratio, defined as the ratio of (i) consolidated total funded debt (excluding unsecured or subordinated debt) minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.25 to 1.00 at the end of each fiscal quarter. The fixed charge coverage ratio covenant requires us to comply with a minimum fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated EBITDA minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of capital lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

At December 31, 2018, we were in compliance with all required ratios under our Credit Facility. Our leverage ratio was 1.48 and 1.80 as of December 31, 2018 and December 31, 2017, respectively, and our fixed charge coverage ratio was 2.50 and 2.23 as of December 31, 2018 and December 31, 2017, respectively. As discussed in Note 18, "Subsequent Events" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, on January 22, 2019, the Company entered into Stock Purchase Agreements to repurchase an aggregate of 421,427 shares of CRD-A and 1,376,889 shares of CRD-B. Pursuant to the Purchase Agreements, the Company paid a purchase price of $9.10 per share, for an aggregate purchase price of $16,364,676 plus commission. Our leverage ratio and fixed charge coverage ratio would have been 1.61 and 1.71, respectively, as of December 31, 2018 if adjusted for this transaction.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2019. Our compliance with the senior secured leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2019 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

Our compliance with the senior secured leverage ratio covenant is also sensitive to changes in our level of consolidated total funded debt, as defined in our Credit Facility. In addition to short- and long-term borrowings, capital leases, and bank overdrafts, among other things, consolidated total funded debt includes letters of credit, the need for which can fluctuate based on our business requirements. An increase in borrowings under our Credit Facility could negatively impact our leverage ratio, unless those increased borrowings are offset by a corresponding increase in our EBITDA. In addition, a reduction in EBITDA in the future could limit our ability to utilize available credit under the Credit Facility, which could negatively impact our ability to fund our current operations or make needed capital investments.

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

Contractual Obligations

As of December 31, 2018, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease obligations (Note 6)	$31,286	$51,166	$24,142	$30,735	$137,329
Long-term debt, including current portions (Note 5) (1)	23,183	—	167,121	—	190,304
Capital lease obligations (Note 5) (1)	89	5	—	—	94
Total, before interest payments	54,558	51,171	191,263	30,735	327,727
Estimated interest payments under Credit Facility	9,763	20,070	8,432	—	38,265
Total contractual obligations	$64,321	$71,241	$199,695	$30,735	$365,992
(1) Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $14.0 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Commitments Under Operating Leases" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2018, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2018, we had approximately $7.4 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $3.4 million of reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2018 were approximately $40.3 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $74.3 million and $87.0 million at the end of 2018 and 2017, respectively. The 2018 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from increased contributions, partially offset by actuarial losses in the year. During 2018, we made contributions of $19.0 million and $5.0 million to our U.S. Qualified Plan and U.K. Plans, respectively. In 2017, we made contributions of $9.0 million and $5.6 million to our U.S. Qualified Plan and U.K. Plans, respectively. The U.K. Plans were in a funded status totaling $32.7 million and $34.7 million at the end of 2018 and 2017, respectively with the fair value of plan assets exceeding the projected benefit obligation. There was a $2.0 million decrease during 2018 in the net prepaid pension balances of the U.K. defined benefit plan that is in an overfunded position.

Our frozen U.S. Qualified Plan was underfunded by $72.5 million at December 31, 2018 based on an accumulated benefit obligation of $420.2 million. Crawford expects to make no discretionary contributions in 2019 and $9,000,000 per annum to the U.S. Qualified Plan for the four years following 2019 to improve the funded status of the plan and minimize future required contributions. We are not making a discretionary contribution in 2019 because we made an additional voluntary contribution of $10,000,000 in 2018 in addition to our scheduled 2018 discretionary contribution of $9,000,000, which generated a one time U.S. tax benefit. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan.

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2019	$—
2020	9,000
2021	9,000
2022	9,000
2023	9,000

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2018, the issued, but undrawn, letters of credit totaled approximately $11.7 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$11,729	$—	$—	$—	$11,729

Off-Balance Sheet Arrangements

At December 31, 2018, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheets.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2018.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

The Consolidated Balance Sheet as of December 31, 2018 reflects the reduction of assets and liabilities resulting from the sale of the Garden City Group business. Significant changes on our consolidated balance sheet as of December 31, 2018, compared with our consolidated balance sheet as of December 31, 2017, were as follows:

•
Accounts receivable decreased by $43.1 million, or $7.8 million excluding the $31.7 million reduction from the sale of the Garden City Group and foreign currency exchange impacts, in 2018 compared with 2017. The decrease was primarily due to decreased receivables within Crawford Claims Solutions and Crawford Specialty Solutions.

•
Unbilled revenues increased $18.6 million, after exclusion of the $16.7 million reduction from the sale of the Garden City Group and foreign currency exchange impacts. The increase was primarily due to increases in Crawford Claims Solutions and Crawford TPA Solutions: Broadspire.

•
Accounts Payable and Accrued Liabilities decreased $8.9 million after exclusion of the $6.5 million reduction from the sale of the Garden City Group and foreign currency exchange impacts. The decrease was due to higher payments for accrued compensation and incentive compensation, and accounts payable in 2018.

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

Revenue Recognition

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized as unbilled revenues at estimated collectible amounts at the time such services are rendered. Substantially all unbilled revenues are billed within one year. Out-of-pocket costs incurred in administering a claim are typically passed on to our clients and included in our revenues under GAAP. Deferred revenues represent the estimated unearned portion of fees related to future services to be performed under certain fixed-fee service arrangements. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major claim type. Additionally, recent claim closing rates are evaluated for a significant deterioration or improvement in the longer-term historical closing rates used.

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

As of December 31, 2018, deferred revenues related to lifetime claim handling arrangements approximated $39.7 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.3% to an increase of 2.2%, and has averaged a decrease of 0.2%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.3 million for the year ended December 31, 2018, $1.4 million for the year ended December 31, 2017, and $1.5 million for the year ended December 31, 2016. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.3 million for the year ended December 31, 2018, $1.3 million for the year ended December 31, 2017, and $1.1 million for the year ended December 31, 2016.

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

As of December 31, 2018 and 2017, our allowance for doubtful accounts totaled $9.6 million and $12.6 million, or approximately 6.8% and 6.7% of gross billed receivables at December 31, 2018 and 2017, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.4 million, $1.9 million, and $1.7 million in 2018, 2017, and 2016, respectively.

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

The Company currently has four reporting units for goodwill impairment purposes. These reporting units are the Crawford Claims Solutions and Crawford TPA Solutions: Broadspire operating segments and the Global Technical Services and Contractor Connection service lines. The Garden City Group was also a reporting unit before its disposal in the second quarter of 2018.

In the annual impairment analysis of goodwill, we compare the carrying value of our reporting units, including goodwill, to the estimated fair values of those reporting units as determined by a combination of the income approach, specifically discounting future projected cash flows, and the market approach, specifically the Guideline Public Company Method, as described in more detail in Note 1, "Significant Accounting and Reporting Policies," of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We perform an interim impairment analysis of goodwill when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated fair values of our reporting units are based upon certain assumptions made by us. The estimated fair values of our reporting units are reconciled to the Company's total market capitalization, including an estimated implied control premium, as determined by its stock price in order to assist in evaluating the reasonableness of the estimated fair values of each of the reporting units.

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

The estimated fair value of the Company's Crawford TPA Solutions: Broadspire, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The estimated fair value of its Crawford Claims Solutions reporting unit exceeds its carrying value but by a lesser margin. The Crawford Claims Solutions reporting unit has $35.1 million of goodwill allocated to the reporting unit. An increase in the discount rate of over 175 basis points could potentially trigger an impairment in our Crawford Claims Solutions reporting unit goodwill. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2018 range between 13.0% and 16.0%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets consisting of the Crawford TPA Solutions: Broadspire and SLS trade names, with carrying values of $29.1 million and $1.7 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. SLS operates in the Crawford Claim Solutions segment within the U.K. Based on our 2018 analysis, we do not believe these trade names are impaired. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the Crawford TPA Solutions: Broadspire and SLS trade names are each sensitive to changes in the assumptions used above. The estimated fair value of our Broadspire and SLS trade names exceed their carrying value by a significant margin. We will continue to monitor the value of these trade names for potential indicators of impairment.

The Company recognized an impairment of $1.1 million related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. Certain other employees located in the Netherlands, Norway, Germany, and the Philippines have retirement benefits that are accounted for as defined benefit pension plans under GAAP. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 9, "Retirement Plans," of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2018, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 4.30% and 2.77%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2019 net periodic pension cost were estimated to be 6.10% and 3.28% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2018, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $1.3 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2018, we recorded a decrease to equity through other comprehensive income ("OCI") of $18.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2018. At December 31, 2017, we recorded an increase to equity through OCI of $0.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2017. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $280.9 million through December 31, 2018, compared with $268.5 million through December 31, 2017. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2019 includes $10.9 million of amortization of these actuarial losses versus $10.7 million in 2018, $11.2 million in 2017 and $12.8 million in 2016.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2018 consolidated pretax income would have been approximately $3.2 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2018 consolidated pretax income would have been approximately $0.7 million.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 3.92% for the Company’s U.S. plans and 2.44% for the U.K. plans.

Determination of Effective Tax Rate Used for Financial Reporting

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued compensation and pensions, self-insurance, and depreciation and amortization.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2018, 2017, and 2016 was 42.0%, 35.6%, and 40.4%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $441,000, $635,000, and $316,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Our effective tax rate for financial reporting purposes is expected to range between 31% and 33% in 2019 before considering any discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have an $25.9 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards primarily consist of $14.5 million of foreign tax credit ("FTC") carryforwards, which materially expire in 2020. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2020, including the estimated impact of the Tax Cuts and Jobs Act in the U.S., we expect to fully utilize all but $7.0 million of the FTC carryforwards before expiration after consideration of the Tax Act and the four sources of taxable income. Accordingly, in the period ended December 31, 2018 we established a valuation allowance against $7.0 million of the FTCs, which was primarily related to the Tax Act.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $10.8 million of U.K. NOL carryforwards and $5.8 million of state NOL carryforwards generated by our domestic companies. In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, the Company expects to fully utilize its state NOL carryforwards in the majority of jurisdictions before expiration. Accordingly, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards for these jurisdictions. There are certain states with unique rules that result in the Company not expecting to utilize the state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $1.1 million as of December 31, 2018.

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

As of December 31, 2018 and 2017, our estimated liabilities for self-insured risks totaled $29.1 million and $22.9 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 2.95% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2018. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2018 would have been impacted by approximately $531,000, resulting in an increase or decrease to 2018 consolidated net income of approximately $395,000.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 42.2%, 40.5%, and 43.0% of consolidated revenues before reimbursements for 2018, 2017, and 2016, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries.

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

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2018 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2018 by approximately $3.9 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2018 and December 31, 2017, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.9 million and $2.3 million in 2018 and 2017, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $18.7 million at December 31, 2018. The impact of this change to 2018 consolidated pretax income would have been approximately $0.7 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2018	2017	2016

Revenues from Services:
Revenues before reimbursements	$1,070,971	$1,105,832	$1,109,286
Reimbursements	52,008	57,877	68,302
Total Revenues	1,122,979	1,163,709	1,177,588
Costs and Expenses:
Costs of services provided, before reimbursements	755,997	784,290	781,810
Reimbursements	52,008	57,877	68,302
Total costs of services	808,005	842,167	850,112
Selling, general, and administrative expenses	242,421	239,840	239,852
Corporate interest expense, net of interest income of $1,290, $847, and $749, respectively	10,109	9,062	9,185
Goodwill and intangible asset impairment charges	1,056	19,598	—
Restructuring and special charges	—	12,084	9,490
Loss on disposition of business line	20,270	—	—
Total Costs and Expenses	1,081,861	1,122,751	1,108,639
Other Income (Expense)	3,013	1,304	(5,708)
Income Before Income Taxes	44,131	42,262	63,241
Provision for Income Taxes	18,542	15,039	25,565
Net Income	25,589	27,223	37,676
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	389	442	(1,710)
Net Income Attributable to Shareholders of Crawford & Company	$25,978	$27,665	$35,966

Earnings Per Share - Basic:
Class A Common Stock	$0.51	$0.53	$0.68
Class B Common Stock	$0.43	$0.45	$0.60

Earnings Per Share - Diluted:
Class A Common Stock	$0.50	$0.52	$0.67
Class B Common Stock	$0.42	$0.45	$0.60

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,805	31,322	30,793
Class B Common Stock	24,449	24,606	24,690

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,434	32,158	31,530
Class B Common Stock	24,449	24,606	24,690

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.28	$0.28
Class B Common Stock	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Year Ended December 31,	2018	2017	2016

Net Income	$25,589	$27,223	$37,676

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) income, net of tax benefit of $0, $0 and $0, respectively	(10,830)	6,323	(10,620)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $2,686, $3,432 and $4,563, respectively	8,076	7,501	8,623
Net unrealized (loss) gain on defined benefit plans arising during the year, net of tax benefit (provision) of $5,333, $236, and ($5,175), respectively	(18,014)	666	11,337

Other Comprehensive (Loss) Income	(20,768)	14,490	9,340

Comprehensive Income	4,821	41,713	47,016

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	1,187	1,248	(192)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$6,008	$42,961	$46,824

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$53,119	$54,011
Accounts receivable, less allowance for doubtful accounts of $9,625 and $12,588, respectively	131,117	174,172
Unbilled revenues, at estimated billable amounts	108,291	108,745
Income taxes receivable	4,084	7,987
Prepaid expenses and other current assets	24,237	25,452
Total Current Assets	320,848	370,367
Net Property and Equipment	34,303	41,664
Other Assets:
Goodwill	96,890	96,916
Intangible assets arising from business acquisitions, net	85,023	97,147
Capitalized software costs, net	72,210	89,824
Deferred income tax assets	22,146	24,359
Other noncurrent assets	70,022	67,659
Total Other Assets	346,291	375,905
TOTAL ASSETS	$701,442	$787,936

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2018	2017

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$23,195	$24,641
Accounts payable	37,834	49,303
Accrued compensation and related costs	66,530	75,892
Self-insured risks	15,246	13,407
Income taxes payable	3,145	2,703
Deferred rent	15,919	15,717
Other accrued liabilities	32,391	36,563
Deferred revenues	30,961	37,794
Current installments of capital leases	89	571
Total Current Liabilities	225,310	256,591
Noncurrent Liabilities:
Long-term debt and capital leases, less current installments	167,126	200,460
Deferred revenues	21,713	22,515
Accrued pension liabilities	74,323	87,035
Other noncurrent liabilities	32,024	27,596
Total Noncurrent Liabilities	295,186	337,606
Redeemable Noncontrolling Interests	5,500	6,775
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,927 and 31,439 shares issued and outstanding, respectively	30,927	31,439
Class B common stock, $1.00 par value, 50,000 shares authorized; 24,408 and 24,502 shares issued and outstanding, respectively	24,408	24,502
Additional paid-in capital	58,793	53,170
Retained earnings	273,607	269,686
Accumulated other comprehensive loss	(216,447)	(196,477)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	171,288	182,320
Noncontrolling interests	4,158	4,644
Total Shareholders' Investment	175,446	186,964
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$701,442	$787,936

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2018	2017	2016

Cash Flows from Operating Activities:
Net income	$25,589	$27,223	$37,676
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	44,079	41,658	40,743
Goodwill and intangible asset impairment charges	1,056	19,598	—
Deferred income taxes	7,947	(2,358)	10,531
Loss on disposition of business line	20,270	—	—
Stock-based compensation costs	6,196	6,661	5,252
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	7,844	(14,844)	2,781
Unbilled revenues, net	(18,588)	(2,644)	(7,782)
Accrued or prepaid income taxes	2,270	(508)	1,755
Accounts payable and accrued liabilities	(8,952)	(14,678)	17,120
Deferred revenues	(4,969)	(3,482)	(8,846)
Accrued retirement costs	(25,896)	(15,364)	(9,046)
Prepaid expenses and other operating activities	(4,427)	(505)	8,680
Net cash provided by operating activities	52,419	40,757	98,864
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(14,052)	(19,044)	(10,354)
Capitalization of computer software costs	(15,968)	(25,867)	(18,845)
Cash proceeds from disposition of business line	39,187	—	—
Payments for business acquisitions, net of cash acquired	(2,500)	(36,029)	(3,672)
Other investing activities	(218)	(926)	(95)
Net cash provided by (used in) investing activities	6,449	(81,866)	(32,966)
Cash Flows from Financing Activities:
Cash dividends paid	(13,528)	(13,700)	(13,565)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,110)	(1,933)	(1,342)
Proceeds from shares purchased under employee stock-based compensation plans	1,387	1,154	1,743
Decrease in note payable for share repurchase	—	—	(2,206)
Repurchases of common stock	(10,409)	(7,422)	—
Increases in short-term and revolving credit facility borrowings	101,428	94,407	80,164
Payments on short-term and revolving credit facility borrowings	(135,433)	(58,490)	(118,044)
Payments on capital lease obligations	(477)	(1,233)	(1,508)
Capitalized loan costs	(23)	(1,926)	(12)
Dividends paid to noncontrolling interests	(574)	(514)	(381)
Net cash (used in) provided by financing activities	(58,739)	10,343	(55,151)
Effects of exchange rate changes on cash and cash equivalents	(1,021)	3,208	(5,244)
(Decrease) Increase in Cash and Cash Equivalents	(892)	(27,558)	5,503
Cash and Cash Equivalents at Beginning of Year	54,011	81,569	76,066
Cash and Cash Equivalents at End of Year	$53,119	$54,011	$81,569
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders' Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2015	$30,537	$24,690	$41,936	$239,161	$(222,631)	$113,693	$10,658	$124,351
Net income	—	—	—	35,966	—	35,966	1,710	37,676
Other comprehensive income (loss)	—	—	—	—	10,858	10,858	(1,518)	9,340
Cash dividends paid	—	—	—	(13,565)	—	(13,565)	—	(13,565)
Stock-based compensation	—	—	5,252	—	—	5,252	—	5,252
Shares issued in connection with stock-based compensation plans, net	759	—	(368)	—	—	391	—	391
Decrease in value of noncontrolling interest due to sale of controlling interest	—	—	1,288	—	—	1,288	(5,088)	(3,800)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Balance at December 31, 2016	31,296	24,690	48,108	261,562	(211,773)	153,883	5,381	159,264
Net income (1)	—	—	—	27,665	—	27,665	526	28,191
Other comprehensive income (loss)	—	—	—	—	15,296	15,296	(806)	14,490
Cash dividends paid	—	—	—	(13,700)	—	(13,700)	—	(13,700)
Stock-based compensation	—	—	6,661	—	—	6,661	—	6,661
Repurchases of common stock	(701)	(188)	—	(6,533)	—	(7,422)	—	(7,422)
Shares issued in connection with stock-based compensation plans, net	844	—	(1,623)	692	—	(87)	—	(87)
Increase in value of noncontrolling interest due to acquisition of controlling interest	—	—	24	—	—	24	57	81
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(514)	(514)
Balance at December 31, 2017	31,439	24,502	53,170	269,686	(196,477)	182,320	4,644	186,964
Net income (1)	—	—	—	25,978	—	25,978	886	26,864
Other comprehensive income (loss)	—	—	—	—	(19,970)	(19,970)	(798)	(20,768)
Cash dividends paid	—	—	—	(13,528)	—	(13,528)	—	(13,528)
Stock-based compensation	—	—	6,196	—	—	6,196	—	6,196
Repurchases of common stock	(1,144)	(94)	—	(9,171)	—	(10,409)	—	(10,409)
Shares issued in connection with stock-based compensation plans, net	632	—	(355)	642	—	919	—	919
Decrease in value of noncontrolling interest due to acquisition of controlling interest	—	—	(218)	—	—	(218)	—	(218)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(574)	(574)
Balance at December 31, 2018	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446

The accompanying notes are an integral part of these consolidated financial statements.

(1) The total net income presented in the consolidated statement of shareholders' investment for the years ended December 31, 2017 and December 31, 2018 excludes $968 and $1,275 respectively, in net loss attributable to the redeemable noncontrolling interests.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest publicly listed independent provider of claims management and outsourcing solutions to the risk management and insurance industry, as well as to self-insured entities, with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2018, 2017, and 2016 consolidated financial statements include the financial position of such operations as of October 31, 2018 and 2017, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2018, 2017, and 2016, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company's consolidated financial statements, including the controlling interests, noncontrolling interests, and redeemable noncontrolling interests. The noncontrolling interests and redeemable noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. On the Company's Consolidated Statements of Operations, net income or loss is separately attributed to the controlling interests and noncontrolling interests and redeemable noncontrolling interests.

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

The Company consolidates the results of Lloyd Warwick International Limited ("LWI"), of which it owns 51% of the capital stock. LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is considered to be the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford may be obligated to provide. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2018 were $12,232,000 and $10,423,000, respectively. Total assets and liabilities of LWI as of December 31, 2017 were $10,083,000 and $10,685,000, respectively. Included in LWI's total liabilities at December 31, 2018 and 2017 were loans from Crawford of $6,934,000 and $8,580,000, respectively.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2018 and 2017, the liabilities of this deferred compensation plan were $8,914,000 and $9,337,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,402,000 and $16,538,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

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

Revenue Recognition

Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations, it has an unconditional right to consideration as outlined in the Company's contracts.

The Company's Crawford Claims Solutions segment generates revenue for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and personal property. The Company's Crawford TPA Solutions: Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services and Contractor Connection service lines as well as its former Garden City Group service line prior to the date of its disposition. The Global Technical Services service line generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts. The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. Prior to its disposition, the Garden City Group service line generated revenues by performing legal settlement administration services on behalf of law firms, corporations, government agencies, and courts. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates book value due to their short-term nature. At December 31, 2018, cash and cash equivalents included time deposits of approximately $1,554,000 that were in financial institutions outside the U.S.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
	(In thousands)
Allowance for doubtful accounts, January 1	$12,588	$14,499	$13,133
Add/ (Deduct):
Provision for bad debt expense	2,709	1,554	2,654
Write-offs, net of recoveries	(3,695)	(4,045)	50
Currency translation and other changes	(365)	580	(937)
Adjustments for business dispositions	(1,612)	—	(401)
Allowance for doubtful accounts, December 31	$9,625	$12,588	$14,499

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

The Company currently has four reporting units for goodwill impairment purposes. These reporting units are the Crawford Claims Solutions and Crawford TPA Solutions: Broadspire operating segments and the Global Technical Services and Contractor Connection service lines. The Garden City Group was also a reporting unit before its disposal in the second quarter of 2018.

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

During 2018, the Company performed the goodwill impairment testing on all reporting units. The estimated fair value of the Company's Crawford TPA Solutions: Broadspire, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The estimated fair value of its Crawford Claims Solutions reporting unit exceeds its carrying value but by a lesser margin. The Crawford Claims Solutions reporting unit has $35.1 million of goodwill allocated to the reporting unit. An increase in the discount rate of over 175 basis points could potentially trigger an impairment in our Crawford Claims Solutions reporting unit goodwill. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2018 range between 13.0% and 16.0%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under capital leases, consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017
	(In thousands)
Land	$316	$343
Buildings and improvements	28,957	32,802
Furniture and fixtures	33,401	38,016
Data processing equipment	53,790	67,748
Automobiles	227	594
Total property and equipment	116,691	139,503
Less accumulated depreciation	(82,388)	(97,839)
Net property and equipment	$34,303	$41,664

Additions to property and equipment under capital leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $760,000 and $242,000 for 2017 and 2016, respectively. There were no such additions during 2018.

Depreciation on property and equipment, including property under capital leases and amortization of leasehold improvements, was $12,862,000, $12,557,000, and $14,729,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Capitalized Software

Capitalized software costs reflects costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $20,066,000, $18,118,000, and $16,045,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S.  Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2018 and 2017, accrued liabilities for self-insured risks totaled $29,078,000 and $22,854,000, respectively, including current liabilities of $15,246,000 and $13,407,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued compensation, pension plans, self-insurance, and depreciation and amortization.

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

In 2017, the Company estimated the impact of the Tax Cuts and Jobs Act (the "Tax Act") incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. In the period ended December 31, 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3.6 million. This expense consisted of substantially all of the $7.0 million valuation allowance established against foreign tax credits and $0.1 million for the revaluation of deferred taxes, net of $3.5 million of Transition Tax release of uncertain tax positions and adjustments. The Company has completed the accounting for the Tax Act within the one year measurement period, as allowed under SAB 118.

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. See Note 8, "Income Taxes" for further discussion.

Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018, the Company has elected to account for GILTI in the year the tax is incurred.

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2018, 2017, and 2016 resulted in a net gain of $73,000, and net losses of $685,000 and $339,000 respectively.

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive Income" in the Company's Consolidated Statements of Comprehensive Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3,572,000, $7,091,000, and $3,382,000, respectively, for the years ended December 31, 2018, 2017, and 2016. The increase in 2017 was due to costs associated with a branding campaign for the Contractor Connection service line within the Company's Crawford Specialty Solutions segment.

Adoption of New Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" together with its subsequent related amendments in 2015 and 2016, collectively referred to as ASC 606. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition,” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 (“transition date”) using the modified retrospective transition method, and applied the new guidance to contracts not substantially completed at the transition date. As a result of adopting ASC 606, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2018.

The cumulative effect of the changes made to the Company's Consolidated Balance Sheets as of January 1, 2018 are as follows:

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
* Derived from the audited Consolidated Balance Sheets
The Crawford Claims Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for short term claims loss adjusting service contracts that were in process as of the transition date. The performance obligation for these contracts is satisfied over a short period of time, on average within 30 days. Under ASC 606, revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims. The Crawford Specialty Solutions transition adjustment relates to a change in the method utilized to measure the satisfaction of the performance obligation for fixed fee contracts within the Garden City Group business, which was disposed of in the second quarter of 2018.

Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting

In May 2017, the FASB issued ASU 2017-9, "Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting." This ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. The Company adopted this ASU for the period ended March 31, 2018, with no material impact on its results of operations, financial condition and cash flows.

Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-7, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance retrospectively for the period ended March 31, 2018 with a resulting reclassification with the service cost component of net periodic pension cost and net periodic postretirement benefit cost continuing to be reported within cost of services provided, before reimbursements and selling, general, and administrative expenses on the Consolidated Statements of Operations based on where the compensation costs of the pertinent employees are presented and the other components being reclassified within Other Income. This entry resulted in a reclassification of the non-service components of net periodic pension costs of $2,590,000 and $179,000 of income for years ended December 31, 2018 and 2017, and expense of $6,563,000 for the year ended December 31, 2016 to "Other Income".

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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments." This ASU addresses diversity in cash flow reporting issues. The guidance specifically addresses issues concerning debt repayment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from insurance claims and corporate owned life insurance beneficial interests in securitization transactions, and distributions from equity method investees. The guidance also clarifies how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. The Company adopted this guidance for the period ended March 31, 2018, with no impact to the statement of cash flows.

Earning Per Share-Distinguishing Liabilities from Equity-Derivatives and Hedging

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." The ASU Part I changes the classification analysis of certain equity-linked financial instruments with down round features and the related disclosures. Part II of the amendments recharacterizes the indefinite deferral of certain provisions of Topic 480 and do not have an accounting effect. The Company elected to early adopt this ASU for the period ended December 31, 2018, with no impact on its results of operations, financial condition and cash flows.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update simplify the application of the hedge accounting guidance. The Company elected to early adopt this ASU for the period ended March 31, 2018, with no impact on its results of operations, financial condition and cash flows. The Company is not currently a party to any derivative contracts. In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815).” This update permits the Overnight Index Swap rate based on the Secured Overnight Financing rate as a U.S. benchmark interest rate. The update is effective for annual periods beginning after December 15, 2018 for public business entities that have already adopted the amendments in ASU 2017-12. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted ASU 2017-12. The Company elected to early adopt this ASU for the period ended December 31, 2018, with no impact on its results of operations, financial condition and cash flows.

Pending Adoption of Recently Issued Accounting Standards

Financial Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, "Financial Accounting for Leases." Under this update, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this ASU will require both types of leases to be recognized on the balance sheet. This ASU will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which allows a transition option for entities to not apply the new lease standard in comparative periods presented in the financial statements in the year of adoption. The update also provides a practical expedient to allow lessors the option to combine lease and non-lease components. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842),” which provides narrow-scope improvements for lessors. These updates are effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company plans to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, lease term and initial direct costs as well as the practical expedient to choose not to separate nonlease components from lease components and instead account for each as a single lease component for all classes of its assets. The Company also plans to elect ASU 2018-11 and as a result will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has updated its inventory of real estate, equipment, and automobile leases for attributes required by these standards. While the Company is still assessing certain aspects of the adoption of these standards, including the determination of discount rates and tax accounting, the Company anticipates the adoption of these standards will result in operating lease-related assets and liabilities between $110 million and $130 million recorded on the Consolidated Balance Sheets as of January 1, 2019 and no material impact to the results of operations and cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through income. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” This update amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842. These amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect these amendments may have on its results of operations, financial condition and cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. This update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its Consolidated Balance Sheets and related disclosures.

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

Compensation-Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)." This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes certain disclosure requirements including, but not limited to, the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This update requires the disclosure of the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This update also clarifies requirements for entities that provide aggregate disclosures for two or more plans. This update is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its Retirement Plans disclosure.

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

2.	Revenue Recognition

Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the year ended December 31, 2018, reflect the application of ASC 606 while the reported results for the year ended December 31, 2017, reflect the application of ASC 605.

There was no significant impact to the Company's Consolidated Statements of Operations or Consolidated Balance Sheets as a result of applying ASC 606 for the year ended December 31, 2018.

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

The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the year ended December 31, 2018. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Year Ended December 31, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$150,777	$64,940	$50,278	$44,666	$30,971	$19,475	$361,107

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

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the year ended December 31, 2018.

	Year Ended December 31, 2018
(in thousands)	U.S.	U.K.	Canada	Europe	Rest of World	Total
Claims Management Services	$150,379	$12,651	$36,648	$32,789	$1,503	$233,970
Medical Management Services	171,365	—	—	—	—	171,365
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$321,744	$12,651	$36,648	$32,789	$1,503	$405,335

The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services, Contractor Connection and Garden City Group service lines. The Garden City Group business was disposed of as of June 15, 2018. See Note 3, "Acquisitions and Disposition of Business Line" for further discussion about this transaction.

The Global Technical Services service line generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The Contractor Connection service line generates revenue through its independently managed contractor network. Contractor Connection primarily generates revenue by receiving a fee for each project that is sold by its network of contractors. Revenue is recognized at a point in time once the consumer accepts the contractor's proposal as Contractor Connection’s performance obligation of referring projects to its contractors has been completed and the Company is entitled to consideration at that time. The contractor takes control of the service upon the consumer’s acceptance of the contractor’s proposal.

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

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the year ended December 31, 2018.

	Year Ended December 31, 2018
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$40,453	$45,927	$25,065	$23,491	$21,717	$26,770	$183,423
Contractor Connection	73,886	8,133	8,037	1,170	5	—	91,231
Garden City Group	28,827	—	1,048	—	—	—	29,875
Total Crawford Specialty Solutions Revenues before Reimbursements	$143,166	$54,060	$34,150	$24,661	$21,722	$26,770	$304,529

In the normal course of business, the Company's operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by its customers. The Company controls the promised good or service before it is transferred to its customer, therefore it is a principal in the transaction. These out-of-pocket expenses and associated reimbursements are reported on a gross basis within expenses and revenues, respectively, in the Company's Consolidated Statements of Operations.

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

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts) and contract liabilities (reported as deferred revenues) on the Company’s Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that we expect and are entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Crawford TPA Solutions: Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the year ended December 31, 2018:

(In Thousands)
Customer Contract Liabilities:	Deferred Revenue
Balance at January 1, 2018 (transition date)	$60,609
Annual additions	77,778
Revenue recognized from prior periods	(29,888)
Revenue recognized from current year additions	(53,075)
Disposal of business line	(2,751)
Balance as of December 31, 2018 (current and noncurrent)	$52,673

Remaining Performance Obligations

As of December 31, 2018, the Company had $93.4 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company's Consolidated Balance Sheets.

Practical Expedients Elected

As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component it expects, at contract inception, when the period between a customer’s payment of consideration and the transfer of promised services to the customer will be one year or less.

For claims management and legal settlement administration services (prior to the disposition of the Garden City Group Business) that are billed on a time and expense incurred or per unit basis and revenue is recognized over time, the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The Company does not disclose the value of remaining performance obligations for (i) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

3.	Acquisitions and Disposition of Business Line

Acquisitions

During the year ended December 31, 2018, the Company acquired two separate Global Technical Services businesses for total consideration of approximately $3,400,000 which is comprised of $2,500,000 paid at closing, net of cash acquired of $134,000, $348,000 to be paid in one year and contingent earnout consideration of $377,000. The acquisitions were accounted for under the guidance of ASC 805-10, as business combinations under the acquisition method. As a result of the acquisitions, the Company recognized net tangible assets of $462,000, net of both the deferred payment and contingent earnout, definite lived intangible assets of $1,094,000, goodwill of $1,296,000 and deferred taxes of $202,000. The results of the acquisitions are reported within the Company's Crawford Specialty Solutions operating segment.

Disposition of Business Line

On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42,022,000, subject to post-closing working capital adjustments. Adjusted proceeds totaled $42,636,000 including the working capital adjustment of $614,000 which was received in December of 2018. At the time of the disposal, the GCG Business included total assets of $70,630,000 and total liabilities of $10,147,000. The total asset balance was primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $20,270,000, of which $1,274,000 was recognized during the three months ended December 31, 2018. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "Loss on disposition of business line". The disposal of this business does not represent a strategic shift in the Company's operations.

The table below presents a computation of the loss on the disposition:

(in thousands)

Negotiated sales price	$42,022

Working capital adjustment	614

Adjusted consideration received	42,636

Recognized amounts of identifiable assets and liabilities disposed of:	(60,483)

Transaction costs of the sale	(991)

Other costs arising from the sale	(1,432)

Pretax loss on disposition of business line	$(20,270)

Beginning on January 1, 2018 through the time of the sale, the GCG Business was a component of the Crawford Specialty Services segment. Included in the Consolidated Statements of Operations for the twelve months ended December 31, 2018 and 2017 are pretax losses, inclusive of retained corporate overhead, of $3,932,000 and $4,582,000, respectively, related to the GCG Business.

4.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

	Crawford Claims Solutions	Crawford TPA Solutions: Broadspire	Crawford Specialty Solutions	Total
	(In thousands)
Balance at December 31, 2016:
Goodwill	$36,256	$167,971	$88,537	$292,764
Accumulated impairment losses	(20,407)	(159,424)	(21,183)	(201,014)
Net goodwill	15,849	8,547	67,354	91,750
2017 Activity:
Goodwill of acquired business	19,466	850	3,662	23,978
Impairment of goodwill	—	—	(19,598)	(19,598)
Other activity (1)	(209)	(113)	(282)	(604)
Foreign currency effects	481	260	649	1,390
Balance at December 31, 2017:
Goodwill	55,994	168,968	92,566	317,528
Accumulated impairment losses	(20,407)	(159,424)	(40,781)	(220,612)
Net goodwill	35,587	9,544	51,785	96,916
2018 Activity:
Goodwill of acquired businesses	—	—	1,296	1,296
Goodwill of disposed business	—	—	(19,598)	(19,598)
Accumulated Impairment Losses of Disposed Business	—	—	19,598	19,598
Foreign currency effects	(441)	(238)	(643)	(1,322)
Balance at December 31, 2018:
Goodwill	55,553	168,730	73,621	297,904
Accumulated impairment losses	(20,407)	(159,424)	(21,183)	(201,014)
Net goodwill	$35,146	$9,306	$52,438	$96,890

(1)    "Other activity" relates to adjustments for deferred taxes and other liabilities acquired in connection with prior period business combinations.

The Company recognized a goodwill impairment in the Garden City Group reporting unit of $19,598,000 during the year ended December 31, 2017. The $19,598,000 noncash goodwill impairment charge was not reflected in Crawford Specialty Solutions segment Garden City Group service line operating earnings. This impairment charge did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2018 and 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2018:
Customer relationships	$126,061	$(83,275)	$42,786	4.8 years
Technology-based	16,562	(8,104)	8,458	7.9 years
Trade name	1,580	(1,580)	—	0.0 years
Other	5,475	(2,517)	2,958	2.2 years
Total	$149,678	$(95,476)	$54,202	7.6 years
December 31, 2017:
Customer relationships	$127,076	$(75,419)	$51,657	6.0 years
Technology-based	16,562	(7,039)	9,523	8.3 years
Trade name	1,825	(1,825)	—	0.0 years
Other	5,265	(1,240)	4,025	3.2 years
Total	$150,728	$(85,523)	$65,205	8.8 years

Amortization of finite-lived intangible assets was $11,152,000, $10,982,000, and $9,969,000 for the years ended December 31, 2018, 2017, and 2016, respectively. For the years ended December 31, 2018, 2017, and 2016, amortization expense for finite-lived customer relationships and trade name intangible assets in the amounts of $11,152,000, $10,982,000, and $9,592,000, respectively, were excluded from segment operating earnings (see Note 14, "Segment and Geographic Information"). The amortization expense for the technology-based intangible assets is included in segment operating earnings. Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 15 years.

At December 31, 2018, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2019	$11,190
2020	10,631
2021	9,556
2022	3,884
2023	3,790

The following is a summary of indefinite-lived intangible assets at December 31, 2018 and 2017:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2018:
Trade names	$32,477	$(1,656)	$30,821
December 31, 2017:
Trade names	$32,542	$(600)	$31,942

During the year ended December 31, 2018, the Company recognized an impairment of $1,056,000 related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name. The noncash trade name impairment charge did not impact the Company’s segment operating earnings.

5.    Short-Term and Long-Term Debt, Including Capital Leases

Long-term debt consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017
	(In thousands)
Credit Facility	$190,316	$224,283
Capital lease obligations	94	1,389
Total long-term debt and capital leases	190,410	225,672
Less: portion of Credit Facility classified as short-term	(23,195)	(24,641)
Less: current installments of capital leases	(89)	(571)
Total long-term debt and capital leases, less current installments	$167,126	$200,460

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
On June 15, 2018, the Company, the Company’s guarantor subsidiaries party thereto, Wells Fargo and the other lenders party thereto entered into a Limited Consent and First Amendment to the Amended and Restated Credit Agreement (“the Amendment”) that consented to the Company’s disposition of the GCG Business. No other terms discussed below were changed due to the Amendment.

The credit facility under the Amended and Restated Credit Agreement (as amended, the "Credit Facility") consists of a $450.0 million revolving credit facility, with a letter of credit subcommitment of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $75.0 million for borrowings by the Canadian Borrower, and $32.5 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2018, a total of $190,316,000 was outstanding and there was an undrawn amount of $11,729,000 under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $248,029,000 at December 31, 2018.

The obligations of the Borrowers under the Amended and Restated Credit Agreement are guaranteed by each existing material domestic subsidiary of the Company, certain other domestic subsidiaries of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Subsidiary"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Subsidiary (each, a "Guarantor"), and the obligations of the Borrowers other than the Company ("Foreign Borrowers") for which the Company is not the primary obligor are also guaranteed by the Company. In addition, (i) the Borrowers’ obligations under the Amended and Restated Credit Agreement are secured by a first priority lien (subject to liens permitted by the Amended and Restated Credit Agreement) on substantially all of the personal property of the Company and the Guarantors as set forth in the Amended and Restated Pledge and Security Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

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

Also under the Credit Facility as amended, the senior secured leverage ratio, defined as the ratio of (i) consolidated total funded debt (excluding unsecured or subordinated debt) minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.25 to 1.00 at the end of each fiscal quarter. In addition, the maximum permitted total leverage ratio allowable, which includes any unsecured or subordinated debt, must not be greater than 4.25 to 1.00.

At December 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $23,195,000 and $24,641,000 at December 31, 2018 and 2017, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2018 in 2019.

The Company's capital leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $11,399,000, $9,909,000, and $9,934,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Interest paid on the Company's short-term and long-term borrowings was $10,381,000, $8,394,000, and $8,451,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Principal repayments of long-term debt, including current portions and capital leases, as of December 31, 2018 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Capital Lease Obligations	Total
Year Ending December 31,	(In thousands)
2019	$23,195	$89	$23,284
2020	—	3	3
2021	—	2	2
2022	167,121	—	167,121
Total	$190,316	$94	$190,410

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

Rental expenses, net of amortization of any incentives provided by lessors, for operating leases consisted of the following:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Office space	$36,904	$40,927	$43,245
Automobiles	6,094	5,794	6,043
Computers and equipment	275	288	111
Total operating leases	$43,273	$47,009	$49,399

At December 31, 2018, future minimum payments under non-cancelable operating leases with terms of more than 12 months were as follows:

Year Ending December 31,	(In thousands)
2019	$31,286
2020	27,973
2021	23,193
2022	14,282
2023	9,860
2024 and Thereafter	30,735

Where applicable, the amounts above include sales taxes.

Significant Operating Leases and Subleases

Effective October 8, 2018, the Company entered into an amendment and extension of an existing lease, resulting in a 8 years, 9 months operating lease for approximately 64,000 square feet of office space in Sunrise Florida, primarily for its Crawford TPA Solutions: Broadspire segment as a replacement for the subleased space in Plantation, Florida described below. Total lease payments over the remaining lease term are approximately $11,900,000. Additionally, the Company is responsible for certain related real estate taxes and other expenses, which are excluded from the table above.

Effective October 10, 2016, the Company entered into a 13-year operating lease for approximately 109,000 square feet of office space in Atlanta, Georgia, as a replacement and consolidation for its Atlanta Support Center beginning late 2017. The Company has future total lease payments associated with this lease of approximately $31,273,000. Additionally, the Company is responsible for certain related property operating expenses above 2018 base year costs, which are excluded from the table above.

Effective June 24, 2015, the Company entered into 10-year operating leases for approximately 16,000 square feet of office space in London, England, as a replacement and consolidation of certain of its United Kingdom operations and regional management facilities. The Company has total lease payments associated with the leases of approximately $9,851,000 subject to market rate adjustments on the fifth anniversary of the lease commitment date. Additionally, the Company is responsible for certain value-added taxes and operating expenses, which are excluded from the table above.

In November 2014, the Company entered into an amendment and extension of an existing lease, resulting in a 7 years, 5 months operating lease agreement for approximately 50,000 square feet of office space in Jacksonville, FL, for its U.S. Contractor Connection service line in its Crawford Claims Solutions segment. The amended lease on the expanded premises began January 1, 2015. Total lease payments over the remaining lease term are approximately $2,640,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

In January 2013, the Company entered into a 10-year operating lease for approximately 24,000 square feet of office space in Berkeley Heights, NJ, primarily for its Crawford TPA Solutions: Broadspire segment. The lease began July 1, 2013. Total lease payments over the remaining lease term are approximately $3,320,000. Additionally, the Company is responsible for certain related real estate taxes and operating expenses, which are excluded from the table above.

Included in the acquired commitments of Broadspire Management Services, Inc. was a long-term operating lease for a two-building office complex in Plantation, Florida. The term of this lease ends in December 2021. Total lease payments over the remaining lease term are approximately $13,581,000. All of the office space was subleased at December 31, 2018.

Under executed sublease arrangements at December 31, 2018, the sublessors are obligated to pay the Company minimum sublease payments as follows:

Year Ending December 31,	(In thousands)
2019	$4,578
2020	4,507
2021	4,516
Total minimum sublease payments to be received	$13,601

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

8.    Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2018	2017	2016
	(In thousands)
U.S.	$4,634	$12,303	$33,051
Foreign	39,497	29,959	30,190
Income before income taxes	$44,131	$42,262	$63,241

The provision for income taxes consisted of the following:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Current:
U.S. federal and state	$1,065	$9,077	$5,196
Foreign	9,530	8,320	9,838
Deferred:
U.S. federal and state	4,051	389	9,788
Foreign	3,896	(2,747)	743
Provision for income taxes	$18,542	$15,039	$25,565

Net cash payments for income taxes were $8,168,000, $15,574,000, and $16,170,000 in 2018, 2017, and 2016, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2018, and 35% in 2017 and 2016, as follows:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Federal income taxes at statutory rate	$9,267	$14,792	$22,134
State income taxes, net of federal benefit	2,685	1,349	2,280
Goodwill impairment	—	428	—
Foreign taxes	2,150	(3,226)	2,273
Change in valuation allowance	9,540	2,913	(2,196)
Research and development credits	(273)	(448)	(429)
Foreign tax credits	(429)	(2,002)	(865)
Nondeductible meals and entertainment	782	1,222	1,111
US tax reform - revaluation of deferred taxes	102	(3,756)	—
US tax reform - transition tax, net of credits	(3,496)	7,550	—
Income tax planning	(1,792)	—	—
Benefit of international restructuring	—	(2,989)	—
Global intangible low-tax income, net of credits	454	—	—
Tax rate changes	(392)	(212)	(71)
Other	(56)	(582)	1,328
Provision for income taxes	$18,542	$15,039	$25,565

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company's 2017 effective income tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") in the U.S. and international restructuring activities. On December 22, 2017, the Tax Act was enacted. The changes include, but are not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) of net tax expense of $3.8 million, in the period ended December 31, 2017. This expense consisted of provisional estimates of $7.6 million net expense for the Transition Tax, which we estimated would be fully offset by foreign tax credit carryforwards, and $3.8 million net benefit for remeasurement of our domestic deferred tax balances for the corporate rate reduction. At December 31, 2017, the Company had not fully completed its accounting for the tax effects of enactment of the Tax Act in accordance with SAB 118.

During 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3.6 million. This expense consisted of substantially all of the $7.0 million valuation allowance established against foreign tax credits and $0.1 million for the revaluation of deferred taxes, net of $3.5 million of Transition Tax release of uncertain tax positions and adjustments.

No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $35.0 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018, the Company has elected to account for GILTI in the year the tax is incurred.
Deferred income taxes consisted of the following at December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Accounts receivable allowance	$1,534	$55
Accrued compensation	10,184	8,741
Accrued pension liabilities	13,496	12,482
Self-insured risks	4,933	5,831
Deferred revenues	5,868	6,793
Accrued rent	3,115	3,380
Interest	5,665	6,146
Tax credit carryforwards	14,404	18,490
Loss carryforwards	25,745	29,655
Other	1,230	1,913
Gross deferred income tax assets	86,174	93,486
Unbilled revenues	7,725	12,689
Depreciation and amortization	32,510	38,339
Other post-retirement benefits	78	116
Gross deferred income tax liabilities	40,313	51,144
Net deferred income tax assets before valuation allowance	45,861	42,342
Valuation allowance	(25,864)	(18,829)
Net deferred income tax assets	$19,997	$23,513
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	22,146	24,359
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(2,149)	(846)
Net deferred income tax assets	$19,997	$23,513

At December 31, 2018, the Company had deferred tax assets related to loss carryforwards of $26,164,000, before netting of unrecognized tax benefits of $419,000. An estimated $16,239,000 of the deferred tax assets will not expire, and $9,925,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
	(In thousands)
Balance, beginning of year	$18,829	$14,498	$17,204
Other changes	7,035	4,331	(2,706)
Balance, end of year	$25,864	$18,829	$14,498

Changes to the valuation allowance for the year ended December 31, 2018 were primarily due to anticipated expiration of foreign tax credits after consideration of the Tax Act and the four sources of taxable income and losses in certain of the Company’s international and domestic operations. For the year ended December 31, 2017 the change was primarily due to losses in certain of the Company’s international operations and domestic operations impacting state NOLs.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2015	$6,187
Additions for tax provisions related to the current year	159
Reductions for tax positions related to the current year	(989)
Additions for tax positions related to prior years	278
Lapses of applicable statutes of limitation	(166)
Balance at December 31, 2016	$5,469
Additions for tax provisions related to the current year	6,318
Reductions for tax positions related to prior years	(41)
Additions for tax positions related to prior years	823
Lapses of applicable statutes of limitation	(1,232)
Currency translation adjustment	(40)
Balance at December 31, 2017	$11,297
Additions for tax provisions related to the current year	54
Reductions for tax positions related to prior years	(3,941)
Currency translation adjustment	(9)
Balance at December 31, 2018	$7,401

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2018, 2017, and 2016, was $256,000, $275,000, and $155,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2018, 2017, and 2016 were $5,493,000, $9,389,000, and $3,332,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $3,400,000 in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

9.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $23,417,000, $24,036,000, and $23,985,000 in 2018, 2017, and 2016, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions are anticipated in future years as the impact of the BBA2015 pension funding reform is phased out. Currently, the Company plans to make no contribution in 2019 and contribute $9,000,000 per annum to the U.S. Qualified Plan for the following four fiscal years to improve the funded status of the plan and minimize future required contributions. The Company is not making a discretionary contribution in 2019 because it made an additional voluntary contribution of $10,000,000 in 2018 which generated a one time U.S. tax benefit. The Company expects to make no discretionary contributions to its U.K. Plans during the next five years.

Certain other employees located in the Netherlands, Norway, Germany, and the Philippines (referred to herein as the "other international plans") have retirement benefits that are accounted for as defined benefit pension plans under GAAP.

External trusts are maintained to hold assets of the Company's U.S. Qualified Plan, U.K. Plans, and other international plans. The Company's funding policy is to make cash contributions in amounts at least sufficient to meet regulatory funding requirements and, in certain instances, to make contributions in excess thereof if such contributions would otherwise be in accordance with the Company's capital allocation plans. Assets of the plans are measured at fair value at the end of each reporting period, but the plan assets are not separately recorded on the Company's Consolidated Balance Sheets. Instead, the funded or unfunded status of the Company's U.S. Qualified Plan, U.K. Plans, and other international plans are recorded in "Accrued pension liabilities" or "Other noncurrent assets" on the Company's Consolidated Balance Sheets based on the projected benefit obligations less the fair values of the plans' assets.

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2018 and 2017:

December 31,	2018	2017
	(In thousands)
Projected benefit obligations	$459,706	$515,343
Fair value of plans' assets	382,181	424,804

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2018 and 2017:

December 31,	2018	2017
	(In thousands)
Projected benefit obligations	$234,776	$249,397
Fair value of plans' assets	267,508	284,091

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2018	2017
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$764,740	$764,567
Service cost	1,395	1,288
Interest cost	20,933	22,723
Employee contributions	59	82
Actuarial (gain) loss	(24,277)	19,100
Plan settlements	(1,014)	(7,552)
Plan amendments	1,542	—
Benefits paid	(58,592)	(58,092)
Foreign currency effects	(10,304)	22,624
End of measurement period	694,482	764,740
Fair Value of Plans' Assets:
Beginning of measurement period	708,895	677,458
Actual return on plans' assets	(13,017)	57,245
Employer contributions	24,862	15,331
Employee contributions	59	82
Plan settlements	(1,014)	(7,552)
Benefits paid	(58,592)	(58,092)
Foreign currency effects	(11,505)	24,423
End of measurement period	649,688	708,895
Unfunded Status	$(44,794)	$(55,845)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2018	2017
	(In thousands)
U.S. Qualified Plan	$72,484	$85,834
Other international plans	1,839	1,201
Subtotal, included in "Accrued pension liabilities"	74,323	87,035
U.K. prepaid pension asset included in "Other noncurrent assets"	(32,732)	(34,698)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	312	319
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	2,891	3,189
Total unfunded status	$44,794	$55,845
Accumulated other comprehensive loss, before income taxes	$(280,644)	$(268,059)

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

The following tables set forth the 2018 and 2017 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2016	$(280,030)	$608
Amortization of net loss (gain)	11,727	(152)
Net gain arising during the year	3,537	—
Currency translation	(3,749)	—
Net unrecognized actuarial (loss) gain, December 31, 2017	(268,515)	456
Amortization of net loss (gain)	10,914	(152)
Net loss arising during the year	(24,709)	—
Currency translation	1,362	—
Net unrecognized actuarial (loss) gain, December 31, 2018	$(280,948)	$304

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2019 for the U.S. and U.K. defined benefit pension plans are $10,880,000 ($8,122,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect the fair value of the Company's long-term pension liabilities at the plan measurement date and the fair value of plan assets as of the balance sheet date. Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 included the following components:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Service cost	$1,395	$1,288	$1,218
Interest cost	20,933	22,723	30,129
Expected return on assets	(34,267)	(34,056)	(36,406)
Amortization of actuarial loss	10,744	11,154	12,840
Net periodic benefit (credit) cost	$(1,195)	$1,109	$7,781

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2019	$43,607
2020	44,102
2021	44,373
2022	44,595
2023	44,663
2024-2028	220,848

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $1,300,000 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2018. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2018	2017
Discount rate used to compute benefit obligations	4.30%	3.63%
Discount rate used to compute periodic benefit cost	3.63%	4.15%
Expected long-term rates of return on plans' assets	6.20%	6.30%

U.K. Defined Benefit Plans:	2018	2017
Discount rate used to compute benefit obligations	2.77%	2.61%
Discount rate used to compute periodic benefit cost	2.61%	2.65%
Expected long-term rates of return on plans' assets	3.98%	4.23%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 3.92% for the U.S. Qualified plan and 2.44% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2019 net periodic pension cost are estimated to be 6.10% and 3.28% for the U.S.Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2018	2017	2018	2017
Equity securities	21.8%	27.8%	18.0%	24.8%
Fixed income securities	68.8%	62.0%	71.8%	62.8%
Alternative strategies	7.3%	3.9%	9.0%	10.9%
Cash, cash equivalents and short-term investment funds	2.1%	6.3%	1.2%	1.5%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

See Note 13, "Fair Value Measurements" for the fair value disclosures of the U.S. and U.K. qualified defined benefit pension plan assets. The assets of the Company's other international plans are primarily insurance contracts, which are measured at contract value and are not measured at fair value. Obligations of the U.S. nonqualified plans are paid from Company assets.

10.    Common Stock and Earnings per Share

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 12, "Stock-Based Compensation," certain shares of CRD-A are issued with restrictions under incentive compensation plans.

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

Through December 31, 2018, the Company had repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.36 and $8.96, respectively. At December 31, 2018, the Company had remaining authorization to repurchase 427,883 shares under the 2017 Repurchase Authorization.

Through December 31, 2017, the Company had repurchased 699,847 shares of CRD-A and 188,180 shares of CRD-B under the 2014 and 2017 Repurchase Authorizations at an average cost of $8.21 and $8.88, respectively. At December 31, 2017, the Company had remaining authorization to repurchase 1,666,671 shares under the 2017 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2018, 2017 and 2016, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2018		2017		2016
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$6,941	$5,509	$7,821	$6,144	$12,432	$9,969
Dividends paid	8,639	4,889	8,780	4,920	8,627	4,938
Net income available to common shareholders, basic	15,580	10,398	16,601	11,064	21,059	14,907
Denominator:
Weighted-average common shares outstanding, basic	30,805	24,449	31,322	24,606	30,793	24,690
Earnings per share - basic	$0.51	$0.43	$0.53	$0.45	$0.68	$0.60

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2018		2017		2016
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$7,003	$5,447	$7,911	$6,053	$12,563	$9,838
Dividends paid	8,639	4,889	8,780	4,920	8,627	4,938
Net income available to common shareholders, diluted	15,642	10,336	16,691	10,973	21,190	14,776
Denominator:
Weighted-average common shares outstanding, basic	30,805	24,449	31,322	24,606	30,793	24,690
Weighted-average effect of dilutive securities (1)	629	—	836	—	737	—
Weighted-average number of shares outstanding, diluted	31,434	24,449	32,158	24,606	31,530	24,690
Earnings per share - diluted	$0.50	$0.42	$0.52	$0.45	$0.67	$0.60

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,175	711	115
Performance stock grants excluded because performance conditions had not been met (1)	752	402	—

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

11.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gains (losses) from intra-entity loans that are long-term in nature of $(1,838,000), $(836,000), and $2,547,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's audited Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2016	$(33,449)	$(178,324)	$(211,773)
Other comprehensive income before reclassifications	7,129	—	7,129
Unrealized net gains arising during the year	—	666	666
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,501	7,501
Net current period other comprehensive income	7,129	8,167	15,296
Balance at December 31, 2017	(26,320)	(170,157)	(196,477)
Other comprehensive loss before reclassifications	(10,032)	—	(10,032)
Unrealized net losses arising during the year	—	(18,014)	(18,014)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,076	8,076
Net current period other comprehensive loss	(10,032)	(9,938)	(19,970)
Balance at December 31, 2018	$(36,352)	$(180,095)	$(216,447)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Operations. See Note 9, "Retirement Plans" for additional details.

Other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's audited Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

12.    Stock-Based Compensation

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

The pretax compensation expense recognized for all stock-based compensation plans was $6,196,000, $6,661,000, and $5,252,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The decrease in 2018 as compared to 2017 was primarily driven by increased performance share forfeiture activity. The increase in 2017 as compared to 2016 was due to a higher proportion of options having been granted as a component of the Company's Long Term Incentive Plans.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,475,000, $2,219,000, and $1,983,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2018, 2017, and 2016, compensation expense of $1,253,000, $1,233,000, and $280,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2018, 2017, and 2016, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2015	518	$5.26	5.0 years	$8
Granted	250	8.90
Exercised	(164)	5.08
Forfeited or expired	(115)	5.20
Outstanding at December 31, 2016	489	7.19	7.0 years	1,168
Granted	654	9.44
Exercised	(70)	5.77
Forfeited or expired	(186)	9.24
Outstanding at December 31, 2017	887	8.53	8.4 years	527
Granted	582	8.60
Exercised	(21)	4.88
Forfeited or expired	(154)	8.74
Outstanding at December 31, 2018	1,294	$8.60	8.1 years	$667
Vested and Exercisable at December 31, 2018	425	$8.18	7.0 years	$453

The weighted average grant date fair value of stock options granted during the year ended December 31, 2018, 2017, and 2016 was $2.78, $2.73 and $4.11, respectively. Options exercised in 2018, 2017, and 2016 had an intrinsic value of $80,000, $234,000, and $752,000, respectively. The fair value of options that vested in 2018, 2017, and 2016 was $36,000, $33,000, and $467,000, respectively.

At December 31, 2018, the unrecognized compensation cost related to unvested employee stock options was $872,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

	2018	2017
Expected dividend yield	3.50%	4.00%
Expected volatility	42.67%	43.62%
Risk-free interest rate	2.75%	2.14%
Expected term of options	7 years	7 years

The expected dividend yield used for 2018 was based on the Company's historical dividend yield. The expected volatility of the price of CRD-A was based on historical realized volatility. The risk-free interest rate was based on the U.S. Treasury Daily Yield Curve Rate on the grant date, with a term equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2018, 2017, and 2016, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	1,316,186	$6.65
Granted	1,179,384	4.47
Vested	(499,370)	5.28
Forfeited or unearned	(1,189,319)	6.28
Nonvested at December 31, 2016	806,881	6.17
Granted	930,295	7.54
Vested	(668,649)	5.38
Forfeited or unearned	(184,185)	5.85
Nonvested at December 31, 2017	884,342	7.05
Granted	751,128	7.43
Vested	(445,311)	5.98
Forfeited or unearned	(201,322)	7.54
Nonvested at December 31, 2018	988,837	$8.07

The total fair value of the performance shares that vested in 2018, 2017, and 2016 was $2,662,000, $3,597,000, and $2,638,000, respectively.

Compensation expense recognized for all performance shares totaled $3,307,000, $3,796,000, and $3,060,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2018, there was an estimated $2,564,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2020.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2018, 2017, and 2016 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	101,002	$5.01
Granted	133,871	6.54
Vested	(160,536)	6.57
Forfeited or unearned	(6,668)	8.90
Nonvested at December 31, 2016	67,669	7.56
Granted	210,875	9.26
Vested	(166,325)	9.50
Forfeited or unearned	—	—
Nonvested at December 31, 2017	112,219	7.89
Granted	112,502	7.81
Vested	(131,260)	8.27
Forfeited or unearned	(21,352)	8.43
Nonvested at December 31, 2018	72,109	$7.76

Compensation expense recognized for all restricted shares for the years ended December 31, 2018, 2017, and 2016 was $1,176,000, $1,205,000, and $1,567,000, respectively. As of December 31, 2018, there was $219,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by June 30, 2020.

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

During the years ended December 31, 2018, 2017 and 2016, a total of 143,769, 101,708, and 99,750 shares, respectively, of CRD-A were issued under the prior U.S. employee stock purchase plan to the Company's employees at purchase prices of $7.32, $6.61, and $6.49 in 2018, 2017, and 2016, respectively. At December 31, 2018, an estimated 142,000 shares will be issued and purchased under the U.S. Plan in 2019. During the years ended December 31, 2018, 2017, and 2016, compensation expense of $321,000, $278,000, and $261,000, respectively, was recognized for the prior U.S. employee stock purchase plan.

Under the U.K. Plan, the Company is authorized to issue up to 1,200,000 shares of CRD-A. Under the U.K. Plan, eligible employees can elect to have up to £250 withheld from payroll each month to purchase shares after the end of a three-year savings period. The purchase price of a share of stock is 85% of the market price of the stock at a date prior to the grant date as determined under the U.K. Plan. Participating employees may cease payroll withholdings and/or request a refund of all amounts withheld before any shares are purchased.

At December 31, 2018, an estimated 151,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $3.69 to $6.66. For the years ended December 31, 2018, 2017, and 2016, compensation expense of $140,000, $151,000, and $80,000, respectively, was recognized for the U.K. Plan. During 2018, 2017, and 2016, a total of 63,033 shares, 73,986 shares, and 159,256 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2018, 2017, and 2016, 8,740, 8,342, and 6,660 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

13.    Fair Value Measurements

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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,354	$—	$—	$10,354

Liabilities:
Contingent earnout liability (2)	—	—	360	360

December 31,	2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,156	$—	$—	$10,156
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The contingent earnout liability relates to a business acquired during 2018 by the Crawford Specialty Solutions operating segment. See Note 3, "Acquisitions and Disposition of Business Line" for further details. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections which is Level 3 data, with the maximum possible earnout of $665,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liabililty is included in "Other accrued liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2018 or 2017. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

During 2018 the Company impaired and expensed an indefinite-lived trade name of $1,056,000. During 2017 the Company impaired and expensed goodwill of $19,598,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 4, "Goodwill and Intangible Assets," where discussed in more detail.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2018 and 2017:

December 31,	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,274	$—	$—	$2,274	$17,349	$—	$—	$17,349
Short-term investment funds	—	5,005	—	5,005	—	7,175	—	7,175
Common Collective Equity funds:
U.S.	—	52,882	—	52,882	—	74,591	—	74,591
International	—	22,747	—	22,747	—	33,343	—	33,343
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	38,719	183,152	—	221,871	19,663	206,008	—	225,671
International	—	17,523	—	17,523	—	15,502	—	15,502
Alternative strategy funds	—	8,915	16,488	25,403	—	—	15,134	15,134
TOTAL	$40,993	$290,224	$16,488	$347,705	$37,012	$336,619	$15,134	$388,765

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2018 and 2017:

December 31,	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$3,156	$—	$—	$3,156	$4,303	$—	$—	$4,303
Common Collective Equity funds:
U.S.	—	38,307	—	38,307	—	55,607	—	55,607
International	—	9,916	—	9,916	—	14,932	—	14,932
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	160,609	—	160,609	—	141,663	—	141,663
Government securities	—	31,531	—	31,531	—	36,797	—	36,797
Corporate bonds and debt securities	—	—	—	—	—	88	—	88
Alternative strategy funds	—	14,044	—	14,044	—	21,016	—	21,016
Real estate funds	—	—	9,945	9,945	—	—	9,689	9,689
TOTAL	$3,156	$254,407	$9,945	$267,508	$4,303	$270,103	$9,689	$284,095

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.K. pension plan during the years ended December 31, 2018 and 2017:

Real Estate Funds	U.S	U.K.
		(in thousands)
Balance at December 31, 2016	$—	$9,315
Actual return on plan assets:
Related to assets still held at the reporting date	—	374
Purchases, sales and settlements—net	15,134
Balance at December 31, 2017	15,134	9,689
Actual return on plan assets:
Related to assets still held at the reporting date	1,354	256
Purchases, sales and settlements—net	—	—
Balance at December 31, 2018	$16,488	$9,945

14.    Segment and Geographic Information

The Company's three reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the CODM. The segments, organized based upon the nature of services, are: Crawford Claims Solutions, which primarily serves the global property and casualty insurance company markets; Crawford TPA Solutions: Broadspire, which serves the global casualty, disability and self-insurance marketplace; and Crawford Specialty Solutions which serves the global property and casualty insurance company markets, and prior to the Garden City Group disposal on June 15, 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets, primarily in the U.S. and Canada. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's three operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2018, 2017, and 2016 related to the Company's reportable segments is presented below.

	Crawford Claims Solutions	Crawford TPA Solutions: Broadspire	Crawford Specialty Solutions	Total

2018
Revenues before reimbursements	$361,107	$405,335	$304,529	$1,070,971
Segment operating earnings	9,836	36,909	51,036	97,781
Depreciation and amortization (1)	3,625	9,844	3,377	16,846
Assets (2)	163,899	92,007	165,415	421,321
2017
Revenues before reimbursements	$365,074	$390,583	$350,175	$1,105,832
Segment operating earnings	17,527	38,224	53,418	109,169
Depreciation and amortization (1)	4,039	9,924	5,629	19,592
Assets (2)	174,559	91,101	211,320	476,980
2016
Revenues before reimbursements	$341,555	$382,657	$385,074	$1,109,286
Segment operating earnings	14,371	36,520	65,641	116,532
Depreciation and amortization (1)	4,531	10,061	5,342	19,934
Assets (2)	128,752	89,862	215,441	434,055
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

(2)	Consists of accounts receivable, less allowance for doubtful accounts, unbilled revenues, at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net.

Revenues by geographic region and major service line for the Crawford Claims Solutions, Crawford TPA Solutions: Broadspire and Crawford Specialty Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2018, 2017, and 2016 are shown in the following table:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Crawford Claims Solutions	$3,811	$1,155	$719
Crawford TPA Solutions: Broadspire	5,947	4,136	4,678
Crawford Specialty Solutions	2,148	11,689	2,823
Corporate	18,114	27,931	20,979
Total capital expenditures	$30,020	$44,911	$29,199

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2018, 2017, and 2016 was as follows:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Segments' revenues before reimbursements	$1,070,971	$1,105,832	$1,109,286
Reimbursements	52,008	57,877	68,302
Total consolidated revenues	$1,122,979	$1,163,709	$1,177,588

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2018, 2017, and 2016 were as follows:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Operating earnings of all reportable segments	$97,781	$109,169	$116,532
Unallocated corporate and shared costs and credits	(9,321)	(13,463)	(24,403)
Net corporate interest expense	(10,109)	(9,062)	(9,185)
Stock option expense	(1,742)	(1,718)	(621)
Amortization of customer-relationship intangible assets	(11,152)	(10,982)	(9,592)
Goodwill and intangible asset impairment charges	(1,056)	(19,598)	—
Restructuring and special charges	—	(12,084)	(9,490)
Loss on disposition of business line	(20,270)	—	—
Income before income taxes	$44,131	$42,262	$63,241

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2018 and 2017 are presented in the following table:

December 31,	2018	2017
	(In thousands)
Assets of reportable segments	$421,321	$476,980
Corporate assets:
Cash and cash equivalents	53,119	54,011
Income taxes receivable	4,084	7,987
Prepaid expenses and other current assets	24,237	25,452
Net property and equipment	34,303	41,664
Capitalized software costs, net	72,210	89,824
Deferred income tax assets	22,146	24,359
Other noncurrent assets	70,022	67,659
Total corporate assets	280,121	310,956
Total assets	$701,442	$787,936

Revenues and long-lived assets for the U.S., U.K. and Canada are set out below as these countries are material for geographical area disclosure. For the purposes of these geographic area disclosures, long-lived assets consists of the net property and equipment and capitalized software costs, net line items on the Company's Consolidated Balance Sheets and excludes intangible assets, including goodwill.

	U.S.	U.K.	Canada	All Other International	Total Company
		(In thousands)
2018
Revenues before reimbursements	$615,687	$131,651	$121,076	$202,557	$1,070,971
Long-lived assets	88,157	7,631	7,553	3,172	106,513
2017
Revenues before reimbursements	653,693	139,338	110,962	201,839	1,105,832
Long-lived assets	111,688	7,747	8,771	3,282	131,488
2016
Revenues before reimbursements	629,385	172,673	106,696	200,532	1,109,286
Long-lived assets	92,565	8,480	5,652	3,868	110,565

15.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $464,524,000 and $480,026,000 at December 31, 2018 and 2017, respectively. In addition, the Garden City Group service line which was disposed on June 15, 2018, in the Crawford Specialty Solutions segment administered funds in noncustodial accounts at financial institutions that totaled $542,635,000 at December 31, 2017.

16.    Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2018, the aggregate committed amount of letters of credit outstanding under the facility was $11,729,000.

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

The Company is subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time the Company faces claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees. Such claims, investigations, and any litigation involving the Company could divert management's time and attention from the Company's business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company's results of operations, financial position, and cash flows. In the opinion of Company management, adequate provisions have been made for any items that are probable and reasonably estimable.

The Company is engaged in arbitration with three former executives of the Garden City Group in which the former executives claim that they are entitled to additional payments associated with their departure from the Garden City Group on December 31, 2015. The Company does not believe that any additional amounts are due to the former executives and strongly refutes the allegations. The Company has not made any provision for the claims of the former executives, which were filed in New York, New York in September 2018.

17.    Restructuring and Special Charges

There were no restructuring and special charges in 2018. Total restructuring and special charges were $12,084,000 and $9,490,000 during the years ended December 31, 2017, and 2016, respectively.

Restructuring charges for the years ended December 31, 2017 and 2016 of $12,084,000 and $8,565,000 were recorded related to the establishment and phase in of the Company's Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.

The following table shows the costs incurred by type of restructuring activity:

Year Ended December 31,	2018	2017	2016
	(In thousands)
Implementation and phase-in of the Centers	$—	$445	$3,741
Restructuring and integration costs	—	10,119	2,975
Asset impairments and lease termination costs	—	1,520	1,849
Total restructuring charges	$—	$12,084	$8,565

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

As of December 31, 2018, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2016 and 2017. The rollforwards of these costs to December 31, 2018 were as follows:

Restructuring Charges	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Balance at December 31, 2015	$3,571	$7,006	$1,066	$3,257	$14,900
Additions	1,526	2,995	3,611	433	8,565
Adjustments to accruals	(1,112)	—	(136)	—	(1,248)
Cash payments	(919)	(8,476)	(3,924)	(1,741)	(15,060)
Balance at December 31, 2016	3,066	1,525	617	1,949	7,157
Additions	1,277	10,299	195	313	12,084
Adjustments to accruals	(1,497)	—	—	977	(520)
Cash payments	—	(7,042)	(812)	(1,454)	(9,308)
Balance at December 31, 2017	2,846	4,782	—	1,785	9,413
Additions	—	—	—	—	—
Adjustments to accruals	(1,544)	—	—	(643)	(2,187)
Cash payments	—	(4,305)	—	(656)	(4,961)
Balance at December 31, 2018	$1,302	$477	$—	$486	$2,265

The Company recorded no special charges for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the Company recorded special charges of $925,000 which consisted of legal and professional fees. As of December 31, 2018, all special charges had been paid.

18.    Subsequent Events

On January 22, 2019, the Company entered into Stock Purchase Agreements to repurchase an aggregate of 421,427 shares of CRD-A and 1,376,889 shares of CRD-B. Pursuant to the Purchase Agreements, the Company paid a purchase price of $9.10 per share, for an aggregate purchase price of $16,364,676 plus commission. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2017 Repurchase Authorization, as referenced in Note 10, "Common Stock and Earnings per Share", will not be impacted.

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

February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
Atlanta, Georgia
February 25, 2019

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2018 Quarterly Period	First	Second	Third	Fourth (4)	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$273,104	$279,044	$255,029	$263,794	$1,070,971
Reimbursements	17,283	14,165	9,834	10,726	52,008
Total revenues	290,387	293,209	264,863	274,520	1,122,979
Total costs of services	214,902	211,688	189,072	192,343	808,005
Income before income taxes	12,396	(1,967)	9,707	23,995	44,131
Crawford Claims Solutions Operating Earnings (Loss) (1)	715	3,752	(651)	6,020	9,836
Crawford TPA Solutions: Broadspire Operating Earnings (1)	7,824	8,135	8,055	12,895	36,909
Crawford Specialty Solutions Operating Earnings (1)	10,451	10,387	14,879	15,319	51,036
Unallocated corporate and shared costs, net	(815)	(703)	(5,798)	(2,005)	(9,321)
Goodwill and intangible asset impairment charges	—	—	—	(1,056)	(1,056)
Net corporate interest expense	(2,564)	(2,440)	(2,398)	(2,707)	(10,109)
Stock option expense	(450)	(512)	(393)	(387)	(1,742)
Amortization of customer-relationship intangible assets	(2,765)	(2,791)	(2,786)	(2,810)	(11,152)
Loss on disposal of business	—	(17,795)	(1,201)	(1,274)	(20,270)
Income taxes	(3,966)	(461)	(1,828)	(12,287)	(18,542)
Net loss attributable to noncontrolling interests	139	3	17	230	389
Net income (loss) attributable to shareholders of Crawford & Company	$8,569	$(2,425)	$7,896	$11,938	$25,978

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.16	$(0.04)	$0.15	$0.23	$0.51
Class B Common Stock	$0.14	$(0.06)	$0.13	$0.21	$0.43

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.16	$(0.04)	$0.15	$0.22	$0.50
Class B Common Stock	$0.14	$(0.06)	$0.13	$0.20	$0.42

2017 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$267,267	$269,247	$270,551	$298,767	$1,105,832
Reimbursements	12,263	14,725	16,115	14,774	57,877
Total revenues	279,530	283,972	286,666	313,541	1,163,709
Total costs of services	205,000	201,196	208,262	227,709	842,167
Income before income taxes	12,458	17,085	16,892	(4,173)	42,262
Crawford Claims Solutions Operating Earnings (1)	2,434	3,327	2,017	9,749	17,527
Crawford TPA Solutions: Broadspire Operating Earnings (1)	7,968	9,710	9,916	10,630	38,224
Crawford Specialty Solutions Operating Earnings (1)	8,352	14,085	16,445	14,536	53,418
Unallocated corporate and shared costs, net	(461)	2,037	(4,326)	(10,713)	(13,463)
Goodwill impairment charges	—	—	—	(19,598)	(19,598)
Net corporate interest expense	(2,036)	(2,114)	(2,524)	(2,388)	(9,062)
Stock option expense	(417)	(457)	(468)	(376)	(1,718)
Amortization of customer-relationship intangible assets	(2,777)	(2,721)	(2,737)	(2,747)	(10,982)
Restructuring and special charges	(605)	(6,782)	(1,431)	(3,266)	(12,084)
Income taxes	(4,835)	(6,812)	(4,922)	1,530	(15,039)
Net loss (income) loss attributable to noncontrolling interests	41	(72)	(157)	630	442
Net income (loss) attributable to shareholders of Crawford & Company	$7,664	$10,201	$11,813	$(2,013)	$27,665

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.15	$0.19	$0.22	$(0.03)	$0.53
Class B Common Stock	$0.13	$0.17	$0.20	$(0.05)	$0.45

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.14	$0.19	$0.22	$(0.03)	$0.52
Class B Common Stock	$0.12	$0.17	$0.20	$(0.05)	$0.45
__________________

(1)
This is a segment financial measure representing segment earnings before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and special charges, loss on disposal of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests. See Note 14, "Segment and Geographic Information," in the audited consolidated financial statements contained in this Item 8.

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

(4)
The Company recognized a pretax loss on the disposal of the Garden City Group business of $20.3 million in 2018. See Note 3, "Acquisitions and Disposition of Business Line" in the audited consolidated financial statements included in this Item 8. The Company recognized non-cash goodwill impairment in the amount of $19.6 million related to its Garden City Group reporting unit in the fourth quarter of 2017. See Note 4, "Goodwill and Intangible Assets" in the audited consolidated financial statements included in this Item 8. The provision for income taxes in 2018 and 2017 included the impact of these transactions and the impact of U.S. tax reform.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

While there were no significant changes in the Registrant's internal controls over financial reporting during 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting, we did implement a new enterprise reporting system in the U.S. during 2018 and as a result we implemented additional information technology, monitoring and reconciliation controls to ensure the accuracy of financial information generated and transferred during this implementation to ensure an effective internal control environment.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on Internal Control over Financial Reporting
We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2018, and is incorporated herein by reference.

The Registrant has adopted a Code of Business Conduct and Ethics for its CEO, CFO, principal accounting officer and all other officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics, as well as the Registrant's Corporate Governance Guidelines and Committee Charters, are available at www.crawco.com. Any amendment or waiver of the Code of Business Conduct and Ethics will be posted on this website within four business days after the effectiveness thereof. The Code of Business Conduct and Ethics may also be obtained without charge by writing to Corporate Secretary, Legal Department, Crawford & Company, 5335 Triangle Parkway, Peachtree Corners, Georgia, 30092.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements

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

2.1
Membership Interest Purchase Agreement, dated December 6, 2016, by and among Crawford Innovative Ventures, LLC, Robin Smith, Mathew Smith, Kenneth Knoll and Those Additional Sellers Listed on Exhibit A (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2017.

2.2
Membership Interest Purchase Agreement, dated June 15, 2018 by and between Crawford & Company, Crawford & Company (Canada) Inc., Epiq Class Action & Claims Solutions, Inc. and Epiq Systems Canada ULC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2018.

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

10.14*
Terms of Employment Agreement between Larry Thomas and the Registrant dated February 11, 2015 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

10.15*
Terms of Employment Agreement between Kenneth Fraser and the Registrant dated May 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.16*
Terms of Employment Agreement between Bonnie Sawdey and the Registrant dated February 9, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

10.17*
Employment Agreement between Rohit Verma and the Registrant dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.18*
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

10.19*
Amended and Restated Pledge and Security Agreement, dated as of October 11, 2017, by and among the Registrant, the Registrant’s guarantor subsidiaries party thereto and Wells Fargo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.20*
Amended and Restated Guaranty Agreement, dated as of October 11, 2017, by and among the Registrant, the Registrant’s guarantor subsidiaries party thereto and Wells Fargo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.21
Form of Stock Purchase Agreement entered into as of January 22, 2019 by and between Crawford & Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Reporting on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019).

Exhibit No.	Document

10.22*
Terms of Employment Agreement between Kieran Rigby and GAB Robins UK Limited, dated December 1, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.23*
Stock Purchase and Sale Agreement entered into as of March 13, 2018 by and between Crawford & Company and David Brocklehurst (incorporated by reference to Exhibit 10.1 to the Registrant's Current Reporting on Form 8-K filed with the Securities and Exchange Commission on March 13, 2018).

10.24
Limited Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2018, by and among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., and the guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Reporting on Form 8-K filed with the Securities and Exchange Commission on June 18, 2018).

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

CRAWFORD & COMPANY

Date	February 25, 2019	By	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	February 25, 2019	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	February 25, 2019	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	February 25, 2019	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	February 25, 2019	/s/ P. George Benson
P. GEORGE BENSON, Director

Date	February 25, 2019	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	February 25, 2019	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	February 25, 2019	/s/ Michelle Jarrard
MICHELLE JARRARD, Director

Date	February 25, 2019	/s/ Joia M. Johnson
JOIA M. JOHNSON, Director

Date	February 25, 2019	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	February 25, 2019	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director

Date	February 25, 2019	/s/ Rahul Patel
RAHUL PATEL, Director