Form 10-Q
period 2019-03-31
CRAWFORD & CO
filed 2019-05-06
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019
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
Yes ☑          No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).                        Yes ☑          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock — $1.00 Par Value	CRD-A	New York Stock Exchange, Inc.
Class B Common Stock — $1.00 Par Value	CRD-B	New York Stock Exchange, Inc.
The number of shares outstanding of each class of the Registrant's common stock, as of April 30, 2019, was as follows:

Class A Common Stock, $1.00 par value: 30,912,914
Class B Common Stock, $1.00 par value: 23,030,725

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2019

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31
(In thousands, except per share amounts)	2019	2018
Revenues:

Revenues before reimbursements	$247,058	$273,104
Reimbursements	9,319	17,283
Total Revenues	256,377	290,387

Costs and Expenses:

Costs of services provided, before reimbursements	177,888	197,619
Reimbursements	9,319	17,283
Total costs of services	187,207	214,902

Selling, general, and administrative expenses	58,659	61,660

Corporate interest expense, net of interest income of $350 and $423, respectively	2,716	2,564

Total Costs and Expenses	248,582	279,126

Other Income, net	907	1,135

Income Before Income Taxes	8,702	12,396

Provision for Income Taxes	2,933	3,966

Net Income	5,769	8,430

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	340	139

Net Income Attributable to Shareholders of Crawford & Company	$6,109	$8,569

Earnings Per Share - Basic:
Class A Common Stock	$0.12	$0.16
Class B Common Stock	$0.10	$0.14

Earnings Per Share - Diluted:
Class A Common Stock	$0.12	$0.16
Class B Common Stock	$0.10	$0.14

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,658	31,199
Class B Common Stock	23,367	24,472

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,106	31,761
Class B Common Stock	23,367	24,472

Cash Dividends Per Share:
Class A Common Stock	$0.07	$0.07
Class B Common Stock	$0.05	$0.05
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2019	2018

Net Income	$5,769	$8,430

Other Comprehensive Income:
Net foreign currency translation income, net of tax of $0 and $0, respectively	3,046	7,540

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $690 and $938, respectively	2,011	1,629

Other Comprehensive Income	5,057	9,169

Comprehensive Income	10,826	17,599

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	356	(90)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$11,182	$17,509

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,674	$53,119
Accounts receivable, less allowance for doubtful accounts of $10,401 and $9,625, respectively	130,842	131,117
Unbilled revenues, at estimated billable amounts	118,271	108,291
Income taxes receivable	4,112	4,084
Prepaid expenses and other current assets	21,843	24,237
Total Current Assets	324,742	320,848
Net Property and Equipment	32,361	34,303
Other Assets:
Operating lease right-of-use assets, net	103,805	—
Goodwill	97,585	96,890
Intangible assets arising from business acquisitions, net	82,983	85,023
Capitalized software costs, net	69,821	72,210
Deferred income tax assets	21,258	22,146
Other noncurrent assets	71,691	70,022
Total Other Assets	447,143	346,291
TOTAL ASSETS	$804,246	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$31,558	$23,195
Accounts payable	34,954	37,834
Accrued compensation and related costs	58,088	66,530
Self-insured risks	13,756	15,246
Income taxes payable	4,279	3,145
Deferred rent	—	15,919
Operating lease liabilities	31,660	—
Other accrued liabilities	34,110	32,391
Deferred revenues	34,032	30,961
Current installments of finance leases	41	89
Total Current Liabilities	242,478	225,310
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	178,508	167,126
Operating lease liabilities	87,043	—
Deferred revenues	20,385	21,713
Accrued pension liabilities	73,105	74,323
Other noncurrent liabilities	31,096	32,024
Total Noncurrent Liabilities	390,137	295,186
Redeemable Noncontrolling Interests	5,123	5,500
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,621 and 30,927 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30,621	30,927
Class B common stock, $1.00 par value; 50,000 shares authorized; 23,031 and 24,408 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,031	24,408
Additional paid-in capital	58,321	58,793
Retained earnings	261,814	273,607
Accumulated other comprehensive loss	(211,374)	(216,447)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	162,413	171,288
Noncontrolling interests	4,095	4,158
Total Shareholders' Investment	166,508	175,446
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$804,246	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$5,769	$8,430
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,624	11,440
Stock-based compensation	(247)	1,565
Changes in operating assets and liabilities:
Accounts receivable, net	1,571	2,848
Unbilled revenues, net	(8,361)	(20,180)
Accrued or prepaid income taxes	1,922	4,839
Accounts payable and accrued liabilities	(8,257)	(13,594)
Deferred revenues	1,578	239
Accrued retirement costs	(3,393)	(10,143)
Prepaid expenses and other operating activities	317	932
Net cash provided by (used in) operating activities	523	(13,624)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,737)	(5,141)
Capitalization of computer software costs	(1,605)	(5,717)
Net cash used in investing activities	(3,342)	(10,858)

Cash Flows From Financing Activities:
Cash dividends paid	(3,282)	(3,421)
(Payments) proceeds from shares purchased under employee stock-based compensation plans	(110)	14
Repurchases of common stock	(16,418)	(3,925)
Increases in short-term and revolving credit facility borrowings	30,385	50,408
Payments on short-term and revolving credit facility borrowings	(11,578)	(10,000)
Payments on finance lease obligations	(54)	(125)
Dividends paid to noncontrolling interests	(84)	—
Net cash (used in) provided by financing activities	(1,141)	32,951
Effects of exchange rate changes on cash and cash equivalents	515	1,476
(Decrease) increase in cash and cash equivalents	(3,445)	9,945
Cash and cash equivalents at beginning of year	53,119	54,011
Cash and cash equivalents at end of period	$49,674	$63,956
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446
Net income (1)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income (loss)	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid	—	—	—	(3,282)	—	(3,282)	—	(3,282)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of common stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
(See accompanying notes to condensed consolidated financial statements)

(1) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended ended March 31, 2019 and 2018 excludes $377 and $327, respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The Company's operating results for the three months ended and financial position as of March 31, 2019 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2019 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 other than as disclosed herein.
Certain prior period amounts among the segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2019 and December 31, 2018, the liabilities of the deferred compensation plan were $8,945,000 and $8,914,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,474,000 and $16,402,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of March 31, 2019 were $13,287,000 and $10,865,000, respectively. Total assets and liabilities of LWI as of December 31, 2018 were $12,232,000 and $10,423,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $6,486,000 and $6,934,000 as of March 31, 2019 and December 31, 2018, respectively.
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

2. Recently Issued Accounting Standards
Adoption of New Accounting Standards
Financial Accounting for Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Financial Accounting for Leases" together with its subsequent related amendments in 2018 and 2019, collectively referred to as Topic 842. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. Topic 842 supersedes the lease accounting requirements in Topic 840. Under Topic 842, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike Topic 840, which required only capital leases to be recognized on the balance sheet, Topic 842 requires both finance and operating leases to be recognized on the balance sheet. Topic 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company adopted Topic 842 as of January 1, 2019 ("transition date") using the modified retrospective approach and as a result did not adjust the comparative period financial information or make the Topic 842 required lease disclosures for periods before the transition date. The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, lease term and initial direct costs as well as the practical expedient to choose not to separate nonlease components from lease components and instead account for each as a single lease component for all classes of its assets. As a result of adopting Topic 842, the Company recognized operating lease right-of-use assets of $107.3 million and current and noncurrent operating lease liabilities of $33.0 million and $89.3 million, respectively, and reversed deferred rents of $15.0 million on its unaudited Condensed Consolidated Balance Sheets. The adoption of Topic 842 resulted in no material impact to the Company's results of operations or cash flows and did not impact the Company's compliance with the financial covenants under its credit facility. See Note 4, "Lease Commitments" for further discussion on the Company's leases.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Act"), from accumulated other comprehensive income to retained earnings. This update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. The Company adopted this ASU for the period ended March 31, 2019 and elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Pending Adoption of Recently Issued Accounting Standards
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three months ended March 31, 2019 and 2018 reflect the application of ASC 606.
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
The Company's Crawford Claims Solutions segment generates revenue for adjusting services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and certain types of personal property. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services are transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. The Company also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$33,936	$16,371	$12,121	$10,519	$6,465	$3,907	$83,319

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	U.S.	U.K.	Canada	Europe and Rest of World	Total
Claims Management Services	$36,313	$2,530	$9,372	$8,696	$56,911
Medical Management Services	40,883	—	—	—	40,883
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$77,196	$2,530	$9,372	$8,696	$97,794

The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services and Contractor Connection service lines. The Garden City Group business, which was part of Crawford Specialty Solutions, was disposed of as of June 15, 2018. See Note 13, "Disposition of Business Line" for further discussion about this transaction.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$10,271	$11,157	$6,711	$5,143	$4,759	$6,332	$44,373
Contractor Connection	18,187	1,531	1,680	174	—	—	21,572
Total Crawford Specialty Solutions Revenues before Reimbursements	$28,458	$12,688	$8,391	$5,317	$4,759	$6,332	$65,945

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
Arrangements with Multiple Performance Obligations
For claims management services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company sells multiple lines of claims processing and different levels of processing depending on the complexity of the claims. The Company typically provides a menu of offerings from which the customer chooses to purchase at its option. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other services or quantities requested by the customer. For example, if the Company provides claims processing for both auto and general liability, those services are priced and delivered independently.
Contract Balances
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts) and contract liabilities (reported as deferred revenues) on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 98% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2019 and the significant activity affecting deferred revenues during the three months ended March 31, 2019:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2019	$52,673
Quarterly additions	20,790
Revenue recognized from the prior periods	(13,871)
Revenue recognized from current quarter additions	(5,485)
Balance as of March 31, 2019	54,107
Remaining Performance Obligations
As of March 31, 2019, the Company had $96.2 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.
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
For claims management services that are billed on a time and expense incurred or per unit basis and revenue is recognized over time, the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The Company does not disclose the value of remaining performance obligations for (i) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4. Lease Commitments
The Company determines if an arrangement is a lease at inception. The Company's and its subsidiaries' leases include office space, computer equipment, and automobiles under operating and finance leases. These lease agreements have remaining lease terms of 1 to 12 years. Some of these lease agreements include options to extend the leases for up to 5 years, options to terminate the leases within 1 year, rental escalation clauses and periodic adjustments for inflation, all of which are considered in the determination of lease payments. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of the fixed lease payments over the term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability. The Company does not separate nonlease components from lease components and instead accounts for each as a single lease component for all classes of its assets. The Company applies a portfolio approach to effectively account for the right-of-use asset and lease liability for certain equipment leases.
When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primarily lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $3.1 million during the remainder of 2019, $4.0 million in 2020, $3.9 million in 2021 and $0.8 million in 2022.
The Company's finance leases are not material for the three months ended or as of March 31, 2019 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	March 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$103,805
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	31,660
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	87,043
Total operating lease liabilities		$118,703

Weighted-Average Remaining Lease Term		5.56 years
Weighted-Average Discount Rate (1)		5.4%

(1)    Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.

The components of operating lease costs are classified as selling, general and administrative expenses within the Company's unaudited Condensed Consolidated Statements of Operations and consisted of the following for the three months ended March 31, 2019:

Three months ended
(in thousands)	March 31, 2019
Operating lease cost	$9,394
Variable lease cost	2,009
Sublease income	943

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 were as follows:

Three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,596

Right-of-use assets obtained in exchange for lease obligations (1)	$4,220

(1)    Amount excludes $122.3 million of right-of-use assets recognized upon adoption of Topic 842.

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	March 31, 2019
2019	$28,272
2020	28,849
2021	24,099
2022	15,166
2023	10,820
Thereafter	31,165
Total undiscounted lease payments	138,371
Less imputed interest	(19,668)
Present value of future lease payments	$118,703

The Company has entered into operating lease agreements that have not yet commenced as of March 31, 2019 with legally binding minimum lease payments of $6.9 million. These leases will commence during the three months ended June 30, 2019 and have lease terms between 3 years and 10 years.

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The Company estimates that its effective income tax rate for 2019 will be approximately 32.0% after considering known discrete items. The provision for income taxes on consolidated income before income taxes totaled $2.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The overall effective tax rate increased to 33.7% for the three months ended March 31, 2019 compared with 32.0% for the 2018 period due to current year losses or low level of taxable income in certain international operations.

During the period ended March 31, 2019, the Company had $2.6 million of reductions to unrecognized income tax benefits as a result of the effective settlement of uncertain income tax positions. This reduced the Company’s unrecognized income tax benefit balance to approximately $4.8 million as of March 31, 2019. This reduction resulted in an immaterial impact on the effective tax rate for the quarter ended March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Defined Benefit Pension Plans
Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 included the following components:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Service cost	$316	$363
Interest cost	5,584	5,273
Expected return on assets	(7,471)	(8,768)
Amortization of actuarial loss	2,722	2,610
Net periodic cost (benefit)	$1,151	$(522)

For the three months ended March 31, 2019 and 2018, the non-service components of net periodic pension costs of $835,000 of expense and $885,000 of income, respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the three month period ended March 31, 2019, the Company made no contributions to the U.S. defined benefit pension plan and contributions of $193,000 to the U.K. defined benefit pension plans, compared with contributions of $3,000,000 and $1,381,000, respectively, in the comparable 2018 period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. In the first quarters of 2019 and 2018, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2019		March 31, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$1,604	$1,223	$2,885	$2,263
Dividends paid	2,131	1,151	2,198	1,223
Net income attributable to common shareholders, basic	$3,735	$2,374	$5,083	$3,486

Denominator:
Weighted-average common shares outstanding, basic	30,658	23,367	31,199	24,472
Earnings per share - basic	$0.12	$0.10	$0.16	$0.14
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three months ended
	March 31, 2019		March 31, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$1,614	$1,213	$2,908	$2,241
Dividends paid	2,131	1,151	2,198	1,223
Net income attributable to common shareholders, diluted	$3,745	$2,364	$5,106	$3,464

Denominator:
Weighted-average common shares outstanding, basic	30,658	23,367	31,199	24,472
Weighted-average effect of dilutive securities	448	—	562	—
Weighted-average common shares outstanding, diluted	31,106	23,367	31,761	24,472
Earnings per share - diluted	$0.12	$0.10	$0.16	$0.14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Shares underlying stock options excluded	931	1,039
Performance stock grants excluded because performance conditions have not been met (1)	1,144	845

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2019 and March 31, 2018. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
CRD-A issued under Non-Employee Director Stock Plan	76	99
CRD-A issued under the U.K. ShareSave Scheme	9	3
CRD-A issued under the Executive Stock Bonus Plan	30	—
Effective July 29, 2017, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Effective January 22, 2019, the Company entered into Stock Purchase Agreements to repurchase an aggregate of 421,427 shares of CRD-A and 1,376,889 of CRD-B. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2017 Repurchase Authorization were not impacted. At March 31, 2019, the Company had remaining authorization to repurchase 427,883 shares under the 2017 Repurchase Authorization.
During the three months ended March 31, 2019, the Company repurchased 421,427 shares of CRD-A and 1,376,889 shares of CRD-B at an average cost of $9.13 for each class. During the three months ended March 31, 2018 the Company repurchased 1,011,958 shares of CRD-A and 53,888 shares of CRD-B at an average cost of $8.28 and $8.96, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Accumulated Other Comprehensive Loss
Comprehensive income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three months ended March 31, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(36,352)	$(180,095)	$(216,447)
Other comprehensive income before reclassifications	3,062	—	3,062
Amounts reclassified from accumulated other comprehensive income	—	2,011	2,011
Net current period other comprehensive income	3,062	2,011	5,073
Ending balance	$(33,290)	$(178,084)	$(211,374)

	Three months ended March 31, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,320)	$(170,157)	$(196,477)
Other comprehensive income before reclassifications	7,311	—	7,311
Amounts reclassified from accumulated other comprehensive income	—	1,629	1,629
Net current period other comprehensive income	7,311	1,629	8,940
Ending balance	$(19,009)	$(168,528)	$(187,537)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Income, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

The other comprehensive loss amounts attributable to noncontrolling interests presented in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2019
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,419	$10,419	$—	$—

Liabilities:
Contingent earnout liability (2)	366	—	—	366

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The contingent earnout liability relates to a business acquired during 2018 by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections which is Level 3 data, with the maximum possible earnout of $677,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months ended March 31, 2019. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months ended March 31, 2019 and 2018 related to the Company's reportable segments, including a reconciliation from segment operating (loss) earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Revenues:
Crawford Claims Solutions	$83,319	$90,446
Crawford TPA Solutions: Broadspire	97,794	100,237
Crawford Specialty Solutions	65,945	82,421
Total segment revenues before reimbursements	247,058	273,104
Reimbursements	9,319	17,283
Total revenues	$256,377	$290,387

Segment Operating (Loss) Earnings
Crawford Claims Solutions	$(313)	$1,145
Crawford TPA Solutions: Broadspire	6,733	7,827
Crawford Specialty Solutions	12,195	10,024
Total segment operating earnings	18,615	18,996

Deduct:
Unallocated corporate and shared costs, net	(3,914)	(821)
Net corporate interest expense	(2,716)	(2,564)
Stock option expense	(485)	(450)
Amortization of customer-relationship intangible assets	(2,798)	(2,765)
Income before income taxes	$8,702	$12,396

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
During the 2019 first quarter, the Company realigned certain operations within Canada from the Crawford Claims Solutions segment to the Crawford Specialty Solutions segment to be consistent with current operating segment responsibilities. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements.
Intersegment transactions are not material for any period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company has a global service line reporting structure consisting of Crawford Claims Solutions, Crawford TPA Solutions: Broadspire and Crawford Specialty Solutions, which is comprised of the Global Technical Services and Contractor Connection service lines, and the Garden City Group prior to its disposal on June 15, 2018.
Revenues before reimbursements by major service line in the Crawford TPA Solutions: Broadspire segment and the Crawford Specialty Solutions segment are shown in the following table. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Crawford TPA Solutions: Broadspire
Claims Management Services	$56,911	$57,723
Medical Management Services	40,883	42,514
Total Revenues before Reimbursements--Crawford TPA Solutions: Broadspire	$97,794	$100,237
Crawford Specialty Solutions
Global Technical Services	$44,373	$44,261
Contractor Connection	21,572	22,207
Garden City Group	—	15,953
Total Revenues before Reimbursements--Crawford Specialty Solutions	$65,945	$82,421

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2019, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,636,000.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Restructuring and Special Charges
There were no restructuring or special charges for the three months ended March 31, 2019 and 2018.
As of March 31, 2019, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these liabilities to March 31, 2019 were as follows:

	Three months ended March 31, 2019
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2018	$1,302	$477	$486	$2,265
Additions	—	—	—	—
Adjustments to accruals (1)	(1,302)	—	—	(1,302)
Cash payments	—	(59)	—	(59)
Ending balance, March 31, 2019	$—	$418	$486	$904

(1)    The deferred rent adjustment relates to the Company's adoption of Topic 842 as of the transition date in which the deferred rent liabilities were reclassed against the right-of-use assets in which the liabilities relate to.

13. Disposition of Business Line

On June 15, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) which was a component of the Crawford Specialty Services segment. The disposal of this business did not represent a strategic shift in the Company's operations. Pretax loss for the GCG Business, inclusive of retained corporate overhead, of $2,525,000 is included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated February 25, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Atlanta, Georgia
May 6, 2019

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	regulatory changes related to funding of defined benefit pension plans,

•	our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S., including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent or detect cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2019 and 2018, and as of March 31, 2019, and December 31, 2018, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments: (i) Crawford Claims Solutions; (ii) Crawford TPA Solutions: Broadspire; and (iii) Crawford Specialty Solutions. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions: Broadspire serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets, and prior to the sale of our Garden City Group business line in June 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.
As discussed in more detail in subsequent sections of this MD&A, our three operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance.

During the 2019 first quarter, the Company realigned certain operations within Canada from the Crawford Claims Solutions segment to the Crawford Specialty Solutions segment. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $26.0 million, or 9.5%, for the three months ended March 31, 2019 compared to the same 2018 period. This decrease was primarily due to the disposition of the Garden City Group service line as of June 15, 2018, which represents a $16.0 million reduction in revenues in the three months ended March 31, 2019 compared to 2018. In addition, changes in foreign exchange rates decreased our consolidated revenues by $4.9 million for the three months ended March 31, 2019 as compared to the prior year period. To illustrate the impact of these two factors, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2019, while segment revenues for the three months ended March 31, 2018 are presented excluding the revenues from the Garden City Group service line:

	Three Months Ended			Three Months Ended
				Based on exchange rates for three months ended March 31, 2018 and exclusion of Garden City Croup from March 31, 2018
(in thousands, except percentages)	March 31, 2019	March 31, 2018	% Change	March 31, 2019	March 31, 2018	% Change
Revenues:
Crawford Claims Solutions	$83,319	$90,446	(7.9)%	$85,639	$90,446	(5.3)%
Crawford TPA Solutions: Broadspire	97,794	100,237	(2.4)%	98,828	100,237	(1.4)%
Crawford Specialty Solutions	65,945	82,421	(20.0)%	67,523	66,468	1.6%
Total revenues, before reimbursements	247,058	273,104	(9.5)%	251,990	257,151	(2.0)%
Reimbursements	9,319	17,283	(46.1)%	9,319	10,620	(12.3)%
Total Revenues	$256,377	$290,387	(11.7)%	$261,309	$267,771	(2.4)%

Excluding the Garden City Group business and foreign currency implications, consolidated revenues before reimbursements decreased $5.2 million, or 2.0%, for the three months ended March 31, 2019. See Note 13, "Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about the Garden City Group disposition.
Excluding the effects of foreign currency and the Garden City Group service line, revenues from Crawford Specialty Solutions increased by 1.6% due to an increase in Global Technical Services. The decrease in revenues in the Crawford Claims Solutions segment was primarily due to a decrease in weather related activity in the U.S. as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $7.1 million. The decrease in revenues in the Crawford TPA Solutions: Broadspire segment was due to a decrease in cases received in the U.S. and U.K.
Costs of services provided, before reimbursements, decreased $19.7 million, or 10.0% for the three months ended March 31, 2019, compared with the same period of 2018. The decrease was primarily due to the disposition of the Garden City Group referenced above, and lower expenses in Crawford Claims Solutions to support the decrease in weather related activity.
Selling, general, and administrative ("SG&A") expenses were 4.9% lower in the three months ended March 31, 2019 compared with the same period of 2018. This decrease was due to the Garden City Group disposition and a decrease in non-employee labor and other administrative costs in 2019.
There were no restructuring and special charges recorded in the three months ended March 31, 2019 or the three months ended March 31, 2018.
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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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
Our segment results are impacted by changes in foreign exchange rates. We believe that a non-GAAP discussion and analysis of segment revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, is helpful in understanding the results of our segment operations. Revenues in our Crawford Specialty Solutions segment are also impacted by the disposition of the Garden City Group service line as of June 15, 2018.
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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2019	March 31, 2018	% Change
Revenues:
Crawford Claims Solutions	$83,319	$90,446	(7.9)%
Crawford TPA Solutions: Broadspire	97,794	100,237	(2.4)%
Crawford Specialty Solutions	65,945	82,421	(20.0)%
Total revenues, before reimbursements	247,058	273,104	(9.5)%
Reimbursements	9,319	17,283	(46.1)%
Total Revenues	$256,377	$290,387

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$55,901	$60,670	(7.9)%
% of related revenues before reimbursements	67.1%	67.1%
Crawford TPA Solutions: Broadspire	58,381	58,718	(0.6)%
% of related revenues before reimbursements	59.7%	58.6%
Crawford Specialty Solutions	34,958	43,664	(19.9)%
% of related revenues before reimbursements	53.0%	53.0%
Total	$149,240	$163,052	(8.5)%
% of Revenues before reimbursements	60.4%	59.7%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$27,731	$28,631	(3.1)%
% of related revenues before reimbursements	33.3%	31.7%
Crawford TPA Solutions: Broadspire	32,680	33,692	(3.0)%
% of related revenues before reimbursements	33.4%	33.6%
Crawford Specialty Solutions	18,792	28,733	(34.6)%
% of related revenues before reimbursements	28.5%	34.9%
Total before reimbursements	79,203	91,056	(13.0)%
% of Revenues before reimbursements	32.1%	33.3%
Reimbursements	9,319	17,283	(46.1)%
Total	$88,522	$108,339	(18.3)%
% of Revenues	34.5%	37.3%
Segment Operating (Loss) Earnings:
Crawford Claims Solutions	$(313)	$1,145	(127.3)%
% of related revenues before reimbursements	(0.4)%	1.3%
Crawford TPA Solutions: Broadspire	6,733	7,827	(14.0)%
% of related revenues before reimbursements	6.9%	7.8%
Crawford Specialty Solutions	12,195	10,024	21.7%
% of related revenues before reimbursements	18.5%	12.2%
Add (Deduct):
Unallocated corporate and shared costs, net	(3,914)	(821)	376.7%
Net corporate interest expense	(2,716)	(2,564)	5.9%
Stock option expense	(485)	(450)	7.8%
Amortization of customer-relationship intangible assets	(2,798)	(2,765)	1.2%
Income before income taxes	8,702	12,396	(29.8)%
Provision for income taxes	(2,933)	(3,966)	(26.0)%
Net income	5,769	8,430	(31.6)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	340	139	144.6%
Net income attributable to shareholders of Crawford & Company	$6,109	$8,569	(28.7)%

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to net income attributable to shareholders of Crawford & Company.

	Quarter Ended March 31,
(in thousands, except percentages)	2019	2018	% Change
Revenues Before Reimbursements:
Crawford Claims Solutions	$83,319	$90,446	(7.9)%
Crawford TPA Solutions: Broadspire	97,794	100,237	(2.4)%
Crawford Specialty Solutions	65,945	82,421	(20.0)%
Total, before reimbursements	247,058	273,104	(9.5)%
Direct Expenses:
Crawford Claims Solutions	$66,242	$72,500	(8.6)%
% of related revenues before reimbursements	79.5%	80.2%
Crawford TPA Solutions: Broadspire	72,331	73,831	(2.0)%
% of related revenues before reimbursements	74.0%	73.7%
Crawford Specialty Solutions	43,504	55,563	(21.7)%
% of related revenues before reimbursements	66.0%	67.4%
Total segment direct expenses	182,077	201,894	(9.8)%
% of related revenues before reimbursements	73.7%	73.9%
Segment Gross Profit:
Crawford Claims Solutions	$17,077	$17,946	(4.8)%
% of related revenues before reimbursements	20.5%	19.8%
Crawford TPA Solutions: Broadspire	25,463	26,406	(3.6)%
% of related revenues before reimbursements	26.0%	26.3%
Crawford Specialty Solutions	22,441	26,858	(16.4)%
% of related revenues before reimbursements	34.0%	32.6%
Total segment gross profit	64,981	71,210	(8.7)%
% of related revenues before reimbursements	26.3%	26.1%
Segment Indirect Costs:
Crawford Claims Solutions	$17,390	$16,801	3.5%
% of related revenues before reimbursements	20.9%	18.6%
Crawford TPA Solutions: Broadspire	18,730	18,579	0.8%
% of related revenues before reimbursements	19.2%	18.5%
Crawford Specialty Solutions	10,246	16,834	(39.1)%
% of related revenues before reimbursements	15.5%	20.4%
Total segment indirect costs	46,366	52,214	(11.2)%
% of related revenues before reimbursements	18.8%	19.1%
Segment Operating (Loss) Earnings:
Crawford Claims Solutions	$(313)	$1,145	(127.3)%
% of related revenues before reimbursements	(0.4)%	1.3%
Crawford TPA Solutions: Broadspire	6,733	7,827	(14.0)%
% of related revenues before reimbursements	6.9%	7.8%
Crawford Specialty Solutions	12,195	10,024	21.7%
% of related revenues before reimbursements	18.5%	12.2%

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Our Crawford Claims Solutions segment incurred an operating loss of $0.3 million, or 0.4% of revenues before reimbursements, for the three months ended March 31, 2019 compared with first quarter 2018 operating earnings of $1.1 million, or 1.3% of revenues before reimbursements. The decrease in operating earnings resulted primarily from the decrease in revenues in the U.S., Europe and Asia, and lower earnings in Europe and Asia because expense reductions did not offset the lower revenues in those regions. There was also an increase in centralized administrative support costs to expand technology and sales efforts, as compared to 2018. Excluding centralized indirect support costs, gross profit decreased from $17.9 million, or 19.8% of revenues before reimbursements in 2018, to $17.1 million, or 20.5% of revenues before reimbursements in 2019, due primarily to lower earnings in Europe and Asia compared to the prior year.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2018
(in thousands, except percentages)	March 31, 2019	March 31, 2018	Variance	March 31, 2019	Variance
U.S.	$33,936	$38,526	(11.9)%	$33,936	(11.9)%
U.K.	16,371	15,152	8.0%	16,748	10.5%
Canada	12,121	13,094	(7.4)%	12,984	(0.8)%
Australia	10,519	10,573	(0.5)%	11,173	5.7%
Europe	6,465	7,694	(16.0)%	6,696	(13.0)%
Rest of World	3,907	5,407	(27.7)%	4,102	(24.1)%
Total Crawford Claims Solutions Revenues before Reimbursements	$83,319	$90,446	(7.9)%	$85,639	(5.3)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $83.3 million in the three months ended March 31, 2019, compared with $90.4 million in the 2018 period. This decrease was primarily due to a decrease in weather related activity in the U.S., as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $7.1 million, or 7.8% of Crawford Claims Solutions segment revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 2.6%, or $2.3 million, for the three months ended March 31, 2019 as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $85.6 million for the three months ended March 31, 2019. There was a decrease in segment unit volume, measured principally by cases received, of 5.9% for the three months ended March 31, 2019, compared with the 2018 period. Changes in product mix and in the rates charged for those services accounted for an 8.4% revenue increase for the three months ended March 31, 2019 compared with the same period in 2018 due primarily to a reduction in high-frequency, low-complexity cases in Europe and Asia.
The decrease in revenues in the U.S. for the three months ended March 31, 2019 was primarily due to a reduction in weather related activity referenced above. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2019 compared with the first quarter of 2018 due to an increase in new clients and expanding new services. Revenues in Canada decreased in 2019 compared with the first quarter of 2018 period due to a reduction in weather related case activity. There was a revenue increase in Australia due to an increase in weather related case activity. The revenue decrease in Europe was due to decreases in Germany and Poland. The decrease in revenues in Rest of World for the first quarter of 2019 compared with the 2018 period was primarily due to a reduction in weather related case activity in Asia.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.6 million and $4.8 million for the three month periods ended March 31, 2019 and 2018, respectively. The reduction in the 2019 period was due to the lower claim volumes in such period.
Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2019	March 31, 2018	Variance
U.S.	72,195	77,476	(6.8)%
U.K.	13,791	13,489	2.2%
Canada	11,015	9,935	10.9%
Australia	10,120	8,857	14.3%
Europe	7,871	10,707	(26.5)%
Rest of World	4,190	6,205	(32.5)%
Total Crawford Claims Solutions Cases Received	119,182	126,669	(5.9)%

Overall, there was a decrease in cases received of 5.9% for the three months ended March 31, 2019 compared to the 2018 period. The decrease in U.S. case volumes was due to a decrease in weather related activity as compared to the 2018 first quarter. The U.K. case volumes were higher in the 2019 period due to an increase in new clients. The increase in Canada was due to an increase in high-frequency, low-complexity cases received in the 2019 period, partially offset by a reduction in weather related cases. The increase in cases in Australia was due to an increase in weather related activity in the 2019 first quarter. There was a reduction in cases received in Europe in the first quarter of 2019 due to a reduction in high-frequency, low-complexity property cases in Germany and Poland. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 67.1% for each of the three months ended March 31, 2019 and March 31, 2018. These expenses as a percent of revenues were constant due to improved cost management in the U.S. following the decrease in revenues. The total dollar amount of these expenses decreased to $55.9 million for the three months ended March 31, 2019 from $60.7 million for the comparable 2018 period, as a result of the lower revenues. There was an average of 2,908 full-time equivalent employees in this segment in the three months ended March 31, 2019 compared with an average of 3,013 in the 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $27.7 million for the three months ended March 31, 2019 compared with $28.6 million for the 2018 period. This decrease was primarily the result of lower travel costs. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 33.3% for the three months ended March 31, 2019 compared with 31.7% for the 2018 period. The increase as a percent of revenues was primarily a result of lower expenses not fully offsetting the lower revenues in Europe and Asia, and an increase in centralized administrative support costs related to investments in technology and expanding sales efforts in the 2019 period.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT
Our Crawford TPA Solutions: Broadspire segment reported operating earnings of $6.7 million, or 6.9% of revenues before reimbursements, for the first quarter of 2019 as compared to $7.8 million, or 7.8% of revenues before reimbursements, for the first quarter of 2018. The decrease in operating earnings for the 2019 period resulted from lower revenues, which were not fully offset by lower expenses. Excluding centralized indirect support costs, gross profit decreased from $26.4 million, or 26.3% of revenues before reimbursements in 2018, to $25.5 million, or 26.0% of revenues before reimbursements in 2019, with lower direct expenses not fully offsetting the lower revenues.
Revenues before Reimbursements
Crawford TPA Solutions: Broadspire revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2018
(in thousands, except percentages)	March 31, 2019	March 31, 2018	Variance	March 31, 2019	Variance
U.S.	$77,196	$79,220	(2.6)%	$77,196	(2.6)%
U.K.	2,530	3,250	(22.2)%	2,589	(20.3)%
Canada	9,372	9,458	(0.9)%	10,037	6.1%
Europe and Rest of World	8,696	8,309	4.7%	9,006	8.4%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$97,794	$100,237	(2.4)%	$98,828	(1.4)%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $97.8 million in the three months ended March 31, 2019 compared with $100.2 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions: Broadspire segment revenues by approximately 1.0%, or $1.0 million, for the three months ended March 31, 2019 as compared with the 2018 period. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 4.1% for the three months ended March 31, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services accounted for a 2.7% revenue increase for the three months ended March 31, 2019 compared with the 2018 period.
The decrease in revenues in the U.S. for the three months ended March 31, 2019 as compared with the 2018 period was primarily due to a decrease in new Claims Management and Medical Management clients, partially offset by an increase in Disability clients. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the three months ended March 31, 2019 was due to client case volume decreases and a change in the mix of services provided. Revenues in Canada increased in the current year due to a change in the mix of services provided and current client business growth. Revenues increased in Europe and Rest of World in the first quarter primarily due to a product mix shift to increased high-frequency, low-complexity cases.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment were $2.5 million for the three months ended March 31, 2019, compared with $2.5 million in the comparable 2018 period. Although revenues decreased, reimbursed expenses remained constant as related time and expense services remained consistent between periods.

Case Volume Analysis
Crawford TPA Solutions: Broadspire unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2019	March 31, 2018	Variance
U.S.	119,963	125,107	(4.1)%
U.K.	8,475	11,186	(24.2)%
Canada	21,641	24,358	(11.2)%
Europe and Rest of World	51,615	49,582	4.1%
Total Crawford TPA Solutions: Broadspire Cases Received	201,694	210,233	(4.1)%

Overall case volumes were 4.1% lower for the three months ended March 31, 2019, compared with the same period in 2018. This reduction was primarily due to a reduction in Claims Management, Medical Management, and Affinity cases in the U.S., partially offset by an increase in Disability cases. There was a decrease in the 2019 period in the U.K. due to client business declines, and a reduction in Canada due to a change in the mix of services provided. This was partially offset by an increase in Europe and Rest of World due to client and business growth in Scandinavia and Belgium.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 58.6% in 2018 to 59.7% in 2019. The amount of these expenses decreased from $58.7 million for the three months ended March 31, 2018 to $58.4 million for the 2019 comparable period. Although the total cost decreased slightly, the increase as a percent of revenues before reimbursements increased due to an increase in employees in 2019.
Average full-time equivalent employees in this segment totaled 3,158 in the first three months of 2019, up from 3,082 in the comparable 2018 period. The increase in employees was due to increases in Canada and Europe supporting the increased revenues, partially offset by decreases in the U.S. and U.K.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions: Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.4% for the three months ended March 31, 2019, compared with 33.6% in the comparable 2018 period. The slight decrease in expenses as a percentage of revenues in the three month period was due to operational efficiency gains recognized in the first quarter of 2019. The amount of these expenses decreased from $33.7 million in the three months ended March 31, 2018 to $32.7 million for the comparable 2019 period, due to the lower revenues.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $12.2 million for the three months ended March 31, 2019, as compared with operating earnings of $10.0 million in the comparable 2018 period. The related segment operating margin increased from 12.2% for the quarter ended March 31, 2018, to 18.5% in the comparable 2019 period. This improvement was primarily due to the absence of the Garden City Group business which was disposed in June 2018. Excluding indirect support costs, gross profit decreased from $26.9 million, or 32.6% of revenues before reimbursements in 2018, to $22.4 million, or 34.0% of revenues before reimbursements, due primarily to the absence of the Garden City Group business.
Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date. See Note 13, "Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about this transaction.

Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line in June 2018, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate, and excluding activity from the Garden City Group service line, for the three months ended March 31, 2019, and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2018 and exclusion of Garden City Croup from March 31, 2018
(in thousands, except percentages)	March 31, 2019	March 31, 2018	Variance	March 31, 2019	March 31, 2018	Variance
U.S.	$28,458	$43,469	(34.5)%	$28,458	$28,022	1.6%
U.K.	12,688	13,092	(3.1)%	13,059	13,092	(0.3)%
Canada	8,391	8,651	(3.0)%	8,985	8,145	10.3%
Australia	5,317	5,632	(5.6)%	5,646	5,632	0.2%
Europe	4,759	5,544	(14.2)%	4,836	5,544	(12.8)%
Rest of World	6,332	6,033	5.0%	6,539	6,033	8.4%
Total Crawford Specialty Solutions Revenues before Reimbursements	$65,945	$82,421	(20.0)%	$67,523	$66,468	1.6%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $65.9 million in the three months ended March 31, 2019, compared with $82.4 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 1.9%, or $1.6 million, for the three months ended March 31, 2019, as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $67.5 million for the three months ended March 31, 2019.
The Garden City Group service line, which was disposed in June 2018, represents a $16.0 million negative variance, or 19.4% of Crawford Specialty Solutions revenues, in the three months ended March 31, 2019, compared to the 2018 period.
Overall case volumes were 0.7% lower for the three months ended March 31, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for the three months ended March 31, 2019 compared with the same period in 2018.
The decrease in revenues in the U.S. for the three months ended March 31, 2019, compared with the 2018 period was due to the Garden City Group disposal. Excluding the Garden City Group 2018 revenues, there was an increase in revenues in the U.S. due to increased clients in our Global Technical Services service line. On a constant currency basis, there was a slight revenue decrease in the U.K. in the 2019 period primarily due to lower Global Technical Services revenues compared to the 2018 period. Revenues in Canada increased in the 2019 period compared with the 2018 period due to an increase in clients in Global Technical Services. There was a slight increase in revenues in Australia due to an increase in weather-related activity in the current year. There was a decrease in revenues in Europe in the Netherlands and Scandinavia. The increase in revenues in Rest of World was primarily due to increased weather related activity in Hong Kong.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects, primarily in the Garden City Group service line, and were $2.2 million for the three months ended March 31, 2019, compared with $10.0 million in the comparable 2018 period. The decrease in the 2019 period was due to the absence of the Garden City Group service line previously referenced, which had reimbursements of $6.7 million in the 2018 first quarter, and a reduction in Global Technical Services.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2019	March 31, 2018	Variance
U.S.	54,111	55,870	(3.1)%
U.K.	2,553	3,649	(30.0)%
Canada	20,249	16,404	23.4%
Australia	1,520	2,273	(33.1)%
Europe	2,984	4,426	(32.6)%
Rest of World	4,970	4,370	13.7%
Total Crawford Specialty Solutions Cases Received	86,387	86,992	(0.7)%
Overall case volumes were 0.7% lower in the three months ended March 31, 2019 compared with the same period in 2018. The decrease in U.S. case volumes in the three months ended March 31, 2019 was due to the decrease in weather related cases compared to the 2018 period. The U.K. case volumes were lower in the 2019 period due to a decrease in high-frequency, low-complexity property cases in the Contractor Connection service line. The increase in Canada was due to an increase in clients in Global Technical Services. The decrease in Australia cases was due to a reduction in property cases in the current quarter. The decrease in cases in Europe was due to a decrease in Global Technical Services in Italy. The increase in cases in Rest of World in the first quarter was due to an increase in weather related cases in Asia.
Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above for the March 31, 2018 period.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 53.0% in both the 2019 first quarter and the 2018 first quarter. The dollar amount of these expenses was $35.0 million for the 2019 first quarter and $43.7 million for the comparable 2018 period. Excluding the impact of the Garden City Group service line, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been $33.6 million, or 50.5% in the 2018 first quarter. The decrease in the dollar amount in the 2018 period is due to the Garden City Group disposal referenced above. The increase in the percentage of revenues before reimbursements was due to increased compensation expense and an increase in employees in the 2019 first quarter. There was an average of 1,496 full-time equivalent employees in Crawford Specialty Solutions in the 2019 period, compared with an average of 1,404, which excludes the 321 full-time equivalent employees within the Garden City Group, for the comparable 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 28.5% of Crawford Specialty Solutions revenues before reimbursements for the three months ended March 31, 2019 compared with 34.9% for the comparable period in 2018. Expenses decreased by 2.9% in the 2019 period due to the Garden City Group disposal discussed above. The dollar amount of these expenses decreased to $18.8 million in the 2019 first quarter as compared with $28.7 million in the comparable 2018 period. This decrease was primarily due to the Garden City Group disposal referenced above, which had $8.6 million of expenses in the 2018 first quarter.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2019 will be approximately 32% after considering known discrete items as of March 31, 2019.

The provision for income taxes on consolidated income totaled $2.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The overall effective tax rate increased to 33.7% for the three months ended March 31, 2019 compared with 32.0% for the 2018 period due to current year losses or low level of taxable income in certain operations.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.1 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. Interest income totaled $0.4 million for each of the three months ended March 31, 2019 and 2018.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.5 million was recognized during each of the three months ended March 31, 2019 and 2018.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for each of the three months ended March 31, 2019 and 2018. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2019 and 2018, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $3.9 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase for the three months ended March 31, 2019 was due to an increase in self-insured expenses, professional fees, and defined benefit pension expense.
Restructuring and Special Charges
There were no restructuring and special charges in the three months ended March 31, 2019 or the three months ended March 31, 2018.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2019, our working capital balance (current assets less current liabilities) was approximately $82.3 million, a decrease of $13.3 million from the working capital balance at December 31, 2018. Our cash and cash equivalents were $49.7 million at March 31, 2019, compared with $53.1 million at December 31, 2018.
Cash and cash equivalents as of March 31, 2019 consisted of $16.6 million held in the U.S. and $33.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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
No additional income or withholding taxes have been provided for any undistributed foreign earnings, nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.
Cash Provided by/Used in Operating Activities
Cash provided by operating activities was $0.5 million for the three months ended March 31, 2019, compared with $13.6 million of cash used in the comparable period of 2018. The increase in cash provided by operating activities was primarily due to better accounts receivable management, lower working capital requirements, including the impact of the Garden City Group disposal in June 2018, and a decrease in pension contributions in 2019 compared to the same period of 2018.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $3.3 million for the three months ended March 31, 2019, compared with $10.9 million used in the first three months of 2018. Capital expenditures were higher in the 2018 period due to the costs incurred for the consolidation and relocation of our Atlanta Service Center and other investments in technology, including Garden City Group expenditures.
Cash Used in/Provided by Financing Activities
Cash used in financing activities was $1.1 million for the three months ended March 31, 2019, compared with $33.0 million provided by financing activities for the 2018 period. We paid $3.3 million and $3.4 million in dividends in the three-month periods ended March 31, 2019 and 2018, respectively. During the first three months of 2019, we increased our short-term borrowings and book overdraft, net, by $18.8 million, compared with a increase during the first three months of 2018 of $40.4 million to fund working capital requirements. Share repurchases totaled $16.4 million in the 2019 first quarter.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.6 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $225.5 million at March 31, 2019. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $210.1 million as of March 31, 2019 compared with $190.4 million at December 31, 2018.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $72.5 million and overfunded by $32.7 million, respectively, at December 31, 2018, based on accumulated benefit obligations of $420.2 million and $234.8 million for the U.S. Qualified Plan and the U.K. plans, respectively.
For the three-month period ended March 31, 2019, the Company made no contributions to its U.S. defined benefit pension plan and $0.2 million to its U.K. defined benefit pension plans, respectively, compared with contributions of $3.0 million and $1.4 million, respectively, in the comparable 2018 period. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2019. Anticipated funding for the other international plans is not material.

Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2019, we paid $3.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2018 were as follows:

•
Unbilled revenues increased $8.4 million excluding foreign currency exchange impacts. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in the U.K. and Australia, and the Crawford Specialty Solutions segment, due to increased activity generated from two Canadian acquisitions made in 2018.

•
Accounts payable and accrued liabilities decreased $8.3 million excluding foreign exchange impacts. The decrease was due to payments for accrued compensation and incentive compensation, and accounts payable. Included in this amount is the net change for the inclusion of "Operating lease right-of-use assets, net" and "Operating lease liabilities" as well as the removal of "Deferred rent", as discussed further below.

At March 31, 2019, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we have certain material obligations under operating lease agreements to which we are a party. As discussed in Note 4, the Company adopted Topic 842 as of January 1, 2019, which resulted in recording operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Standards Adopted
Additional information related to adoption of accounting standards is provided in Notes 2 and 4 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Pending Adoption of New Accounting Standards
Additional information related to pending adoption of recently issued accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in July 2017, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of March 31, 2019, the Company was authorized to repurchase 427,883 shares under the 2017 Repurchase Authorization. Since December 31, 2018, the Company has not purchased any shares pursuant to the 2017 Repurchase Authorization.
Effective January 22, 2019, the Company entered into Stock Purchase Agreements to repurchase an aggregate of 421,427 shares of CRD-A and 1,376,889 of CRD-B. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2017 Repurchase Authorization were not impacted.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2018				427,883
January 1, 2019 - January 31, 2019
CRD-A	421,427	$9.13	—
CRD-B	1,376,889	$9.13	—
Totals of January 31, 2019				427,883
February 1, 2019 - February 28, 2019
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of February 28, 2019				427,883
March 1, 2019 - March 31, 2019
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of March 31, 2019	1,798,316		—	427,883

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	May 6, 2019	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2019	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)