Form 10-Q
period 2019-06-30
CRAWFORD & CO
filed 2019-08-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of July 30, 2019, was as follows:

Class A Common Stock, $1.00 par value: 30,804,934
Class B Common Stock, $1.00 par value: 22,883,374

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2019

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2019	2018
Revenues:

Revenues before reimbursements	$256,881	$279,044
Reimbursements	10,965	14,165
Total Revenues	267,846	293,209

Costs and Expenses:

Costs of services provided, before reimbursements	174,927	197,523
Reimbursements	10,965	14,165
Total costs of services	185,892	211,688

Selling, general, and administrative expenses	60,184	64,000

Corporate interest expense, net of interest income of $295 and $749, respectively	2,468	2,440

Arbitration settlement charges	11,352	—

Loss on disposition of business line	—	17,795

Total Costs and Expenses	259,896	295,923

Other (Loss) Income, net	(2,467)	747

Income (Loss) Before Income Taxes	5,483	(1,967)

Provision for Income Taxes	2,859	461

Net Income (Loss)	2,624	(2,428)

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	18	3

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$2,642	$(2,425)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.06	$(0.04)
Class B Common Stock	$0.04	$(0.06)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.06	$(0.04)
Class B Common Stock	$0.04	$(0.06)

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,799	30,580
Class B Common Stock	23,021	24,448

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,113	30,580
Class B Common Stock	23,021	24,448

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018
Revenues:

Revenues before reimbursements	$503,939	$552,148
Reimbursements	20,284	31,448
Total Revenues	524,223	583,596

Costs and Expenses:

Costs of services provided, before reimbursements	352,815	395,142
Reimbursements	20,284	31,448
Total costs of services	373,099	426,590

Selling, general, and administrative expenses	118,843	125,660

Corporate interest expense, net of interest income of $645 and $1,172, respectively	5,184	5,004

Arbitration settlement charges	11,352	—

Loss on disposition of business line	—	17,795

Total Costs and Expenses	508,478	575,049

Other (Loss) Income, net	(1,560)	1,882

Income Before Income Taxes	14,185	10,429

Provision for Income Taxes	5,792	4,427

Net Income	8,393	6,002

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	358	142

Net Income Attributable to Shareholders of Crawford & Company	$8,751	$6,144

Earnings Per Share - Basic:
Class A Common Stock	$0.18	$0.13
Class B Common Stock	$0.14	$0.09

Earnings Per Share - Diluted:
Class A Common Stock	$0.18	$0.13
Class B Common Stock	$0.14	$0.09

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,729	30,888
Class B Common Stock	23,193	24,460

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,110	31,470
Class B Common Stock	23,193	24,460

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,
(In thousands)	2019	2018

Net Income (Loss)	$2,624	$(2,428)

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(2,650)	(6,143)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $661 and $689, respectively	1,981	2,073

Other Comprehensive Loss	(669)	(4,070)

Comprehensive Income (Loss)	1,955	(6,498)

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	426	36

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$2,381	$(6,462)

	Six Months Ended June 30,
(In thousands)	2019	2018

Net Income	$8,393	$6,002

Other Comprehensive Income:
Net foreign currency translation income, net of tax of $0 and $0, respectively	396	1,397

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,351 and $1,627, respectively	3,992	3,702

Other Comprehensive Income	4,388	5,099

Comprehensive Income	12,781	11,101

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	782	(54)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$13,563	$11,047

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$39,150	$53,119
Accounts receivable, less allowance for doubtful accounts of $8,901 and $9,625, respectively	137,175	131,117
Unbilled revenues, at estimated billable amounts	120,920	108,291
Income taxes receivable	4,093	4,084
Prepaid expenses and other current assets	22,304	24,237
Total Current Assets	323,642	320,848
Net Property and Equipment	31,678	34,303
Other Assets:
Operating lease right-of-use assets, net	102,078	—
Goodwill	97,186	96,890
Intangible assets arising from business acquisitions, net	79,950	85,023
Capitalized software costs, net	68,436	72,210
Deferred income tax assets	20,545	22,146
Other noncurrent assets	70,725	70,022
Total Other Assets	438,920	346,291
TOTAL ASSETS	$794,240	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$36,629	$23,195
Accounts payable	31,970	37,834
Accrued compensation and related costs	56,390	66,530
Self-insured risks	13,906	15,246
Income taxes payable	1,012	3,145
Deferred rent	—	15,919
Operating lease liabilities	29,697	—
Other accrued liabilities	45,435	32,391
Deferred revenues	29,931	30,961
Current installments of finance leases	24	89
Total Current Liabilities	244,994	225,310
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	166,155	167,126
Operating lease liabilities	87,453	—
Deferred revenues	23,750	21,713
Accrued pension liabilities	72,130	74,323
Other noncurrent liabilities	30,242	32,024
Total Noncurrent Liabilities	379,730	295,186
Redeemable Noncontrolling Interests	5,117	5,500
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,667 and 30,927 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	30,667	30,927
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,958 and 24,408 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	22,958	24,408
Additional paid-in capital	60,601	58,793
Retained earnings	258,329	273,607
Accumulated other comprehensive loss	(211,634)	(216,447)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	160,921	171,288
Noncontrolling interests	3,478	4,158
Total Shareholders' Investment	164,399	175,446
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$794,240	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$8,393	$6,002
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,850	22,640
Arbitration settlement charges	11,352	—
Stock-based compensation	1,399	3,355
Loss on disposition of business line	—	17,795
Changes in operating assets and liabilities:
Accounts receivable, net	(4,086)	(539)
Unbilled revenues, net	(11,848)	(28,346)
Accrued or prepaid income taxes	(563)	250
Accounts payable and accrued liabilities	(16,048)	(19,985)
Deferred revenues	962	(390)
Accrued retirement costs	(343)	(12,932)
Prepaid expenses and other operating activities	(329)	(6,549)
Net cash provided by (used in) operating activities	8,739	(18,699)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(3,729)	(9,538)
Cash proceeds from disposition of business line	—	41,165
Capitalization of computer software costs	(4,369)	(8,270)
Net cash (used in) provided by investing activities	(8,098)	23,357

Cash Flows From Financing Activities:
Cash dividends paid	(6,595)	(6,784)
Proceeds from shares purchased under employee stock-based compensation plans	850	323
Repurchases of common stock	(19,585)	(5,570)
Increases in short-term and revolving credit facility borrowings	51,408	63,547
Payments on short-term and revolving credit facility borrowings	(40,611)	(63,978)
Payments on finance lease obligations	(61)	(320)
Dividends paid to noncontrolling interests	(280)	(167)
Net cash used in financing activities	(14,874)	(12,949)
Effects of exchange rate changes on cash and cash equivalents	264	603
Decrease in cash and cash equivalents	(13,969)	(7,688)
Cash and cash equivalents at beginning of year	53,119	54,011
Cash and cash equivalents at end of period	$39,150	$46,323
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446
Net income (1)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income (loss)	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,282)	—	(3,282)	—	(3,282)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508
Net income (1)	—	—	—	2,642	—	2,642	(12)	2,630
Other comprehensive loss	—	—	—	—	(260)	(260)	(409)	(669)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,313)	—	(3,313)	—	(3,313)
Stock-based compensation	—	—	1,646	—	—	1,646	—	1,646
Repurchases of common stock	(280)	(73)	—	(2,814)	—	(3,167)	—	(3,167)
Common stock activity, net	326	—	634	—	—	960	—	960
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at June 30, 2019	$30,667	$22,958	$60,601	$258,329	$(211,634)	$160,921	$3,478	$164,399

(1)The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, and June 30, 2019 excludes $377 and $6, respectively, in net loss attributable to the redeemable noncontrolling interests.

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of common stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
Net income (1)	—	—	—	(2,425)	—	(2,425)	305	(2,120)
Other comprehensive income	—	—	—	—	(4,037)	(4,037)	(33)	(4,070)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,363)	—	(3,363)	—	(3,363)
Stock-based compensation	—	—	1,790	—	—	1,790	—	1,790
Common stock activity, net	69	—	240	—	—	309	—	309
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(167)	(167)
Balance at June 30, 2018	$30,598	$24,448	$56,677	$261,894	$(191,574)	$182,043	$5,166	$187,209

(1) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, and June 30, 2018 excludes $327 and $308, respectively, in net loss attributable to the redeemable noncontrolling interests.
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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The Company's operating results for the three months and six months ended and financial position as of June 30, 2019 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2019 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2019 and December 31, 2018, the liabilities of the deferred compensation plan were $8,765,000 and $8,914,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,545,000 and $16,402,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.
The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of June 30, 2019 were $13,061,000 and $9,724,000, respectively. Total assets and liabilities of LWI as of December 31, 2018 were $12,232,000 and $10,423,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $5,259,000 and $6,934,000 as of June 30, 2019 and December 31, 2018, respectively.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Act"), from accumulated other comprehensive income (loss) to retained earnings. This update is effective for annual periods beginning after December 15, 2018, and interim periods thereafter. The Company adopted this ASU for the period ended March 31, 2019 and elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive loss to retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Pending Adoption of Recently Issued Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" together with its subsequent related amendments in 2018 and 2019, collectively referred to as Topic 326. Topic 326 replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value, including trade receivables, with gains and losses recognized through income. The expected credit loss methodology incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these assets. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company plans to adopt Topic 326 on January 1, 2020 using a modified retrospective approach. The Company is currently evaluating the effect Topic 326 may have on its results of operations, financial condition and cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three and six months ended June 30, 2019 and 2018 reflect the application of ASC 606.
Revenue from Contracts with Customers
Revenues are recognized when control of the promised services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company's contracts. Generally, the Company's accounts receivable are expected to be collected in less than two months, in accordance with the underlying payment terms.
The Company's Crawford Claims Solutions segment generates revenue for adjusting services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and certain types of personal property. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. The Company also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$33,825	$15,831	$12,147	$12,815	$7,371	$4,014	$86,003

	Six Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Total Crawford Claims Solutions Revenues before Reimbursements	$67,761	$32,202	$24,268	$23,334	$13,836	$7,921	$169,322

The Company's Crawford TPA Solutions: Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. This service line also provides Risk Management Information Services. For non-claim services, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.
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
The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents TPA Solutions: Broadspire revenues before reimbursements disaggregated by service line and geography for the three months and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Europe and Rest of World	Total
Claims Management Services	$36,035	$2,983	$7,884	$8,832	$55,734
Medical Management Services	43,784	—	—	—	43,784
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$79,819	$2,983	$7,884	$8,832	$99,518

	Six Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Europe and Rest of World	Total
Claims Management Services	$72,348	$5,513	$17,256	$17,528	$112,645
Medical Management Services	84,667	—	—	—	84,667
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$157,015	$5,513	$17,256	$17,528	$197,312

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
The Global Technical Services service line generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.
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
The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$10,414	$11,561	$6,517	$5,802	$4,893	$6,078	$45,265
Contractor Connection	22,467	1,159	2,255	213	1	—	26,095
Total Crawford Specialty Solutions Revenues before Reimbursements	$32,881	$12,720	$8,772	$6,015	$4,894	$6,078	$71,360

	Six Months Ended June 30, 2019
(in thousands)	U.S.	U.K.	Canada	Australia	Europe	Rest of World	Total
Global Technical Services	$20,685	$22,718	$13,228	$10,945	$9,652	$12,410	$89,638
Contractor Connection	40,654	2,690	3,935	387	1	—	47,667
Total Crawford Specialty Solutions Revenues before Reimbursements	$61,339	$25,408	$17,163	$11,332	$9,653	$12,410	$137,305
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Contract Balances
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as "Unbilled revenues at estimated billable amounts") and contract liabilities (reported as "Deferred revenues") on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.
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
The table below presents the deferred revenues balance as of January 1, 2019 and the significant activity affecting deferred revenues during the six months ended June 30, 2019:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2019	$52,673
Quarterly additions	20,790
Revenue recognized from the prior periods	(13,871)
Revenue recognized from current quarter additions	(5,485)
Balance as of March 31, 2019	54,107
Quarterly additions	18,536
Revenue recognized from the prior periods	(12,640)
Revenue recognized from current quarter additions	(6,322)
Balance as of June 30, 2019	53,681
Remaining Performance Obligations
As of June 30, 2019, the Company had $93.9 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $2.1 million during the remainder of 2019, $4.0 million in 2020, $3.9 million in 2021 and $0.1 million in 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's finance leases are not material for the three months or six months ended or as of June 30, 2019 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	June 30, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$102,078
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	29,697
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	87,453
Total operating lease liabilities		$117,150

Weighted-Average Remaining Lease Term		5.63 years
Weighted-Average Discount Rate (1)		5.4%
(1)    Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.
The components of operating lease costs within the Company's unaudited Condensed Consolidated Statements of Operations consisted of the following for the three months and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$9,718	$19,112
Variable lease cost	1,762	3,771
Sublease income	1,029	1,972
Supplemental cash flow information related to operating leases for the three months and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,818	$19,414

Right-of-use assets obtained in exchange for lease obligations (1)	$7,796	$12,016
(1)    The six months ended June 30, 2019 amount excludes $122.3 million of right-of-use assets recognized upon adoption of Topic 842.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	June 30, 2019
2019	$18,644
2020	30,294
2021	25,856
2022	15,952
2023	11,384
Thereafter	34,760
Total undiscounted lease payments	136,890
Less imputed interest	(19,740)
Present value of future lease payments	$117,150

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled $2.9 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The provision for income taxes on consolidated income before income taxes totaled $5.8 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively. The overall effective tax rate decreased to 40.8% for the six months ended June 30, 2019 compared with 42.4% for the 2018 period due to the impact of the sale of the Garden City Group business (the “GCG Business”) in 2018, and an arbitration settlement in 2019. See Note 13, "Disposition of Business Line" and Note 11, "Commitments and Contingencies" for further discussion of these items.

6. Defined Benefit Pension Plans
Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$356	$382	$672	$745
Interest cost	5,614	5,462	11,198	10,735
Expected return on assets	(7,372)	(8,992)	(14,843)	(17,760)
Amortization of actuarial loss	2,662	2,812	5,384	5,422
Net periodic cost (benefit)	$1,260	$(336)	$2,411	$(858)
For the three months ended June 30, 2019 and 2018, the non-service components of net periodic pension costs of $904,000 of expense and $718,000 of income, respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2019 and 2018, the non-service components of net periodic pension costs of $1,739,000 of expense and $1,603,000 of income, respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six month period ended June 30, 2019, the Company made no contributions to the U.S. defined benefit pension plan and contributions of $345,000 to the U.K. defined benefit pension plans, compared with contributions of $6,000,000 and $2,824,000, respectively, in the comparable 2018 period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first two quarters of 2019 and 2018, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(384)	$(287)	$(3,216)	$(2,572)	$1,229	$927	$(357)	$(283)
Dividends paid	2,161	1,152	2,141	1,222	4,291	2,304	4,338	2,446
Net income (loss) attributable to common shareholders, basic	$1,777	$865	$(1,075)	$(1,350)	$5,520	$3,231	$3,981	$2,163

Denominator:
Weighted-average common shares outstanding, basic	30,799	23,021	30,580	24,448	30,729	23,193	30,888	24,460
Earnings (loss) per share - basic	$0.06	$0.04	$(0.04)	$(0.06)	$0.18	$0.14	$0.13	$0.09
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(385)	$(286)	$(3,216)	$(2,572)	$1,235	$921	$(360)	$(280)
Dividends paid	2,161	1,152	2,141	1,222	4,291	2,304	4,338	2,446
Net income (loss) attributable to common shareholders, diluted	$1,776	$866	$(1,075)	$(1,350)	$5,526	$3,225	$3,978	$2,166

Denominator:
Weighted-average common shares outstanding, basic	30,799	23,021	30,580	24,448	30,729	23,193	30,888	24,460
Weighted-average effect of dilutive securities	314	—	—	—	381	—	582	—
Weighted-average common shares outstanding, diluted	31,113	23,021	30,580	24,448	31,110	23,193	31,470	24,460
Earnings (loss) per share - diluted	$0.06	$0.04	$(0.04)	$(0.06)	$0.18	$0.14	$0.13	$0.09

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Shares underlying stock options excluded	1,585	1,246	1,439	1,143
Performance stock grants excluded because performance conditions have not been met (1)	1,111	817	1,018	817

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months and six months ended June 30, 2019 and June 30, 2018. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
CRD-A issued under Non-Employee Director Stock Plan	9	7	85	106
CRD-A issued under the U.K. ShareSave Scheme	257	51	266	54
CRD-A issued under Executive Stock Bonus Plan	—	10	30	10
CRD-A issued under 2016 Omnibus Stock and Incentive Plan	59	—	59	—
The Company's share repurchase authorization, approved in July 2017 (the "2017 Repurchase Authorization"), provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2017 Repurchase Authorization was terminated on May 8, 2019.
Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At June 30, 2019, the Company had remaining authorization to repurchase 1,647,570 shares under the 2019 Repurchase Authorization.
During the three months ended June 30, 2019, the Company repurchased 280,079 shares of CRD-A and 72,351 shares of CRD-B at an average cost of $9.07 and $8.81, respectively. During the three months ended June 30, 2018, the Company did not repurchase any shares of CRD-A or CRD-B.
During the six months ended June 30, 2019, the Company repurchased 701,506 shares of CRD-A and 1,449,240 shares of CRD-B at an average cost of $9.11 for each class, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization. During the six months ended June 30, 2018, the Company repurchased 1,011,958 shares of CRD-A and 53,888 shares of CRD-B at an average cost of $8.28 and $8.96, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8. Accumulated Other Comprehensive Loss
Comprehensive income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,290)	$(178,084)	$(211,374)	$(36,352)	$(180,095)	$(216,447)
Other comprehensive (loss) income before reclassifications	(2,241)	—	(2,241)	821	—	821
Amounts reclassified from accumulated other comprehensive income	—	1,981	1,981	—	3,992	3,992
Net current period other comprehensive (loss) income	(2,241)	1,981	(260)	821	3,992	4,813
Ending balance	$(35,531)	$(176,103)	$(211,634)	$(35,531)	$(176,103)	$(211,634)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(19,009)	$(168,528)	$(187,537)	$(26,320)	$(170,157)	$(196,477)
Other comprehensive (loss) income before reclassifications	(6,110)	—	(6,110)	1,201	—	1,201
Amounts reclassified from accumulated other comprehensive income	—	2,073	2,073	—	3,702	3,702
Net current period other comprehensive (loss) income	(6,110)	2,073	(4,037)	1,201	3,702	4,903
Ending balance	$(25,119)	$(166,455)	$(191,574)	$(25,119)	$(166,455)	$(191,574)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Income (Loss), net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2019
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,032	$10,032	$—	$—

Liabilities:
Contingent earnout liability (2)	374	—	—	374

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The contingent earnout liability relates to a business acquired during 2018 by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections, which is Level 3 data, with the maximum possible earnout of $692,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months and six months ended June 30, 2019. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and six months ended June 30, 2019 and 2018 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income (loss) before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Crawford Claims Solutions	$86,003	$93,110	$169,322	$183,556
Crawford TPA Solutions: Broadspire	99,518	102,644	197,312	202,881
Crawford Specialty Solutions	71,360	83,290	137,305	165,711
Total segment revenues before reimbursements	256,881	279,044	503,939	552,148
Reimbursements	10,965	14,165	20,284	31,448
Total revenues	$267,846	$293,209	$524,223	$583,596

Segment Operating Earnings
Crawford Claims Solutions	$1,710	$4,100	$1,397	$5,245
Crawford TPA Solutions: Broadspire	5,026	8,132	11,759	15,959
Crawford Specialty Solutions	12,612	10,036	24,807	20,060
Total segment operating earnings	19,348	22,268	37,963	41,264

Add (deduct):
Unallocated corporate and shared credits and (costs), net	3,170	(697)	(744)	(1,518)
Net corporate interest expense	(2,468)	(2,440)	(5,184)	(5,004)
Stock option expense	(413)	(512)	(898)	(962)
Amortization of customer-relationship intangible assets	(2,802)	(2,791)	(5,600)	(5,556)
Arbitration settlement charges	(11,352)	—	(11,352)	—
Loss on disposition of business line	—	(17,795)	—	(17,795)
Income (loss) before income taxes	$5,483	$(1,967)	$14,185	$10,429

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, arbitration settlement charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Crawford TPA Solutions: Broadspire
Claims Management Services	$55,734	$59,484	$112,645	$117,207
Medical Management Services	43,784	43,160	84,667	85,674
Total Revenues before Reimbursements--Crawford TPA Solutions: Broadspire	$99,518	$102,644	$197,312	$202,881
Crawford Specialty Solutions
Global Technical Services	$45,265	$44,576	$89,638	$88,837
Contractor Connection	26,095	24,792	47,667	46,999
Garden City Group	—	13,922	—	29,875
Total Revenues before Reimbursements--Crawford Specialty Solutions	$71,360	$83,290	$137,305	$165,711

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2019, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,636,000.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

During the three months ended June 30, 2019, the Company recognized an expense in the amount of $11,352,000 related to an arbitration panel awarding three of four former executives of the Company's former Garden City Group additional payments associated with their departure from the Garden City Group on December 31, 2015. The expense is classified as "Arbitration settlement charges" on the Company's unaudited Condensed Consolidated Statements of Operations and consists of severance, interest, attorney's fees, arbitration fees and withholding taxes. The fourth former executive did not participate in the arbitration process and has not made a claim. The Company believes any such potential claim would not be material to its results of operations, financial position, or cash flows. As of June 30, 2019, $10,594,000 of the Arbitration settlement charges was included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets and was subsequently paid in July 2019.
12. Restructuring Charges
There were no restructuring charges for the three months and six months ended June 30, 2019 and 2018.
As of June 30, 2019, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these liabilities to June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, March 31, 2019	$—	$418	$486	$904
Additions	—	—	—	—
Adjustments to accruals	—	—	—	—
Cash payments	—	(17)	—	(17)
Ending balance, June 30, 2019	$—	$401	$486	$887

	Six Months Ended June 30, 2019
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2018	$1,302	$477	$486	$2,265
Additions	—	—	—	—
Adjustments to accruals (1)	(1,302)	—	—	(1,302)
Cash payments	—	(76)	—	(76)
Ending balance, June 30, 2019	$—	$401	$486	$887

(1)    The deferred rent adjustment relates to the Company's adoption of Topic 842 as of the transition date in which the deferred rent liabilities were reclassed against the right-of-use assets to which the liabilities relate.

13. Disposition of Business Line

On June 15, 2018, the Company completed the sale of its GCG Business which was a component of the Crawford Specialty Services segment. The disposal of this business did not represent a strategic shift in the Company's operations. Pretax losses for the GCG Business, inclusive of retained corporate overhead, of $1,407,000 and $3,932,000 are included in the unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2018, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ investment for the three-month and six-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2019

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and six months ended June 30, 2019 and 2018, and as of June 30, 2019, and December 31, 2018, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments: (i) Crawford Claims Solutions; (ii) Crawford TPA Solutions: Broadspire; and (iii) Crawford Specialty Solutions. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions: Broadspire serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets, and prior to the sale of the Garden City Group business line on June 15, 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.
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
Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and trust fund administration to pay their claims. Our Contractor Connection service line provides a managed contractor network to insurance carriers and consumer markets. Prior to the June 15, 2018 sale, the Garden City Group service line provided legal settlement administration services related to class action settlements, mass tort claims and bankruptcies, including identifying and qualifying class members, determining and dispensing settlement payments, and administering settlement funds.
The global claims management services market is highly competitive and comprised of a large number of companies that vary in size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather related events, general economic activity, overall employment levels and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.
We typically earn our revenues on an individual fee-per-claim basis for claims management services that we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $22.2 million, or 7.9%, for the three months ended June 30, 2019 and $48.2 million, or 8.7%, for the six months ended June 30, 2019 compared to the same periods of 2018. These decreases were primarily due to the disposition of the Garden City Group service line as of June 15, 2018, which represents a $13.9 million reduction in revenues in the three months ended June 30, 2019 and $29.9 million in the six months ended June 30, 2019, compared to the 2018 periods. In addition, changes in foreign exchange rates decreased our consolidated revenues by $7.3 million, or 2.8%, for the three months ended June 30, 2019 and $14.4 million, or 2.7%, for the six months ended June 30, 2019 as compared to the prior year periods. To illustrate the impact of these two factors, segment revenues are presented below, using a constant exchange rate, for the three months and six months ended June 30, 2019, while segment revenues for the three months and six months ended June 30, 2018 are presented excluding the revenues from the Garden City Group service line:

	Three Months Ended			Three Months Ended
				Based on exchange rates for three months ended June, 2018 and exclusion of Garden City Group from June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	% Change	June 30, 2019	June 30, 2018	% Change
Revenues:
Crawford Claims Solutions	$86,003	$93,110	(7.6)%	$89,645	$93,110	(3.7)%
Crawford TPA Solutions: Broadspire	99,518	102,644	(3.0)%	100,866	102,644	(1.7)%
Crawford Specialty Solutions	71,360	83,290	(14.3)%	73,716	69,368	6.3%
Total revenues before reimbursements	256,881	279,044	(7.9)%	264,227	265,122	(0.3)%
Reimbursements	10,965	14,165	(22.6)%	11,463	10,295	11.3%
Total Revenues	$267,846	$293,209	(8.7)%	$275,690	$275,417	0.1%

	Six Months Ended			Six Months Ended
				Based on exchange rates for six months ended June, 2018 and exclusion of Garden City Group from June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	% Change	June 30, 2019	June 30, 2018	% Change
Revenues:
Crawford Claims Solutions	$169,322	$183,556	(7.8)%	$176,403	$183,556	(3.9)%
Crawford TPA Solutions: Broadspire	197,312	202,881	(2.7)%	199,952	202,881	(1.4)%
Crawford Specialty Solutions	137,305	165,711	(17.1)%	141,988	135,836	4.5%
Total revenues before reimbursements	503,939	552,148	(8.7)%	518,343	522,273	(0.8)%
Reimbursements	20,284	31,448	(35.5)%	21,270	20,914	1.7%
Total Revenues	$524,223	$583,596	(10.2)%	$539,613	$543,187	(0.7)%

Excluding the Garden City Group business and foreign currency implications, consolidated revenues before reimbursements decreased $0.9 million, or 0.3%, for the three months ended June 30, 2019 and decreased $3.9 million, or 0.8%, for the six months ended June 30, 2019. See Note 13, "Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about the Garden City Group disposition.

Excluding the effects of foreign currency and the Garden City Group service line, revenues from the Crawford Specialty Solutions segment increased in the three months ended June 30, 2019 by 6.3% due to increases in Global Technical Services and Contractor Connection service lines. The decrease in revenues in the Crawford Claims Solutions segment was primarily due to a decrease in weather related activity in the U.S., Canada, and Europe. The decrease in revenues in the Crawford TPA Solutions: Broadspire segment was due to a decrease in cases received in the U.S. and Canada.
Costs of services provided, before reimbursements, decreased $22.6 million, or 11.4%, for the three months ended June 30, 2019, and $42.3 million, or 10.7%, for the six months ended June 30, 2019, compared with the same periods of 2018. The decreases were primarily due to the disposition of the Garden City Group, referenced above, lower expenses in Crawford Claims Solutions to support the decrease in weather related activity, and changes in foreign exchange rates.
Selling, general, and administrative ("SG&A") expenses were 6.0% lower in the three months ended June 30, 2019 and 5.4% lower in the six months ended June 30, 2019 compared with the same periods of 2018. These decreases were due to the Garden City Group disposition, changes in foreign exchange rates, and a decrease in non-employee labor, professional fees and other administrative costs in 2019.
During the three months ended June 30, 2019, the Company recognized a pretax provision in the amount of $11.4 million related to an arbitration panel awarding three former executives of the Company’s former Garden City Group additional payments associated with their departure from the Garden City Group on December 31, 2015.
During the three months ended June 30, 2018, the Company recorded a pretax loss on the disposal of the Garden City Group business line of $17.8 million.
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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, arbitration settlement charges, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, arbitration settlement charges, and loss on disposition of business line follows the discussion and analysis of the results of operations of our three operating segments.
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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions: Broadspire, and Crawford Specialty Solutions segments reconciled to net income (loss) before income taxes and net income (loss) attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Crawford Claims Solutions	$86,003	$93,110	$169,322	$183,556
Crawford TPA Solutions: Broadspire	99,518	102,644	197,312	202,881
Crawford Specialty Solutions	71,360	83,290	137,305	165,711
Total Revenues before reimbursements	256,881	279,044	503,939	552,148
Reimbursements	10,965	14,165	20,284	31,448
Total Revenues	$267,846	$293,209	$524,223	$583,596

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$56,065	$59,801	$111,966	$120,471
% of related revenues before reimbursements	65.2%	64.2%	66.1%	65.6%
Crawford TPA Solutions: Broadspire	60,936	59,842	119,317	118,560
% of related revenues before reimbursements	61.2%	58.3%	60.5%	58.4%
Crawford Specialty Solutions	35,052	42,399	70,010	86,063
% of related revenues before reimbursements	49.1%	50.9%	51.0%	51.9%
Total	$152,053	$162,042	$301,293	$325,094
% of Revenues before reimbursements	59.2%	58.1%	59.8%	58.9%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$28,228	$29,209	$55,959	$57,840
% of related revenues before reimbursements	32.8%	31.4%	33.0%	31.5%
Crawford TPA Solutions: Broadspire	33,556	34,670	66,236	68,362
% of related revenues before reimbursements	33.7%	33.8%	33.6%	33.7%
Crawford Specialty Solutions	23,696	30,855	42,488	59,588
% of related revenues before reimbursements	33.2%	37.0%	30.9%	36.0%
Total before reimbursements	85,480	94,734	164,683	185,790
% of Revenues before reimbursements	33.3%	33.9%	32.7%	33.6%
Reimbursements	10,965	14,165	20,284	31,448
Total	$96,445	$108,899	$184,967	$217,238
% of Revenues	36.0%	37.1%	35.3%	37.2%
Segment Operating Earnings:
Crawford Claims Solutions	$1,710	$4,100	$1,397	$5,245
% of related revenues before reimbursements	2.0%	4.4%	0.8%	2.9%
Crawford TPA Solutions: Broadspire	5,026	8,132	11,759	15,959
% of related revenues before reimbursements	5.1%	7.9%	6.0%	7.9%
Crawford Specialty Solutions	12,612	10,036	24,807	20,060
% of related revenues before reimbursements	17.7%	12.0%	18.1%	12.1%
Add (Deduct):
Unallocated corporate and shared credits (costs), net	3,170	(697)	(744)	(1,518)
Net corporate interest expense	(2,468)	(2,440)	(5,184)	(5,004)
Stock option expense	(413)	(512)	(898)	(962)
Amortization of customer-relationship intangible assets	(2,802)	(2,791)	(5,600)	(5,556)
Arbitration settlement charges	(11,352)	—	(11,352)	—
Loss on disposition of business line	—	(17,795)	—	(17,795)
Income (loss) before income taxes	5,483	(1,967)	14,185	10,429
Provision for income taxes	(2,859)	(461)	(5,792)	(4,427)
Net income (loss)	2,624	(2,428)	8,393	6,002
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	18	3	358	142
Net income (loss) attributable to shareholders of Crawford & Company	$2,642	$(2,425)	$8,751	$6,144

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to Segment operating earnings.

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues Before Reimbursements:
Crawford Claims Solutions	$86,003	$93,110	$169,322	$183,556
Crawford TPA Solutions: Broadspire	99,518	102,644	197,312	202,881
Crawford Specialty Solutions	71,360	83,290	137,305	165,711
Total, Revenues before reimbursements	$256,881	$279,044	$503,939	$552,148
Direct Expenses:
Crawford Claims Solutions	$66,450	$71,589	$132,692	$144,089
% of related revenues before reimbursements	77.3%	76.9%	78.4%	78.5%
Crawford TPA Solutions: Broadspire	75,840	76,112	148,171	149,943
% of related revenues before reimbursements	76.2%	74.2%	75.1%	73.9%
Crawford Specialty Solutions	46,137	56,517	89,641	112,080
% of related revenues before reimbursements	64.7%	67.9%	65.3%	67.6%
Total segment direct expenses	$188,427	$204,218	$370,504	$406,112
% of related revenues before reimbursements	73.4%	73.2%	73.5%	73.6%
Segment Gross Profit:
Crawford Claims Solutions	$19,553	$21,521	$36,630	$39,467
% of related revenues before reimbursements	22.7%	23.1%	21.6%	21.5%
Crawford TPA Solutions: Broadspire	23,678	26,532	49,141	52,938
% of related revenues before reimbursements	23.8%	25.8%	24.9%	26.1%
Crawford Specialty Solutions	25,223	26,773	47,664	53,631
% of related revenues before reimbursements	35.3%	32.1%	34.7%	32.4%
Total segment gross profit	$68,454	$74,826	$133,435	$146,036
% of related revenues before reimbursements	26.6%	26.8%	26.5%	26.4%
Segment Indirect Costs:
Crawford Claims Solutions	$17,843	$17,421	$35,233	$34,222
% of related revenues before reimbursements	20.7%	18.7%	20.8%	18.6%
Crawford TPA Solutions: Broadspire	18,652	18,400	37,382	36,979
% of related revenues before reimbursements	18.7%	17.9%	18.9%	18.2%
Crawford Specialty Solutions	12,611	16,737	22,857	33,571
% of related revenues before reimbursements	17.7%	20.1%	16.6%	20.3%
Total segment indirect costs	$49,106	$52,558	$95,472	$104,772
% of related revenues before reimbursements	19.1%	18.8%	18.9%	19.0%
Segment Operating Earnings:
Crawford Claims Solutions	$1,710	$4,100	$1,397	$5,245
% of related revenues before reimbursements	2.0%	4.4%	0.8%	2.9%
Crawford TPA Solutions: Broadspire	5,026	8,132	11,759	15,959
% of related revenues before reimbursements	5.1%	7.9%	6.0%	7.9%
Crawford Specialty Solutions	12,612	10,036	24,807	20,060
% of related revenues before reimbursements	17.7%	12.0%	18.1%	12.1%

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Operating earnings in our Crawford Claims Solutions segment decreased to $1.7 million, or 2.0% of revenues before reimbursements, for the three months ended June 30, 2019 compared with 2018 operating earnings of $4.1 million, or 4.4% of revenues before reimbursements. For the six months ended June 30, 2019, operating earnings decreased to $1.4 million, or 0.8% of revenues before reimbursements, compared with 2018 operating earnings of $5.2 million, or 2.9% of revenues before reimbursements. The decrease in operating earnings resulted primarily from the decrease in weather related claim activity and revenues in the U.S. and Canada, and lower earnings in Canada and Europe because expense reductions did not offset the lower revenues in those regions. There was also an increase in centralized administrative support costs to expand technology and sales efforts, as compared to 2018.
Excluding centralized indirect support costs, gross profit decreased from $21.5 million, or 23.1% of revenues before reimbursements in 2018, to $19.6 million, or 22.7% of revenues before reimbursements, in the three months ended June 30, 2019. For the six month periods, gross profit decreased from $39.5 million, or 21.5% of revenues before reimbursements, in 2018, to $36.6 million, or 21.6% of revenues before reimbursements, in 2019, due primarily to lower earnings in Canada and Europe compared to the prior year because expense reductions did not offset the lower revenues in those regions.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	Variance
U.S.	$33,825	$37,420	(9.6)%	$33,825	(9.6)%
U.K.	15,831	16,442	(3.7)%	16,699	1.6%
Canada	12,147	14,071	(13.7)%	12,791	(9.1)%
Australia	12,815	11,577	10.7%	14,045	21.3%
Europe	7,371	8,959	(17.7)%	8,016	(10.5)%
Rest of World	4,014	4,641	(13.5)%	4,269	(8.0)%
Total Crawford Claims Solutions Revenues before Reimbursements	$86,003	$93,110	(7.6)%	$89,645	(3.7)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	Variance
U.S.	$67,761	$75,946	(10.8)%	$67,761	(10.8)%
U.K.	32,202	31,594	1.9%	34,283	8.5%
Canada	24,268	27,165	(10.7)%	25,478	(6.2)%
Australia	23,334	22,150	5.3%	25,453	14.9%
Europe	13,836	16,653	(16.9)%	14,980	(10.0)%
Rest of World	7,921	10,048	(21.2)%	8,448	(15.9)%
Total Crawford Claims Solutions Revenues before Reimbursements	$169,322	$183,556	(7.8)%	$176,403	(3.9)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $86.0 million in the three months ended June 30, 2019, compared with $93.1 million in the comparable 2018 period. This decrease was due to a decrease in weather related activity in the U.S., as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $4.1 million, or 4.4% of Crawford Claims Solutions segment revenues, and reductions in Canada and Europe, partially offset by an increase in Australia, resulting from increased weather related claim activity. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.9%, or $3.6 million, for the three months ended June 30, 2019 as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $89.6 million for the three months ended June 30, 2019. There was a decrease in segment unit volume, measured principally by cases received, of 6.7% for the three months ended June 30, 2019, compared with the 2018 period. Changes in product mix and in the rates charged for those services accounted for a 7.4% revenue increase for the three months ended June 30, 2019 compared with the same period in 2018 due primarily to a reduction in high-frequency, low-complexity cases in Europe and Asia.
For the six months ended June 30, 2019, revenues before reimbursements from our Crawford Claims Solutions segment totaled $169.3 million, compared with $183.6 million in the 2018 period. This decrease was primarily due to a decrease in weather related activity in the U.S., as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $11.5 million, or 6.3% of Crawford Claims Solutions segment revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.9%, or $7.1 million, for the six months ended June 30, 2019 as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $176.4 million for the six months ended June 30, 2019. There was a decrease in segment unit volume, measured principally by cases received, of 6.3% for the six months ended June 30, 2019, compared with the 2018 period. Changes in product mix and in the rates charged for those services accounted for an 8.7% revenue increase for the six months ended June 30, 2019 compared with the same period in 2018 due primarily to a reduction in high-frequency, low-complexity cases in Europe and Asia.
The decrease in revenues in the U.S. for the three months and six months ended June 30, 2019 was primarily due to a reduction in weather related activity referenced above. Based on constant foreign exchange rates, there were increases in revenues in the U.K. for 2019 compared with 2018 due to an increase in new clients and expanding new services. Revenues in Canada decreased in 2019 due to a reduction in weather related case activity resulting from Ontario windstorms in the 2018 period, and due to clients handling more cases internally. There were revenue increases in Australia due to an increase in weather related case activity in the 2019 period. The revenue decreases in Europe were due to reductions in cases received in Germany, Poland and the Netherlands. The decrease in revenues in Rest of World for the three months and six months ended June 30, 2019 compared with the 2018 period was primarily due to a reduction in weather related case activity in Asia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $5.2 million and $4.7 million for the three month periods ended June 30, 2019 and 2018, respectively. Reimbursements were $9.8 million and $9.5 million for the six month periods ended June 30, 2019 and 2018, respectively. The increase in the 2019 periods was due to a change in the mix of cases provided and an increase in use of third parties in the U.S., U.K and Australia.
Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	June 30, 2018	Variance
U.S.	73,466	75,976	(3.3)%	145,661	153,452	(5.1)%
U.K.	13,486	14,712	(8.3)%	27,277	28,201	(3.3)%
Canada	9,376	11,777	(20.4)%	20,391	21,712	(6.1)%
Australia	11,714	8,898	31.6%	21,834	17,755	23.0%
Europe	9,388	14,313	(34.4)%	17,259	25,020	(31.0)%
Rest of World	4,364	4,898	(10.9)%	8,554	11,103	(23.0)%
Total Crawford Claims Solutions Cases Received	121,794	130,574	(6.7)%	240,976	257,243	(6.3)%

Overall, there were decreases in cases received of 6.7% and 6.3% for the three months and six months ended June 30, 2019, respectively, compared to the 2018 periods. The decrease in U.S. case volumes was due to a decrease in weather related activity as compared to the 2018 periods. The U.K. case volumes were lower in the 2019 periods due to a reduction of weather related activity that was present in 2018. The decrease in Canada was due to a reduction in weather related cases, due, in part, to Ontario windstorms that were present in the prior year, and due to clients handling more cases internally. The increase in cases in Australia was due to an increase in weather related activity in 2019. There was a reduction in cases received in Europe in 2019 due to a reduction in high-frequency, low-complexity property cases in Germany and Poland. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia in the three months and six months ended June 30, 2019.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.2% for the three months ended June 30, 2019 compared to 64.2% for the 2018 period. For the six months ended June 30, 2019, direct compensation, fringe benefits, and non-employee labor expenses, as a percent of revenues before reimbursements, were 66.1%, compared with 65.6% for the comparable period in 2018. These expenses as a percent of revenues before reimbursements increased due to lower employee utilization following the decrease in revenues. The total dollar amount of these expenses decreased to $56.1 million for the three months ended June 30, 2019 from $59.8 million for the comparable 2018 period, and also in the six months ended June 30, 2019 to $112.0 million from $120.5 million in 2018, as a result of the lower revenues. There was an average of 2,903 full-time equivalent employees in this segment in the six months ended June 30, 2019 compared with an average of 3,008 in the 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $28.2 million for the three months ended June 30, 2019 compared with $29.2 million for the 2018 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 32.8% for the three months ended June 30, 2019 compared with 31.4% for the 2018 period. For the six months ended June 30, 2019, these expenses were $56.0 million, or 33.0% of segment revenues before reimbursements, compared with $57.8 million, or 31.5% of segment revenues before reimbursements, for the comparable 2018 period. The decrease in cost is related to the lower revenues in the 2019 periods. The increase as a percent of revenues was primarily a result of lower expenses not fully offsetting the lower revenues in Canada and Europe, and an increase in centralized administrative support costs related to investments in technology and expanding sales efforts in the 2019 period.

CRAWFORD TPA SOLUTIONS: BROADSPIRE SEGMENT
Our Crawford TPA Solutions: Broadspire segment reported operating earnings of $5.0 million, or 5.1% of revenues before reimbursements, for the second quarter of 2019 as compared to $8.1 million, or 7.9% of revenues before reimbursements, for the second quarter of 2018. For the six months ended June 30, 2019, operating earnings were $11.8 million, or 6.0% of revenues before reimbursements, as compared to $16.0 million, or 7.9% of revenues before reimbursements, for 2018. The decrease in operating earnings for the 2019 periods resulted from lower revenues, which were not fully offset by lower expenses.
Excluding centralized indirect support costs, second quarter gross profit decreased from $26.5 million, or 25.8% of revenues before reimbursements, in 2018 to $23.7 million, or 23.8% of revenues before reimbursements, in 2019. For the six month period, gross profit decreased from $52.9 million, or 26.1% of revenues before reimbursements, in 2018 to $49.1 million, or 24.9% of revenues before reimbursements, in 2019, with lower direct expenses not fully offsetting the lower revenues.

Revenues before Reimbursements
Crawford TPA Solutions: Broadspire revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	Variance
U.S.	$79,819	$81,776	(2.4)%	$79,819	(2.4)%
U.K.	2,983	3,274	(8.9)%	3,145	(3.9)%
Canada	7,884	9,041	(12.8)%	8,302	(8.2)%
Europe and Rest of World	8,832	8,553	3.3%	9,600	12.2%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$99,518	$102,644	(3.0)%	$100,866	(1.7)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	Variance
U.S.	$157,015	$160,996	(2.5)%	$157,015	(2.5)%
U.K.	5,513	6,524	(15.5)%	5,863	(10.1)%
Canada	17,256	18,499	(6.7)%	18,108	(2.1)%
Europe and Rest of World	17,528	16,862	3.9%	18,966	12.5%
Total Crawford TPA Solutions: Broadspire Revenues before Reimbursements	$197,312	$202,881	(2.7)%	$199,952	(1.4)%

Revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $99.5 million in the three months ended June 30, 2019 compared with $102.6 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions: Broadspire segment revenues by approximately 1.3%, or $1.3 million, as compared with the 2018 period. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 8.0% for the three months ended June 30, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services accounted for a 6.3% revenue increase for the 2019 second quarter compared with the 2018 period.
For the six months ended June 30, 2019, revenues before reimbursements from our Crawford TPA Solutions: Broadspire segment totaled $197.3 million, compared with $202.9 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions: Broadspire segment revenues by approximately 1.3%, or $2.6 million, for the six months ended June 30, 2019 as compared with the 2018 period. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 6.0% for the six months ended June 30, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services accounted for a 4.6% revenue increase for the six months ended June 30, 2019 compared with the 2018 period.
The decrease in revenues in the U.S. for the three months and six months ended June 30, 2019 as compared with the 2018 periods was primarily due to a decrease in new Claims Management and Medical Management clients, partially offset by an increase in Disability clients. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the three and six months ended June 30, 2019 was due to client case volume decreases and a change in the mix of services provided. Revenues in Canada decreased in the current year due to a change in the mix of services provided. Revenues increased in Europe and Rest of World in the second quarter and for the six months primarily due to growth from both existing and new clients.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions: Broadspire segment were $3.2 million for the three months ended June 30, 2019, compared with $2.6 million in the comparable 2018 period. Reimbursements were $5.7 million for the six months ended June 30, 2019, compared with $5.1 million in the comparable 2018 period. Although overall revenues decreased, reimbursed expenses increased due to increases in U.S. Claims Management and in Europe.
Case Volume Analysis
Crawford TPA Solutions: Broadspire unit volumes by geographic region, as measured by cases received, for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	June 30, 2018	Variance
U.S.	119,070	124,135	(4.1)%	239,033	249,242	(4.1)%
U.K.	9,588	11,758	(18.5)%	18,063	22,944	(21.3)%
Canada	17,517	23,897	(26.7)%	39,158	48,255	(18.9)%
Europe and Rest of World	50,838	54,342	(6.4)%	102,453	103,924	(1.4)%
Total Crawford TPA Solutions: Broadspire Cases Received	197,013	214,132	(8.0)%	398,707	424,365	(6.0)%

Overall case volumes were 8.0% lower for the three months and 6.0% lower for the six months ended June 30, 2019, compared with the same periods in 2018. These reductions were primarily due to a reduction in Claims Management, Medical Management, and Affinity cases in the U.S., partially offset by an increase in Disability cases. There was a decrease in the 2019 periods in the U.K. due to client business declines impacting both the three months and six months ended June 30, 2019. The reduction in Canada was due to a reduction in weather related cases that were present in the prior year, along with lower carrier volumes as more cases were handled internally. The reduction in cases received in Europe and Rest of World was due to a change in the mix of cases received in Europe.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions: Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 58.3% in 2018 to 61.2% in 2019. The amount of these expenses increased from $59.8 million for the three months ended June 30, 2018 to $60.9 million for the 2019 comparable period. For the six months ended June 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 58.4% in 2018 to 60.5% in 2019. The amount of these expenses increased from $118.6 million for the six months ended June 30, 2018 to $119.3 million for the 2019 comparable period. The increase in the three months and six months as a percent of revenues before reimbursements relates to an increase in employees in 2019 and an increase in incentive compensation in 2019 compared to the 2018 periods.
Average full-time equivalent employees in this segment totaled 3,164 in the first six months of 2019, up from 3,115 in the comparable 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions: Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.7% and 33.6% for the three months and six months ended June 30, 2019, respectively, compared with 33.8% and 33.7% in the comparable 2018 periods. The decrease in expenses as a percentage of revenues was due to expense controls implemented in 2019. The amount of these expenses decreased from $34.7 million for the three months ended June 30, 2018 to $33.6 million in 2019, and from $68.4 million for the six months ended June 30, 2018 to $66.2 million in 2019, due to the lower revenues.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $12.6 million for the three months ended June 30, 2019, as compared with operating earnings of $10.0 million in the comparable 2018 period. The related segment operating margin increased from 12.0% for the quarter ended June 30, 2018, to 17.7% in the comparable 2019 period. Operating earnings for the six months ended June 30, 2019 totaled $24.8 million, as compared with operating earnings of $20.1 million in the comparable 2018 period. The related segment operating margin increased from 12.1% for the six months ended June 30, 2018 to 18.1% in the comparable 2019 period. This improvement was primarily due to the absence of the Garden City Group business which was disposed in June 2018.
Excluding indirect support costs, gross profit in the second quarter decreased from $26.8 million, or 32.1% of revenues before reimbursements, in 2018 to $25.2 million, or 35.3% of revenues before reimbursements, in 2019. For the six month period, gross profit decreased from $53.6 million, or 32.4% of revenues before reimbursements, in 2018 to $47.7 million, or 34.7% of revenues before reimbursements, in 2019, due primarily to the absence of the Garden City Group business.
Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date.
Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line in June 2018, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate and, in each case, excluding activity from the Garden City Group service line, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended June 30, 2018 and exclusion of Garden City Group from June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	June 30, 2018	Variance
U.S.	$32,881	$42,986	(23.5)%	$32,881	$29,606	11.1%
U.K.	12,720	13,697	(7.1)%	13,416	13,697	(2.1)%
Canada	8,772	8,981	(2.3)%	9,237	8,439	9.5%
Australia	6,015	6,466	(7.0)%	6,592	6,466	1.9%
Europe	4,894	5,537	(11.6)%	5,262	5,537	(5.0)%
Rest of World	6,078	5,623	8.1%	6,328	5,623	12.5%
Total Crawford Specialty Solutions Revenues before Reimbursements	$71,360	$83,290	(14.3)%	$73,716	$69,368	6.3%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for six months ended June 30, 2018 and exclusion of Garden City Group from June 30, 2018
(in thousands, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	June 30, 2018	Variance
U.S.	$61,339	$86,455	(29.1)%	$61,339	$57,628	6.4%
U.K.	25,408	26,789	(5.2)%	27,037	26,789	0.9%
Canada	17,163	17,632	(2.7)%	18,016	16,584	8.6%
Australia	11,332	12,098	(6.3)%	12,356	12,098	2.1%
Europe	9,653	11,081	(12.9)%	10,334	11,081	(6.7)%
Rest of World	12,410	11,656	6.5%	12,906	11,656	10.7%
Total Crawford Specialty Solutions Revenues before Reimbursements	$137,305	$165,711	(17.1)%	$141,988	$135,836	4.5%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $71.4 million in the three months ended June 30, 2019, compared with $83.3 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 2.8%, or $2.4 million, for the three months ended June 30, 2019, as compared with 2018. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $73.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2019, revenues before reimbursements from our Crawford Specialty Solutions segment totaled $137.3 million, compared with $165.7 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 2.8%, or $4.7 million, for the six months ended June 30, 2019, as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $142.0 million for the six months ended June 30, 2019.
The Garden City Group service line, which was disposed in June 2018, represents a $13.9 million negative variance, or 16.7% of Crawford Specialty Solutions revenues, in the three months ended June 30, 2019, and a $29.9 million negative variance, or 18.0% of Crawford Specialty Solutions revenues, in the six months ended June 30, 2019, compared to the 2018 periods.
Overall case volumes were 10.8% lower for the three months ended June 30, 2019 and 6.0% for the six months ended June, 2019 compared with the same periods of 2018. Changes in product mix and in the rates charged for those services accounted for a 16.0% and 9.7% revenue increase for the three months and six months ended June 30, 2019, respectively, compared with the same periods in 2018.
The decrease in revenues in the U.S. for the three months and six months ended June 30, 2019, compared with the 2018 periods was due to the Garden City Group disposal. Excluding the Garden City Group 2018 revenues, there was an increase in revenues in the U.S. due to increased clients in our Global Technical Services and Contractor Connection service lines. On a constant currency basis, there was a revenue decrease in the U.K. in the 2019 second quarter, but an increase in the year-to-date period primarily due to higher Global Technical Services revenues. Revenues in Canada increased in the 2019 periods compared with 2018 due to an increase in clients in Global Technical Services. There was an increase in revenues in Australia due to an increase in weather related activity in the current year. There were decreases in revenues in Europe due to decreased revenues in the Netherlands and Scandinavia. The increase in revenues in Rest of World was primarily due to increased weather related activity in Hong Kong.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects, primarily in the Garden City Group service line, and were $2.6 million and $4.8 million for the three and six months ended June 30, 2019, respectively, compared with $6.9 million and $16.9 million, respectively, in the comparable 2018 periods. The decrease in the 2019 period was due to the absence of the Garden City Group service line previously referenced, which had reimbursements of $3.9 million and $10.5 million in the 2018 quarter and year-to-date periods, respectively, and a reduction in Global Technical Services.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2019	June 30, 2018	Variance	June 30, 2019	June 30, 2018	Variance
U.S.	55,206	55,266	(0.1)%	109,317	111,136	(1.6)%
U.K.	3,723	3,875	(3.9)%	6,276	7,524	(16.6)%
Canada	15,861	23,717	(33.1)%	36,110	40,121	(10.0)%
Australia	1,512	1,981	(23.7)%	3,032	4,254	(28.7)%
Europe	2,208	4,018	(45.0)%	5,192	8,444	(38.5)%
Rest of World	5,140	4,955	3.7%	10,110	9,325	8.4%
Total Crawford Specialty Solutions Cases Received	83,650	93,812	(10.8)%	170,037	180,804	(6.0)%
Overall case volumes were 10.8% lower in the three months ended June 30, 2019 and 6.0% lower in the six months ended June 30, 2019, compared with the same periods in 2018. The decrease in U.S. case volumes in the three months and six months ended June 30, 2019 was due to a decrease in weather related cases compared to the 2018 periods. The U.K. case volumes were lower in the 2019 periods due to a decrease in high-frequency, low-complexity property cases in the Contractor Connection service line. The decrease in Canada was due to a decrease in weather related activity in the current year as Contractor Connection received additional cases from the Ontario windstorms that impacted that region in the 2018 second quarter. The decrease in Australia cases was due to a reduction in property cases in the current period. The decrease in cases in Europe was due to a decrease in Global Technical Services. The increase in cases in Rest of World in the quarter and six month was due to an increase in weather related cases in Asia.
Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above for the June 30, 2018 periods.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 49.1% in the 2019 second quarter compared to 50.9% in the 2018 second quarter. The dollar amount of these expenses was $35.1 million for the 2019 second quarter and $42.4 million for the comparable 2018 period. For the six month periods, direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 51.0% in 2019 compared to 51.9% in 2018, and the dollar amount of these expenses was $70.0 million in 2019 compared to $86.1 million for the comparable 2018 period. The decrease in the dollar amount in the 2019 periods was due to the Garden City Group disposal referenced above. Excluding the impact of the Garden City Group service line, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been $35.2 million, or 50.8%, in the 2018 second quarter, and $68.8 million, or 50.6%, in the six months ended June 30, 2018. The increase in the percentage of revenues before reimbursements was due to increased compensation expense and an increase in employees in 2019. There was an average of 1,486 full-time equivalent employees in Crawford Specialty Solutions in the 2019 six month period, compared with an average of 1,346, which excludes the 375 full-time equivalent employees within the Garden City Group, for the comparable 2018 six month period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 33.2% and 30.9% of Crawford Specialty Solutions revenues before reimbursements for the three months and six months ended June 30, 2019, respectively, compared with 37.0% and 36.0% for the comparable periods in 2018. The dollar amount of these expenses decreased to $23.7 million in the 2019 second quarter as compared with $30.9 million in the comparable 2018 period, and decreased to $42.5 million in the six months ended June 30, 2019 as compared to $59.6 million in the comparable 2018 period. These decreases were primarily due to the Garden City Group disposal referenced above, which had $8.9 million and $17.4 million of expenses in the three month and six month 2018 periods, respectively.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2019 will be approximately 32% after considering known discrete items as of June 30, 2019.
The provision for income taxes on consolidated income totaled $2.9 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The overall effective tax rate decreased to 40.8% for the six months ended June 30, 2019 compared with 42.4% for the 2018 period due to the impact of the sale of the GCG Business in 2018, and an arbitration settlement in 2019.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.8 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. Interest income totaled $0.3 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Corporate interest expense totaled $5.8 million and $6.2 million for the six months ended June 30, 2019 and 2018, respectively. Interest income totaled $0.6 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. Stock option expense totaled $0.9 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for each of the three months ended June 30, 2019 and 2018. Amortization expense associated with these intangible assets totaled $5.6 million for each of the six months ended June 30, 2019 and 2018. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs and Credits, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended June 30, 2019 and 2018, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
The Company had an unallocated corporate and shared credit of $3.2 million for the three months ended June 30, 2019 compared to a cost of $0.7 million for the comparable 2018 period. The decrease of cost for the three months ended June 30, 2019 was due to a decrease in professional fees, bad debt expense and other administrative costs, partially offset by an increase in defined benefit pension expense. Unallocated corporate and shared costs were $0.7 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease for the six months ended June 30, 2019 was due to a decrease in professional fees and other administrative costs, partially offset by an increase in defined benefit pension expense.

Arbitration Settlement Charges
During the three months ended June 30, 2019, the Company received notice that an arbitration panel had awarded $11.4 million to three of four former executives of Crawford & Company’s former Garden City Group business unit who departed from the Garden City Group on December 31, 2015. The three former executives claimed that they were entitled to additional payments associated with their departure, and the $11.4 million included amounts for severance, interest and attorney’s fees, arbitration fees and withholding taxes.
Loss on Disposition of Business Line
During the three months and six months ended June 30, 2018, we recorded a loss on the disposal of a business line of $17.8 million. The loss on the sale of the GCG business was presented in the unaudited Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line".
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At June 30, 2019, our working capital balance (current assets less current liabilities) was approximately $78.6 million, a decrease of $16.9 million from the working capital balance at December 31, 2018. Our cash and cash equivalents were $39.2 million at June 30, 2019, compared with $53.1 million at December 31, 2018.
Cash and cash equivalents as of June 30, 2019 consisted of $9.9 million held in the U.S. and $29.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.
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
Cash Provided by/Used in Operating Activities
Cash provided by operating activities was $8.7 million for the six months ended June 30, 2019, compared with $18.7 million of cash used in the comparable period of 2018. The increase in cash provided by operating activities was primarily due to a decrease in discretionary U.S. and U.K. pension contributions in 2019 compared to 2018, better accounts receivable management and lower working capital requirements, including the positive cash flow impact of the Garden City Group disposal in June 2018.
Cash Used in/Provided by Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $8.1 million for the six months ended June 30, 2019, compared with $23.4 million provided in the first six months of 2018. The 2018 activity included proceeds from the disposal of the Garden City Group business line. Capital expenditures were higher in the 2018 period due to the costs incurred for the consolidation and relocation of our Atlanta Service Center and other investments in technology, including Garden City Group expenditures.

Cash Used in Financing Activities
Cash used in financing activities was $14.9 million for the six months ended June 30, 2019, compared with $12.9 million used in financing activities for the 2018 period. We paid $6.6 million and $6.8 million in dividends in the six-month periods ended June 30, 2019 and 2018, respectively. During the first six months of 2019, we increased our short-term borrowings and book overdraft, net, by $10.8 million, compared with a decrease during the first six months of 2018 of $0.4 million, to fund working capital requirements. Share repurchases totaled $19.6 million in the 2019 period, compared to $5.6 million for the first six months of 2018.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.6 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $238.6 million at June 30, 2019. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $202.8 million as of June 30, 2019 compared with $190.4 million at December 31, 2018.
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
For the six-month period ended June 30, 2019, the Company made no contributions to its U.S. defined benefit pension plan and $0.3 million to its U.K. defined benefit pension plans, respectively, compared with contributions of $6.0 million and $2.8 million, respectively, in the comparable 2018 period. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2019. Anticipated funding for the other international plans is not significant.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2019, we paid $6.6 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2019, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2018 were as follows:

•
Unbilled revenues increased $11.8 million excluding foreign currency exchange impacts. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in the U.K. and Australia, and the Crawford Specialty Solutions segment, due to increased activity generated from two Canadian acquisitions made in 2018.

•
Accounts payable and accrued liabilities decreased $16.0 million excluding foreign exchange impacts and the accrued arbitration settlement charges. The decrease was due to payments for accrued compensation and incentive compensation, and accounts payable. Included in this amount is the net change for the inclusion of "Operating lease right-of-use assets, net" and "Operating lease liabilities" as well as the removal of "Deferred rent", as discussed further below.

At June 30, 2019, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we have certain material obligations under operating lease agreements to which we are a party. As discussed in Note 4, "Lease Commitments" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company adopted Topic 842 as of January 1, 2019, which resulted in recording operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as set forth below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved in July 2017, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both) through July 2020 (the "2017 Repurchase Authorization"). Under the 2017 Repurchase Authorization, repurchases could be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deemed appropriate, subject to applicable contractual and regulatory restrictions. The 2017 Repurchase Authorization had 427,883 shares available for repurchase when it was terminated on May 8, 2019.
Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2018, the Company has purchased 352,430 shares pursuant to the 2019 Repurchase Authorization. As of June 30, 2019, the Company was authorized to repurchase 1,647,570 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2019				427,883
April 1, 2019 - April 30, 2019
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of April 30, 2019				427,883
May 1, 2019 - May 31, 2019
CRD-A	209,600	$8.95	209,600
CRD-B	—	$—	—
Totals of May 31, 2019				1,790,400
June 1, 2019 - June 30, 2019
CRD-A	70,479	$9.42	70,479
CRD-B	72,351	$8.81	72,351
Totals as of June 30, 2019	352,430		352,430	1,647,570

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	August 5, 2019	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2019	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)